Form 10-Q
period 1996-03-31
COMMUNICATION INTELLIGENCE CORP
filed 1996-05-10
CIK 727634

Communication Intelligence Corporation
                                and Subsidiaries
                                    FORM 10-Q




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X         QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
- - ------
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1996

                                       OR

            TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                         94-2790442
           -------------------------         -------------------------
               (State or other                   (I.R.S. Employer
               jurisdiction of
               incorporation or                Identification No.)
                organization)


         275 Shoreline Drive, Suite 520, Redwood Shores, CA 94065-1413 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (415) 802-7888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X          No
                                ------            ------


Number of shares outstanding of the issuer's Common Stock, as of May 9, 1996:
                                 40,584,399.

This Quarterly Report on Form 10-Q contains 11 pages of which this is page 1.

                                      INDEX



PART I.  FINANCIAL INFORMATION


      Item 1.  Financial Statements                                    Page No.

      Condensed Consolidated Balance Sheets at March 31, 1996 and
            December 31, 1995.............................................3

      Condensed Consolidated Statements of Operations for the
            three-month periods ended March 31, 1996 and 1995.............4

      Condensed  Consolidated  Statements  of Cash  Flows for the
            three-month periods ended March 31, 1996 and 1995.............5

      Notes to Condensed Consolidated Financial Statements................7


      Item 2.  Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations........................8


PART II.  OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders.......10

      Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits..............................................10

               (b) Reports on Form 8-K...................................10


Signatures...............................................................11


                     Communication Intelligence Corporation
                                and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                 (In Thousands)

                                                            Mar. 31,    Dec. 31,
Assets                                                        1996      1995 (A)
                                                            --------    --------
Current assets:
   Cash and cash equivalents                                $  2,400    $  5,924
   Short-term investments                                      2,502       1,535
   Note receivable from officer                                 --           210
   Accounts receivable, net                                      192         381
   Inventories                                                   323         249
   Other current assets                                          333         400
                                                            --------    --------
      Total current assets                                     5,750       8,699

Note receivable from officer                                     210        --
Property and equipment, net                                      371         336
Capitalized software development costs, net                       66          88
Other assets                                                     690         653
                                                            --------    --------

      Total assets                                          $  7,087    $  9,776
                                                            ========    ========

Liabilities and stockholders' equity Current liabilities:
   Short-term debt                                          $   --      $     30
   Accounts payable                                               93         437
   Pre-petition liabilities - current                            882         822
   Accrued compensation                                          377         282
   Other accrued liabilities                                     592         761
   Deferred revenue                                            2,474       2,570
   Obligations under capital leases - current                     25          34
                                                            --------    --------
      Total current liabilities                                4,443       4,936

Obligations under capital leases - noncurrent                      8           8
Pre-petition liabilities - noncurrent                           --           822
Commitments

Stockholders' equity:
   Common stock                                                  403         400
   Additional paid-in capital                                 51,804      51,687
   Accumulated deficit                                       (49,439)    (47,991)
   Cum. foreign currency translation adjustment                 (132)        (86)
                                                            --------    --------
      Total stockholders' equity                               2,636       4,010
                                                            ========    ========

      Total liabilities and stockholders' equity            $  7,087    $  9,776
                                                            ========    ========

    A.The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date (see Note 1).

                            See accompanying notes.

                     Communication Intelligence Corporation
                                and Subsidiaries
               Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     1996        1995
                                                   --------    --------
Revenues:
   Product                                         $    141    $    176
   License and royalty                                  131          33
   Development contract                                 367         285
                                                   --------    --------

                                                        639         494

Operating costs and expenses:
   Cost of sales                                        432         210
   Research and development                             448         525
   Sales and marketing                                  714         583
   General and administrative                           494         347
                                                   --------    --------

      Total operating costs and expenses              2,088       1,665
                                                   --------    --------

Loss from operations                                 (1,449)     (1,171)

Interest and other income                                80          55

Interest expense                                        (79)        (40)
                                                   --------    --------

      Net loss                                     $ (1,448)   $ (1,156)
                                                   ========    ========

      Net loss per common share                    $  (0.04)   $  (0.03)
                                                   ========    ========

      Weighted average common shares outstanding     40,140      33,739
                                                   ========    ========

                            See accompanying notes.


                     Communication Intelligence Corporation
                                and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1996       1995
                                                           -------    -------
Cash flows from operating activities:
Net loss                                                   $(1,448)   $(1,156)
Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                                74         99
   Net (increase) decrease  in  operating
   assets and  liabilities:
      Accounts receivable                                      189        (69)
      Inventories                                              (74)      (146)
      Prepaid expenses and other current assets 67              42
      Accounts payable and accrued compensation               (249)      (114)
      Deferred revenues                                        (96)       (20)
      Pre-petition liabilities                                (762)      (993)
      Other accrued liabilities                               (169)       (68)
                                                           -------    -------

      Net cash used in operating activities                 (2,468)    (2,425)
                                                           -------    -------

Cash flows from investing activities:
   Sale of short-term investments                            2,062       --
   Purchase of short-term investments                       (3,029)      --
   Acquisition of property and equipment                       (70)       (35)
   Increase in capitalized software costs                     --          (10)
   Increase in other assets                                    (54)        (3)
                                                           -------    -------

      Net cash used in investing activities                 (1,091)       (48)
                                                           -------    -------

Cash flows from financing activities:
   Principal payments on short-term debt                       (30)      (118)
   Principal payments on capital lease obligations              (9)       (20)
   Proceeds from issuance of common stock                      120         72
                                                           -------    -------

      Net  cash (used in) provided by financing
      activities                                                81        (66)
                                                           -------    -------

Effect of exchange rate changes on cash                        (46)         1
                                                           -------    -------

Net decrease in cash and cash equivalents                   (3,524)    (2,538)
Cash and cash equivalents at beginning of quarter            5,924      4,088
                                                           -------    -------

Cash and cash equivalents at end of quarter (See note 2)   $ 2,400    $ 1,550
                                                           =======    =======

                            See accompanying notes.


                     Communication Intelligence Corporation
                                and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
                                                                1996       1995
                                                              -------    -------
Schedule of non-cash transactions:
Reclassification of current note receivable from
officer to non-current                                        $   210    $  --
                                                              =======    =======

                            See accompanying notes.

1.    Interim financial statements

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Communication Intelligence Corporation (the "Company" or "CIC") considers necessary for a fair presentation of its financial position at the dates and its results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of the results to be expected for the entire year.

      This financial information should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995.

      Certain prior period amounts in the financial statements have been reclassified to conform with the current period presentation.

2.     Cash and cash equivalents

      The  Company  considers  all  highly  liquid   investments  with  original
      maturities of up to 90 days to be cash equivalents.

      Short-term investments are classified as "available-for-sale" and are stated at fair value. Any unrealized gains or losses are reported as a separate component of stockholders' equity, but, to date, have not been significant.

      Cash and cash equivalents included certain highly liquid investments with original maturities of up to 90 days as follows:

                                                    March 31,    December 31,
                                                       1996          1995
                                                  -----------------------------
                                                         (In thousands)
            Cash in bank                             $    772      $   441
            U.S. Corporate Securities                       -        5,483
            Other Debt Securities                       1,678            -
                                                  =============================
                                                     $  2,400      $ 5,924
                                                  =============================

      Short-term investments consisted of the following available-for-sale securities as follows:

                                                        March 31,       Dec. 31,
                                                          1996            1995
                                                        ------------------------
                                                             (In thousands)
U.S. Corporate Securities                                $ --             $  998
Other Debt Securities                                     2,502              537
                                                        -------          -------
                                                         $2,502           $1,535
                                                        =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the quarter ended March 31, 1996 increased 29% to $639,000 from the comparable three month period of the prior year and are comprised of product, license and royalty, and development contract revenues. This increase is due to a increases in license and royalty, and development contract revenues as discussed below.

                                             Three months ended
                                                 March 31,
                                       -------------------------------
                                           1996               1995
                                       -------------     -------------
                                               (in thousands)
         Revenues:
           Product                        $   141           $   176
           License and royalty                131                33
           Development contract               367               285
                                       =============     =============

                                          $   639           $   494
                                       =============     =============

Product sales decreased to $141,000 for the three month period ended March 31, 1996 from $176,000 in the comparable prior year period. The decline in sales was due to reductions in the MacHandwriter II unit sales by the Company's Japanese subsidiary. Since the second quarter of 1994, the Company has concentrated its domestic sales effort on distributors and catalog resellers. In 1995, the Company began a limited entry into the retail market with its domestic Handwriter products. The Company plans to expand its retail market sales efforts during 1996. There can be no assurance that the Company will be successful in its efforts to broaden retail market distribution.

Revenues from license and royalty fees for the three month period ended March 31, 1996 increased to $131,000 from $33,000 in the comparable prior year period. This increase is primarily the result of higher shipment volumes by the Company's licensees.

Development contract revenues for the three month period ended March 31, 1996 increased 29% to $367,000 from $285,000 in the comparable prior year period. This increase is due to increased operational and marketing activities by the Company's 79% owned joint venture in The Peoples Republic of China (the "Joint Venture"), compared to the same period last year. This increase was offset in part by a decrease in the first quarter of 1996 in revenues attributable to a grant from the US Government's National Institute of Standards and Technology ("NIST") to $91,000, compared to $202,000 in the comparable period of the prior year. The NIST grant was awarded in December 1993 to supplement the Company's development of a recognition system for the Chinese language The NIST grant expires in April 1996.

Cost of sales includes the costs of materials, procurement, warehousing, and related personnel in connection with the sales of the Company's products as well as the amortization of capitalized software development costs. Costs incurred in connection with the NIST grant, included in development contract revenue, are expensed as incurred and are included in research and development expenses. Cost of sales increased to $432,000 for the three month period ended March 31, 1996 as compared to $210,000 for the comparable period of the prior year. This increase is attributable to a shift in the revenue mix to lower margin Development contract revenues generated by the Joint Venture, and increases in the costs of procurement, warehousing, and related personnel. Amortization of software development costs declined to $22,000 for the three month period ended March 31, 1996 as compared to $49,000 for the comparable period of the prior year.

Research and development expenses for the three month period ended March 31, 1996 decreased by 15% to $448,000 as compared to $525,000 in the comparable period of the prior year. This decrease was primarily attributable to decreases in the purchase of outside development services, and the reduction of other overhead costs. The Company did not capitalize any software development costs in the three month period ended March 31, 1996. In the three month period ended March 31, 1995, the Company capitalized $10,000 of software development costs.

Sales and marketing expenses for the three month period ended March 31, 1996 increased 22% to $714,000 as compared to $583,000 in the comparable period of the prior year. This increase is primarily due to additions in staffing and related costs and advertising in support of heightened sales activities both in the U. S. and China.

General and administrative expenses for the three month period ended March 31, 1996 increased 42% to $494,000 as compared to $347,000 in the comparable period of the prior year. The increase reflected increased costs of professional services, insurance and personnel and related costs.


Liquidity and Capital Resources

At March 31, 1996, cash, cash equivalents, and short-term investments totaled $4,902,000 compared to cash, cash equivalents and short-term investments of $7,459,000 at December 31, 1995. This decrease was primarily the result of $2,468,000 used in operating activities. Total current assets were $5,750,000 at March 31, 1996 compared to $8,699,000 at December 31, 1995.

Current liabilities, which include deferred revenue, were $4,443,000 at March 31, 1996. Deferred revenue, totaling $2,474,000 at March 31, 1996, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees. Under the terms of the Company's agreement with IBM, the Company is obligated to share certain royalties from third parties with IBM when earned.

In 1993, the Company formed the Joint Venture with The Ministry of Electronic Industries of Jiangsu Province (the "Government") of The People's Republic of China. The Joint Venture, Communication Intelligence Computer Corporation, Ltd. ("CICC"), is 79% owned by the Company. Under the provisions of the joint venture agreement, in exchange for 79% ownership, the Company is to contribute up to $5.4 million in cash, and the Company will provide non-exclusive licenses to technology and certain distribution rights. The Government will contribute certain land use rights and provide other services for the joint venture. As of March 31, 1996, the Company had contributed $900,000 in cash and had provided non-exclusive licenses to technology and certain distribution rights, while the Government had contributed certain land use rights. In February, 1996, CICC repaid borrowings of approximately $30,000 denominated in Chinese currency to a local bank.

As of March 31, 1996, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $4,902,000. The Company believes that the above mentioned funds, together with anticipated revenues, are adequate to meet projected working capital and other cash requirements through the end of 1996.

Future Results and Stock Price

The Company's future earnings and stock price may be subject to significant volatility. The public stock markets have exhibited extreme volatility in stock prices in recent years. The stock prices of high technology companies have experienced particularly high volatility, including at times severe price changes that are unrelated or disproportional to the operating performance of these specific companies. The trading price of the Company's Common Stock could be subject to wide fluctuation in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.


Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         COMMUNICATION INTELLIGENCE CORPORATION
                                        ----------------------------------------
                                                       Registrant



      May 9, 1996                                   /s/ Francis V. Dane
- - -------------------------                  -------------------------------------
          Date                                        Francis V. Dane
                                               Vice President, Secretary and
                                                         Treasurer