Form 10-K/A
period 1995-12-31
COMMUNICATION INTELLIGENCE CORP
filed 1996-07-15
CIK 727634

FORM 10-K/A
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  X    Annual Report pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934 for the fiscal year ended:  December 31, 1995.

- ----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to _____________________

Commission File Number:  0-19301

                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-2790442
 ------------------------------                     ----------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                      Identification No.)



             275 Shoreline Drive, Suite 520, Redwood
                           Shores, CA                      94065
         -----------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

    Registrant's telephone number, including area code: (415) 802-7888

     Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and been subject to such filing requirements for the past 90 days.

                        Yes X       No
                           ---         ---

Indicated by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1996, based upon the closing sales price of the Common Stock on March 25, 1996, reported on NASDAQ, was approximately $111,724,000. For the purpose of this disclosure, Common Shares held by persons who hold more than 5% of the outstanding voting shares and Common Shares held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as the term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for any other purpose.

        The number of shares outstanding of the registrant's Common Stock, as of March 25, 1996, was approximately 40,268,335.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1996 are incorporated by reference into Part III.

A list of all Exhibits to this Form 10-K begins on page 16.

                     COMMUNICATION INTELLIGENCE CORPORATION

                                      INDEX

PART I.                                                                                   Page
                                                                                          ----

Item 1. Business                                                                           3

Item 2. Properties                                                                         7

Item 3. Legal Proceedings                                                                  7

Item 4. Submission of Matters to a Vote of Security Holders                                7

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder                  8
        Matters
                                                                                           9

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition                        9
        and Results of Operations
                                                                                          14

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting                       14
        and Financial Disclosure


PART III

                                                                                          15

Item 10.  Directors and Executive Officers of the Registrant

                                                                                          15

Item 11.  Executive Compensation

                                                                                          15

Item 12.  Security Ownership of Certain Beneficial Owners and Management
                                                                                          15
Item 13.  Certain Relationships and Related Transactions

PART IV

                                                                                          16


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

CIC and its logo, HandwriterAE, MacHandwriterAE, PenDOSAE, PenMAC(R), INKshrINK(R), and Creativity Tool(R), are registered trademarks of the Company. Zorro(TM), Dynamic Signature Verification(TM), InkSentry(TM), and YPad(TM) are trademarks of the Company. Applications for registration for various trademarks are in process in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. All other brand names or trademarks appearing in this Form 10-K are the property of their respective holders.

                            COMMUNICATION INTELLIGENCE CORPORATION
                                          FORM 10-K/A

PART I

Item 1.  Business

GENERAL

        Communication Intelligence Corporation (the "Company" or "CIC") was initially incorporated in Delaware on October 1, 1986 as a wholly-owned subsidiary of a predecessor corporation of the same name incorporated in California on November 18, 1981. CIC has one wholly-owned operating subsidiary, CIC Japan, Inc. ("CIC Japan"), incorporated on February 14, 1984 in Japan and has a 79% owned subsidiary, Communication Intelligence Computer Corporation, Ltd., a joint venture formed in the People's Republic of China (the "Joint Venture") in September 1993.

        CIC develops and markets natural input, computer interface, handwriting recognition, and data security technologies and products to satisfy emerging markets. These emerging markets include all areas of personal computing as well as electronic commerce and communications

        In July of 1994 the Company petitioned for protection under Chapter 11 of the United States Bankruptcy Code with the primary purposes of restructuring the Company, reorganizing its debt, and protecting its shareholder equity. On November 14, 1994 the Company's pre-petition creditors approved and the United States Bankruptcy Court confirmed the Company's Plan of Reorganization (Plan). The Plan provides for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Creditors are to be paid in three approximately equal installments. The first two installments were made in February of 1995 and 1996, respectively. The third installment will be made in February 1997.

        In November 1995, the Company completed a private placement of 5,500,000 shares of the Company's common stock, at a price of $2.00 per share, subject to certain adjustments. The net proceeds to the Company was $10.3 million. The Company has agreed to register the shares issued in the private placement under the Securities Act.

        CIC's strategic vision is to accelerate the worldwide adoption of pen computing applications through the establishment of a global, strategic business alliance network. To achieve this objective, CIC has engaged KPMG BayMark Capital LLC to assist in the formation of a series of strategic business alliances on a worldwide basis with other corporations or business entities. The Company believes that if achieved, this vision will bring the benefits of pen computing to computer users worldwide, while creating profitable opportunities both for itself and its strategic business partners. There can be no assurance that the Company will be able to establish strategic business alliances or, if established, such alliances will be profitable for the Company.

        The Company is pursuing a three-pronged revenue generation strategy for its products and services. The Company (1) licenses its products to Original Equipment Manufacturers (OEMs) and Independent Software Vendors (ISVs) who reproduce and market them in conjunction with their own products, (2) sells its end-user products, such as the MacHandwriter and Handwriter for Windows, through independent sales representatives, distributors, strategic relationships, and corporate sales, and (3) provides system integration services and markets CIC's pen-based business computer systems to Chinese business and government users through its joint venture in the People's Republic of China.

                            COMMUNICATION INTELLIGENCE CORPORATION
                                          FORM 10-K/A


CORE TECHNOLOGIES AND END USER PRODUCTS
- ---------------------------------------

        The Company offers a wide range of hardware and software products for pen-based computing built on the Company's core handwriting recognition and related technologies. The Company's core technologies are classified into two broad categories, natural input and transaction and communication enabling technologies.

        CIC's natural input technologies allow people to interact with a computer by use of an electronic pen. CIC believes using a pen is the most natural, healthy and efficient way of interacting with a computer. An electronic pen is an ideal complement to a keyboard, and the Company believes that it enhances productivity and creativity, and reduces the risk of repetitive stress illness (RSI).

        Transaction and communication enabling technologies facilitate economical and timely completion of protected electronic transactions and discretionary communications. CIC believes users of these technologies will benefit from productivity increases, user authentication and heightened data security. CIC's transaction and communication enabling technologies portfolio includes software for signature verification, data security, data compression, and operating environments. In addition to software applications such as YPad and E-mail ink annotation, CIC has developed Dynamic Signature Verification
(DSV). DSV is a sophisticated software program for the verification of peoples' signatures, which can be used as a security device. The Company plans to extend its products and technologies to take them onto the Internet; however these plans are in a preliminary stage and no assurance can be given that the Company will be successful in this regard.

        CIC has also developed two desktop pen computing end user products, Handwriter for Windows, and MacHandwriter. These Handwriter products combine software and hardware into "all-in-one" input devices for easy pen entry of graphics, text, and commands. Handwriter products have been carefully designed so that they are compatible with already installed user applications for Windows and Macintosh platforms. CIC has positioned the Handwriter products to complement the keyboard and perform as an ergonomic editing tool. Studies have shown that 80% of computer user's time is spent editing, and RSI is of major concern to computer users today. CIC believes Handwriter products enhance productivity in editing documents, while helping to reduce the risk of RSI.

        CIC is also planning the development of new versions of Handwriter which would be suitable for the growing population of laptop computer users. Actual development of these versions has not commenced and no assurance can be given that they will be successfully developed or commercialized. Pen input devices are particularly attractive to laptop users who are often dissatisfied with the small trackballs and touch pads which accompany most laptops. Laptops equipped with Handwriter will allow corporate field sales forces to automate sales by capturing signatures electronically.

        Handwriter for Windows also comes with other bundled applications such as YPad and E-mail ink annotation. YPad is an electronic notepad. E-mail ink annotation is a handwriting application that is specifically designed for E-mail users and allows for electronic annotation on documents. The Company believes these applications significantly enhance the functionality of Handwriter products. CIC's Handwriter for Windows and MacHandwriter, along with the PenDOS and PenMac operating environments have been recognized by industry experts as leading offerings in the field of pen input technology.

COPYRIGHTS, PATENTS AND TRADEMARKS
- ----------------------------------

        CIC's products are protected by a range of copyrights, patents, trademarks and trade secret laws. The original character recognition technology processes employed in the Company's products were developed and patented by SRI International (SRI), and SRI assigned those patents to CIC. The patents assigned to the Company by SRI expired or expire between 1993 and 1996. Other major elements of the product technology were developed by CIC and are patented in the United States and overseas. The Company does not believe that the expiration of the patents received from SRI will have a significant impact on the operations of the Company since CIC has made significant

                            COMMUNICATION INTELLIGENCE CORPORATION
                                          FORM 10-K/A

improvements to the original technology, producing additional patents which have been received or patent applications which are pending. The Company's internally developed patents expire between 1998 and 2005.

        While CIC's patents protect the methodology of its products, the implementation of that methodology is protected by copyright law. Recently, courts in the United States and throughout the world have been providing expanding copyright protection to software developers. The Company believes that its intellectual property rights are entitled to protection under current copyright law.

        CIC and its logo, Handwriter(R), MacHandwriter(R), PenDOS(R), PenMAC(R), INKshrINK(R), and Creativity Tool(R), are registered trademarks of the Company. Zorro(TM), Dynamic Signature Verification(TM), InkSentry(TM), and YPad(TM) are trademarks of the Company. Applications for registration for various markets are in process in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks in those jurisdictions where its products are or will be marketed.

        The Company maintains a substantial portion of its technology and know-how as trade secrets and obligates all employees and contractors to respect proprietary information through written agreements. The Company follows a practice of requiring prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed.

SOURCES AND AVAILABILITY OF RAW MATERIALS
- -----------------------------------------

        The Handwriter for Windows and MacHandwriter digitizer tablets and electronic pens are manufactured according to the Company's specification by CalComp, Inc. (CalComp). Other subcontractors manufacture templates, duplicate software, print documentation and prepare packaging for the products. The digitizer, pens and other components are packaged by a turnkey software service and shipped to customers upon the Company's instructions. If CalComp does not or is unable to meet product volume requirements, it is obligated to assist the Company in obtaining an adequate supply of digitizers and pens. Although the Company believes that the digitizer tablets could be manufactured by another supplier in the event CalComp were unable or unwilling to supply adequate quantities for the Company's products, such a lack of supply would adversely impact the Company's results of operations, at least in the short term.

SEASONALITY OF BUSINESS
- -----------------------

        The Company has not experienced seasonal trends affecting sales of its products or development or licensing of its technologies within its industry segment of operation. The recent introduction of products to be sold directly to consumers in North America may expose the Company to seasonal trends which it has not experienced in the past.

MATERIAL CUSTOMERS
- ------------------

        The Company operates in a single industry segment and has been dependent on a few customers. One customer, the United States Department of Commerce through an Advanced Technology Program Co-operative Agreement, accounted for
25 percent of total revenues in 1995. This program terminated during 1995. Two customers accounted for 21 and 9 percent of total revenues in 1994. Two customers accounted for 39 and 15 percent respectively of total revenues in 1993.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


BACKLOG
- -------

        The Company had no backlog at December 31, 1995. Backlog is subject to rescheduling and cancellation, therefore the Company does not consider backlog to be a reliable indicator of future sales. The Company's backlog for its products amounted to approximately $11,000, and $86,000 dollars at December 31, 1994 and 1993, respectively. The decrease in backlog during the three-year period is attributed to declines in product sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPETITION
- -----------

        The pen-based personal computer market is intensely competitive and has attracted a number of major companies already established in the personal computer and software industries. Certain of the Company's competitors have substantially greater financial and other resources than the Company. The Company faces competition at a number of different levels. Certain competitors have developed or are developing complete pen-based hardware and software systems, while others have focused on different elements of such systems, such as character recognition technology, pen-based operating systems and environments, and pen-based applications. For example, Tandy Corporation and Sony Corporation currently offer pen-based portable computers incorporating handwriting recognition technology of various levels of sophistication, and Microsoft offers a handwriting recognition system and a pen-based operating environment. There can be no assurance that the Company will be able to compete successfully against these companies. Moreover, there can be no assurance that the companies with whom the Company establishes distribution, license, product development or other strategic relationships will not choose to market technologies and products that they develop internally or acquire from third parties other than the Company. For example, Apple and IBM are developing internally or have licensed from other third parties a number of technologies related to pen-based computing, NCR/AT&T has developed its own pen-based operating environment, and NEC has developed its own character recognition technology and pen-based operating system. The Company's strategic partners have also had access to proprietary information of the Company, and there can be no assurance that the Company's confidentiality agreements with its strategic partners will adequately protect it against the improper use of such proprietary information.

        The Company believes that the principal competitive factors in the market for pen-based computer products are the quality and reliability of character recognition technology, multilingual capabilities of character based recognition technology, compatibility with a broad range of computer systems, name recognition, effective distribution systems, ease of use, software efficiency and the ability to sell to leading computer companies who may be predisposed to develop their own technology instead of licensing third party technology. Because of the as yet undeveloped nature of the pen-based computer industry, it is unclear which of these factors will be the most important. The Company believes that it competes favorably with respect to these factors, although it is at a competitive disadvantage with respect to name recognition and distribution capability. There can be no assurance that the Company will be able to maintain any competitive advantages as the pen-based computing industry evolves, market demands change and the Company's competitors apply substantial resources toward the development of new products and technologies.

EMPLOYEES
- ---------

        As of December 31, 1995, the Company employed 74 full-time employees, no part-time employees, and engages additional personnel on a contract basis as needed from time to time.

FOREIGN AND DOMESTIC OPERATIONS
- -------------------------------

        Reference is made to Note 10 to the Consolidated Financial Statements provided pursuant to Part II, Item 8 of this report, which is incorporated herein by reference.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


Item 2.  Properties

        The Company currently leases its principal facilities, consisting of approximately 9,000 square feet in Redwood Shores, California, pursuant to a lease that expires in 2000. CIC Japan leases approximately 1,580 square feet of office space in Tokyo and CICC leases approximately 1,000 square feet in China. The Company believes that these existing facilities will be suitable and adequate to meet its requirements for the near future.

Item 3.  Legal proceedings

        See discussion of Reorganization under Chapter 11 of the U. S. Bankruptcy Code in "Part I, Item 1, Business".

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                  FORM 10-K/A




PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is currently listed on the NASDAQ OTC Bulletin Board under the trading symbol "CICI." The Company listed its Common Stock on the NASDAQ Small Cap Market on September 19, 1991, and on the NASDAQ National Market on June 18, 1993. The Company has filed an application with NASDAQ to relist its shares on the NASDAQ Small Cap Market. The following table sets forth the high and low closing prices for shares of the Common Stock for the periods noted, as reported on NASDAQ.

                                                    Closing Prices
                                            -------------------------------
     Year      Period                          High                Low
     ----     -------                       ------------       ------------

     1993      First Quarter                   $7.13              $4.00
               Second Quarter                  $5.13              $3.25
               Third Quarter                   $3.75              $2.88
               Fourth Quarter                  $3.88              $2.53

     1994      First Quarter                   $3.06              $2.25
               Second Quarter                  $2.50              $0.69
               Third Quarter                   $.094              $0.06
               Fourth Quarter                  $.091              $0.44

     1995      First Quarter                   $1.28              $0.38
               Second Quarter                  $0.78              $0.50
               Third Quarter                   $1.93              $0.53
               Fourth Quarter                  $2.94              $1.63

     1996      First Quarter
                 (through March 25, 1996)      $3.78              $2.62


        As of March 25, 1996, there were approximately 650 registered holders of the Company's Common Stock. A high percentage of the Company's Common Stock is registered in the names of brokerage firms and depository trusts.

        The Company has not paid any dividends on its Common Stock or other securities since incorporation and currently intends to retain any future earnings for use in its business. No dividends will, therefore, be declared in the foreseeable future.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                  FORM 10-K/A


Item 6. Selected Financial Data

           The following table includes selected financial data of the Company for the last five years:

                                                                       Year Ended December 31,
                                                  ------------------------------------------------------------
                                                       1995        1994        1993        1992        1991
                                                       ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA                           (In thousands of dollars, except per share amounts)

Revenues ........................................   $  2,314    $  3,599    $  2,595    $  4,070    $  1,085
Research and development expenses (1) ...........      1,979       2,842       3,380       2,682       2,024
Marketing expenses ..............................      2,801       4,936       4,278       3,681       1,851
General and administrative expenses .............      1,717       2,395       1,921       1,664       1,065
Loss from operations ............................     (5,534)    (10,935)     (8,564)     (5,058)     (4,218)
Net loss ........................................     (5,595)    (11,048)     (8,299)     (5,114)     (4,081)
Net loss per common share .......................       (.16)       (.53)       (.44)       (.32)       (.29)


                                                                     As of December 31,
                                                  ------------------------------------------------------------
                                                        1995        1994        1993        1992        1991
                                                        ----        ----        ----        ----        ----
BALANCE SHEET DATA                                                        (In thousands)
- ------------------

Cash, cash equivalent and short-term
investments .....................................   $  7,459    $  4,088    $  5,305    $  2,811    $  3,586
Working capital (deficit) (2) ...................      3,763        (605)      1,907       1,308       2,825
Total assets ....................................      9,776       6,171      10,158       7,239       6,691
Deferred revenue ................................      2,570       2,754       2,681       1,634         250
Long-term obligations ...........................        830       2,069         321         130         158
Stockholders' equity (Net Capital Deficiency) ...      4,010      (1,219)      4,689       3,515       4,354


- -------------------
          (1) _______ Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

          (2) _______ Current liabilities used to calculate Working Capital at December 31, 1995, 1994, 1993, 1992, and 1991 include deferred revenue of $2,570,000, $2,754,000, $2,681,000, $1,634,000, and $50,000
          respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

1995 compared to 1994

           Product sales decreased 48% to $1,424,000 in 1995 from $2,724,000 recorded in the prior year. The decline in sales represented a continuation of the effects of a change in the Company's marketing strategy during 1994. During late 1993 and the first quarter of 1994, the Company had concentrated its marketing efforts in North America in direct sales to end-users and, in limited instances, computer resellers. Since the second quarter of 1994, the Company has focused on increasing sales of its Handwriter for Windows and MacHandwriter products through distributors and computer resellers. In connection with its efforts to broaden its distribution channels, the Company increased the price for its Windows and MacHandwriter products in April 1994. This price increase had a pronounced negative effect on the monthly shipments of over 2,500 units in the first quarter to average monthly shipments of approximately 1,000 units in the second quarter of 1994. In addition, limited product promotion efforts since the second quarter of 1994 and change in distribution channels further reduced the average monthly unit shipments to approximately 165 units during the last-half of 1994. During 1995 average monthly shipments aggregated approximately 250 units per month. The Company plans to

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


expand its sales efforts to the retail market during 1996 through a strategic relationship with Gemini Industries. There can be no assurance that the Company will be successful in its efforts to broaden distribution into the retail market or that the 1996 revenues from product sales will equal 1995 levels. By virtue of the declining level of product sales, backlog decreased to $0 at December 31, 1995, as compared to $11,000 at 1994 year-end.

        Sales by the Company's Joint Venture in the Peoples Republic of China, included in product sales, increased to $755,000 in 1995 compared to $340,000 during 1994. The increase in sales is primarily due to completion of one full year of marketing activities compared to one quarter of marketing activities in 1994.

        Revenues from license and royalty fees for 1995 increased to $237,000 from $61,000 in the prior year period. The increase is primarily the result of increased shipment volumes reported by two of the Company's licensees.

        Development contract revenues for 1995 decreased to $653,000 from $814,000 recorded in the prior year period. Contract revenues are primarily attributable to a grant received from the US Federal Government's National Institute of Standards and Technology ("NIST") in December 1993 to supplement development of a recognition system for the Chinese language. This grant expired in January 1996. The Company has historically pursued contract revenues as part of its business strategy, and at least in the short term, expects to continue to do so.

        Cost of sales includes the costs of materials, procurement, warehousing, and related personnel in connection with the sales of the Company's products as well as the amortization of capitalized software development costs. Costs incurred in connection with development contract revenues are expensed as incurred and are included in research and development expenses. Cost of sales decreased to $1,351,000 in 1995 as compared to $4,361,000 in 1994. This decrease is attributable to the decreases in product sales and a decrease in amortization and write offs of software development costs from $1,635,000 in 1994 to $157,000 in 1995. In addition, during 1994 the Company wrote off approximately $550,000 of MacHandwriter II inventory (CIC's Japanese language product). No such write off occurred during 1995.

        Research and development expenses decreased in 1995 by 30% to $1,979,000 from $2,842,000 recorded in 1994. This decrease was primarily attributable to decreases in the research and development staff and related costs commencing in the second quarter of 1994. The Company capitalized $20,000 of software development costs in 1995 as compared to $436,000 in the prior year. The continuing effect of reductions in personnel and product development efforts in 1994 account for the decline in research and development expenses and software capitalization during 1995.

        Sales and marketing expenses decreased 43% to $2,801,000 as compared to $4,936,000 in the prior year. This decrease is primarily due to reductions in staffing and related costs and promotional expenses incurred in the launch of Handwriter for Windows and MacHandwriter during the first and second quarters of 1994.

        General and administrative expenses decreased by 28% to $1,717,000 as compared to $2,395,000 in the prior year. This decrease was primarily attributable to the continuing effect of reductions in personnel and other costs in 1994.

        Interest and other income (net) for 1995 increased to $203,000 compared to a net expense of $38,000 in the prior year. This increase is primarily due to interest income earned on the Company's cash and short term investments.

        Interest expense for 1995 increased to $264,000 compared to $75,000 in the prior year. This increase is the result of interest expenses associated with the pre-petition liabilities and increased short term debt in 1995 as compared to 1994.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


        Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes", and the Company adopted Statement No. 109 in 1993. The Company has determined that, as of December 31, 1995, a valuation allowance for deferred tax assets of $15,084,000 is required to eliminate the deferred tax assets based upon the Company's history of losses.

1994 compared to 1993
- ---------------------

    Overview
    --------

        On July 18, 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court, San Francisco District with the primary purpose of restructuring the Company, reorganizing its debt, and protecting its shareholder equity

         In September 1994, the Company obtained, from an investor together with his affiliates (the "Investor"), interim financing via a secured $1,000,000 loan. In partial consideration for the loan, the Company issued warrants to purchase 2,000,000 shares of the Company's common stock at $.50 per share exercise price. The warrants expire in January 1997.

        On November 14, 1994 the Company's pre-petition creditors approved and the United States Bankruptcy Court confirmed the Company's Plan of Reorganization (Plan). The Plan provides for the payment in full, in cash, of all allowed claims of creditors. Unsecured creditors will be paid in three approximately equal installments. The first two installment were made in February of 1995 and 1996. The third installment will be made in February 1997.

        Under the Plan, each holder of common or preferred stock received, in exchange for each two shares of preferred or common stock, one Unit consisting of two new shares of common stock ($0.01 par value) and one stock purchase warrant ("the warrants"). The unexercised warrants expired on December 15, 1994. In December 1994, 3.9 million common shares were issued upon exercise of the Warrants resulting in gross proceeds to the Company of approximately $2 million.

        Concurrent with the Plan, the Company negotiated a Standby Stock Purchase Agreement (the "Standby Agreement") with the Investor, through which the Investor committed to purchase up to 10 million shares of newly-issued common stock at a price of $0.50 per share. The terms of the Standby Agreement provided that the Investor would purchase that number of shares of newly-issued common stock such that gross proceeds received pursuant to the Standby Agreement and exercise of warrants described above would total $5 million. The shares purchased pursuant to the Standby Agreement have certain demand registration rights. As consideration for the Investor's commitment under the Standby Agreement, the Company issued 500,000 shares of common stock to the Investor. The Investor purchased in excess of 6,000,000 shares of common stock pursuant to the Standby Agreement, payment for a portion of which was effected through the conversion of the Investor's $1,000,000 loan to the Company plus accrued interest.

    Results of operations
    ---------------------

        Revenues increased by 39% to $3,599,000 in 1994 from $2,595,000 in the prior year. This increase is principally due to sales of the Company's desktop peripheral products and increased contract revenue which more than offset the decrease in license fees as discussed below.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


        Product sales increased to $2,724,000 in 1994 from $790,000 in the comparable prior year. This increase is primarily attributable to sales of Handwriter for Windows and MacHandwriter, the Company's desktop pen-input systems for Windows and Apple Macintosh based personal computers, respectively. Sales of desktop pen-input systems declined 62% from $1,980,000 in the first half of 1994, to $744,000 during the second half of 1994. The decline in sales was due to an increase in selling price as the Company prepared to sell the products through distributors and computer resellers and to the reduction in advertising and marketing efforts brought about by the severe cash constraints experienced by the Company during 1994. The Company began shipping Handwriter for Windows to customers in November 1993 and MacHandwriter in February 1994.

        During the first quarter of 1994, the Company had concentrated its marketing efforts in North America in direct sales to end-users and, in limited instances, computer resellers. Since the second quarter of 1994, the Company focused on increasing sales of its Handwriter for Windows and MacHandwriter products through distributors and computer resellers. In connection with its efforts to broaden its distribution channels, the Company increased the price for its Windows and MacHandwriter products in April 1994. This price increase had a pronounced negative effect on the number of units sold directly to end users by the Company, resulting in a decrease from average monthly shipments of over 2,500 units in the first quarter to average monthly shipments of approximately 1,000 units in the second quarter of 1994. In addition, limited product promotion efforts since the second quarter of 1994 and change in distribution channels further reduced the average monthly unit shipments to approximately 165 units.

        The Company has been selling MacHandwriter II, a desktop pen-input system localized for the Japanese Macintosh computer, and its predecessor, the MacHandwriter, in Japan since 1991. During the third quarter of 1993, technical incompatibilities between certain functions of MacHandwriter II and certain third party Japanese application programs were discovered which limited the demand for MacHandwriter II in Japan. Due to cash constraints and significant reductions in the engineering staff during 1994, the Company curtailed correcting these technical incompatibilities. This fact resulted in charges to cost of sales during 1994 of approximately $550,000 related to MacHandwriter II units and raw materials on hand or for which the Company was contractually liable to its supplier.

        Revenues from license and royalty fees declined in 1994 to $61,000 from $1,050,000 in the prior year. This decrease is primarily the result of the receipt of license fees from IBM under the marketing and technology agreement in the first quarter of 1993 with no like receipt in 1994. This agreement, as amended, grants IBM the right to use, resell and exclusively sublicense, on Intel 386 and above platforms, the Company's PenDOS operating environment and Handwriter Recognition System for PenDOS worldwide to end users and computer manufacturers. The Company will focus its available resources on providing support to its existing customer accounts

        Development contract revenues in 1994 increased to $814,000 from $755,000 reported in the prior year. The increase in contract revenues was attributable to a $810,000 grant received from the US Federal Government's National Institute of Standards and Technology ("NIST") in December 1993. The Company recognized $746,000 from this award in 1994 and $49,000 in 1993. Contract revenues for 1993 consisted primarily of $328,000 of revenue under a NIST grant awarded in April 1991 to supplement the Company's development of its cursive recognition technology and $250,000 from a joint development agreement with Intel Corporation which concluded in September 1993.

        During 1994, the Company significantly reduced a large portion of its product development and support personnel. As a result, the Company suspended continued development and support of certain products that had previously capitalized software development costs associated with them. Because of these actions, the Company reassessed estimated future revenues by major product and wrote off approximately $865,000 of capitalized software where continued development and future revenues were in substantial doubt. Cost of sales increased to $4,361,000 for 1994 compared to

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


$1,580,000 in the prior year. The increase over the prior year is primarily attributable to higher product sales, an increase in amortization of capitalized software development costs, a write off of capitalized software development costs of approximately $865,000, and an inventory write down of approximately $550,000 against MacHandwriter II inventory

        Research and development expenses for 1994 decreased 16% to $2,842,000 compared to $3,380,000 in the prior year The decrease was primarily attributable to reductions in engineering staffing levels and facilities late in the second quarter of 1994. The Company capitalized $436,000 of software development costs during 1994 compared to $831,000 in the prior year.

        Sales and marketing expenses for 1994 increased to $4,936,000 as compared to $4,278,000 in the prior year. This increase was primarily due to increases in staffing and related costs and promotional expenses incurred in connection with the North American introduction of Handwriter for Windows and MacHandwriter during the first and second quarters of 1994. Significant reductions in personnel, advertising and operations in late June 1994, and a slow down of expansion plans into the European markets with Handwriter for Windows and MacHandwriter resulted in a reduction of sales and marketing expenses in the second half of the year.

        General and administrative expenses increased 20% to $2,395,000 compared to $1,921,000 in the prior year. The increases in general and administrative costs were attributable to increased personnel costs related to increased promotional activity and product shipments during the first five months of 1994. In addition, the Company incurred $298,000 and $142,000 in professional fees and administrative expenses, respectively, in connection with the Company's Chapter 11 filing. General and administrative expenses decreased in the second half of the year as a result of the downsizing of the Company's operations in June 1994.

        Interest and other income, net, decreased by $375,000 to an expense of $38,000 in 1994 compared to income of $337,000 in 1993. This decrease was primarily due to reductions in foreign currency transaction gains and significantly reduced interest income resulting from the sale of short-term investments early in the year.

        In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes", and the Company adopted Statement No. 109 in 1993. The Company has determined that, as of December 31, 1994, a valuation allowance for deferred tax assets of $12,838,000 is required to eliminate the deferred tax assets based upon the Company's history of losses.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short term investments at December 31, 1995 totaled $7,459,000 compared to cash and cash equivalents of $4,088,000 at December 31, 1994. This increase was the result of $10,480,000 provided by financing activities offset by $1,754,000 used for investing activities, and $6,842,000 used in operations.

        Current liabilities, which include deferred revenue, were $4,936,000 at December 31, 1995. Deferred revenue, totaling $2,570,000 at December 31, 1995, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees. Under the terms of the Company's agreement with IBM, the Company is obligated to share certain royalties from third parties with IBM when earned.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


        In June 1995, the Company closed a financing agreement with the Investor providing for loans ("Bridge Loan") of up to $2.5 million. On the signing of the Bridge Loan agreement, the Company issued to the Investor warrants to purchase 625,000 shares of common stock of the Company, and each month the Bridge Loan was available, the Company issued an additional 156,250 warrants, to the Investor. A total of 1,562,500 warrants were issued under the terms of the Bridge Loan. The exercise price of the warrants is $1.00 per share. All of the warrants expire on January 2, 1997 except 156,250 which expire on March 15, 1997. The Bridge Loan of $2,500,000 was repaid in November from the proceeds of the private placement discussed below.

        In November, the Company completed a private placement of 5,500,000 shares of the Company's common stock, at a price of $2.00 per share, subject to certain adjustments. The net proceeds to the Company was approximately $10,300,000. The Company has agreed to register, under the Securities Act, the shares issued in the private placement.

        In 1993, the Company formed a joint venture with The Ministry of Electronic Industries of Jiangsu Province (the "Government") of the People's Republic of China. The joint venture, Communication Intelligence Computer Corporation, Ltd. ("CICC"), is 79% owned by the Company. Under the provisions of the joint venture agreement, in exchange for a 79% ownership position, the Company is to contribute up to $5.4 million in cash, and provide certain distribution rights and non-exclusive licenses to certain technology. The Government will contribute certain land use rights and provide other services for the joint venture. At December 31, 1995, the Company had contributed $900,000 in cash and had provided non-exclusive licenses to technology and certain distribution rights, and the Government had contributed certain land use rights.

        As of December 31, 1995, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $7,459,000. The Company believes that the above mentioned funds, together with anticipated revenues, are adequate to meet projected working capital and other cash requirements throughout 1996.

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

Item 8.  Financial Statements and Supplementary Data

    The response to this section is submitted in a separate section of this report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A



PART III

Item 10. Directors and, Executive Officers of the Registrant

        Information with respect to this item may be found in the sections captioned "Election of Directors" and "Executive Officers", of the Company's definitive Proxy Statement dated April 6, 1996, delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1996. Such information is incorporated herein by reference.

Item 11.  Executive Compensation

        Information with respect to this item may be found in the section captioned "Executive Compensation" of the Company's definitive Proxy Statement dated April 6, 1996, 1996, delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1996. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement dated April 6, 1996, delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1996. Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

        Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement dated April 6, 1996, delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 20, 1996. Such information is incorporated herein by reference.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following Consolidated Financial Statements of Communication Intelligence Corporation are included in Item 8.

                                                                                      Pages
        (a)  1. Financial Statements and Reports of Independent Auditors.

                Report of KPMG Peat Marwick LLP Independent Auditors.                    22

                Report of Ernst & Young LLP Independent Auditors.                        23

                Consolidated Balance Sheets at December 31, 1995 and 1994.               24

                Consolidated Statement of Operations for the years ended
                December 31, 1995, 1994, and 1993.                                       25

                Consolidated Statement of Stockholders' Equity (Net Capital
        Deficiency) for the years ended December 31, 1995, 1994 and 1993.                26

                Consolidated Statement of Cash Flows for the years ended                 27
                December 31, 1995, 1994 and 1993.

                Notes to Consolidated Financial Statements.                              28

              2.       Financial Statement Schedule:

                Schedule II - Valuation and Qualifying Accounts                          40

        All other schedules are omitted since the required information is not present or is not present in amounts to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and notes thereto.

     (b)  Reports on Form 8-K

        On November 8, 1995, the Company filed a Form 8-K reporting a change in the Certifying Accountant of Registrant.

        On November 28, 1995, the Company filed on Form 8-K reporting a private placement of 5,500,000 shares of the Company's common stock at $2.00 per share.

        On December 11, 1995 the Company filed on Form 8-K/A reporting a change in the Certifying Accountant of Registrant (Amendment to November 8, 1995 8-K).


        (c)     Exhibits                                                                Page
          2.0   Second Amended Plan of Reorganization of the Company
                incorporated herein by reference to the Company's Form 8-K filed
                October 24, 1994.

           2.1  Orderly Liquidation Valuation, Exhibit F of the Second Amended
                Plan of Reorganization, incorporated herein by reference to the



                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


                                                                                         Page
                Company's Form 8-K filed October 19, 1994.

           2.2 Order Confirming Plan Of Reorganization incorporated herein by reference to the Company's Form 8-K filed November 14, 1994.

           3.1 Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and
                3.4 to the Company's Registration Statement on Form 10 (File
                No. 0-19301).

           3.2 Certificate of Amendment of the Company authorizing the reclassification of the Class A Common Stock and Class B Common
                Stock into one class of Common Stock as filed with the Delaware
                Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).

           3.3  By-laws   of  the   Company   adopted   on   October 6,   1986,
                incorporated   herein  by  reference  to  Exhibit  3.5  to  the
                Company's Registration Statement on Form 10 (File No. 0-19301).

        * 4.1 1984 Stock Option Plan of the Company, as Amended and Restated as of October 15, 1987 and as amended by resolutions of the stockholders of the Company passed on August 15, 1989 and October 8, 1990 to increase the aggregate shares covered thereby to 1,000,000, incorporated herein by reference to
                Exhibit  4.4 to the  Registration  Statement  on Form 10  (File
                No. 0-19301).

        * 4.2 Form of Stock Option Grant under 1984 Stock Option Plan, incorporated herein by reference to Exhibit 4.5 to the Company's
                Registration Statement on Form 10 (File No. 0-19301).

        * 4.3 1991 Stock Option Plan of the Company, incorporated herein by reference to Item 4.5 of the Company's Form S-1 dated December
                23, 1991 (Registration No. 33-43879).

        * 4.4 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Item 4.6 of the Company's Form S-1 dated December
                23, 1991 (Registration No. 33-43879).

        *  4.5  Form of Incentive Stock Option Grant under 1991 Stock Option
                Plan, incorporated herein by reference to Item 4.7 of the Company's Form S-1 dated December 23, 1991 (Registration No.
                33-43879).

        *  4.6  Form of Non-Qualified Stock Option Grant under 1991 Stock Option
                Plan, incorporated herein by reference to Item 4.8 of the Company's Form S-1 dated December 23, 1991 (Registration
                No. 33-43879).

        *  4.7  Form of Stock Option Grant under 1991 Non-Discretionary Stock
                Option Plan, incorporated herein by reference to Item 4.9 of the Company's Form S-1 dated December 23, 1991 (Registration
                No. 33-43879).

        * 4.8   1994 Stock Option Plan, incorporated herein by reference to
                Exhibit

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A

                                                                                         Page

                G of the Company's Second Amended Disclosure Statement filed on Form 8-K dated October 19, 1994 and approved by shareholders on November 14, 1994..

          10.1 License Agreement effective July 1, 1990 between the Company * and NCR GmbH, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No.
                0-19301).

          10.2 Description of Termination Agreement with James Dao, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10 (File No. 0-19301).

          10.3 License Agreement dated October 1, 1991 between the Company and Samsung Electronics Co., Ltd., incorporated herein by reference to Item 10.9 of the Company's Form S-1 dated
                December 23, 1991 (Registration No. 33-43879).

         +10.4  License  Agreement  dated June 16, 1992 between the Company and
                NEC  Corporation,  incorporated  herein  by  reference  to item
                10.12 of the Company's 1992 Form 10-K (File No. 0-19301)

         +10.5  Licensing and Development Agreement for Use and Marketing of
                Program Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to item 10.13 of the Company's 1992 Form
                10-K (File No. 0-19301)

         +10.6  OEM License Agreement dated December 15, 1992 between the a10.7
                Company and Seiko-Epson Corporation, incorporated herein by reference to item 10.14 of the Company's 1992 Form 10-K (File
                No. 0-19301)

        ++10.7  OEM Agreement dated August 13, 1993 between  CalComp,  Inc. and
                Communication Intelligence Corporation.

          10.8  Standby Stock Purchase Agreement between the Company and 10.9
                Philip Sassower dated October 3, 1994, incorporated herein by reference to item 10.13 of the Company's 1994 Form 10-K (File
                No. 0-19301)

          10.9  Engagement  Letter  between the Company and Libra  Investments,
                Inc. dated November 2, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28,
                1995.

         10.10 Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November
                28, 1995.

         10.11 Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November
                28, 1995.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A

                                                                                         Page

         10.12  Form of Warrant of the Company issued to Libra on November 28,
                1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.

         10.13  Form of Registration  Rights Agreement  between the Company and
                Libra,  dated  November  28,  1995,   incorporated   herein  by
                reference  to  Exhibit  1  of  the  Company's  Form  8-K  dated
                November 28, 1995.

         22.1   Schedule of Subsidiaries.

         23.1 Consent of Ernst & Young LLP, Independent Auditors (Previously filed).

         23.2   Consent of KPMG Peat Marwick LLP, Independent Auditors.              42

- -------------------------------
   *    Identifies management contract or compensatory plan or arrangement.

  ++ Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 30, 1994, filed pursuant to Rule 24b-2 of the Security and Exchange Act of 1934.

  + Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 29, 1993, filed pursuant to Rule 24b-2 of the Security and Exchange Act of 1934.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, State of California, on July 10, 1996.

                                          COMMUNICATION INTELLIGENCE CORPORATION

                                          By:         /s/ Francis V. Dane
- -                               ------------------------------------------------
                                      Francis V. Dane, Vice President, Secretary
                                                     and Treasurer

                              CONSOLIDATED FINANCIAL STATEMENTS
                            COMMUNICATION INTELLIGENCE CORPORATION
                                       AND SUBSIDIARIES
                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             WITH REPORT OF INDEPENDENT AUDITORS

[KPMG PEAT MARWICK LLP LETTERHEAD]





              REPORT OF INDEPENDENT AUDITORS
              ------------------------------


Board of Directors and Stockholders
Communication Intelligence Corporation:

We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Communication Intelligence Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the years in the two-year period then ended were audited by other auditors whose report thereon dated February 28, 1995, included an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP



San Jose,  California
February 16, 1996

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Communication Intelligence Corporation:

We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the two years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communication Intelligence Corporation at December 31, 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Communication Intelligence Corporation will continue as a going concern. The Company has incurred recurring operating losses and has a net capital deficiency. In addition, between July 18 and November 14, 1994, the Company conducted its operations under the protection of Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP



Palo Alto, California
February 28, 1995

                            COMMUNICATION INTELLIGENCE CORPORATION
                                       AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                           (In thousands, except par value amounts)


                                                                         DECEMBER 31,
                                                                      1995           1994

                                                                 ------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                                         $   5,924      $   4,088
  Short-term investments                                                1,535              -
  Note receivable from officer                                            210              -
  Accounts receivable, net of allowance for doubtful accounts of

    $76                                                                   381            201
    ($74 as of December 31, 1994)
  Inventories                                                             249            222
  Prepaid expenses and other current assets                               400            205
                                                                 ------------------------------
Total current assets                                                    8,699          4,716

Note receivable from officer                                                -            210
Property and equipment, net                                               336            346
Capitalized software development costs, net                                88            225
Other assets                                                              653            674
                                                                 ------------------------------
                                                                    $   9,776      $   6,171
                                                                 ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) Current
liabilities:

  Short-term debt                                                   $      30      $     118
  Accounts payable                                                        437            308
  Pre-petition liabilities - current                                      822          1,013
  Accrued compensation                                                    282            244
  Other accrued liabilities                                               761            819
  Deferred revenue                                                      2,570          2,754
  Obligations under capital leases - current                               34             65
                                                                 ------------------------------
Total current liabilities                                               4,936          5,321

Obligations under capital leases - noncurrent                               8             43
Pre-petition liabilities - noncurrent                                     822          2,026
Commitments

Stockholders' equity (net capital deficiency) :
  Common stock, $.01 par value; 80,000 shares authorized; 39,992 shares issued and outstanding (33,621 shares as of December

    31, 1994)                                                             400            337
  Additional paid-in capital                                           51,687         40,878
  Accumulated deficit                                                 (47,991)       (42,396)
  Cumulative foreign currency translation adjustment                      (86)           (38)
                                                                 ------------------------------
Total stockholders' equity (net capital deficiency)                     4,010         (1,219)
                                                                 ------------------------------
                                                                    $   9,776      $   6,171
                                                                 ==============================


                 See accompanying Notes to Consolidated Financial Statements

                            COMMUNICATION INTELLIGENCE CORPORATION
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)


                                                                  YEARS ENDED DECEMBER 31,
                                                          1995          1994            1993
                                                   --------------------------------------------
Revenues:
  Product                                             $   1,424     $   2,724      $     790
  License and royalty                                       237            61          1,050
  Development contracts                                     653           814            755
                                                   --------------------------------------------
                                                          2,314         3,599          2,595

Operating costs and expenses:

  Cost of sales                                           1,351         4,361          1,580
  Research and development                                1,979         2,842          3,380
  Sales and marketing                                     2,801         4,936          4,278
  General and administrative                              1,717         2,395          1,921
                                                   --------------------------------------------
                                                          7,848        14,534         11,159
                                                   --------------------------------------------

Loss from operations                                     (5,534)      (10,935)        (8,564)

Interest and other income (expense), net                    203           (38)           337
Interest expense                                           (264)          (75)           (72)
                                                   --------------------------------------------
Net loss                                              $  (5,595)    $ (11,048)     $  (8,299)
                                                   ============================================

Net loss per common share                                $(0.16)       $(0.53)        $ (.44)
                                                   ============================================

Weighted average common shares                           34,621        20,746         18,738
                                                   ============================================


                 See accompanying Notes to Consolidated Financial Statements


                                                                      Communication Intelligence Corporation and Subsidiaries
                                                         Consolidated Statement of Stockholders' Equity (Net Capital Deficiency)
                                                                                      (In thousands)


                                                                                       Par Value
                                                                               ------------------------   Additional
                                                                                 Preferred      Common    Paid-In    Accumulated
                                                                                   Stock        Stock      Capital    Deficit
                                                                               -------------------------------------------------

Balances as of December 31, 1992 ..............................................   $     30    $    172   $ 26,383    $(23,049)
   Exercise of warrants and options for 114 shares of common stock
                                                                                      --             1        244        --
   Issuance of 2,750 shares of common stock in public offering, net

      of issuance costs of $1,671 .............................................       --            28      9,301        --
   Foreign currency translation adjustment ....................................       --          --         --          --
   Net loss ...................................................................       --          --         --        (8,299)
                                                                               -------------------------------------------------
Balances as of December 31, 1993 ..............................................         30         201     35,928     (31,348)
  Exercise of options for 75 shares of common stock ...........................       --             1         33        --
  Conversion of note payable to employee into 35 shares of common

     stock ....................................................................       --          --          154        --
  Exchange of preferred stock for common stock* ...............................        (30)         30       --          --
  Issuance of 10,520 shares of common stock in connection with warrant offering and private placement, net of issuance costs

     of $86* ..................................................................       --           105      4,819        --
  Return of 21 shares of common stock and cancellation of note
     receivable ...............................................................       --          --          (56)       --
  Foreign currency translation adjustment .....................................       --          --         --          --
  Net loss ....................................................................       --          --         --       (11,048)
                                                                               -------------------------------------------------
Balances as of December 31, 1994 ..............................................       --           337     40,878     (42,396)
  Exercise of options for 654 shares of common stock ..........................       --             6        288        --
  Issuance of 5,500 shares of common stock to investors for cash,

     net of issuance costs of $185 ............................................       --            55     10,285        --
  Issuance of 217 shares of common stock to vendor for pre-petition
     liabilities ..............................................................       --             2        186        --
  Issuance of warrants to purchase 1,563 shares of common stock in
     connection with the bridge loan ..........................................       --          --           50        --
  Foreign currency translation adjustment .....................................       --          --         --          --
  Net loss ....................................................................       --          --         --        (5,595)
                                                                               -------------------------------------------------
Balances as of December 31, 1995 ..............................................   $   --      $    400   $ 51,687    $(47,991)
                                                                               =================================================



                                                                                               Cumulative     Total
                                                                                    Notes       Foreign   Stockholders'
                                                                                  Receivable   Currency    Equity (Net
                                                                                    From      Translation  Capital
                                                                                 Stockholders  Adjustment Deficiency)
                                                                               -----------------------------------------

Balances as of December 31, 1992 .............................................. $    (56)   $     35    $  3,515
   Exercise of warrants and options for 114 shares of common stock
                                                                                    --          --           245
   Issuance of 2,750 shares of common stock in public offering, net

      of issuance costs of $1,671 .............................................     --          --         9,329
   Foreign currency translation adjustment ....................................     --          (101)       (101)
   Net loss ...................................................................     --          --        (8,299)
                                                                               -----------------------------------------
Balances as of December 31, 1993 ..............................................      (56)        (66)      4,689
  Exercise of options for 75 shares of common stock ...........................     --          --            34
  Conversion of note payable to employee into 35 shares of common

     stock ....................................................................     --          --           154
  Exchange of preferred stock for common stock* ...............................     --          --          --
  Issuance of 10,520 shares of common stock in connection with warrant offering and private placement, net of issuance costs

     of $86* ..................................................................     --          --         4,924
  Return of 21 shares of common stock and cancellation of note
     receivable ...............................................................       56        --          --
  Foreign currency translation adjustment .....................................     --            28          28
  Net loss ....................................................................     --          --       (11,048)
                                                                               -----------------------------------------
Balances as of December 31, 1994 ..............................................     --           (38)     (1,219)
  Exercise of options for 654 shares of common stock ..........................     --          --           294
  Issuance of 5,500 shares of common stock to investors for cash,

     net of issuance costs of $185 ............................................     --          --        10,340
  Issuance of 217 shares of common stock to vendor for pre-petition
     liabilities ..............................................................     --          --           188
  Issuance of warrants to purchase 1,563 shares of common stock in
     connection with the bridge loan ..........................................     --          --            50
  Foreign currency translation adjustment .....................................     --           (48)        (48)
  Net loss ....................................................................     --          --        (5,595)
                                                                               -----------------------------------------
Balances as of December 31, 1995 .............................................. $   --      $    (86)   $  4,010
                                                                               =========================================


                                                               See accompanying Notes to Consolidated Financial Statements


*     Relates to Plan of Reorganization (see Note 5).


                                              COMMUNICATION INTELLIGENCE CORPORATION
                                                         AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                                 YEARS ENDED DECEMBER 31,
                                                           1995          1994       1993
                                                       ----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $   (5,595)  $  (11,048)  $   (8,299)
Adjustments to reconcile net loss to net cash used in
  operating activities:

  Depreciation and amortization                                387        2,283        1,087
  Warrant issuance costs                                        50            -            -
  Loss on disposal of assets                                     -          163            -

  Changes in operating assets and liabilities:

    Accounts receivable                                       (180)          84          202
    Inventories                                                (27)         618          144
    Prepaid expenses and other current assets                 (195)         420         (160)
    Accounts payable                                           129         (421)          87
    Accrued compensation                                        38          (98)         127
    Deferred revenue                                          (184)          73        1,047
    Pre-petition liabilities                                (1,207)       2,822            -
    Other accrued liabilities                                  (58)          30          399
                                                       ----------------------------------------
Net cash used in operating activities                       (6,842)      (5,074)      (5,366)
                                                       ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales of short-term investments                    -        1,827        4,600
Purchase of short-term investments                          (1,535)           -       (6,427)
Note receivable from officer                                     -         (210)           -
Acquisition of property and equipment                         (144)        (324)        (329)
Capitalized software costs                                     (20)        (436)        (831)
Increase (decrease) in other assets                            (55)         136         (426)
                                                       ----------------------------------------
Net cash provided by (used in) investing activities         (1,754)         993       (3,413)
                                                       ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt and notes

  payable                                                    2,530        1,168          154
Principal payments on short-term debt and notes payable     (2,618)        (330)         (63)
Principal payments on capital lease obligations                (66)        (107)        (118)
Net proceeds from issuance of common stock                  10,634        3,932        9,574
                                                       ----------------------------------------
Net cash provided by financing activities                   10,480        4,663        9,547
                                                       ----------------------------------------

Effect of exchange rate changes on cash                        (48)          28         (101)
                                                       ----------------------------------------

Net increase in cash and cash equivalents                    1,836          610          667
Cash and cash equivalents at beginning of year               4,088        3,478        2,811
                                                       ----------------------------------------
Cash and cash equivalents at end of year                $    5,924   $    4,088   $    3,478
                                                       ========================================


                                   See accompanying Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Communication Intelligence Corporation's (the "Company" or "CIC") corporate mission is to develop and market natural human, pen input, computer interfaces and handwriting recognition-based security technologies and products to satisfy the emerging markets for pen-based computing and electronic commerce. These emerging markets for CIC's products include all areas of personal computing as well as electronic commerce and communications.

The Company's research and development activities have given rise to numerous technologies and products including: two pen-based operating environments (PenDOS(R) and PenMAC(R)), its multi-lingual Handwriter(R) Recognition System, and two desktop computing products, Handwriter(R) for Windows(R) and MacHandwriter(R). Additionally, CIC has developed products for dynamic signature verification, electronic ink data compression, encryption and a suite of development tools and applications which the Company believes increases the functionality of its core products and facilitates their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include CIC, its subsidiaries, and its Chinese Joint Venture (see Note 3), after elimination of intercompany balances and transactions.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

On July 18, 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the U. S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, San Francisco District. Neither CIC's consolidated foreign subsidiary nor its China Joint Venture filed petitions for reorganization. On September 28, 1994, the Company filed a Disclosure Statement and Plan of Reorganization ("the Plan") in the United States Bankruptcy Court, San Francisco District. The Plan was approved by the creditors on November 14, 1994, and the Company emerged from Chapter 11 protection on that date.

The Plan provides for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Unsecured creditors will be paid in three approximately equal installments. The first installment was made in February 1995, the second in February 1996, and the third installment will be made in February 1997. The Plan also approved certain warrant offerings and stock purchase agreements as described in Note 5.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity date of up to 90 days to be cash equivalents.

In 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, in accounting for short-term investments. Short-term investments are classified as "available-for-sale" under the provisions of SFAS No. 115 and are stated at fair value. Any unrealized gains or losses are reported as a separate component of stockholders' equity, but, to date, have not been significant.

Cash equivalents include certain investments classified as available-for-sale securities as follows:

                                                       1995             1994
                                                  -----------------------------
                                                         (In thousands)

               U.S. Corporate Securities          $     5,483      $        996
               Other Debt Securities                   -                  1,990
                                                  -----------------------------
                                                  $     5,483       $     2,986
                                                  =============================

Short-term investments consisted of the following available-for-sale securities as of December 31, 1995:

                                                         1995
                                                  -------------------
                                                   (In thousands)

               U.S. Corporate Securities                $     998
               Other Debt Securities                          537
                                                  -------------------
                                                         $  1,535
                                                  ===================

INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market. As of December 31, 1995 and 1994, inventory was primarily comprised of finished goods.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

Property and equipment consisted of the following as of December 31:

                                                   1995              1994
                                            -----------------------------------
                                                       (in thousands)

       Machinery and equipment                   $    1,748        $   1,659
       Office furniture and fixtures                    350              304
       Leasehold improvements                            31               25
       Purchased software                                53               50
                                            -----------------------------------
                                                      2,182            2,038
       Less accumulated depreciation and
                amortization                         (1,846)          (1,692)
                                            -----------------------------------
                                                 $     336         $     346
                                            ===================================

Included in property and equipment as of December 31, 1995 and 1994 is $155,000 and $115,000 of leased equipment net of amortization of $107,000 and $48,000, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs and product enhancement costs once technological feasibility is established. These costs are amortized to cost of sales on a straight-line basis over the estimated product life, generally three years, or based upon the ratio of current revenue to the total of current and anticipated future revenue, whichever is greater.

Amortization commences when the product is available for general release to customers.

Capitalized software development costs are as follows as of December 31 :

                                                   1995              1994
                                            -----------------------------------
                                                       (in thousands)

     Capitalized software development costs      $   2,372         $   2,352
     Accumulated amortization                       (2,284)           (2,127)
                                            -----------------------------------
                                                 $      88         $     225
                                            ===================================

Amortization and write-offs of capitalized software costs were $157,000, $1,653,000, and $709,000 in 1995, 1994, and 1993, respectively.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRE-PETITION LIABILITIES

Pre-petition liabilities represent unsecured creditor claims owed prior to the filing of the Company's petition for protection under Chapter 11 of the Bankruptcy Code. The Company's reorganization plan called for unsecured creditors to be paid in three approximately equal annual installments beginning in February 1995. Amounts outstanding after February 1995 accrue simple interest at 8% through February 1996, 10% thereafter through February 1997, and 12% for any amounts outstanding thereafter.

REVENUES AND REVENUE RECOGNITION

Revenue for product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

License revenues are recognized when the software has been delivered and when all significant obligations have been met. Royalties are recognized as products are licensed/sold by licensees. Under the terms of an agreement with IBM, the Company is obligated to share with IBM certain revenues from third parties when earned.

Development contract revenue is generated primarily from research grants and joint development agreements. Revenue is recognized in accordance with the terms of the grants and agreements, generally when related costs have been incurred. The related costs incurred are included in research and development expenses. There were no joint development agreements for the year ended December 31, 1995. For the years ended December 31, 1994 and 1993 related costs incurred for joint development projects were $105,000, and $190,000, respectively, excluding costs related to the research grant discussed in Note 2.

One customer accounted for 25% of revenues in 1995. Two customers accounted for 21% and 9% of revenues in 1994. Two customers accounted for 39% and 15% of revenues in 1993.

NET LOSS PER COMMON SHARE

Net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of common shares issuable upon conversion of the convertible preferred stock (using the "as if converted" method) and upon the exercise of stock options and warrants (using the treasury stock method) are not included as their effect upon net loss per common share would be antidilutive.

FOREIGN CURRENCY TRANSLATION AND TRANSACTION ACCOUNTING

The Company considers the functional currency of its foreign subsidiaries to be the local currency, and, accordingly, gains and losses from the translation of the subsidiaries' financial statements are included in "cumulative foreign currency translation adjustment" in stockholders' equity.

Net foreign currency transaction gains and losses are included in "interest and other income (expense), net" in the consolidated statements of operations. The Company recorded net foreign currency transaction gains of $53,000 and $147,000 for the years ended December 31, 1995 and 1994, respectively, and a net loss of $167,000 for the year ended December 31, 1993.

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company sells its products and licenses its technology to end users, manufacturers, and distributors of computer products in North America, Europe, and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

The Company maintains its cash, cash equivalents and short-term investments in several different instruments with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

INCOME TAXES

The Company has adopted SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires deferred tax assets and liabilities to be calculated using the enacted tax rates in effect when the temporary differences are recovered or settled.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1996, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

2. RESEARCH GRANTS, DEVELOPMENT AGREEMENTS, LICENSE AND ROYALTY FEES

In November 1993, CIC received a two-year grant under the Advanced Technology Program sponsored by the National Institute of Standards and Technology. The amount of the first year award is $810,000. The second year award of $670,000 was approved in January 1995. The Company recognized $590,000, $746,000, and $49,000 as contract revenue under this grant for the years ended December 31, 1995, 1994, and 1993, respectively.

3. CHINA JOINT VENTURE

In September 1993, the Company formed a Joint Venture in Nanjing, China, with the Ministry of Electronic Industries of the Jiangsu Province, People's Republic of China (the "Government"), to perform system integration services and market CIC's pen-based business computer systems to Chinese business and government users. The term of the Joint Venture is 50 years. Under the provisions of the Joint Venture agreement, in exchange for a 79% ownership position, the Company is to contribute up to $5.4 million in cash, and the Company will provide nonexclusive licenses to technology and certain distribution rights. The Government will contribute certain land use rights and provide other services for the Joint Venture. As of December 31, 1995, the Company had contributed $900,000 in cash and had provided nonexclusive licenses to technology and certain distribution rights, while the Government had contributed certain land use rights. Certain rights and obligations with respect to land use rights are yet to be finalized.

4. DEBT

In September 1994, the Company received a bridge loan from an investor (the "Investor") of $1,000,000. The bridge loan, due in March 1995, was secured by all assets of the Company and bore interest at 2% above the prime rate. In December 1994, the entire principal and accrued interest of $26,000 were converted into shares of common stock, at $0.50 per share (see Note 5). In connection with the bridge loan, the Company granted the Investor warrants to purchase 2 million shares of common stock at an exercise price of $0.50 per share. The warrants expire on January 2, 1997.

In June 1995, the Company closed a financing agreement with the Investor providing for loans ("Bridge Loan") of up to $2.5 million. The Bridge Loan bore interest at 2% above the prime rate and was repaid on November 28, 1995.

On the signing of the Bridge Loan agreement, the Company issued to the Investor 625,000 warrants to purchase common stock. In addition, each month the Bridge Loan was available, the Company issued 156,250 warrants to the Investor to purchase common stock, up to a maximum of 2,500,000 warrants over the term of the Bridge Loan. The exercise price of the warrants is $1.00 per share. In the event the Company issues shares of common stock or convertible securities during the term of the warrants at a price less than the exercise price of the warrants, the exercise price will be reduced. The warrants expire on January 2, 1997, except 156,250 warrants which expire on March 15, 1997.

5. STOCKHOLDERS' EQUITY

COMMON STOCK AND COMMON STOCK WARRANTS

Under the Plan (see Note 1), each holder of common or preferred stock received, in exchange for each two shares of preferred or common stock, one Unit consisting of two new shares of common stock ($0.01 par value) and one stock purchase warrant. The unexercised warrants expired on December 15, 1994.

Concurrent with the Plan, the Company negotiated a Standby Stock Purchase Agreement (the "Standby Agreement") with the Investor, through which the Investor committed to purchase up to 10 million shares of newly issued common stock at a price of $0.50 per share. The terms of the Standby Agreement provided the Investor would purchase sufficient shares of newly issued common stock such that gross proceeds received pursuant to the Standby Agreement and exercise of warrants described above would total $5 million. The shares purchased pursuant to the Standby Agreement have certain demand registration rights. As consideration for the Investor's commitment under the Standby Agreement, the Company issued 500,000 shares of common stock to the Investor.

The Investor purchased 6,050,357 shares of common stock pursuant to the Standby Agreement, payment for a portion of which was effected through the conversion of the Investor's Bridge Loan to the Company plus accrued interest (see Note 4).

In November 1994, the Company's Board of Directors approved an increase in the number of share of common stock authorized for issuance from 40 million to 80 million shares.

STOCK OPTIONS

The Company adopted two stock option plans in 1991 (the 1991 Stock Option Plan and the 1991 Nondiscretionary Plan). Incentive and nonqualified options under the 1991 plans may be granted to employees, officers, and consultants of the Company. As amended, there are 3,050,000 shares of common stock authorized for issuance under these plans.

In conjunction with the approval of the Plan, the Company received approval of its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for granting to directors, officers, and employees incentive and nonqualified stock options. A total of 4,000,000 shares of common stock are authorized for issuance under the 1994 Plan.

The exercise prices of options are determined by a committee of the Board of Directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value on the date of grant. Nonqualified options may not have an exercise price of less than 85% of the fair market value on the date of grant. Options generally vest over four years.

In May 1994, the Board of Directors approved a resolution to reprice outstanding stock options. The repricing occurred on July 11, 1994, resulting in the cancellation of 1,029,000 original options and the granting of an equivalent number of new options at an exercise price of $0.50 per share, the then current price of the stock. Other than the change in the exercise price, the new options were granted on the same terms and conditions as the cancelled options.

Information with respect to the stock option plans is summarized below:


                                                            OUTSTANDING STOCK OPTIONS
                                                          ------------------------------
                                                SHARES      NUMBER OF      PRICE PER
                                              AVAILABLE       SHARES         SHARE
                                            --------------------------------------------

        Balances, December 31, 1992               271,000     1,814,000   $   .68-5.36
          Increase in shares reserved             500,000            -            -
          Granted                                (442,000)      442,000   $  2.82-4.50
          Cancelled                               195,000      (195,000)  $   .68-5.36
          Exercised                                    -        (81,000)  $   .68-5.36
                                            --------------------------------------------
        Balances, December 31, 1993               524,000     1,980,000   $   .68-5.36
          Increase in shares reserved           4,000,000            -          -
          Expired                                (160,000)           -          -
          Granted                              (4,901,405)    4,901,405   $   .30-1.14
          Cancelled                             1,855,000    (1,855,000)  $   .68-5.36
          Exercised                                    -        (25,000)  $   .68
                                            --------------------------------------------
        Balances, December 31, 1994             1,317,595     5,001,405   $   .30-1.14
          Expired                                  (4,000)           -          -
          Granted                              (1,020,000)    1,020,000   $   .50-2.50
          Cancelled                               220,000      (220,000)  $   .50
          Exercised                                    -       (146,310)  $   .30-.66
                                            --------------------------------------------
        Balances, December 31, 1995               513,595     5,655,095   $   .30-2.50
                                            ============================================

As of December 31, 1995, options for 1,995,695 shares were exercisable.

During 1993, two directors were each granted nonplan options to purchase 100,000 shares of common stock at prices of $3.06 and $3.19 per share, respectively. On July 11, 1994, these options were cancelled and regranted with an exercise price of $0.50 per share; all other terms of the original options remained in effect. Options vest 20% in each of the first three years from date of grant and 40% in the fourth year from date of grant and expire seven years after grant.

In December 1994, for services rendered prior to and during the Company's Chapter 11 proceedings, options to purchase 180,000 shares of common stock at $0.50 per share were granted to three directors of the Company under nonplan option agreements. In addition, a nonplan option to purchase 100,000 shares of common stock was granted to a newly elected director and Chairman of the Finance Committee. The options have an exercise price of $0.50 per share, vest 20% each year for the first three years, and 40% the fourth year from the date of grant and expire seven years after grant. As of December 31, 1995, all such options were outstanding and 256,000 options were exercisable. The newly elected director also received an option, vesting one year from date of grant, to purchase 50,000 shares of common stock pursuant to the Company's Non-discretionary Stock Option Plan.

On June 1, 1994, the Company negotiated with its employees to reduce their salaries through August 31, 1994. Those employees who agreed to continue their employment at the reduced wage were granted certain option rights to purchase common stock (the "Options"). Options to purchase 2,210,071 shares of common stock were granted at an average exercise price of $0.57 per share under this agreement, of which 377,405 Options were granted to officers under the 1991 Stock Option Plan (included in the table above), with the remaining options granted outside of the plan. The Options are immediately exercisable and remain in effect for seven years from the date of grant. As of December 31, 1995, 146,310 Options were exercised for aggregate proceeds of approximately $75,739 and 220,000 Options were cancelled. As of December 31, 1995, 877,908 such Options were exercisable and outstanding.

WARRANTS

In December 1994, a director of the Company was granted warrants to purchase 100,000 shares of common stock at $0.50 per share. The warrants expire two years from the date of grant. The warrants were granted in connection with a bridge loan.

As of December 31, 1995, 11,273,154 shares were reserved for issuance upon exercise of outstanding warrants and options.

6. RELATED PARTY TRANSACTIONS

In April 1994, the Company loaned $210,000 to the chief executive officer of the Company in exchange for a note, secured by Company stock, bearing interest at the highest marginal rate applicable to the Company's borrowing or the highest rate allowable by law. The note is due April 1, 1996.

7. COMMITMENTS

OPERATING LEASE COMMITMENTS

The Company leases facilities in the United States, Japan and China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above a base amount. Facilities rent expense was approximately $224,000, $559,000, and $585,000 in 1995, 1994, and 1993,
respectively.

Future minimum lease payments under noncancelable operating leases are approximately $182,000, $185,000, $200,000, $200,000, and $167,000 for the years ending December 31, 1996, 1997, 1998, 1999, and 2000, respectively.

8. CAPITAL LEASE OBLIGATIONS

The following is a schedule by year of future minimum lease payments under capital lease obligations as of December 31, 1995:


                                                             1995
                                                      ----------------
                                                       (in thousands)
    Years ending December 31:
     1996                                               $      37
     1997                                                       9
                                                      ----------------
    Total lease payments                                       46
    Less amount representing interest                          (4)
                                                      ----------------
    Present value of future lease payments                     42
    Less current portion                                      (34)
                                                      ----------------
    No current portion of capital lease obligations     $       8
                                                      ================


9. INCOME TAXES

As of December 31, 1995, the Company has federal and state net operating loss carryforwards of approximately $35,000,000 and $16,000,000, respectively. The Company also has federal research and investment tax credit carryforwards of approximately $499,000, which expire at various dates through 2010, and net operating loss carryforwards expiring through 2010, approximately as follows (in thousands):

                                           Federal             State
                                        ---------------    ---------------

                          1996          $        500       $      2,000
                          1997                 1,100              2,100
                          1998                 1,200              3,800
                          1999                 1,300              4,800
                          2000                 1,000              3,300
                       Thereafter             29,900                  -
                                        ---------------    ---------------
                                         $    35,000       $     16,000
                                        ===============    ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. A valuation allowance for deferred tax assets has been provided based on uncertainty as to future recoverability. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 1995 and 1994 are as follows (in thousands):



                                                   1995              1994
                                              ----------------------------------
        Deferred tax assets:
          Net operating loss carryforwards      $  12,807         $ 10,699
          Credit carryforwards                        470              370
          Deferred income                           1,032            1,105
          Research and development capitalized
            for tax purposes                           73               37
          Other, net                                  742              746
                                              ----------------------------------
        Total deferred tax assets                  15,124           12,957

        Deferred tax liabilities:
          Capitalized software                         40               90
          Other, net                                    -               29
                                              ----------------------------------
        Total deferred tax liabilities                 40              119
                                              ----------------------------------

                                                   15,084           12,838
        Valuation allowance                       (15,084)         (12,838)
                                              ----------------------------------
        Net deferred tax assets                  $      -          $      -
                                              ==================================



The valuation allowance for deferred tax assets increased by $2,246,000 for the year ended December 31, 1995.

10. FOREIGN OPERATIONS

The Company's export sales were 6%, 15%, and 20% of total revenues in 1995, 1994, and 1993, respectively. Information regarding foreign operations is as follows :


                                      UNITED
                                      STATES      JAPAN     CHINA    ELIMINATIONS     TOTAL
                                    -----------------------------------------------------------
                                                          (in thousands)

YEAR ENDED DECEMBER 31, 1993

Sales to unaffiliated customers       $  2,177   $    418   $      -   $       -    $   2,595
                                    ===========================================================
Intercompany transfers                $    403   $      -   $      -   $    (403)   $       -
                                    ===========================================================
Loss from operations                  $ (7,159)  $ (1,263)  $   (137)  $      (5)   $  (8,564)
                                    ===========================================================
Identifiable assets                   $ 14,329   $    613   $  1,226   $  (6,010)   $  10,158
                                    ===========================================================

YEAR ENDED DECEMBER 31, 1994

Sales to unaffiliated customers       $  2,996   $    263   $    340   $       -    $   3,599
                                    ===========================================================
Intercompany transfers                $    457   $      -   $      -   $    (457)   $       -
                                    ===========================================================
Loss from operations                  $ (9,513)  $ (1,032)  $   (373)  $     (17)   $ (10,935)
                                    ===========================================================
Identifiable assets                   $ 15,440   $    339   $  1,807   $ (11,415)   $   6,171
                                    ===========================================================

YEAR ENDED DECEMBER 31, 1995

Sales to unaffiliated customers       $  1,515   $     49   $    755   $      (5)   $   2,314
                                    ===========================================================
Intercompany transfers                $      -   $      -   $      -   $       -    $       -
                                    ===========================================================
Loss from operations                  $ (5,061)  $   (387)  $   (142)  $      56    $  (5,534)
                                    ===========================================================
Identifiable assets                   $ 19,438   $    234   $  1,654   $ (11,550)   $   9,776
                                    ===========================================================

11. STATEMENT OF CASH FLOWS DATA


                                        1995              1994              1993
                                 -------------------------------------------------------
                                                     (in thousands)
Schedule of noncash transactions:
  Acquisition of equipment under
    capital lease obligation           $     -           $    97           $    94
                                 =======================================================
  Issuance of common stock in
    exchange for pre-petition
    liabilities                        $ 188              $   -             $   -
                                 =======================================================
  Conversion of notes payable
    and accrued interest into
    common stock                       $     -           $ 1,180           $     -
                                 =======================================================
  Conversion of accrued
    compensation and short-term
    debt to pre-petition               $     -           $   217           $     -
    liabilities

                                 =======================================================
  Other, net                           $     -           $     -           $   247
                                 =======================================================

Supplemental disclosure of cash flow information:

Interest paid in 1995, 1994, and 1993 was $154,000, $57,000, and $83,000,
respectively.


                                                                                                       SCHEDULE II

                                        Communication Intelligence Corporation
                                          Valuation and Qualifying Accounts
                                     Years Ended December 31, 1993, 1994, 1995
                                              (Dollars in Thousands)

                                                 Balance            Charged to                                 Balance
                                             at Beginning of        Costs and                                   at End
                                                  Period            Expense              Deductions           of Period
                                            -------------------  ------------------- -------------------- -------------------

Year ended December 31, 1993:

Allowance for doubtful accounts             $             63     $             22    $               -    $             85
                                            ===================  =================== ==================== ===================
                                            $             63     $             22    $               -    $             85
                                            ===================  =================== ==================== ===================

Year ended December 31, 1994:

Allowance for doubtful accounts             $             85     $             45    $            (56)    $             74
                                            ===================  =================== ==================== ===================
                                            $             85     $             45    $            (56)    $             74
                                            ===================  =================== ==================== ===================

Year ended December 31, 1995:

Allowance for doubtful accounts             $             74     $             96    $            (94)    $             76
                                            ===================  =================== ==================== ===================
                                            $             74     $             96    $            (94)    $             76
                                            ===================  =================== ==================== ===================

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-45521 and No. 33-71614) pertaining to the 1984 Stock Option Plan, the 1991 Stock Option Plan and the 1991 Non-Discretionary Stock Option Plan of Communication Intelligence Corporation of our report dated February 28, 1995, with respect to the consolidated financial statements and schedule of Communication Intelligence Corporation included in this Annual Report (Form 10-K/A) for the year ended December 31, 1995.

                                                      ERNST & YOUNG LLP


Palo Alto, California
July 11, 1996