Form 10-Q
period 1996-06-30
COMMUNICATION INTELLIGENCE CORP
filed 1996-08-13
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


     X    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
   -----  EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                  94-2790442
- -------------------------------------      -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

       275 Shoreline Drive,  Suite 520, Redwood Shores,  CA     94065-1413
           (Address  of  principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    (415) 802-7888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes       X               No
                                       --------                  --------


     Number of shares outstanding of the issuer's Common Stock, as of August 12, 1996: 41,937,898.

     This Quarterly Report on Form 10-Q contains 12 pages of which this is page 1.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-Q


                                      INDEX



PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements                                  Page No.

         Condensed Consolidated Balance Sheets, at June 30, 1996 and
                  December 31, 1995..........................................3

         Condensed Consolidated Statements of Operations, for the three and six month periods ending June 30, 1996 and 1995............4

         Condensed Consolidated Statements of Cash Flows, for the
                  six-month periods ending June 30, 1996 and 1995............5

         Notes to Condensed Consolidated Financial Statements................7


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................8

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a vote of Security Holders.......11
         ------------------------------------------------------------

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.........................................11

                  (b)      Reports on Form 8-K..............................11

         Signatures.........................................................12

                             See accompanying notes.


                     Communication Intelligence Corporation
                                and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                 (In Thousands)

                                                           June 30,    Dec. 31,
Assets                                                       1996      1995 (A)
                                                           --------   ---------
Current assets:
     Cash and cash equivalents ..........................  $  3,873    $  5,924
     Short-term investments .............................     2,099       1,535
     Note receivable from officer .......................      --           210
     Accounts receivable, net ...........................       350         381
     Inventories ........................................       491         249
     Other current assets ...............................       383         400
                                                           --------    --------
         Total current assets ...........................     7,196       8,699

Note receivable from officer ............................       210        --
Property and equipment, net .............................       412         336
Capitalized software development costs, net .............        49          88
Other assets ............................................       638         653
                                                           --------    --------

         Total assets ...................................  $  8,505    $  9,776
                                                           ========    ========

Liabilities and stockholders' equity Current liabilities:
     Short-term debt ....................................  $    100    $     30
     Accounts payable ...................................       261         437
     Pre-petition liabilities - current .................       873         822
     Accrued compensation ...............................       282         282
     Other accrued liabilities ..........................       475         761
     Deferred revenue ...................................     2,334       2,570
     Obligations under capital leases - current .........        16          34
                                                           --------    --------
         Total current liabilities ......................     4,341       4,936

Obligations under capital leases - noncurrent ...........         8           8
Pre-petition liabilities - noncurrent ...................      --           822
Commitments

Stockholders' equity:
     Common stock .......................................       419         400
     Additional paid-in capital .........................    54,875      51,687
     Accumulated deficit ................................   (50,990)    (47,991)
     Cumulative foreign currency translation adjustment .      (148)        (86)
                                                           --------    --------
         Total stockholders' equity .....................     4,156       4,010
                                                           ========    ========

         Total liabilities and stockholders' equity .....  $  8,505    $  9,776
                                                           ========    ========

      A. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date (see Note 1).

                     Communication Intelligence Corporation
                                and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    --------------------   --------------------
                                      1996        1995       1996        1995
                                    --------    --------   --------    --------
Revenues:
     Product .....................  $     46    $    120   $    187    $    296
     License and royalty .........       162          16        293          49
     Development contract ........       470         327        837         612
                                    --------    --------   --------    --------

                                         678         463      1,317         957

Operating costs and expenses:
     Cost of sales:
        Product ..................        24          78        120         132
        Development contract .....       334         131        567         192
        Other costs ..............       111          76        214         171
     Research and development ....       479         493        927       1,018
     Sales and marketing .........       803         595      1,517       1,178
     General and administrative ..       535         619      1,029         966
                                    --------    --------   --------    --------

                                       2,286       1,992      4,374       3,657
                                    --------    --------   --------    --------

Loss from operations .............    (1,608)     (1,529)    (3,057)     (2,700)

Interest and other income ........        75          52        155         107

Interest expense .................       (18)        (40)       (97)        (80)
                                    --------    --------   --------    --------

         Net loss ................  $ (1,551)   $ (1,517)  $ (2,999)   $ (2,673)
                                    ========    ========   ========    ========

         Net loss per common share  $  (0.04)   $  (0.04)  $  (0.07)   $  (0.08)
                                    ========    ========   ========    ========

         Weighted average common
              shares outstanding .    40,925      33,925     40,533      33,832
                                    ========    ========   ========    ========

                     Communication Intelligence Corporation
                                and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                             -------    -------
                                                               1996       1995
                                                             -------    -------
Cash flows from operating activities:
Net loss .................................................   $(2,999)   $(2,673)
Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization .......................       144        199
     Net (increase) decrease in operating assets and
     liabilities:
         Accounts receivable
         Inventories .....................................        31         43
         Prepaid expenses and other current assets .......      (242)      (131)
         Accounts payable and accrued compensation .......        17         66
         Deferred revenues ...............................      (176)       230
         Pre-petition liabilities ........................      (236)       (32)
         Other accrued liabilities .......................      (771)    (1,117)
                                                                (286)      (254)
                                                             -------    -------

         Net cash used in operating activities ...........    (4,518)    (3,669)
                                                             -------    -------

Cash flows from investing activities:
     Sale of short-term investments ......................     6,065       --
     Purchase of short-term investments ..................    (6,629)      --
     Acquisition of property and equipment ...............      (146)       (74)
     Increase in capitalized software costs ..............      --          (10)
     Increase in other assets ............................       (20)        (3)
                                                             -------    -------

         Net cash used in investing activities ...........      (730)       (87)
                                                             -------    -------

Cash flows from financing activities:
     Principal payments on short-term debt ...............       (30)      (118)
     Principal payments on capital lease obligations .....       (18)       (34)
     Proceeds from issuance of note payable ..............       100        500
     Proceeds from issuance of common stock ..............     3,207         87
                                                             -------    -------

         Net cash provided by financing activities .......     3,259        435
                                                             -------    -------

Effect of exchange rate changes on cash ..................       (62)       (13)
                                                             -------    -------

Net decrease in cash and cash equivalents ................    (2,051)    (3,334)
Cash and cash equivalents at beginning of quarter ........     5,924      4,088
                                                             =======    =======

Cash and cash equivalents at end of quarter (See note 2) .   $ 3,873    $   754
                                                             =======    =======

                     Communication Intelligence Corporation
                                and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                              ------------------
                                                                1996       1995
                                                              -------    -------
Schedule of non-cash transactions:
Issuance of common stock in exchange
for pre-petition liabilities .............................    $   --        $188
                                                              =======    =======
Issuance of stock purchase warrants in conjunction
with short term debt .....................................    $   --        $ 90
                                                              =======    =======
Reclassification of current note receivable from
officer to non-current ...................................    $   210    $   --
                                                              =======    =======


                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-Q


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

         Cash and cash equivalents included certain highly liquid investments with original maturities of up to 90 days as follows:

                                                        June 30,        Dec. 31,
                                                          1996            1995
                                                         ------          ------
                                                             (In thousands)
         Cash in bank ........................           $2,744          $  441
         U.S. Corporate Securities ...........             --             5,483
         Other Debt Securities ...............            1,129            --
                                                         ======          ======
                                                         $3,873          $5,924
                                                         ======          ======

         Short-term investments consisted of the following available-for-sale securities as follows:

                                                          June 30,      Dec. 31,
                                                            1996          1995
                                                           ------        ------
                                                              (In thousands)

         U.S. Corporate Securities ....................    $1,499        $  998
         Other Debt Securities ........................       600           537
                                                           ------        ------
                                                           $2,099        $1,535
                                                           ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the quarter and six months ended June 30, 1996 increased by 46% and 38% to $678,000 and $1,317,000 respectively, from the comparable three and six month periods of the prior year. Revenues are comprised of product sales, license and royalty fees, and development contract revenues. The increases are principally due to higher license and royalty fees and development contract revenues as discussed below.

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      ------------------      ------------------
                                                (Dollars in Thousands)
                                       1996        1995        1996        1995
                                      ------      ------      ------      ------
Revenues:
Product sales ..................      $   46      $  120      $  187      $  296
License and royalty fees .......         162          16         293          49
Development contract ...........         470         327         837         612
                                      ======      ======      ======      ======

      Total Revenues ...........      $  678      $  463      $1,317      $  957
                                      ======      ======      ======      ======

Product sales for the three and six months ended June 30, 1996 decreased to $46,000 and $187,000 compared to $120,000 and $296,000 respectively in the prior year periods. The decline in Product sales for the three months ended June 30, 1996 was due to reduced unit orders from the Company's distributors. The reduction in unit sales to distributors was offset in part by an increase in unit sales to corporate and retail accounts and sales direct to end users. The decline in Product sales for the six months ended June 30, 1996, was also due to reductions in MacHandwriter II unit sales by the Company's Japanese subsidiary. Since the second quarter of 1994, the Company has concentrated its domestic sales effort on distributors and catalog resellers. In 1995, the Company began a limited entry into the retail and corporate markets with its domestic Handwriter products. The Company plans to expand its retail and corporate market sales efforts during 1996. There can be no assurance that the Company will be
successful   in  its  efforts  to  broaden  its   corporate  and  retail  market
distribution.

Revenues from license and royalty fees for the three and six month periods ended June 30, 1996 increased to $162,000 and $293,000 from $16,000 and $49,000 respectively in the comparable prior year periods. This increase is primarily the result of higher shipment volumes by the Company's licensees.

Development contract revenues for the three and six month period ended June 30, 1996 increased 44% and 37% to $470,000 and $837,000 compared to $327,000 and
$612,000 respectively in the comparable prior year periods. The increase is due to increased operational and marketing activities by the Company's 79% owned joint venture in The Peoples Republic of China (the "Joint Venture"), compared to the same periods last year. The increases for the three and six month periods were offset in part by a decrease in revenues attributable to a grant from the US Government's National Institute of Standards and Technology ("NIST") which expired in April 1996. For the six months period ended June 30, 1996, revenue attributable to the NIST grant was $91,000 compared to $332,000 during the comparable prior year period. The NIST grant was awarded in December 1993 to supplement the Company's development of a recognition system for the Chinese language.

Cost of sales includes the costs of materials, procurement, warehousing, and related personnel in connection with the sales of the Company's products as well as the amortization of capitalized software development costs. Costs incurred in connection with the NIST grant, included in development contract revenue, are expensed as incurred and are included in research and development expenses. Cost of sales for the three and six month periods increased to $469,000 and $901,000 as compared to $285,000 and $495,000 for the comparable periods of the prior year. The increases are attributable to a shift in the revenue mix to lower margin development contract revenues generated by the Joint Venture, and increases in the costs of procurement, warehousing, and related personnel. Amortization of software development costs declined to $17,000 and $39,000 respectively for the three and six month periods ended June 30, 1996 as compared to $32,000 and $81,000 respectively for the comparable periods of the prior year.

Research and development expenses for the three and six month periods ended June 30, 1996 decreased by 3% and 9% to $479,000 and $927,000 respectively as compared to $493,000 and $1,018,000 respectively during the comparable periods of the prior year. The decreases are primarily attributable to decreases in the purchase of outside development services, and the reduction of other overhead costs.

Sales and marketing expenses for the three and six month periods ended June 30, 1996 increased 35% and 29% to $803,000 and $1,517,000 as compared to $595,000 and $1,178,000 respectively in the comparable periods of the prior year. These increase are primarily due to additions in staffing and related costs in support of heightened sales activities in the U. S. and China.

General and administrative expenses for the three month period ended June 30, 1996 decreased 14% to $535,000 as compared to $619,000 in the comparable period of the prior year. For the six months ended June 30, 1996, general and administrative expenses increased 7% to $1,029,000 as compared to $966,000 in the comparable period of the prior year The decrease during the three month period ended June 30, 1996 is due to non recurring recruiting expenses related to the search for a senior executive officer in the comparable period of the prior year. The increase over the six months ended June 30, 1996 reflects increased costs of professional services, insurance, and personnel and related costs.


Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $5,972,000 at June 30, 1996, compared to cash, cash equivalents and short-term investments of $7,459,000 at December 31, 1995. This decrease was primarily the result of $4,518,000 used in operating activities offset by $3,259,000 provided by financing activities as discussed below. Total current assets were $7,196,000 at June 30, 1996 compared to $8,699,000 at December 31, 1995.

Current liabilities, which include deferred revenue, were $4,341,000 at June 30, 1996. Deferred revenue, totaling $2,334,000 at June 30, 1996, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees. Under the terms of the Company's agreement with IBM, the Company is obligated to share certain royalties from third parties with IBM when earned.

In June 1996, the Company completed a private placement of 600,000 shares of the Company's common stock, at a price of $4.50 per share, subject to certain adjustments. The net proceeds to the Company was approximately $2,523,000. The Company has agreed to register, under the Securities Act, the shares issued in the private placement.

In 1993, the Company formed the Joint Venture with The Ministry of Electronic Industries of Jiangsu Province (the "Government") of The People's Republic of China. The Joint Venture, Communication Intelligence Computer Corporation, Ltd. ("CICC"), is 79% owned by the Company. Under the provisions of the joint venture agreement, in exchange for 79% ownership, the Company is to contribute up to $5.4 million in cash, and the Company will provide non-exclusive licenses to technology and certain distribution rights. The Government will contribute certain land use rights and provide other services for the joint venture. As of June 30, 1996, the Company had contributed $900,000 in cash and had provided non-exclusive licenses to technology and certain distribution rights, while the Government had contributed certain land use rights. In February 1996, CICC repaid borrowings of approximately $30,000 denominated in Chinese currency to a local bank. In May 1996, the Joint Venture borrowed the approximate equivalent of $100,000 denominated in Chinese currency from a local bank. The note bears interest at 8% and is due in August 1996.

As of June 30, 1996, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $5,972,000. The Company believes that the above mentioned funds, together with anticipated revenues, are adequate to meet projected working capital and other cash requirements through the end of 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual General Meeting of stockholders on May 20, 1996. The number of shares of Common Stock with voting rights as of the record date represented at the meeting either in person or by proxy was 35,906,473 shares or 89 percent of the eligible outstanding Common Stock of the Company. Three proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1

         Each of the six persons listed below were re-elected as directors to serve until the next Annual General Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

           Name                           For                     Withheld
- ---------------------------        -------------------        ------------------

George P. Clayson III                   35,869,970                  36,503
James Dao                               35,858,270                  48,203
Michael McFarland                       35,858,270                  48,203
Philip Sassower                         35,868,170                  38,303
Dr. Donald R. Scheuch                   35,851,520                  54,953
C. B. Sung                              35,869,620                  36,853

Proposal 2

         It was resolved to increase the number of Common Shares available for issuance under the Company's 1994 Stock option plan. The number of votes for, against and abstaining on this proposal follows:

       For                          Against                        Abstain
- -------------------            ------------------             ------------------

    34,540,916                     1,231,645                       133,912

Proposal 3

         It was resolved that KPMG Peat Marwick LLP be appointed as auditors of the Company for the fiscal year ending December 31, 1996 and that the Board of Directors be authorized to fix the remuneration to be paid to the auditors. The number of votes for, against and abstaining on this proposal follows:

       For                          Against                        Abstain
- -------------------            ------------------             ------------------
    34,540,916                     1,231,645                       133,912

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:  None.

(b)      Reports on Form 8-K

         On June 27, 1996 the Company filed a Form 8K under ITEM 5, Other Events, regarding the private placement of 600,000 shares of the Company's Common Stock, and the approval of its common shares for quotation on the NASDAQ SmallCap market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         COMMUNICATION INTELLIGENCE CORPORATION
                                         ---------------------------------------
                                                       Registrant



August 12, 1996                                   /s/ Francis V. Dane
- --------------                           ---------------------------------------
    Date                                           Francis V. Dane
                                         Vice President, Secretary and Treasurer