Form 10-Q
period 1996-09-30
COMMUNICATION INTELLIGENCE CORP
filed 1996-11-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission File Number: 0-19301

                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                      94-2790442
-------------------------------------             ----------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

       275 Shoreline Drive,  Suite 520, Redwood Shores,  CA         94065-1413
    ----------------------------------------------------------     ------------
           (Address  of  principal   executive offices)             (Zip Code)

Registrant's telephone number, including area code:    (415) 802-7888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X               No
                             -------                  -------


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      Yes       X               No
                             -------                  -------

     Number of shares outstanding of the issuer's Common Stock, as of November 13, 1996: 41,994,375

     This Quarterly Report on Form 10-Q contains 12 pages of which this is page 1.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements                                  Page No.

         Condensed Consolidated Balance Sheets, at September 30, 1996
                  and December 31, 1995......................................3

         Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 1996 and 1995..........4

         Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 1996 and 1995...................5

         Notes to Condensed Consolidated Financial Statements................6


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

                     Communication Intelligence Corporation
                                and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                 (In thousands)

                                                           Sept. 30,   Dec. 31,
Assets                                                       1996        1995
                                                           ---------   ---------
Current assets:
     Cash and cash equivalents ..........................  $  1,598    $  5,924
     Short-term investments .............................     2,800       1,535
     Note receivable from officer .......................      --           210
     Accounts receivable, net ...........................       457         381
     Inventories ........................................       607         249
     Other current assets ...............................       417         400
                                                            --------    --------
         Total current assets ...........................     5,879       8,699

Note receivable from officer ............................       210        --
Property and equipment, net .............................       431         336
Capitalized software development costs, net .............        38          88
Other assets ............................................       525         653
                                                            --------    --------

         Total assets ...................................  $  7,083    $  9,776
                                                            ========    ========

Liabilities and stockholders' equity Current liabilities:
     Short-term debt ....................................  $    100    $     30
     Accounts payable ...................................       234         437
     Pre-petition liabilities - current .................       873         822
     Accrued compensation ...............................       308         282
     Other accrued liabilities ..........................       530         761
     Deferred revenue ...................................     2,266       2,570
     Obligations under capital leases - current .........         8          34
                                                            --------    --------
         Total current liabilities ......................     4,319       4,936

Obligations under capital leases - noncurrent ...........         8           8
Pre-petition liabilities - noncurrent ...................      --           822
Commitments .............................................      --          --

Stockholders' equity:
     Common stock .......................................       421         400
     Additional paid-in capital .........................    54,906      51,687
     Accumulated deficit ................................   (52,412)    (47,991)
     Cumulative foreign currency translation adjustment .      (159)        (86)
                                                            --------    --------
         Total stockholders' equity .....................     2,756       4,010
                                                            ========    ========

         Total liabilities and stockholders' equity .....  $  7,083    $  9,776
                                                            ========    ========

                     Communication Intelligence Corporation
                                and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     --------------------  --------------------
                                     ---------  ---------  --------------------
                                       1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
Revenues:
     Product .....................   $     51   $    273   $    238   $    569
     License and royalty .........        252        100        545        149
     Development contract ........        451        266      1,288        878
                                      --------   --------   --------   --------

                                          754        639      2,071      1,596
                                      --------   --------   --------   --------
Operating costs and expenses:
     Cost of sales:
        Product ..................         60        178        180        310
        Development contract .....        291         97        858        289
        Other costs ..............         95         99        309        270
     Research and development ....        496        512      1,423      1,530
     Sales and marketing .........        833        802      2,350      1,980
     General and administrative ..        454        375      1,483      1,341
                                      --------   --------   --------   --------

                                        2,229      2,063      6,603      5,720
                                      --------   --------   --------   --------

Loss from operations .............     (1,475)    (1,424)    (4,532)    (4,124)

Interest and other income ........         78         19        233        126

Interest expense .................        (25)      (103)      (122)      (183)
                                      --------   --------   --------   --------

         Net loss ................   $ (1,422)  $ (1,508)  $ (4,421)  $ (4,181)
                                      ========   ========   ========   ========

         Net loss per common share   $  (0.03)  $  (0.04)  $  (0.11)  $  (0.12)
                                      ========   ========   ========   ========

         Weighted average common
              shares outstanding .     41,951     34,108     41,011     33,925
                                      ========   ========   ========   ========

                     Communication Intelligence Corporation
                                and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------

Net cash used in operating activities .................    (6,148)     (5,130)
                                                          --------    --------

Cash flows from investing activities:
     Sale of short-term investments ...................    11,385        --
     Purchase of short-term investments ...............   (12,650)       --
     Acquisition of property and equipment ............      (204)        (88)
     Increase in capitalized software costs ...........      --           (10)
     Increase (decrease) in other assets ..............        79        (122)
                                                          --------    --------

         Net cash used in investing activities ........    (1,390)       (220)
                                                          --------    --------

Cash flows from financing activities:
     Principal payments on short-term debt ............       (30)       (118)
     Principal payments on capital lease obligations ..       (26)        (52)
     Proceeds from issuance of note payable ...........       100       1,500
     Proceeds from issuance of common stock ...........     3,240         236
                                                          --------    --------

         Net cash provided by financing activities ....     3,284       1,566
                                                          --------    --------

Effect of exchange rate changes on cash ...............       (72)        (30)
                                                          --------    --------

Net decrease in cash and cash equivalents .............    (4,326)     (3,814)
Cash and cash equivalents at beginning of period ......     5,924       4,088
                                                          --------    --------

Cash and cash equivalents at end of period (See note 2)  $  1,598    $    274
                                                          ========    ========

Schedule of non-cash transactions:

     Issuance of common stock in exchange
     for pre-petition liabilities ................       $   --      $    188
                                                          ========    ========
     Issuance of stock purchase warrants in conjunction
     with short term debt ........................       $   --      $     67
                                                          ========    ========

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-Q

1.       Interim financial statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Communication Intelligence Corporation (the "Company" or "CIC") considers necessary for a fair presentation of its financial position at the dates and its results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of the results to be expected for the entire year.

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

         Cash and cash equivalents included the following:

                                         Sept. 30,      Dec. 31,
                                           1996           1995
                                         --------       --------
                                             (In thousands)

         Cash in bank ................   $   598        $   441
         U.S. Corporate Securities ...      --            5,483
         Other Debt Securities .......     1,000           --
                                          -------        -------
                                         $ 1,598        $ 5,924
                                          =======        =======

         Short-term investments consisted of the following available-for-sale securities as follows:

                                         Sept. 30,      Dec. 31,
                                           1996           1995
                                         --------       --------
                                             (In thousands)

         U.S. Corporate Securities       $ 1,000        $   998
         Other Debt Securities ...         1,800            537
                                          -------        -------
                                         $ 2,800        $ 1,535
                                          =======        =======

3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. At September 30, 1996, inventory was comprised primarily of finished goods.

4.       Private Placement

         In June 1996, the Company completed a private placement of 600,000 shares of the Company's common stock, at a price of $4.50 per share, subject to certain adjustments. The net proceeds to the Company approximated $2,523,000. The Company has agreed to register, under the Securities Act, the shares issued in the private placement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues for the quarter and nine months ended September 30, 1996 increased by 18% and 30% to $754,000 and $2,071,000 respectively, from the comparable three and nine-month periods of the prior year. Revenues comprised product sales, license and royalty fees, and development contract revenues. The increases are principally due to higher license and royalty fees and development contract revenues as discussed below.

                                  Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                  ------------------  ------------------
                                                      (In thousands)
                                    1996      1995      1996      1995
                                  --------  --------  --------  --------
Revenues:
Product sales .................   $    51   $   273   $   238   $   569
License and royalty fees.......       252       100       545       149
Development contract ..........       451       266     1,288       878
                                   =======   =======   =======   =======

      Total Revenues ..........   $   754   $   639   $ 2,071   $ 1,596
                                   =======   =======   =======   =======

Product sales for the three and nine months ended September 30, 1996 decreased to $51,000 and $238,000 compared to $273,000 and $569,000 respectively in the prior year periods. The decline in product sales for the three months ended September 30, 1996 is due to reduced unit shipments to retail and catalog resellers as compared to the prior year period. The decline in product sales for the nine months ended September 30, 1996, was also due to reductions in
MacHandwriter II unit sales by the Company's Japanese subsidiary. Since the second quarter of 1994, the Company has concentrated its domestic sales effort on distributors and catalog resellers. In 1995, the Company began a limited entry into the retail and corporate markets with its domestic Handwriter products. The Company plans to expand its retail and corporate market sales efforts during 1996. There can be no assurance that the Company will be
successful   in  its  efforts  to  broaden  its   corporate  and  retail  market
distribution.

Revenues from license and royalty fees for the three and nine month periods ended September 30, 1996 increased to $252,000 and $545,000 from $100,000 and $149,000 respectively in the comparable prior year periods. This increase is primarily the result of higher shipment volumes by the Company's licensees and to approximately $164,000 in royalty revenues that have been recognized on agreements for which the Company has no further obligation to deliver additional software or services.

Development contract revenues for the three and nine month period ended September 30, 1996 increased 70% and 47% to $451,000 and $1,288,000 compared to $266,000 and $878,000 respectively in the comparable prior year periods. The increase is due primarily to increased system integration service and marketing activities by the Company's 79% owned joint venture in The Peoples Republic of China (the "Joint Venture"), and research grants from The National Science Foundation (NSF), compared to the same periods last year. The increases for the three and nine month periods were offset in part by a decrease in revenues attributable to a grant from the US Government's National Institute of Standards and Technology ("NIST") which expired in April 1996. No revenue was recorded in the current quarter ended September 30, 1996 for the NIST grant compared to $118,000 for the comparable three-month period last year. For the nine-month period ended September 30, 1996, revenue attributable to the NIST grant was $91,000 compared to $450,000 during the comparable prior year period. The NIST grant was awarded in December 1993 to supplement the Company's development of a recognition system for the Chinese language.

Cost of sales includes the costs of materials, procurement, warehousing, and related personnel in connection with the sales of the Company's products and services as well as the amortization of capitalized software development costs. Costs incurred in connection with the NIST grant, included in development contract revenue, are expensed as incurred and are included in research and development expenses. Cost of sales for the three and nine-month periods increased to $446,000 and $1,347,000, respectively, as compared to $374,000 and $869,000, respectively for the comparable periods of the prior year. The increases are attributable to a shift in the revenue mix to lower margin development contract revenues generated by the Joint Venture, and increases in the costs of procurement, warehousing, and related personnel. Amortization of software development costs declined to $11,000 and $50,000 respectively for the three and nine month periods ended September 30, 1996 as compared to $23,000 and $104,000 respectively for the comparable periods of the prior year.

Research and development expenses for the three and nine-month periods ended September 30, 1996 decreased by 3% and 7% to $496,000 and $1,423,000 respectively as compared to $512,000 and $1,530,000 respectively during the comparable periods of the prior year. The decreases are primarily attributable to decreases in the purchase of outside development services, and the reduction of other overhead costs.

Sales and marketing expenses for the three and nine-month periods ended September 30, 1996 increased 4% and 19% to $833,000 and $2,350,000 as compared to $802,000 and $1,980,000 respectively in the comparable periods of the prior year. These increases are primarily due to additions in staffing and related costs in support of heightened sales activities in the U. S. and China.

General and administrative expenses for the three-month period ended September 30, 1996 increased 21% to $454,000 as compared to $375,000 in the comparable period of the prior year. For the nine months ended September 30, 1996, general and administrative expenses increased 11% to $1,483,000 as compared to $1,341,000 in the comparable period of the prior year. The increase over the three and nine months ended September 30, 1996 reflects increased costs of insurance, professional services, and personnel and related costs.


Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments totaled $4,398,000 at September 30, 1996, compared to cash, cash equivalents and short-term investments of $7,459,000 at December 31, 1995. This decrease was primarily the result of $6,148,000 used in operating activities offset by $3,284,000 provided by financing activities as discussed below. Total current assets were $5,879,000 at September 30, 1996 compared to $8,699,000 at December 31, 1995.

Current liabilities, which include deferred revenue, were $4,319,000 at September 30, 1996. Deferred revenue, totaling $2,266,000 at September 30, 1996, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped or no further obligations exist. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees. Under the terms of the Company's agreement with IBM, the Company is obligated to share certain royalties from third parties with IBM when earned.

In June 1996, the Company completed a private placement of 600,000 shares of the Company's common stock, at a price of $4.50 per share, subject to certain adjustments. The net proceeds to the Company approximated $2,523,000. The Company has agreed to register, under the Securities Act, the shares issued in the private placement.

In 1993, the Company formed the Joint Venture with The Ministry of Electronic Industries of Jiangsu Province (the "Government") of The People's Republic of China. The Joint Venture, Communication Intelligence Computer Corporation, Ltd. ("CICC"), is 79% owned by the Company. Under the provisions of the joint venture agreement, in exchange for 79% ownership, the Company is to contribute up to $5.4 million in cash, and the Company will provide non-exclusive licenses to technology and certain distribution rights. The Government will contribute certain land use rights and provide other services for the joint venture. As of September 30, 1996, the Company had contributed $900,000 in cash and had provided non-exclusive licenses to technology and certain distribution rights, while the Government had contributed certain land use rights.

As of September 30, 1996, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $4,398,000. The Company believes that the above mentioned funds, together with anticipated revenues, are adequate to meet projected working capital and other cash requirements.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:  None.

(b)   Reports on Form 8-K

     On August 8, 1996, the Company filed a Form 8K under ITEM 4, Change in Registrant's Certifying Accountants, regarding the resignation of KPMG Peat Marwick LLP as the Company's auditors.

     On August 14, 1996, the Company filed a Form 8KA under ITEM 4, Change in Registrant's Certifying Accountants, regarding the above and the appointment of Price Waterhouse LLP as the Company's independent public accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        COMMUNICATION INTELLIGENCE CORPORATION
                                       ----------------------------------------
                                                      Registrant



  November 13, 1996                              /s/ Francis V. Dane
---------------------                  ----------------------------------------
        Date                                       Francis V. Dane
                                       Vice President, Secretary and Treasurer