Form 10-K/A
period 1995-12-31
COMMUNICATION INTELLIGENCE CORP
filed 1996-11-15
CIK 727634

                                  Amendment No. 1
                                       to

                                    FORM 10-K/A
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  X    Annual Report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 for the fiscal year ended:  December 31, 1995.


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


CORE TECHNOLOGIES AND END USER PRODUCTS
---------------------------------------

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

COPYRIGHTS, PATENTS AND TRADEMARKS
----------------------------------

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

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

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

SEASONALITY OF BUSINESS
-----------------------

        The Company has not experienced seasonal trends affecting sales of its products or development or licensing of its technologies within its industry segment of operation. The recent introduction of products to be sold directly to consumers in North America may expose the Company to seasonal trends which it has not experienced in the past.

MATERIAL CUSTOMERS
------------------

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


BACKLOG
-------

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

COMPETITION
-----------

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

EMPLOYEES
---------

        As of December 31, 1995, the Company employed 74 full-time employees, no part-time employees, and engages additional personnel on a contract basis as needed from time to time.

FOREIGN AND DOMESTIC OPERATIONS
-------------------------------

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

                     COMMUNICATION INTELLIGENCE CORPORATION
                                  FORM 10-K/A


Item 6. Selected Financial Data

           The following table includes selected financial data of the Company for the last five years:

                                                                       Year Ended December 31,
                                                  ------------------------------------------------------------
                                                       1995        1994        1993        1992        1991
                                                       ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA                                 (In thousands, except per share amounts)

Revenues ........................................   $  2,314    $  3,599    $  2,595    $  4,070    $  1,085
Research and development expenses (1) ...........      1,979       2,842       3,380       2,682       2,024
Marketing expenses ..............................      2,801       4,936       4,278       3,681       1,851
General and administrative expenses .............      1,717       2,395       1,921       1,664       1,065
Loss from operations ............................     (5,534)    (10,935)     (8,564)     (5,058)     (4,218)
Net loss ........................................     (5,595)    (11,048)     (8,299)     (5,114)     (4,081)
Net loss per common share .......................       (.16)       (.53)       (.44)       (.32)       (.29)


                                                                     As of December 31,
                                                  ------------------------------------------------------------
                                                        1995        1994        1993        1992        1991
                                                        ----        ----        ----        ----        ----
BALANCE SHEET DATA                                                        (In thousands)
------------------

Cash, cash equivalent and short-term
investments .....................................   $  7,459    $  4,088    $  5,305    $  2,811    $  3,586
Working capital (deficit) (2) ...................      3,763        (605)      1,907       1,308       2,825
Total assets ....................................      9,776       6,171      10,158       7,239       6,691
Deferred revenue ................................      2,570       2,754       2,681       1,634         250
Long-term obligations ...........................        830       2,069         321         130         158
Stockholders' equity (Net Capital Deficiency) ...      4,010      (1,219)      4,689       3,515       4,354


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

1994 compared to 1993
---------------------

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

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following Consolidated Financial Statements of Communication Intelligence Corporation are included in Item 8.

                                                                                      Pages
        (a)  1. Financial Statements and Reports of Independent Auditors.


                Report of Price Waterhouse LLP Independent Accountants.                  22

                Report of Ernst & Young LLP Independent Auditors.                        23

                Consolidated Balance Sheets at December 31, 1995 and 1994.               24

                Consolidated Statement of Operations for the years ended
                December 31, 1995, 1994, and 1993.                                       25

                Consolidated Statement of Stockholders' Equity (Net Capital
        Deficiency) for the years ended December 31, 1995, 1994 and 1993.                26

                Consolidated Statement of Cash Flows for the years ended                 27
                December 31, 1995, 1994 and 1993.

                Notes to Consolidated Financial Statements.                              28

              2.       Financial Statement Schedule:

                Schedule II - Valuation and Qualifying Accounts                          40

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

         22.1   Schedule of Subsidiaries (Previously filed).

         23.1   Consent of Ernst & Young LLP, Independent Auditors.

         23.2   Consent of Price Waterhouse LLP, Independent Accountants.                42


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

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-K/A


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, State of California, on November 12, 1996.

                                          COMMUNICATION INTELLIGENCE CORPORATION

                                          By:   /s/ Francis V. Dane
                                ------------------------------------------------
                                      Francis V. Dane, Vice President, Secretary
                                                     and Treasurer

                              CONSOLIDATED FINANCIAL STATEMENTS
                            COMMUNICATION INTELLIGENCE CORPORATION
                                       AND SUBSIDIARIES
                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             WITH REPORT OF INDEPENDENT ACCOUNTANT

              REPORT OF INDEPENDENT ACCOUNTANTS
              ---------------------------------


To the Board of Directors and Stockholders of Communication Intelligence Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 16 present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Communication Intelligence Corporation for the two years ended December 31, 1994 were audited by other independent accountants whose report dated February 28, 1995 included an explanatory paragraph regarding the Company's ability to continue as a going concern.

PRICE WATERHOUSE LLP


San Jose,  California
November 1, 1996

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
                                                                 ==============================


                 See accompanying Notes to Consolidated Financial Statements

                            COMMUNICATION INTELLIGENCE CORPORATION
                                       AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share amounts)


                                                                  YEARS ENDED DECEMBER 31,
                                                          1995          1994            1993
                                                   --------------------------------------------
Revenues:
  Product                                             $   1,424     $   2,724      $     790
  License and royalty                                       237            61          1,050
  Development contracts                                     653           814            755
                                                   --------------------------------------------
                                                          2,314         3,599          2,595

Operating costs and expenses:

  Cost of product sales                                   1,351         4,361          1,580
  Research and development                                1,979         2,842          3,380
  Sales and marketing                                     2,801         4,936          4,278
  General and administrative                              1,717         2,395          1,921
                                                   --------------------------------------------
                                                          7,848        14,534         11,159
                                                   --------------------------------------------

Loss from operations                                     (5,534)      (10,935)        (8,564)

Interest and other income (expense), net                    203           (38)           337
Interest expense                                           (264)          (75)           (72)
                                                   --------------------------------------------
Net loss                                              $  (5,595)    $ (11,048)     $  (8,299)
                                                   ============================================

Net loss per common share                                $(0.16)       $(0.53)        $ (.44)
                                                   ============================================

Weighted average common shares                           34,621        20,746         18,738
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
                                 =======================================================

Supplemental disclosure of cash flow information:

Interest paid in 1995, 1994, and 1993 was $154,000, $57,000, and $83,000,
respectively.



12. Subsequent Events

In June 1996, the Company sold in a private placement, 600,000 shares of Common Stock at $4.50 per share, resulting in net cash proceeds of $2,700,000. The purchasers of these shares are entitled to certain rights with respect to the registration of the Common Stock purchased, including demand registration rights for the five-year period commencing September 1996. In addition, these purchasers are entitled to receive additional shares of common stock if, at the time such registration statement becomes effective, the average sales price of the Company's Common stock for the previous 20 days is less than $4.50 per share. On July 15, 1996, the Company filed an amended Registration Statement on Form S-3 to register 6,367,500 shares of Common stock, including the 600,000 shares of Common Stock sold in the June 1996 private placement. This Registration Statement has not been declared effective.


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