Form 10-K405
period 1996-12-31
COMMUNICATION INTELLIGENCE CORP
filed 1997-03-31
CIK 727634

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996   COMMISSION FILE NO. 0-19301
                            ------------------------

                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE               94-2790442
      (State or other        (I.R.S. Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

  275 SHORELINE DRIVE, SUITE 520            (415) 802-7888            94065
    REDWOOD SHORES, CALIFORNIA          (Registrant's telephone     (Zip Code)
  (Address of principal executive               number,
             offices)                    including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__       No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 25, 1997 was approximately $61,512,672 based on the closing sale price of $2.00 on such date, as reported by the Nasdaq SmallCap Market-Registered Trademark-.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes __X__       No _____

    The number of shares of Common Stock outstanding as of March 25, 1997 was 44,844,570.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders, expected to be held on May 19, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

    A list of Exhibits to this Annual Report on Form 10-K begins on page 19.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    COMMUNICATION INTELLIGENCE CORPORATION*
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1
Item 1. Business...........................................................................................           1
Item 2. Properties.........................................................................................           6
Item 3. Legal Proceedings..................................................................................           6
Item 4. Submission of Matters to a Vote of Security Holders................................................           6

PART II....................................................................................................           7
Item 5. Market For Registrant's Common Equity and Related Stockholder Matters..............................           7
Item 6. Selected Financial Data............................................................................           8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..............           9
Item 8. Financial Statements and Supplementary Data........................................................          17
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          17

PART III...................................................................................................          18
Item 10. Directors and Executive Officers of the Registrant................................................          18
Item 11. Executive Compensation............................................................................          18
Item 12. Security Ownership of Certain Beneficial Owners and Management....................................          18
Item 13. Certain Relationships and Related Transactions....................................................          18

PART IV....................................................................................................          19
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................          19

    * CIC-Registered Trademark- and its logo, Handwriter-Registered Trademark-, MacHandwriter-Registered Trademark-, PenDOS-Registered Trademark-, PenMAC-Registered Trademark-, INKshrINK-Registered Trademark-, and Creativity Tool-Registered Trademark- are registered trademarks of the Company. Handwriter-Registered Trademark- Manta-TM-, JOT-TM-, SigCheck-TM-, InkSentry-TM-, Ink Tools-TM-, Sign-it-TM- and YPad-TM- are trademarks of the Company. Applications for registration for various trademarks are in process in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. All other trademarks or brand names appearing in this Annual Report on Form 10-K are the property of their respective holders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Communication Intelligence Corporation, together with its subsidiary and majority-owned joint venture (the "Company" or "CIC"), develops, markets and licenses natural input, computer interface, handwriting recognition and data security technologies and products for various markets (including personal computing as well as electronic commerce and communication). The Company's products include the multi-lingual Handwriter-Registered Trademark- Recognition System and SigCheck-TM-(signature verification software) and the PenDOS-Registered Trademark- and PenMAC-Registered Trademark- pen operating environments. CIC also markets software tools such as InkTools-TM- and Sign-it-TM-, which allow signature capture and verification within computer applications, Handwriter-Registered Trademark- for
Windows-Registered Trademark-, a peripheral input device product enabling users to have pen computing capabilities on their desktop personal computers and Handwriter-Registered Trademark- Manta-TM-, which provides similar capabilities for laptop computer users.

    The Company's current strategy is to commercialize its products for pen computing applications internationally through the establishment of a network of strategic business alliances. To achieve this objective, the Company is seeking to form a series of strategic business alliances with corporations and other entities. The Company believes that this strategy will offer the benefits of pen computing to computer users worldwide while creating opportunities both for itself and its partners. There can be no assurance that the Company will be able to establish strategic business alliances or, if established, that such alliances will be profitable for the Company.

    The Company has implemented a three-pronged revenue generation strategy. The Company (i) licenses its products to original equipment manufacturers ("OEMs") and independent software vendors who reproduce and market them in conjunction with their own products, (ii) sells its end-user products, such as the MacHandwriter-Registered Trademark-, Handwriter-Registered Trademark- for Windows-Registered Trademark- and Handwriter-Registered Trademark- Manta-TM-through independent sales representatives, distributors, strategic relationships, and its corporate sales force, and (iii) provides system integration services and markets its pen-based business computer systems to Chinese businesses, Government users and other joint ventures through its 79%-owned joint venture in the People's Republic of China.

    In January 1997, the Company announced that CompUSA had expanded its stocking of the Handwriter-Registered Trademark- for Windows-Registered Trademark- to all of its over 122 U.S. stores from an initial four-store introduction in November and December 1996. The Company also announced in January 1997 that Norand Corporation introduced the PEN KEY 6622, a powerful PC-based mobile computer, with the Company's
Handwriter-Registered Trademark- Recognition System software pre-installed. Other manufacturers of handheld computer products which have adopted the Company's software on the Windows-Registered Trademark- for pen-computing platform include Fujitsu Personal Systems, Inc., Symbol Technologies, Telxon Corporation and Seiko-Epson. In March 1997, the Arthritis Foundation awarded the Company an "Ease of Use Seal of Commendation" for its Handwriter-Registered Trademark- for Windows-Registered Trademark-.

HISTORY

    The Company was initially incorporated in Delaware in October 1986 as a wholly-owned subsidiary of a predecessor corporation (with the same name). The Company has one wholly-owned operating subsidiary, CIC Japan, Inc. ("CIC Japan"), incorporated in Japan in February 1984, and a 79%-owned joint venture, Communication Intelligence Computer Corporation, Ltd., a joint venture with the Ministry of Electronic Industries of the Jiangsu Provence, a provincial agency of the People's Republic of China (the "Joint Venture"). The Joint Venture was formed in China in September 1993.

    In each year since its inception, the Company has incurred losses. In July 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of San Francisco primarily to restructure the Company and its debt. On November 14, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization (the "Plan") and the Company emerged from bankruptcy. The Plan provided for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Creditors were paid in three approximately equal installments in February 1995, 1996, and 1997, respectively. In addition, under the Plan each holder of the Company's then outstanding common stock or convertible preferred stock received one unit, which consisted of two shares of Common Stock and one stock purchase warrant, with an exercise price of $0.50 per share, in exchange for each two shares of convertible preferred or common stock. All unexercised warrants issued under the Plan expired in December 1994. Since July 1994, the Company has consummated a number of debt and equity financings. For further information concerning these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

CORE TECHNOLOGIES

    The Company offers a wide range of hardware and software products for pen-based computing, based on the Company's core handwriting recognition and related technologies. The Company's core technologies are classified into two broad categories: "Natural Input Technologies" and "Transaction and Communication Enabling Technologies."

    NATURAL INPUT TECHNOLOGIES. CIC's natural input technologies are designed to allow users to interact with a computer through an electronic pen. CIC believes the electronic pen is currently the most natural and cost-effective manner of interacting with a computer. The Company also believes that natural input enhances productivity and creativity, and reduces the risk of repetitive stress illness ("RSI").

    TRANSACTION AND COMMUNICATION ENABLING TECHNOLOGIES. The Company believes its transaction and communication enabling technologies provide cost-effective means for protected electronic transactions and discretionary communications. CIC believes that these technologies offer more efficient methods to conduct transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, data compression and operating environments.

PRODUCTS

    CIC has developed two desktop pen computing end user products, Handwriter-Registered Trademark- for Windows, and
MacHandwriter-Registered Trademark-. These Handwriter-Registered Trademark-products combine software and hardware into "all-in-one" input devices for easy pen entry of graphics, text and commands. Handwriter-Registered Trademark-products have been designed to be compatible with Windows-Registered Trademark-and Macintosh platforms. CIC has positioned its Handwriter-Registered Trademark-products to complement the keyboard and perform as an ergonomic editing tool. CIC believes Handwriter-Registered Trademark- products enhance productivity in editing documents, while helping to reduce the risk of RSI. In March 1997, The Arthritis Foundation awarded the Company with an "Ease of Use Seal of Commendation" for its Handwriter-Registered Trademark- for Windows-Registered Trademark- product.

    Handwriter-Registered Trademark- for Windows-Registered Trademark- is also offered with other bundled applications such as YPad-TM- and E-mail ink annotation. YPad-TM- is an electronic notepad. E-mail ink annotation is a handwriting application that is specifically designed for E-mail users and allows for electronic annotation on documents. The Company believes its applications enhance the functionality of Handwriter-Registered Trademark-products. The Company believes its Handwriter-Registered Trademark- for Windows-Registered Trademark- and MacHandwriter-Registered Trademark-, along with the PenDOS-Registered Trademark- and PenMAC-Registered Trademark- operating environments, are competitive product offerings in the field of pen input technology. CIC has also developed Handwriter-Registered Trademark- Manta-TM-, which offers laptop computer users capabilities similar to Handwriter-Registered Trademark- for Windows-Registered Trademark-. The Company believes that pen input devices are particularly suitable to laptop users.

    CIC markets software tools such as Ink Tools-TM- and Sign-it-TM-, which allow signature capture and verification within computer applications, and YPad-TM- and E-mail ink annotation.

    The Company's products are marketed through various channels as well as offered on the Internet.

COPYRIGHTS, PATENTS AND TRADEMARKS

    The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its proprietary rights in its products and technologies. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products or technologies will not be subject to infringement by others. The Company's licensees and distributors have access to proprietary information of the Company, and there can be no assurance that the measures taken by the Company to protect its technologies, products and other proprietary rights will adequately protect it against improper use. A substantial portion of the Company's technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. The Company has a policy of requiring its employees and contractors to respect proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed to them.

    The original character recognition technology processes employed in the Company's products were developed and patented by SRI International ("SRI"), and SRI assigned those patents to CIC (the "SRI Patents"). The SRI Patents have expired. Other major elements of the Company's products and technologies were developed by CIC and are patented in the United States and overseas. The Company does not believe that the expiration of the SRI Patents has had or will have a significant impact on its operations since CIC has made significant improvements to the original technology and additional patents relating to such technological improvements have been applied for or issued. Certain of the Company's existing patents covering these improvements expire between 1998 and 2005.

    CIC-Registered Trademark- and its logo, Handwriter-Registered Trademark-, MacHandwriter-Registered Trademark-, PenDOS-Registered Trademark-, PenMAC-Registered Trademark-, INKshrINK-Registered Trademark- and Creativity Tool-Registered Trademark- are registered trademarks of the Company. Handwriter-Registered Trademark- Manta-TM-, JOT-TM-, SigCheck-TM-, InkSentry-TM-, Ink Tools-TM-, Sign-it-TM- and YPad-TM- are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks generally in those jurisdictions where its products are or will be marketed in the future.

    The Company may be required to take various forms of legal action from time to time to protect its proprietary rights. Any litigation regarding claims against the Company or claims made by the Company against others could result in significant expense to the Company and divert the efforts of its technical and management personnel. The Company could be required to expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all.

SOURCES AND AVAILABILITY OF MATERIALS

    Digitizer tablets and electronic pens used in connection with Handwriter-Registered Trademark- for Windows-Registered Trademark- are manufactured by one supplier (according to the Company's specifications). In addition, the digitizer and electronic pen used in connection with the Handwriter-Registered Trademark- Manta-TM- are manufactured by two suppliers. Other subcontractors manufacture templates, duplicate software, print documentation and prepare packaging for the Company's products. The digitizer, pens and other components are packaged by a turnkey software service and shipped to customers upon the Company's instructions. If any of the Company's suppliers or manufacturers do not or are unable to meet the Company's volume requirements, the Company's operations would be adversely affected even though one of it suppliers is obligated to assist the Company in obtaining an adequate supply of digitizers and pens. The Company is currently evaluating whether or not it will use additional suppliers.

SEASONALITY OF BUSINESS

    The Company has not experienced seasonal trends affecting sales of its products or the development or licensing of its technologies within its industry segment of operation. However, the recent offering of Handwriter-Registered Trademark- for Windows-Registered Trademark- through retail channels (and directly to consumers in North America) may expose the Company to seasonal trends which it has not experienced in the past.

MATERIAL CUSTOMERS

    The Company operates in a single industry segment and historically its revenues have been derived from a limited number of customers or other sources. Two customers accounted for approximately 11% and 10% of the Company's revenues in 1996. One customer accounted for approximately 25% and 21% of the Company's revenues in 1995 and 1994, respectively. The loss of any significant customer or other source of revenue would have a material adverse effect on the Company. In February 1996, the Company's grant from the National Institute of Standards and Technology ("NIST") with respect to the development of Chinese character recognition technology expired. For the year ended December 31, 1996, the Company received an aggregate of $91,000 from this grant, representing approximately 3% of the Company's total revenues for 1996.

BACKLOG

    Backlog for the Company's products is subject to rescheduling and cancellation. As a result, the Company does not consider backlog to be a reliable indicator of future sales. The Company had backlog of $195,000 at December 31, 1996, no backlog at December 31, 1995 and backlog of approximately $11,000 at December 31, 1994. Backlog consists of orders placed for the Company's products by third-parties that have not been shipped as of December 31, 1996 due to third-party shipping and delivery requirements. All backlog as of December 31, 1996 has been shipped as of March 31, 1997.

COMPETITION

    The markets in which the Company competes are intensely competitive and have attracted a number of major companies already established in the personal computer and software industries. Certain competitors of the Company have substantially greater financial and other resources than that of the Company. The Company faces competition at a number of different levels. Certain competitors have developed or are developing complete pen-based hardware and software systems, while others have focused on different elements of such systems, such as character recognition technology, pen-based operating systems and environments, and pen-based applications. For example, Tandy Corporation and Sony Corporation currently offer pen-based portable computers incorporating handwriting recognition technology at various levels of sophistication, and Microsoft offers a handwriting recognition system and a pen-based operating environment. There can be no assurance that competitors will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies or that would render the Company's technologies or products obsolete or non-competitive. In addition, there can be no assurance that the companies with whom the Company establishes distribution, license, product development or other strategic relationships will not choose to market technologies and products that they develop internally or acquire from third parties. For example, Apple and IBM are developing internally or have licensed from third parties a number of technologies related to pen-based computing, NCR/ATT has developed its own pen-based operating environment, and NEC has developed its own character recognition technology and pen-based operating system.

    The Company believes that the principal competitive factors in the markets for pen-based computer products are the quality and reliability of character recognition technology, multilingual capabilities of character-based recognition technology, compatibility with a broad range of computer systems, name recognition, effective distribution channels, ease of use, software efficiency and the ability to sell to leading computer companies who may be predisposed to develop their own technology instead of licensing third-party technology. The markets for pen-based products are still emerging, and the Company is unable to determine which of these factors are the most important. The Company believes that it competes favorably with respect to these factors, although it is at a competitive disadvantage with respect to name recognition and distribution capability. There can be no assurance that the Company will be able to be competitive as the pen-based computing industry evolves, market demands change and the Company's competitors apply substantial resources toward the development of new products and technologies.

EMPLOYEES

    As of December 31, 1996, the Company employed 82 full-time employees and 2 part-time employees. From time to time, the Company also engages additional personnel on an as needed basis. The Company believes it has good relations with its employees.

FORWARD LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "may", "intends", "expects" and words of similar import, constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual Company results to differ materially from expectations. Such factors include the following: (1) technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business and competitive conditions in the software industry and technological innovations which could affect the Company's business; and (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K.

FOREIGN OPERATIONS

    For the years ended December 31, 1996, 1995 and 1994, the Company's export sales as a percentage of total revenues were approximately 7%, 6% and 15%, respectively. For further information regarding the Company's foreign operations, see the Notes to the Company's consolidated financial statements provided pursuant to Part II, Item 8 of this Annual Report, which are incorporated herein by reference.

ITEM 2. PROPERTIES

    The Company currently leases its principal facilities (the "Principal Offices"), consisting of approximately 9,000 square feet, in Redwood Shores, California, pursuant to a lease that expires in 2000. In addition, the Company recently signed a 17-month lease for an additional 3,000 square feet of space near the Principal Offices (the "Expansion Space") in order to accommodate additional personnel hired by the Company in the last three months in connection with its increased marketing activities. CIC Japan leases approximately 1,580 square feet of office space in Tokyo, Japan and the Joint Venture leases approximately 1,000 square feet in Nanjing, China. The Company anticipates that its existing lease will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its current facilities will be suitable for it to continue operations in the forseeable future.

ITEM 3. LEGAL PROCEEDINGS

    As of March 25, 1997, the Company was not a party to any legal proceeding which, if adversely determined, would have a material adverse effect on its business. In July 1994, the Company filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November 1994, the Plan was approved and confirmed and the Company emerged from bankruptcy. See "Item 1. Business--Background."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is currently listed on the Nasdaq SmallCap Market under the trading symbol "CICI." In September 1991, the Company's Common Stock was first listed on the Nasdaq SmallCap Market, and in June 1993 it was listed on the Nasdaq National Market. In July 1994 (during the Company's Chapter 11 reorganization proceedings), the Company's Common Stock was delisted for failure to meet Nasdaq's minimum price requirements. From July 1994 to July 1996, quotations concerning the Common Stock were reported on the OTC Bulletin Board. In July 1994, the Company's Common Stock was relisted on The Nasdaq SmallCap Market. The following table sets forth the high and low prices of the Common Stock for the periods noted, as reported on Nasdaq.

      YEAR                               PERIOD                                     HIGH                LOW
-----------  ---------------------------------------------------------------  -----------------  -----------------
      1994   First Quarter..................................................      $    3.06          $    2.25
             Second Quarter.................................................      $    2.50          $    0.69
             Third Quarter..................................................      $    .094          $    0.06
             Fourth Quarter.................................................      $    .091          $    0.44
      1995   First Quarter..................................................      $    1.28          $    0.38
             Second Quarter.................................................      $    0.78          $    0.50
             Third Quarter..................................................      $    1.93          $    0.53
             Fourth Quarter.................................................      $    2.94          $    1.63
      1996   First Quarter..................................................      $    4.00          $    2.62
             Second Quarter.................................................      $    6.81          $    4.18
             Third Quarter..................................................      $    4.87          $    2.81
             Fourth Quarter.................................................      $    3.00          $    2.18
      1997   First Quarter (through March 25, 1997).........................      $    3.87          $    1.81
                                                                                      -----              -----

    As of March 25, 1997, the closing sale price of the Common Stock on the The Nasdaq SmallCap Market was $2.00 per share and there were approximately 650 registered holders of the Common Stock.

    To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is in the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or prohibitions with respect to the payment of dividends (such as those related to the Convertible Preferred) and such other factors as the Board of Directors may deem relevant. At March 25, 1997, the Company had 450,000 shares of Convertible Preferred issued and outstanding. The Convertible Preferred entitles the holders thereof to receive cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually, when payable, whether or not declared. Dividends may be paid at the Company's option in cash or additional shares of Convertible Preferred (with each additional share valued at $25 per share). The Company has agreed with the holders of the Convertible Preferred that it would not declare dividends or make any distributions to holders of the Common Stock prior to the earlier of February 1998 (or later under certain circumstances) or the date on which all outstanding Convertible Preferred has been converted into shares of Common Stock. The Company is also required to pay any accrued and unpaid dividends on outstanding shares of Convertible Preferred before declaring or paying any dividends on any other class or series of stock, including the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below as of December 31, 1996, 1995, 1994, 1993 and 1992 and for each of the years in the five-year period ended December 31, 1996, are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, are included elsewhere in this Annual Report on Form 10-K. The selected financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Annual Report on Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1996       1995       1994       1993       1992
                                                                  ---------  ---------  ---------  ---------  ---------

                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues........................................................  $   2,887  $   2,314  $   3,599  $   2,595  $   4,070
Research and development expenses (1)...........................      1,756      1,355      2,062      3,380      2,682
Marketing expenses..............................................      3,282      2,613      4,936      4,278      3,681
General and administrative expenses.............................      2,037      1,717      2,395      1,921      1,664
Loss from operations............................................     (6,535)    (5,534)   (10,935)    (8,564)    (5,058)
Net loss........................................................     (6,356)    (5,595)   (11,048)    (8,299)    (5,114)
Net loss per common share.......................................      (0.15)     (0.16)     (0.53)     (0.44)     (0.32)

                                                                                   AS OF DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                    1996       1995       1994       1993       1992
                                                                  ---------  ---------  ---------  ---------  ---------

                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...............  $  11,325  $   7,459  $   4,088  $   5,305  $   2,811
Working capital (deficit) (2)...................................      8,284      3,763       (605)     1,907      1,308
Total assets....................................................     13,503      9,776      6,171     10,158      7,239
Deferred revenue................................................      2,006      2,570      2,754      2,681      1,634
Long-term obligation............................................         32        830      2,069        321        130
Redeemable securities(3)........................................      9,417     --         --         --         --
Common stockholders' equity (deficit) and convertible preferred
  stock(4)......................................................        (82)     4,010     (1,219)     4,689      3,515

------------------------

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

(2) Current liabilities used to calculate working capital at December 31, 1996, 1995, 1994, 1993, and 1992 include deferred revenue of $2,006,000,
    $2,570,000, $2,754,000, $2,681,000, and $1,634,000, respectively.

(3) Refer to Note 11 to the consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

(4) The Company has never paid dividends to the holders of its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    HISTORY. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. In July 1994, the Company filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization and the Company emerged from bankruptcy. For the five-year period ended December 31, 1996, these losses aggregated approximately $36.4 million and at December 31, 1996, the Company's accumulated deficit was approximately $54.3 million. See "Item 1. Business--History."

    REVENUE RECOGNITION. Revenue from product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment. License revenues are recognized when the software has been delivered and when all significant obligations have been met. Royalty revenues are recognized as products are licensed and sold by licensees. Under the terms of an agreement with IBM, the Company is obligated to share with IBM certain revenues from third parties when earned. Development contract revenue is generated primarily from system integration services, and research grants and joint development agreements with government agencies. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collectibility is probable and related costs have been incurred. There were no joint development agreements in 1996 and 1995. System integration revenue is generally recognized upon customer acceptance and fulfillment of all significant obligations under the contract.

    SOURCES OF REVENUES. To date, the Company's accounts receivable have been derived principally from revenues earned from end-users, manufacturers, retailers and distributors of computer products in North America, Europe, and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been insignificant and within management's expectations.

    SOFTWARE DEVELOPMENT COSTS. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. As of December 31, 1996 and 1995, such costs were insignificant.

    SIGNIFICANT CUSTOMERS. Two customers accounted for 11% and 10% of revenues in 1996, respectively. One customer accounted for 25% and 21% of revenues in 1995 and 1994, respectively.

    RESEARCH AND DEVELOPMENT. Research and development costs are charged to expense as incurred.

    FOREIGN CURRENCY TRANSLATION. The Company considers the functional currencies of CIC Japan and the Joint Venture to be the respective local currencies and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "cumulative foreign currency translation adjustment" in the Company's consolidated balance sheets accompanying this Annual Report on Form 10-K. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period.

    Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations accompanying this Annual Report on Form 10-K. The Company recorded net foreign currency transaction gains of $59,000, $53,000 and $147,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    RESEARCH GRANT. In November 1993, CIC received a two-year grant under the Advanced Technology Program sponsored by the National Institute of Standards and Technology. The amount of the first and second year awards were $810,000 and $670,000, respectively. The Company recognized $91,000, $590,000 and $746,000 as development contracts revenue under this grant for the years ended December 31, 1996, 1995 and 1994, respectively.

    NET OPERATING LOSS CARRYFORWARDS. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets of $16,170,000 based upon the Company's history of losses.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    REVENUES. The Company's revenues are derived from product sales, license and royalty revenues and development contracts. The Company's product sales for the year ended December 31, 1996 increased by 30% to $1,591,000 from $1,220,000 for the prior year. The increase was due to increased sales with respect to the hardware and software components involved in the system integration activities of the Joint Venture ($1,273,000 for 1996 compared to $571,000 for 1995), offset by reductions in sales of the Company's Handwriter-Registered Trademark- product in 1996 as compared to the prior year. This decline in Handwriter-Registered Trademark- product revenue resulted from the Company's decision to reduce its sales through distributor and catalog resellers and place increased focus on the retail market, however, significant increases in retail sales did not materialize in 1996. In January 1997, CompUSA began offering the Company's Handwriter-Registered Trademark- products nationwide in all of its over 122 stores. The Company's Handwriter-Registered Trademark- Products are also offered at CompUSA's website. There can be no assurance, however, that the Company will be successful in selling its products in the retail market.

    Revenues from license and royalty fees for the year ended December 31, 1996 increased by 244% to $816,000 from $237,000 for the prior year. The increase was primarily attributable to the recognition of approximately $412,000 of previously deferred royalty revenues that were recognized on agreements for which the Company has no further obligations to deliver additional software or services and increased shipment volumes reported by two of the Company's licensees.

    Revenues from development contracts for the year ended December 31, 1996 decreased by 44% to $480,000 from $857,000 for the prior year. Revenues from development contracts are primarily attributable to grants received from the National Institute of Standards and Technology ("NIST") and The National Science Foundation ("NSF"). Grant revenues declined by 60% to $256,000 for 1996 from $653,000 for 1995. The decline in grant revenues resulted from the expiration in 1996 of a grant received from NIST in January 1995. The Company has historically pursued contract revenues as part of its business strategy, and at least in the short term, expects to continue to do so.

    COST OF SALES. Cost of sales is comprised of costs from product sales, licensing, royalty and other costs and development contracts. Cost of product sales in 1996 consists primarily of cost of materials, approximately $1,223,000 of which for 1996 related to the hardware and software components involved in the system integration activities of the Joint Venture and the remainder of which related to material costs of the Company's
Handwriter-Registered Trademark- product sales. The decrease in the gross margin on product sales to 5% in 1996 from 22% in 1995 resulted from a shift in the mix of product sales to lower margin systems integration activities of the Joint Venture, which comprised 75% of total product revenues in 1996 as compared to 37% in the prior year. License, royalties and other costs, which include procurement, warehousing, and related personnel in connection with the sales of the Company's products, increased by approximately $139,000 to $376,000 for 1996 from $237,000 for 1995 and were offset by a reduction in the amortization of capitalized software development costs of $59,000 for 1996 as compared to the prior year. This increase in other costs related primarily to additional personnel costs in connection with the launch of the Company's Handwriter-Registered Trademark- for Windows-Registered Trademark- product in the retail market in the first quarter of 1997. Costs incurred in connection with development contract revenue are expensed as incurred and decreased 56% in 1996 as compared to the prior year, commensurate with the reduction in contract development revenues in the same period.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 30% to $1,756,000 for the year ended December 31, 1996 from $1,355,000 for the prior year. This increase was primarily attributable to continued in-house development of the Chinese character recognition system, the research and development of which was funded through the NIST grant in 1995 and consequently was included as a component of cost of development contracts in that period. Research and development staff and related costs in 1996 were consistent with staff and related costs incurred in 1995. The Company did not capitalize any software development costs in 1996 compared to $20,000 of software development costs capitalized in 1995.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 26% to $3,282,000 for the year ended December 31, 1996 as compared to $2,613,000 for the prior year. This increase was primarily due to increases in staffing, travel and related costs of approximately $338,000 and $167,000, respectively. These increases were the result of an increase in sales personnel and travel expenses in anticipation of the Company's entrance into the retail market. The increase in other selling expenses, including facilities expenses and facilities-related costs, of $117,000 in 1996 as compared to the prior year were attributable primarily to the increases in staffing. The remaining increase of $47,000 in 1996 as compared to the prior year related primarily to an increase in sales consulting expenses offset in part by a decrease in catalog advertising, resulting from the Company's current focus on the retail market in 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19% to $2,037,000 for the year ended December 31, 1996 as compared to $1,717,000 for the prior year. This increase resulted largely from increased consulting and stockholder-related costs in 1996 as compared to 1995. The increase in consulting costs of $73,000 over the prior year resulted from financial advisory services rendered by a director of the Company in 1996. The increase in stockholder-related costs of $93,000 in 1996 as compared to the prior year resulted from additional costs incurred in 1996 with respect to SEC and Nasdaq filing fees, proxy services and preparation of the Company's annual report to stockholders. The remaining increase in general and administrative expenses of $154,000 in 1996 as compared to 1995 resulted primarily from increased premiums on directors and officers liability insurance, and personnel and personnel-related costs.

    INTEREST INCOME AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net for 1996 increased to $278,000 of income in 1996 compared to $203,000 of income in the prior year. This increase is primarily due to interest income earned on the Company's cash and short-term investments.

    INTEREST EXPENSE. Interest expense for 1996 decreased to $99,000 compared to $264,000 in the prior year. This decrease is the result of reduced interest expenses associated with the reduction of pre-petition liabilities and short-term debt during 1995.

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

    REVENUES. Product sales decreased 55% to $1,220,000 in 1995 from $2,710,000 in the prior year. The decline in sales was due to an increase in selling price as the Company prepared to sell its U.S. products through distributors and computer resellers and the reduction in advertising and marketing efforts brought about by the severe cash constraints experienced by the Company during 1994. The Company began shipping the Handwriter-Registered Trademark- for Windows-Registered Trademark- in late 1993 and the MacHandwriter-Registered Trademark- in the first quarter of 1994. Since the second quarter of 1994, the Company has concentrated its sales efforts on distributors and catalog resellers.

    Revenues from license and royalty fees for 1995 increased to $237,000 from $61,000 in the prior year. The increase was primarily the result of increased shipment volumes reported by two of the Company's licensees. Revenues from development contracts for 1995 increased to $857,000 from $828,000 in the prior year. Contract revenues were primarily attributable to a grant awarded by NIST in December 1993 to supplement development of a recognition system for the Chinese language. This grant expired in January 1996.

    COST OF SALES. Cost of sales is comprised of the costs of materials, procurement, warehousing, and related personnel in connection with the sales of the Company's products as well as costs of development contract revenue and the amortization of capitalized software development costs. Costs incurred in connection with development contract revenue are expensed as incurred. Cost of sales decreased by 58% to $2,163,000 for the year ended December 31, 1995 as compared to $5,141,000 for 1994. This decrease was attributable to a decrease in product sales and a decrease in amortization of software development costs, including amounts written down to net realizable value (from $1,653,000 in 1994 to $157,000 in 1995). In addition, during 1994 the Company wrote-off approximately $550,000 of MacHandwriter-Registered Trademark- II inventory (CIC's Japanese language product). No such write off occurred during 1995.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased in 1995 by 34% to $1,355,000 from $2,062,000 in 1994. This decrease was primarily attributable to decreases in the Company's research and development staff and related costs commencing in the second quarter of 1994. The Company capitalized $20,000 of software development costs in 1995 as compared to $436,000 in the prior year. The continuing effect of reductions in personnel and product development efforts in 1994 accounted for the decline in research and development expenses and software capitalization during 1995.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 47% to $2,613,000 for the year ended December 31, 1995 as compared to $4,936,000 for the prior year. This decrease was primarily due to reductions in staffing and related costs and promotional expenses incurred in the launch of Handwriter-Registered Trademark- for Windows-Registered Trademark- and MacHandwriter-Registered Trademark- during the first and second quarters of 1994.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 28% to $1,717,000 for the year ended December 31, 1995 as compared to $2,395,000 for the prior year. This decrease was primarily attributable to the continuing effect of reductions in personnel and other costs in 1994.

    INTEREST INCOME AND OTHER INCOME (EXPENSE) NET. Interest income and other income (expense), net increased to $203,000 of income for the year ended December 31, 1995 compared to a net expense of $38,000 for the prior year. This increase was primarily due to interest income earned on the Company's cash, cash equivalents and short term investments.

    INTEREST EXPENSE. Interest expense increased to $264,000 compared to $75,000 for the prior year. This increase was the result of interest expenses associated with the pre-petition liabilities and increased short-term debt in 1995 as compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at December 31, 1996 totaled $10,573,000 compared to cash and cash equivalents of $5,924,000 at December 31, 1995. This increase was primarily attributable to $11,578,000 provided by financing activities and $425,000 provided by investing activities in 1996, offset by $7,363,000 used in operations. In 1996, the effect of exchange rate changes on cash was immaterial.

    At December 31, 1996, current liabilities, which include deferred revenue, were $4,136,000. Deferred revenue, totaling $2,006,000 at December 31, 1996, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped or when no significant obligation to provide additional software or services exists. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees. Under the terms of the Company's agreement with IBM, the Company is obligated to share certain royalties from third parties with IBM when earned.

    As of December 31, 1996, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $11,325,000. The Company believes that the above-mentioned funds, are adequate to meet projected working capital and other cash requirements for the next twelve months.

JOINT VENTURE IN PEOPLE'S REPUBLIC OF CHINA

    In 1993, the Company formed the Joint Venture with The Ministry of Electronic Industries of the Jiangsu Province (the "Ministry"), a provincial agency of the People's Republic of China. The Joint Venture is 79%-owned by the Company. Under the provisions of the joint venture agreement, the Company may be required to contribute up to $5.4 million in cash to the Joint Venture and is required to provide it with nonexclusive licenses to technologies and certain distribution rights. The Ministry is required to contribute certain land use rights and provide other services to the Joint Venture. As of December 31, 1996, the Company had contributed an aggregate of $900,000 in cash to the Joint Venture and provided it with nonexclusive licenses to technology and certain distribution rights and the Ministry had contributed certain land use rights. The Company believes that any future cash contributions it may be required to make to the Joint Venture will be paid from its working capital or proceeds received from additional financings, if any. There can be no assurance that the Company will be able to fund the balance of any required cash contributions to the Joint Venture, that the Joint Venture will be successful in developing or selling integrated computer systems or other Company products to the Chinese market or that the Company will realize any significant benefits from its contributions to the Joint Venture.

    1994 FINANCING. During the bankruptcy proceedings, in September and October 1994, the Company received $1.0 million through the issuance, to one investor (the "Investor") of two secured convertible notes (the "Notes") in the aggregate principal amount of $1,000,000 (due in March 1994 and October 1994) and warrants to purchase 2,000,000 shares of Common Stock, with an exercise price of $0.50 per share. In October 1994, in connection with the Company's Plan of Reorganization, the Company also entered into a standby stock purchase agreement (the "Standby Purchase Agreement") with the Investor, pursuant to which the Investor or his assignee (the "Standby Purchaser") agreed to purchase up to 10.0 million shares of Common Stock at a purchase price of $0.50 per share, which maximum number was decreased by the number of shares purchased by the Company's shareholders pursuant to the exercise of warrants they received pursuant to the Plan. In December 1994, the Standby Purchaser purchased 6,050,357 shares of Common stock pursuant to the Standby Purchase Agreement and the Company received approximately $2.0 million in cash (the balance being paid through the conversion by the Standby Purchaser of the Notes). In December 1994, the Company issued 500,000 shares of Common Stock to the Standby Purchaser under the terms of the Standby Purchase Agreement.

    NOVEMBER 1995 AND JUNE 1996 EQUITY FINANCINGS. In November 1995, the Company completed a private placement of 5,500,000 shares of Common Stock at a price of $2.00 per share, subject to certain adjustments, and received net proceeds of approximately $10.3 million. In June 1996, the Company completed a private placement of 600,000 shares of Common Stock, at a price of $4.50 per share, and received net cash proceeds of approximately $2.4 million. In connection with the June 1996 private placement, the Company also agreed to issue to the purchasers additional shares of Common Stock (the "Extra Shares") if the average of the daily closing prices of the Common Stock for the twenty business days prior to two business days before the "effective date" (as defined in the private placement agreement) was less than $4.50 per share.

    In connection with the private placements, the Company agreed to register the shares of Common Stock issued and any shares of Common Stock issuable pursuant to price protection provisions or the exercise of warrants issued to the placement agent or its designees. In December 1996, the Company's Registration Statement on Form S-3 (which included the registration of 6,967,500 shares of Common Stock for the account of the purchasers of Common Stock in the December 1995 and June 1996 private placements, 196,000 Extra Shares issued (for no additional consideration) to purchasers who did not purchase shares of Convertible Preferred with shares of Common Stock, and the shares issuable upon exercise of warrants issued to the placement agent or its designee) was declared effective by the Securities and Exchange Commission (the "1996 Registration Statement").

    CONVERTIBLE PREFERRED FINANCING. In December 1996, the Company completed a private placement of 450,000 shares of Convertible Preferred at $25.00 per share for $11,250,000. In connection with the transaction, the Company received $9,495,000 in cash and accepted for exchange, in lieu of cash, 390,000 shares of Common Stock for 70,200 shares of Convertible Preferred. Each share of Convertible Preferred is convertible by the holder into shares of Common Stock at any time beginning July 1, 1997, or earlier in the event of a change in control transaction, pursuant to a conversion formula based upon a discount from the effective market price of the Common Stock. In addition, all outstanding shares of Convertible Preferred will automatically convert into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions, or later under certain circumstances. There is no limitation on the number of shares of Common Stock that the Company may be required to issue in connection with the Convertible Preferred.

    The exact number of shares of Common Stock issuable upon conversion of all of the Convertible Preferred cannot currently be determined but, generally, such issuances of Common Stock will vary inversely with the market price of the Common Stock. On March 25, 1997, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $2.00 per share. If the effective market price of the Common Stock on March 25, 1997 of $1.92 per share (as determined pursuant to the terms of the Convertible Preferred) were used to determine the number of shares of Common Stock issuable as of the first date on which the Convertible Preferred may be converted, the Company would be obligated to issue a total of approximately 6,840,097 shares of Common Stock assuming all such shares were converted at such time. To the extent the effective market price per share of the Common Stock is lower or higher than $1.92 as of any date on which shares of Convertible Preferred are converted, the Company would issue more or less shares of Common Stock than reflected in such estimate, and such difference could be material.

    RESTRICTIONS IN INVESTOR AGREEMENT. In connection with the private placement in December 1996, the Company entered into an investor agreement with the purchasers of the Convertible Preferred (the "Investor Agreement"). Subject to certain exceptions, until the Restrictive Covenant Termination Date (as defined below), the Investor Agreement prohibits or restricts the Company from, among other things, declaring or paying dividends or making distributions to holders of the Common Stock, repurchasing any Common Stock or other equity junior or on parity with the Convertible Preferred, authorizing or issuing other equity securities senior to the Convertible Preferred and incurring indebtedness other than for trade payables or a working capital facility not exceeding $10 million. In addition, until the Restrictive Covenant Termination Date, the Company is prohibited from offering or selling debt, shares of Common Stock or other equity securities (including convertible securities) other than in a bona-fide underwritten public offering, or from obtaining any financing from a third party, unless such transaction has been first offered to the holders of the Convertible Preferred. The term "Restrictive Covenant Termination Date" means, generally, the date which is the earlier of (a) January 31, 1998 or (b) the date on which all of the Convertible Preferred has been converted.

    REGISTRATION RIGHTS; DEFAULT PAYMENTS. In connection with the Company's December 1996 private placement, the Company entered into a registration rights agreement with the holders of the Convertible Preferred (the "Registration Rights Agreement") pursuant to which the Company agreed to file a Registration Statement on Form S-3 relating to the shares of Common Stock issuable upon conversion of the Convertible Preferred by filing a registration statement on Form S-3 by March 31, 1997 (the "1997 Registration Statement") and to use its best efforts to cause the 1997 Registration Statement to be declared effective by June 29, 1997 (the "Declaration Date"). In the event the 1997 Registration Statement is not declared effective by the Declaration Date, the Company has agreed to pay to each holder of Convertible Preferred a default payment in cash (the "Default Payment") in an amount equal to 3% of the liquidation preference for the Convertible Preferred held for any part of each 30-day period subsequent to the Declaration Date until the 1997 Registration Statement is declared effective. The Company has also agreed to make a similar Default Payment to the holders of Convertible Preferred in the event that (i) the Company fails, refuses or is unable to cause the securities covered by the 1997 Registration Statement to be listed on the exchange on which the Common Stock is then traded,
(ii) any holder's ability to sell the securities covered by the 1997 Registration Statement is suspended for more than 60 days in the aggregate, or at any time during the months of December 1997 or January 1998, or (iii) the Company does not have a sufficient number of shares of Common Stock available to effect conversion of the Convertible Preferred. The Default Payments must be made each month until the condition or event causing the payment to be made no longer exists.

    On March 31, 1997, the Company filed the 1997 Registration Statement with the Commission registering for sale by the selling securityholders listed therein 7,477,597 shares of Common Stock.

    DIVIDENDS. The Convertible Preferred entitles the holders thereof to receive cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually, when payable, whether or not declared. Dividends may be paid at the Company's option in cash or additional shares of Convertible Preferred.

    WAIVER; ADDITIONAL WARRANT ISSUANCE. In March 1997, the Company and all of the holders of the Convertible Preferred executed a waiver (the "Waiver") in connection with the Company's obligations to comply with redemption provisions contained in the Registration Rights Agreement. Pursuant to the Waiver, each holder of the Convertible Preferred irrevocably waived the Company's obligations to comply with provisions in the Registration Rights Agreement which would have obligated the Company to redeem the Convertible Preferred (or shares of Common Stock issuable upon conversion of, or otherwise in respect to, the Convertible Preferred) and, in consideration therefor, the Company (a) issued to the holders (on a pro rata basis) in accordance with the terms thereof, Warrants to purchase 300,000 shares of Common Stock (subject to adjustments), with an exercise price of $2.00 per share, (b) waived its rights to request that the holders of the Convertible Preferred receive any Default Payments in additional shares of Convertible Preferred and (c) agreed that the holders of Convertible Preferred may convert their shares into shares of Common Stock at approximately 72% of the effective market price of the Common Stock in the event a change in control transaction occurs prior to February 1998, or later under certain circumstances. As a result of the Waiver, the shares of Convertible Preferred which were classified as redeemable securities at December 31, 1996 will be reclassified as convertible preferred stock at March 31, 1997 and, as such, will be included in stockholders' equity at March 31, 1997.

    The following table sets forth the pro forma stockholders' equity at December 31, 1996, adjusted to reflect the reclassification of the Convertible Preferred and the issuance of the related warrants:

                                                                               HISTORICAL   ADJUSTMENTS   PRO FORMA
                                                                               -----------  -----------  -----------
Redeemable convertible preferred stock.......................................   $   9,417    $  (9,417)   $  --
                                                                               -----------  -----------  -----------
Stockholders' equity (deficit)
  Convertible preferred stock................................................      --                5            5
  Common stock...............................................................         419       --              419
  Additional paid-in capital.................................................      54,015        9,896       63,911
  Accumulated deficit........................................................     (54,347)        (484)     (54,831)
  Cumulative foreign currency translation adjustment.........................        (169)      --             (169)
                                                                               -----------  -----------  -----------
Total stockholders' equity (deficit).........................................   $     (82)   $   9,417    $   9,335
                                                                               -----------  -----------  -----------
                                                                               -----------  -----------  -----------

    VOLATILITY OF STOCK PRICE. The Company's future earnings and stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including at times severe price changes that are unrelated or disproportional to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuation in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

    OPERATING LEASE COMMITMENTS. The Company leases facilities in the United States, Japan and China. The Company's rental expense for the year ended December 31, 1996 was approximately $346,000. Future minimum lease payments under noncancelable operating leases are expected to be approximately $362,000, $275,000, $221,000 and $191,000 for the years ending December 31, 1997, 1998,
1999, and 2000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's audited consolidated financial statements for the years ended December 31, 1996, 1995 and 1994, are set forth at the end of this Annual Report on Form 10-K and begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On August 2, 1996, the Company received a letter from KPMG Peat Marwick LLP ("Peat Marwick") stating that it was resigning as auditor of the Company. Peat Marwick advised the Company that it was resigning as the Company's auditor following discussions between Peat Marwick and the Staff of the Securities and Exchange Commission regarding the independence of Peat Marwick in light of the consulting services provided to the Company at that time by KPMG BayMark Capital LLC.

    In connection with the audit conducted in respect of the year ended December 31, 1995, and during subsequent periods through August 2, 1996, there were no disagreements between the Company and Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. In addition, the audit report of Peat Marwick on the consolidated financial statements of the Company as of and for the year ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

    On August 14, 1996, the Company retained Price Waterhouse LLP ("PW") as the Company's independent accountants to audit the Company's financial statements. During the two years ended December 31, 1995 and during the subsequent period ended August 14, 1996, neither the Company nor anyone on its behalf consulted PW regarding (i) the application of accounting principles to any transaction, either completed or proposed, or (ii) the type of audit opinion that might be rendered by PW on the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this Item is incorporated by reference to the Company's definitive Proxy Statement dated to be delivered to the Company's Stockholders in connection with its Annual Meeting of Stockholders expected to be held on May 19, 1997. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement to be delivered to the Company's stockholders in connection with its Annual Meeting of Stockholders expected to be held on May 19, 1997. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement to be delivered to the Company's stockholders in connection with its Annual Meeting of Stockholders expected to be held on May 19, 1997. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement to be delivered to the Company's stockholders in connection with its Annual Meeting of Stockholders expected to be held on May 19, 1997. Such information is incorporated herein by reference.

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                       ---------
  (a) (1)  Financial Statements
           Report of Price Waterhouse LLP, Independent Accountants...................................        F-2
           Report of Ernst & Young LLP, Independent Auditors.........................................        F-3
           Consolidated Balance Sheets at December 31, 1996 and 1995.................................        F-4
           Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and
           1994......................................................................................        F-5
           Consolidated Statements of Changes in Common Stockholders' Equity (Deficit) and
           Convertible Preferred Stock for the years ended December 31, 1996, 1995 and 1994..........        F-6
           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
           1994......................................................................................        F-7
           Notes to Consolidated Financial Statements................................................        F-8

  (a) (2)  Financial Statement Schedule
           Schedule II--Valuation and Qualifying Accounts and Reserves...............................        S-1

    All other schedules are omitted since the required information is not present or is not present in amounts to require submission of the schedule or because the information required is included in the Company's Consolidated Financial Statements and notes thereto.

    (b) Reports on Form 8-K

    On January 6, 1997, the Company filed a Form 8-K (dated December 31, 1996) reporting the consummation of a private placement of 450,000 shares of 5% Cumulative Convertible Preferred Stock.

    (c) Exhibits

 EXHIBIT
 NUMBER                                                DOCUMENT
---------  ------------------------------------------------------------------------------------------------

     2.0   Second Amended Plan of Reorganization of the Company, incorporated herein by reference to the
           Company's Form 8-K filed October 24, 1994.

     2.1   Orderly Liquidation Valuation, Exhibit F to the Second Amended Plan of Reorganization,
           incorporated herein by reference to the Company's Form 8-K filed October 19, 1994.

     2.2   Order Confirming Plan of Reorganization, incorporated herein by reference to the Company's Form
           8-K filed November 14, 1994.

     3.1   Certificate of Incorporation of the Company, as amended, incorporated herein by reference to
           Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No.
           0-19301).

     3.2   Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common
           Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No.
           0-19301).

     3.3   By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit
           3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).

     4.1   1984 Stock Option Plan of the Company, as amended and restated as of October 15, 1987 and as amended by resolutions of the stockholders of the Company passed on August 15, 1989 and October
           8, 1990 to increase the aggregate shares covered thereby to 1,000,000, incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).

     4.2   Form of Stock Option Grant under 1984 Stock Option Plan, incorporated herein by reference to
           Exhibit 4.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).

     4.3   1991 Stock Option Plan of the Company, incorporated herein by reference to Exhibit 4.5 of the
           Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).

     4.4   1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.6 of the
           Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).

     4.5   Form of Incentive Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.7 of the Company's Form S-1 dated December 23, 1991 (Registration No.
           33-43879).

     4.6   Form of Non-Qualified Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.8 of the Company's Form S-1 dated December 23, 1991 (Registration No.
           33-43879).

     4.7   Form of Stock Option Grant under 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.9 of the Company's Form S-1 dated December 23, 1991 (Registration No.
           33-43879).

 EXHIBIT
 NUMBER                                                DOCUMENT
---------  ------------------------------------------------------------------------------------------------
     4.8   1994 Stock Option Plan, incorporated herein by reference to Exhibit G of the Company's Second
           Amended Disclosure Statement filed on Form 8-K dated October 19, 1994 and approved by shareholders on November 14, 1994.

   **4.9   Form of Warrant of the Company dated March 28, 1997 issued in connection with the Waiver by and among the Company and the signatories thereto.

    10.1   License Agreement effective July 1, 1990 between the Company and NCR GmbH, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No.
           0-19301).

    10.2   Description of Termination Agreement with James Dao, incorporated herein by reference to Exhibit
           10.11 to the Company's Registration Statement on Form 10 (File No. 0-19301).

    10.3   License Agreement dated October 1, 1991 between the Company and Samsung Electronics Co., Ltd., incorporated herein by reference to Exhibit 10.9 of the Company's Form S-1 dated December 23,
           1991 (Registration No. 33-43879).

   +10.4   License Agreement dated June 16, 1992 between the Company and NEC Corporation, incorporated herein by reference to Exhibit 10.12 of the Company's 1992 Form 10-K (File No. 0-19301)

   +10.5   Licensing and Development Agreement for Use and Marketing of Program Materials dated September
           25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)

   +10.6   OEM License Agreement dated December 15, 1992 between the Company and Seiko-Epson Corporation, incorporated herein by reference to Exhibit 10.14 of the Company's 1992 Form 10-K (File No.
           0-19301)

   *10.7   OEM Agreement dated August 13, 1993 between CalComp, Inc. and the Company, incorporated herein by reference to Exhibit 10.13 of the Company's 1993 Form 10-K (File No. 0-19301)

    10.8   Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to Exhibit 10.13 of the Company's 1994 Form 10-K (File No.
           0-19301)

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

    10.12  Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.

 EXHIBIT
 NUMBER                                                DOCUMENT
---------  ------------------------------------------------------------------------------------------------
    10.13  Form of Registration Rights Agreement between the Company and Libra Investments, Inc., dated
           November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated
           November 28, 1995.

    10.14  Form of Subscription Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated June 27, 1996.

    10.15  Form of Registration Rights Agreement between the Company and various investors, dated June 13,
           1996, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated June 27,
           1996.

    10.16  Form of Preferred Stock Investment Agreement, dated as of December 31, 1996, between the Company and the investors listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated December 31, 1996.

    10.17  Form of Registration Rights Agreement between the Company and the Investors Listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated December
           31, 1996.

    10.18  Form of Certificate of Designation of the Company with respect to the 5%Cumulative Convertible
           Preferred Stock, incorporated herein by reference to Exhibit 3 of the Company's Form 8-K dated
           December 31, 1996.

  **10.19  Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto.

  **21.1   Schedule of Subsidiaries.

  **23.1   Consent of Price Waterhouse LLP, Independent Accountants.

  **23.2   Consent of Ernst & Young LLP, Independent Auditors.

  **27.1   Financial Data Schedule.

------------------------

+ Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 29, 1993, filed pursuant to the Securities Exchange Act of 1934.

* Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 30, 1994, filed pursuant to the Securities Exchange Act of 1934.

**  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, State of California, on March 28, 1997.

                                COMMUNICATION INTELLIGENCE CORPORATION

                                By:             /s/ FRANCIS V. DANE
                                     -----------------------------------------
                                                  Francis V. Dane
                                             Vice President, Secretary
                                                   and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 1997.

          SIGNATURE                        TITLE
------------------------------  ---------------------------

  /s/ GEORGE P. CLAYSON III     Director
------------------------------
    George P. Clayson III

                                Vice President, Secretary
     /s/ FRANCIS V. DANE          and Treasurer (Principal
------------------------------    Financial and Accounting
       Francis V. Dane            Officer)

                                Chairman of the Board and
        /s/ JAMES DAO             Chief Executive Officer
------------------------------    (Principal Executive
          James Dao               Officer)

   /s/ L. MICHAEL MCFARLAND     Director
------------------------------
     L. Michael McFarland

    /s/ PHILIP S. SASSOWER      Director
------------------------------
      Philip S. Sassower

    /s/ DONALD R. SCHEUCH       Director
------------------------------
      Donald R. Scheuch

      /s/ CHIEN BOR SUNG        Director
------------------------------
        Chien Bor Sung

                       CONSOLIDATED FINANCIAL STATEMENTS

                     COMMUNICATION INTELLIGENCE CORPORATION

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of
Communication Intelligence Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in common stockholders' equity (deficit) and convertible preferred stock, and of cash flows present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
February 20, 1997, except as to Note 11, which is as of March 28, 1997

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Communication Intelligence Corporation:

We have audited the consolidated balance sheet of Communication Intelligence Corporation as of December 31, 1994 (not presented herein), and the accompanying related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communication Intelligence Corporation at December 31, 1994, and the consolidated results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The consolidated financial statements for the year ended December 31, 1994 have been prepared assuming that Communication Intelligence Corporation will continue as a going concern. The Company has incurred recurring operating losses and has a net capital deficiency. In addition, between July 18 and November 14, 1994, the Company conducted its operations under the protection of Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                             ERNST & YOUNG LLP

Palo Alto, California
February 28, 1995

                     COMMUNICATION INTELLIGENCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1996       1995
                                                                                             ----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents................................................................  $   10,573  $   5,924
  Short-term investments...................................................................         752      1,535
  Note receivable from officer.............................................................      --            210
  Accounts receivable, net of allowance of $85 and $76 in 1996 and 1995, respectively......         376        381
  Inventories..............................................................................         529        249
  Prepaid expenses and other current assets................................................         190        400
                                                                                             ----------  ---------

Total current assets.......................................................................      12,420      8,699

Note receivable from officer...............................................................         210         --
Property and equipment, net................................................................         537        336
Other assets...............................................................................         336        741
                                                                                             ----------  ---------
  Total assets.............................................................................  $   13,503  $   9,776
                                                                                             ----------  ---------
                                                                                             ----------  ---------
LIABILITIES, REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt..........................................................................  $   --      $      30
  Accounts payable.........................................................................         367        437
  Pre-petition liabilities--current........................................................         878        822
  Accrued compensation.....................................................................         339        282
  Other accrued liabilities................................................................         546        795
  Deferred revenue.........................................................................       2,006      2,570
                                                                                             ----------  ---------
Total current liabilities..................................................................       4,136      4,936
                                                                                             ----------  ---------
Pre-petition liabilities--noncurrent.......................................................      --            822
Other liabilities..........................................................................          32          8

Redeemable convertible preferred stock, $.01 par value; 600 shares authorized; 450 shares
  issued and outstanding in 1996 (Notes 5 and 11)..........................................       9,417     --
Preferred stock, $.01 par value, 9,400 shares authorized; none issued and outstanding......      --         --
Common stock, $.01 par value; 80,000 shares authorized; 41,901 and 39,992 shares issued and
  outstanding in 1996 and 1995, respectively...............................................         419        400
Additional paid-in capital.................................................................      54,015     51,687
Accumulated deficit........................................................................     (54,347)   (47,991)
Cumulative foreign currency translation adjustment.........................................        (169)       (86)
Commitments (Note 7)
                                                                                             ----------  ---------
  Total liabilities, redeemable securities and common stockholders' equity (Notes 5 and
    11)....................................................................................  $   13,503  $   9,776
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996       1995        1994
                                                                                   ---------  ---------  ----------
Revenues:
  Product........................................................................  $   1,591  $   1,220  $    2,710
  License and royalty............................................................        816        237          61
  Development contracts..........................................................        480        857         828
                                                                                   ---------  ---------  ----------
                                                                                       2,887      2,314       3,599
Operating costs and expenses:
  Cost of sales
    Product......................................................................      1,518        957       2,413
    License, royalty and other costs.............................................        474        394       1,948
    Development contracts........................................................        355        812         780
  Research and development.......................................................      1,756      1,355       2,062
  Sales and marketing............................................................      3,282      2,613       4,936
  General and administrative.....................................................      2,037      1,717       2,395
                                                                                   ---------  ---------  ----------
                                                                                       9,422      7,848      14,534
                                                                                   ---------  ---------  ----------
Loss from operations.............................................................     (6,535)    (5,534)    (10,935)

Interest income and other income (expense), net..................................        278        203         (38)
Interest expense.................................................................        (99)      (264)        (75)
                                                                                   ---------  ---------  ----------
Net loss.........................................................................  $  (6,356) $  (5,595) $  (11,048)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
Net loss per common share........................................................  $   (0.15) $   (0.16) $    (0.53)
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------
Weighted average common shares...................................................     41,265     34,621      20,746
                                                                                   ---------  ---------  ----------
                                                                                   ---------  ---------  ----------

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION
  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                        AND CONVERTIBLE PREFERRED STOCK
                                 (IN THOUSANDS)

                                                                                                                NOTES
                                                    CONVERTIBLE                 ADDITIONAL                   RECEIVABLE
                                                     PREFERRED       COMMON       PAID-IN    ACCUMULATED        FROM
                                                       STOCK          STOCK       CAPITAL      DEFICIT      STOCKHOLDERS
                                                  ---------------  -----------  -----------  ------------  ---------------
Balances as of December 31, 1993................     $      30      $     201    $  35,928    $  (31,348)     $     (56)
  Exercise of options for 75 shares of common
    stock.......................................        --                  1           33        --             --
  Conversion of note payable to employee into 35
    shares of common stock......................        --             --              154        --             --
  Exchange of preferred stock for common
    stock*......................................           (30)            30       --            --             --
  Issuance of 10,520 shares of common stock in
    connection with warrant offering and private
    placement, net of issuance costs of $86*....        --                105        4,819        --             --
  Return of 21 shares of common stock and
    cancellation of note receivable.............        --             --              (56)       --                 56
  Foreign currency translation adjustment.......        --             --           --            --             --
  Net loss......................................        --             --           --           (11,048)        --
                                                           ---          -----   -----------  ------------           ---
Balances as of December 31, 1994................        --                337       40,878       (42,396)        --
  Exercise of options for 654 shares of common
    stock.......................................        --                  6          288        --             --
  Issuance of 5,500 shares of common stock to
    investors for cash, net of issuance costs of
    $185........................................        --                 55       10,285        --             --
  Issuance of 217 shares of common stock to
    vendor for pre-petition liabilities.........        --                  2          186        --             --
  Issuance of warrants to purchase 1,563 shares
    of common stock in connection with the
    bridge loan.................................        --             --               50        --             --
  Foreign currency translation adjustment.......        --             --           --            --             --
  Net loss......................................        --             --           --            (5,595)        --
                                                           ---          -----   -----------  ------------           ---
Balances as of December 31, 1995................        --                400       51,687       (47,991)        --
  Exercise of options for 1,403 shares of common
    stock.......................................        --                 14          664        --             --
  Exercise of warrants for 100 shares of common
    stock.......................................        --                  1           49        --             --
  Issuance of 796 shares of common stock to
    investors for cash, net of issuance costs of
    $292........................................        --                  8        2,400        --             --
  Exchange of 390 shares of common stock for 70
    shares of redeemable convertible preferred
    stock.......................................        --                 (4)      (1,751)       --             --
  Issuance of warrants to purchase common stock
    in connection with the June and December
    Private Placements..........................        --             --              844        --             --
  Issuance of 100 options to consultants for
    services....................................        --             --              122        --             --
  Foreign currency translation adjustment.......        --             --           --            --             --
  Net loss......................................        --             --           --            (6,356)        --
                                                           ---          -----   -----------  ------------           ---
Balances as of December 31, 1996................     $  --          $     419    $  54,015    $  (54,347)     $  --
                                                           ---          -----   -----------  ------------           ---
                                                           ---          -----   -----------  ------------           ---

                                                    CUMULATIVE
                                                      FOREIGN
                                                     CURRENCY
                                                    TRANSLATION
                                                    ADJUSTMENT
                                                  ---------------
Balances as of December 31, 1993................     $     (66)
  Exercise of options for 75 shares of common
    stock.......................................        --
  Conversion of note payable to employee into 35
    shares of common stock......................        --
  Exchange of preferred stock for common
    stock*......................................        --
  Issuance of 10,520 shares of common stock in
    connection with warrant offering and private
    placement, net of issuance costs of $86*....        --
  Return of 21 shares of common stock and
    cancellation of note receivable.............        --
  Foreign currency translation adjustment.......            28
  Net loss......................................        --
                                                         -----
Balances as of December 31, 1994................           (38)
  Exercise of options for 654 shares of common
    stock.......................................        --
  Issuance of 5,500 shares of common stock to
    investors for cash, net of issuance costs of
    $185........................................        --
  Issuance of 217 shares of common stock to
    vendor for pre-petition liabilities.........        --
  Issuance of warrants to purchase 1,563 shares
    of common stock in connection with the
    bridge loan.................................        --
  Foreign currency translation adjustment.......           (48)
  Net loss......................................        --
                                                         -----
Balances as of December 31, 1995................           (86)
  Exercise of options for 1,403 shares of common
    stock.......................................        --
  Exercise of warrants for 100 shares of common
    stock.......................................        --
  Issuance of 796 shares of common stock to
    investors for cash, net of issuance costs of
    $292........................................        --
  Exchange of 390 shares of common stock for 70
    shares of redeemable convertible preferred
    stock.......................................        --
  Issuance of warrants to purchase common stock
    in connection with the June and December
    Private Placements..........................        --
  Issuance of 100 options to consultants for
    services....................................        --
  Foreign currency translation adjustment.......           (83)
  Net loss......................................        --
                                                         -----
Balances as of December 31, 1996................     $    (169)
                                                         -----
                                                         -----

* Relates to Plan of Reorganization (see Note 5).

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996       1995        1994
                                                                                 ----------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.......................................................................  $   (6,356) $  (5,595) $  (11,048)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization................................................         353        387       2,283
  Warrant issuance costs.......................................................      --             50      --
  Equity securities issued for services........................................         122
  Loss on disposal of assets...................................................      --         --             163
  Changes in operating assets and liabilities:
    Accounts receivable........................................................           5       (180)         84
    Inventories................................................................        (284)       (27)        618
    Prepaid expenses and other current assets..................................         209       (195)        420
    Other assets...............................................................         213        (55)        136
    Accounts payable...........................................................         (67)       129        (421)
    Accrued compensation.......................................................          57         38         (98)
    Other accrued liabilities..................................................        (285)       (58)         30
    Deferred revenue...........................................................        (564)      (184)         73
    Pre-petition liabilities...................................................        (766)    (1,207)      2,822
                                                                                 ----------  ---------  ----------
Net cash used in operating activities..........................................      (7,363)    (6,897)     (4,938)
                                                                                 ----------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of short-term investments...................      14,276     --           1,827
Purchase of short-term investments.............................................     (13,493)    (1,535)     --
Note receivable from officer...................................................      --         --            (210)
Acquisition of property and equipment..........................................        (358)      (144)       (324)
Capitalized software costs.....................................................      --            (20)       (436)
                                                                                 ----------  ---------  ----------
Net cash provided by (used in) investing activities............................         425     (1,699)        857
                                                                                 ----------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt and notes payable....................      --          2,530       1,168
Principal payments on short-term debt and notes payable........................         (30)    (2,618)       (330)
Principal payments on capital lease obligations................................         (34)       (66)       (107)
Proceeds from issuance of redeemable convertible preferred stock and warrants,
  net of cash issuance costs...................................................       8,395     --          --
Proceeds from issuance of common stock and warrants, net of cash issuance
  costs........................................................................       3,247     10,634       3,932
                                                                                 ----------  ---------  ----------
Net cash provided by financing activities......................................      11,578     10,480       4,663
                                                                                 ----------  ---------  ----------
Effect of exchange rate changes on cash........................................           9        (48)         28
                                                                                 ----------  ---------  ----------
Net increase in cash and cash equivalents......................................       4,649      1,836         610
Cash and cash equivalents at beginning of year.................................       5,924      4,088       3,478
                                                                                 ----------  ---------  ----------
Cash and cash equivalents at end of year.......................................  $   10,573  $   5,924  $    4,088
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    The corporate mission of Communication Intelligence Corporation (the "Company" or "CIC") is to develop and market natural human, pen input, computer interfaces and handwriting recognition-based security technologies and products to satisfy the emerging markets for pen-based computing and electronic commerce. These emerging markets for CIC's products include all areas of personal computing as well as electronic commerce and communications.

    The Company's research and development activities have given rise to numerous technologies and products including: two pen-based operating environments (PenDOS-Registered Trademark- and PenMAC-Registered Trademark-), its multi-lingual Handwriter-Registered Trademark- Recognition System, and two desktop computing products, Handwriter-Registered Trademark- for Windows-Registered Trademark- and MacHandwriter-Registered Trademark-. Additionally, CIC has developed products for dynamic signature verification, electronic ink data compression and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and could facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

    Through its majority-owned joint venture in China (the "Chinese Joint Venture"), the Company provides system integration services and markets its pen-based business computer systems to Chinese business, government users and other joint ventures.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of CIC, its wholly-owned subsidiary in Japan, CIC Japan, Inc., and its majority-owned Chinese Joint Venture. All intercompany accounts and transactions are eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

FINANCIAL PRESENTATION

    Certain prior period amounts have been reclassified to conform with the 1996 financial statement presentation.

PLAN OF REORGANIZATION AND PRE-PETITION LIABILITIES

    On July 18, 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the U. S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, San Francisco District. Neither CIC's consolidated foreign subsidiary nor its Chinese Joint Venture filed petitions for reorganization. On September 28, 1994, the Company filed a Disclosure Statement and

                     COMMUNICATION INTELLIGENCE CORPORATION

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Plan of Reorganization (the "Plan") in the United States Bankruptcy Court, San Francisco District. The Plan was approved by the creditors on November 14, 1994, and the Company emerged from Chapter 11 protection on that date.

    The Plan provides for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Unsecured creditors will be paid in three approximately equal installments. The first and second installments were made in February 1995 and 1996, respectively. The third installment was made in February 1997. Pursuant to the Plan, amounts outstanding after February 1995 accrue simple interest at 8% per annum through February 1996, 10% per annum thereafter through February 1997, and 12% per annum for any amounts outstanding subsequent to February 1997. The Plan also approved certain warrant offerings and stock purchase agreements as described in Note 5.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued compensation, other accrued liabilities and obligations under capital leases, approximate fair value due to their short maturities.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

    Short-term investments are classified as "available-for-sale." For all periods presented, cost of investments approximated fair market value. Unrealized gains and losses at December 31, 1996 and 1995 and realized gains and losses for the year ended December 31, 1996 were not material. The cost of securities sold is based on the specific identification method.

    The Company's cash, cash equivalents and short-term investments at December 31, consist of the following:

                                                                             1996       1995
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Cash in bank.............................................................  $   9,483  $     430
Corporate debt securities................................................         --      1,000
Commercial paper.........................................................      1,088      4,483
Money markets............................................................          2         11
                                                                           ---------  ---------
  Cash and cash equivalents..............................................  $  10,573  $   5,924
                                                                           ---------  ---------
                                                                           ---------  ---------
Corporate debt securities................................................  $     252  $     998
Other debt securities....................................................        500        537
                                                                           ---------  ---------
  Short-term investments.................................................  $     752  $   1,535
                                                                           ---------  ---------
                                                                           ---------  ---------

                     COMMUNICATION INTELLIGENCE CORPORATION

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Corporate debt securities at December 31, 1996 mature in less than one year. Other debt securities at December 31, 1996 consist of securities not due at a single maturity date.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

    To date, accounts receivable have been derived principally from revenues earned from end users, manufacturers, retailers and distributors of computer products in North America, Europe, and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations.

    Two customers accounted for 34% and 13%, respectively, of outstanding accounts receivable at December 31, 1996, and one customer accounted for 13% of outstanding accounts receivable at December 31, 1995.

INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out (FIFO) method. Cost principally includes direct materials. At December 31, inventories consist of the following:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Raw materials..............................................................  $      59  $      45
Finished goods.............................................................        470        204
                                                                             ---------  ---------
                                                                             $     529  $     249
                                                                             ---------  ---------
                                                                             ---------  ---------

PROPERTY AND EQUIPMENT, NET

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred.

                     COMMUNICATION INTELLIGENCE CORPORATION

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property and equipment, net at December 31, consists of the following:

                                                                             1996       1995
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Machinery and equipment..................................................  $   1,978  $   1,748
Office furniture and fixtures............................................        420        350
Leasehold improvements...................................................         43         31
Purchased software.......................................................        103         53
                                                                           ---------  ---------
                                                                               2,544      2,182
Less accumulated depreciation and amortization...........................     (2,007)    (1,846)
                                                                           ---------  ---------
                                                                           $     537  $     336
                                                                           ---------  ---------
                                                                           ---------  ---------

    Included in property and equipment as of December 31, 1996 and 1995 is $31,000 and $262,000 of assets acquired under capital leases, net of accumulated depreciation of $24,000 and $107,000, respectively. Depreciation and amortization expense was approximately $177,000, $185,000, and $547,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

SOFTWARE DEVELOPMENT COSTS

    Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and ends on general product release. As of December 31, 1996 and 1995, such costs were insignificant and are included as a component of "other assets" in the accompanying consolidated balance sheets. Amortization expense, including amounts written down to net realizable value, was approximately $98,000, $157,000 and $1,653,000 for 1996, 1995, and 1994, respectively.

STOCK-BASED COMPENSATION

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans (see Note 5).

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

    License revenues are recognized when the software has been delivered and when all significant obligations have been met. Royalty revenues are recognized as products are licensed/sold by licensees. Under the terms of an agreement with IBM, the Company is obligated to share with IBM certain revenues

                     COMMUNICATION INTELLIGENCE CORPORATION

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from third parties when earned. Deferred revenue in the accompanying balance sheets reflects nonrefundable advance royalty fees received from the Company's licensees in advance of revenue recognition.

    Development contract revenue is generated primarily from system integration services, and research grants and joint development agreements with government agencies. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collectability is probable and related costs have been incurred. There were no joint development agreements in 1996 and 1995. System integration revenue is generally recognized upon customer acceptance and fulfillment of all significant obligations under the contract.

    Two customers accounted for 11% and 10% of revenues in 1996, respectively. One customer accounted for 25% and 21% of revenues in 1995 and 1994, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

NET LOSS PER COMMON SHARE

    Net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding during each period. Common stock equivalents, consisting of common shares issuable upon conversion of the convertible preferred stock (using the "as if converted" method) and upon the exercise of stock options and warrants (using the treasury stock method), are not included in the net loss per common share computation as their effect would be antidilutive.

FOREIGN CURRENCY TRANSLATION

    The Company considers the functional currency of its Japanese subsidiary and the Chinese Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "cumulative foreign currency translation adjustment" in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period.

    Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the accompanying consolidated statements of operations. The Company recorded net foreign currency transaction gains of $59,000, $53,000 and $147,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards. A valuation allowance is provided against deferred tax assets for which it is more likely than not that the asset will not be realized.

                     COMMUNICATION INTELLIGENCE CORPORATION

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE. SFAS 128 will be effective for financial statements for periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share, as applicable, and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company in the period of adoption of SFAS 128, which is not expected to have a material effect on the presentation of the Company's earnings (loss) per common share data.

2. RESEARCH GRANT

    In November 1993, CIC received a two-year grant under the Advanced Technology Program sponsored by the National Institute of Standards and Technology. The amount of the first year award was $810,000. The second year award of $670,000 was approved in January 1995. The Company recognized $91,000, $590,000 and $746,000 as development contract revenue under this grant for the years ended December 31, 1996, 1995 and 1994, respectively.

3. CHINESE JOINT VENTURE

    In September 1993, the Company formed the Chinese Joint Venture in Nanjing, China, with the Ministry of Electronic Industries of the Jiangsu Province, People's Republic of China (the "Government"), to perform system integration services and market CIC's pen-based business computer systems to Chinese business, government users and other joint ventures. The term of the Chinese Joint Venture is 50 years. Under the provisions of the Chinese Joint Venture agreement, in exchange for a 79% ownership position, the Company may be required to contribute up to $5.4 million in cash, and the Company will provide nonexclusive licenses to technology and certain distribution rights. The Government will contribute certain land use rights and provide other services for the Chinese Joint Venture. As of December 31, 1996, the Company had contributed $900,000 in cash and had provided nonexclusive licenses to technology and certain distribution rights, while the Government had contributed certain land use rights. The timing of future contributions has not been definitively established. The Company believes that any future cash contributions it may be required to make to the Chinese Joint Venture will be paid from its working capital or proceeds received from additional financings, if any. The Chinese Joint Venture is subject to certain regulations which require government authorization to transfer funds out of China, however, the Company has, in the past, been able to transfer funds from the Chinese Joint Venture to the United States.

4. DEBT

    In September 1994, the Company received a bridge loan from an investor and director of the Company (the "Investor") of $1,000,000. The bridge loan, due in March 1995, was secured by all assets of the Company and bore interest at 2% above the prime rate. In December 1994, the entire principal and accrued interest of $26,000 were converted into shares of common stock, at $0.50 per share (see Note 5). In connection with the bridge loan, the Company granted the Investor warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.50 per share. In January 1997, the Company issued

                     COMMUNICATION INTELLIGENCE CORPORATION

4. DEBT (CONTINUED)
approximately 1,549,000 shares of common stock in connection with the Investor's net exercise of the aforementioned warrants.

    In June 1995, the Company closed a financing agreement with the Investor providing for loans (the "Bridge Loan") of up to $2,500,000. The Bridge Loan bore interest at 2% above the prime rate and was repaid on November 28, 1995. On the signing of the Bridge Loan agreement, the Company issued to the Investor 625,000 warrants to purchase common stock. In addition, each month the Bridge Loan was available, the Company issued 156,000 warrants to the Investor to purchase common stock, up to a maximum of 2,500,000 warrants over the term of the Bridge Loan. Over the term of the Bridge Loan, a total of 1,563,000 warrants to purchase common stock were issued to the Investor. The exercise price of the warrants is $1.00 per share. In the event the Company issues shares of common stock or convertible securities during the term of the warrants at a price less than the exercise price of the warrants, the exercise price will be reduced. In January 1997, the Company issued approximately 1,210,000 shares of common stock in connection with the Investor's net exercise of the aforementioned warrants.

5. REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT

    In June 1996, the Company completed a private placement (the "June Private Placement") of 600,000 shares of the Company's common stock, at a price of $4.50 per share to certain institutional and other investors (collectively, the "Subscribers"). The net proceeds to the Company were approximately $2,408,000, net of cash issuance costs of $181,000 and $111,000 of value ascribed to 30,000 warrants to purchase common stock issued to the placement agent. The warrants expire five years from the date of issuance and have an exercise price of $4.50 per share, subject to adjustments for antidilution. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.69%; expected life of 5 years; expected volatility of 102%; and expected dividend yield of 0%. The Company agreed to register the securities which were issued in conjunction with the June Private Placement and which may be issued upon exercise of the placements agent's warrants. The Registration Statement on Form S-3 filed by the Company to effect the registration of these securities was declared effective on December 24, 1996 (the "Effective Date").

    Pursuant to the June Private Placement agreement, the Company agreed to issue additional shares (the "Extra Shares") of its common stock to the Subscribers if the average of the daily closing prices of the Company's common stock for the twenty business days prior to two business days before the Effective Date is less than $4.50 per share. In December 1996, the Company issued 196,000 Extra Shares for no additional consideration to the Subscribers who do not exchange their shares of Common Stock they purchased in the private placement for Convertible Preferred. The Registration Statement on Form S-3 filed by the Company in connection with the June Private Placement also effected the registration of the Extra Shares.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

    On December 31, 1996, the Company completed a private placement of 450,000 shares of redeemable convertible preferred stock (the "December Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450,000 shares sold, 70,200 shares of redeemable convertible preferred stock were issued in exchange for 390,000 shares of common stock, originally issued in the June Private Placement. The net proceeds to the Company from the remaining 379,800 shares of redeemable

                     COMMUNICATION INTELLIGENCE CORPORATION

5. REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY (CONTINUED) convertible preferred stock sold were approximately $7,662,000, net of cash issuance costs of $1,100,000 and $733,000 of value ascribed to 337,500 warrants to purchase common stock issued to the placement agent. The warrants expire five years from the date of issuance and have an exercise price of $2.50 per share, subject to adjustment for anti-dilution. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.07%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%.

    The Company agreed to register the redeemable convertible preferred stock by filing a Registration Statement on Form S-3 by March 31, 1997 and by using its best efforts to cause such Registration Statement to be declared effective within 180 days from December 31, 1996 (the "Declaration Date"). In the event that the Registration Statement is not declared effective within 180 days from December 31, 1996, the Company is required to pay to each holder a default payment (the "Default Payment") in the amount equal to 3% of the liquidation preference for the redeemable convertible preferred stock held for any part of each 30-day period subsequent to the Declaration Date that the Registration Statement has not been declared effective. A similar Default Payment must be made by the Company to the holders of redeemable convertible preferred stock in the event that (i) the Company fails, refuses or is unable to cause the securities covered by the Registration Statement to be listed on the exchange on which the Company's common stock is traded, (ii) any holder's ability to sell the securities covered by the Registration Statement is suspended for more than 60 days, or at any time during the twelfth or thirteenth fiscal month following December 31, 1996, or (iii) the Company does not have a sufficient number of shares of common stock available to effect conversion of the redeemable convertible preferred stock.

    In the event the Company fails or refuses to pay any Default Payment when due, the Company will purchase all or any portion of the redeemable convertible preferred stock at the request and option of each holder thereof. The Default Payment will continue to accrue through the date of such purchase. In the event that the Company fails, refuses or is unable to cure any violation of the registration rights granted to holders of the redeemable convertible preferred stock within 60 days of the violation or if the Registration Statement is not declared effective by the thirteenth month following December 31, 1996, the Company will redeem the redeemable convertible preferred stock and/or common stock held by each holder, in whole or in part, at the request and option of each holder. In the case of redeemable convertible preferred stock, the redemption price per share will be equal to 1.3865 times the sum of (i) $25.00 times the sum of the number of redeemable convertible preferred shares which cannot be converted, plus (ii) accrued and unpaid dividends thereon, plus (iii) any Default Payment due to such holder (in the aggregate, the "Premium Redemption Price"). In the case of common stock issued to effect the conversion of redeemable convertible preferred stock, the redemption price per share will be equal to 1.3865 times the dollar amount which is the product of (i) the number of shares to be redeemed and (ii) the closing market price of the common stock on the date of such redemption.

    Prior to the earlier of (i) the date which is the last day of the thirteenth fiscal month following December 31, 1996, or (ii) such date on which all redeemable convertible preferred shares have been converted, the closing of any transaction constituting a change in control of the Company is conditioned on the prior purchase and redemption by the Company of, and payment for, at the request of any holder, all or the requested portion of the outstanding redeemable convertible preferred stock held by such holder at the Premium Redemption Price.

    CONVERSION. Each share of redeemable convertible preferred stock is convertible by the holder into shares of the Company's common stock at any time beginning six months from December 31, 1996. The

                     COMMUNICATION INTELLIGENCE CORPORATION

5. REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY (CONTINUED) number of common shares to be issued upon conversion is determined by dividing
(i) the sum of $25.00 multiplied by the number of redeemable convertible preferred shares being converted, plus accrued and unpaid dividends thereon, by
(ii) a conversion price which ranges from approximately 72% to 85% of the fair value of the Company's common stock (the "Conversion Price"). Each share of redeemable convertible preferred stock will automatically convert to common stock upon a change in control of the Company based on a Conversion Price equal to approximately 85% of the fair value of the common stock. In addition, all outstanding shares of redeemable convertible preferred stock will be converted by the holders into shares of the Company's common stock by December 31, 1999, subject to the satisfaction of certain conditions and other events. So long as any redeemable convertible preferred stock remains outstanding, the Company will reserve at all times for purposes of conversion the number of authorized but unissued shares of common stock that is the greater of (i) 20,000,000 (reduced by the number of common shares actually delivered pursuant to conversion) or
(ii) 1.5 times the number of common shares sufficient to effect the conversion of all redeemable convertible preferred stock outstanding.

    DIVIDENDS. Holders of redeemable convertible preferred stock are entitled to receive cumulative dividends of $1.25 per share per annum, compounded semi-annually, whether or not declared by the Company's Board of Directors (the "Board"). Dividends are payable six months from December 31, 1996 and semi-annually every six months thereafter, when and as declared by the Board. Dividends may be paid, at the Company's option, in cash or additional shares of redeemable convertible preferred stock. The Company has agreed with the holders of redeemable convertible preferred stock that the Company would not declare dividends or make any distributions to holders of its common stock prior to the earlier of January 31, 1998 (or later under certain circumstances) or the date on which all outstanding redeemable convertible preferred stock has been converted into shares of common stock. The Company is also required to pay any accrued and unpaid dividends on outstanding shares of redeemable convertible preferred stock before declaring and paying any dividends for any other class or series of stock. No dividends were declared by the Board through December 31, 1996.

    VOTING. Holders of redeemable convertible preferred stock have the right to vote with the holders of the Company's common stock, combined as one class, for the election of directors and upon such other matters to be voted on at any meeting of stockholders. Each share of redeemable convertible preferred stock entitles the holder to one vote. In addition, the affirmative vote of 75% of the outstanding shares of redeemable convertible preferred stock is required for the consummation of certain business combinations and other extraordinary transactions, amendments or waivers to the Company's Certificate of Designations or amendments to the Company's organizational documents which may change the rights of holders.

    LIQUIDATION. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of redeemable convertible preferred stock are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of any other class or series of stock, the amount of $25.00 per share plus any accrued but unpaid dividends.

COMMON STOCK OPTIONS AND WARRANTS

    Under the Plan (see Note 1), each holder of common or convertible preferred stock received, in exchange for each two shares of convertible preferred or common stock, one Unit consisting of two new shares of common stock ($0.01 par value) and one stock purchase warrant having an exercise price of $0.50. The unexercised warrants expired on December 15, 1994.

                     COMMUNICATION INTELLIGENCE CORPORATION

5. REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY (CONTINUED)

    Concurrent with the Plan, the Company negotiated a Standby Stock Purchase Agreement (the "Standby Agreement") with the Investor, through which the Investor committed to purchase up to 10 million shares of newly issued common stock at a price of $0.50 per share. The terms of the Standby Agreement provided the Investor would purchase sufficient shares of newly issued common stock such that gross proceeds received pursuant to the Standby Agreement and exercise of warrants described above would total $5 million. The shares purchased pursuant to the Standby Agreement have certain demand registration rights. As consideration for the Investor's commitment under the Standby Agreement, the Company issued 500,000 shares of common stock to the Investor. The Investor purchased 6,050,000 shares of common stock pursuant to the Standby Agreement, payment for a portion of which was effected through the conversion of the Investor's Bridge Loan to the Company plus accrued interest (see Note 4).

    In November 1994, the Board approved an increase in the number of shares of common stock authorized for issuance from 40 million to 80 million shares.

    The Company adopted two stock option plans in 1991 (the 1991 Stock Option Plan and the 1991 Nondiscretionary Plan). Incentive and nonqualified options under the 1991 plans may be granted to employees, officers, and consultants of the Company. As amended, there are 2,050,000 shares of common stock authorized for issuance under these plans.

    In conjunction with the approval of the Plan, the Company received approval of its 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan allows directors, officers, and employees to be eligible for grants of incentive and nonqualified stock options.

    In May 1996, the stockholders approved an increase of 1,000,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 5,000,000 shares of common stock are authorized for issuance under the 1994 Plan.

    The exercise prices of options are determined by a committee of the Board, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying common stock on the date of grant. Nonqualified options may not have an exercise price of less than 85% of the fair market value of the underlying common stock on the date of grant. Options generally vest over four years. For those options which vest over four years, 20% of the total options granted vest on the first anniversary of the date of grant; an additional 20%, 20%, and 40% of the total options granted vest on the second, third, and fourth anniversary of the date of grant, respectively. Options are generally exercisable over a period not to exceed seven years.

    In May 1994, the Board of Directors approved a resolution to reprice outstanding stock options. The repricing occurred on July 11, 1994, resulting in the cancellation of 1,029,000 original options and the granting of an equivalent number of new options at an exercise price of $0.50 per share, the then current price of the common stock. Other than the change in the exercise price, the new options were granted on the same terms and conditions as the canceled options.

    In December 1994, for services rendered prior to and during the Company's Chapter 11 proceedings, options to purchase 180,000 shares of common stock at $0.50 per share were granted to three directors of the Company under nonplan option agreements. In addition, a nonplan option to purchase 100,000 shares of common stock was granted on December 28, 1994, to a newly elected director and Chairman of the Finance Committee. The options have an exercise price of $0.50 per share. The nonplan options generally vest over four years. For those nonplan options which vest over four years, 20% of the total nonplan

                     COMMUNICATION INTELLIGENCE CORPORATION

5. REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY (CONTINUED) options granted vest on the first anniversary of the date of grant; an additional 20%, 20%, and 40% of the total nonplan options granted vest on the second, third, and fourth anniversary of the date of grant, respectively. Nonplan options are generally exercisable over a period not to exceed seven years. As of December 31, 1996, 480,000 nonplan options were outstanding with a remaining contractual life of 4.4 years and a weighted average exercise price of $0.50 per share. Of such nonplan options, 312,000 were exercisable at December 31, 1996 with a weighted average exercise price of $0.50 per share. The newly elected director also received an option, vesting one year from date of grant, to purchase 50,000 shares of common stock pursuant to the Company's 1991 Nondiscretionary Plan.

    On June 1, 1994, the Company negotiated with its employees to reduce their salaries through August 31, 1994. Those employees who agreed to continue their employment at the reduced wage were granted certain option rights to purchase common stock (the "Options"). Options to purchase 2,210,000 shares of common stock were granted at an average exercise price of $0.57 per share under this agreement, of which 377,000 Options were granted to officers under the 1991 Stock Option Plan, with the remaining Options granted outside of the plan. The Options were immediately exercisable and remain in effect for seven years from the date of grant. As of December 31, 1996, 737,000 Options had been exercised at a weighted average exercise price of $0.49 per share and 496,000 Options with a weighted average exercise price of $0.75 per share had been forfeited. The following table summarizes information about the Options outstanding and exercisable at December 31, 1996 which were granted outside of the 1991 Stock Option Plan:

                                                                           WEIGHTED AVERAGE
                                                                   --------------------------------
                                                      OPTIONS         REMAINING
                                                  OUTSTANDING AND    CONTRACTUAL
RANGE OF EXERCISE PRICES                            EXERCISABLE         LIFE        EXERCISE PRICE
------------------------------------------------  ---------------  ---------------  ---------------
$0.30--$0.45....................................       289,000              4.7        $    0.34
$0.46--$0.69....................................       179,000              4.8        $    0.60
$0.70--$1.05....................................        78,000              4.6        $    0.81
$1.06--$1.14....................................        54,000              4.7        $    1.14
                                                       -------
                                                       600,000
                                                       -------
                                                       -------

                     COMMUNICATION INTELLIGENCE CORPORATION

5. REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY (CONTINUED) Information with respect to the Company's 1991 Stock Option Plan, 1991
Nondiscretionary Plan and 1994 Plan is summarized below:

                                                                           YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                                     1996                           1995
                                                        ------------------------------  -----------------------------
                                                                          WEIGHTED                      WEIGHTED
                                                                           AVERAGE                       AVERAGE
                                                           SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                                                        -------------  ---------------  ----------  -----------------
Outstanding at beginning of period....................      5,655,000     $    0.54      5,001,000      $    0.51
Granted...............................................        891,000     $    3.00      1,020,000      $    0.68
Exercised.............................................     (1,070,000)    $    0.52       (146,000)     $    0.52
Forfeited.............................................       (454,000)    $    0.50       (220,000)     $    0.76
Expired...............................................       --              --             --             --
                                                        -------------                   ----------
Outstanding at period end.............................      5,022,000     $    0.98      5,655,000      $    0.54
                                                        -------------                   ----------
                                                        -------------                   ----------
Options exercisable at period end.....................      2,001,000     $    0.66      1,996,000      $    0.52
                                                        -------------                   ----------
                                                        -------------                   ----------
Weighted average grant-date fair value of options
  granted during the period...........................  $        2.14                   $     0.36
                                                        -------------                   ----------
                                                        -------------                   ----------

    The following table summarizes information about employee and director stock options outstanding under the 1991 Stock Option Plan, 1991 Nondiscretionary Plan and 1994 Plan at December 31, 1996:

                                                                            WEIGHTED AVERAGE
                                                                    --------------------------------
                                                         OPTIONS         REMAINING        EXERCISE
RANGE OF EXERCISE PRICES                               OUTSTANDING   CONTRACTUAL LIFE       PRICE
-----------------------------------------------------  -----------  -------------------  -----------
$0.50................................................   3,870,000              5.8        $    0.50
$0.51--$2.00.........................................     186,000              5.4        $    0.67
$2.01--$2.99.........................................     295,000              6.5        $    2.73
$3.00................................................     641,000              6.6        $    3.00
$3.01--$6.20.........................................      30,000              6.1        $    4.50
                                                       -----------
                                                        5,022,000
                                                       -----------
                                                       -----------

    The following table summarizes information about employee and director stock options exercisable under the 1991 Stock Option Plan, 1991 Nondiscretionary Plan and 1994 Plan at December 31, 1996:

                                                                  OPTIONS    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                                         EXERCISABLE  EXERCISE PRICE
---------------------------------------------------------------  ----------  -----------------
$0.50..........................................................   1,800,000      $    0.50
$0.51--$2.00...................................................      86,000      $    0.72
$2.01--$2.99...................................................      15,000      $    2.50
$3.00..........................................................      80,000      $    3.00
$3.01--$6.20...................................................      20,000      $    3.66
                                                                 ----------
                                                                  2,001,000
                                                                 ----------
                                                                 ----------

                     COMMUNICATION INTELLIGENCE CORPORATION

5. REDEEMABLE SECURITIES AND COMMON STOCKHOLDERS' EQUITY (CONTINUED) FAIR VALUE DISCLOSURE

    Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows (In thousands, except per share amounts):

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                  --------------------
                                                                    1996       1995
                                                                  ---------  ---------
Net loss
  As reported...................................................  $  (6,356) $  (5,595)
  Pro forma.....................................................  $  (6,840) $  (5,653)

Net loss per share

  As reported...................................................  $   (0.15) $   (0.16)
  Pro forma.....................................................  $   (0.17) $   (0.16)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yield of 0% for both periods; risk-free interest rate of 6.6% for options granted during the year ended December 31, 1996 and 5.7% for options granted during the year ended December 31, 1995; an expected life of 4 years for both periods; and expected volatility of 100% for both periods.

    Because options generally vest over four years and the Company expects to make additional option grants each year, the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

WARRANTS

    In December 1994, a director of the Company was granted warrants to purchase 100,000 shares of common stock at $0.50 per share. The warrants were granted in connection with a bridge loan. The warrants to purchase 100,000 shares of common stock were exercised in December 1996.

    Warrants to purchase 4,167,000 shares of common stock were outstanding as of December 31, 1996. In January 1997, 3,563,000 of these warrants were exercised (see Note 4). The remaining 604,000 warrants have a weighted average remaining contractual life of 4.2 years and a weighted average exercise price of $2.40 per share.

    As of December 31, 1996, 10,269,000 shares of common stock were reserved for issuance upon exercise of outstanding options and warrants on that date.

6. RELATED PARTY TRANSACTIONS

    In April 1994, the Company loaned $210,000 to the Company's Chief Executive Officer in exchange for a note, secured by the Company's common stock, bearing interest at the highest marginal rate applicable to the Company's borrowing or the highest rate allowable by law. During 1996, the due date of the note was extended from April 1, 1996 to April 1, 1998.

    The Company paid a director of the Company $100,000 in consulting fees and $100,000 in placement fees during 1996 and 1995, respectively. During 1997, the director agreed to increase his time commitment

                     COMMUNICATION INTELLIGENCE CORPORATION

6. RELATED PARTY TRANSACTIONS (CONTINUED) to the Company and to maintain an office on behalf of the Company. To compensate the director for his additional time commitment and to reimburse him for office expense, the consulting fee was increased to $150,000 for 1997.

7. COMMITMENTS

OPERATING LEASE COMMITMENTS

    The Company leases facilities in the United States, Japan and China. In January 1997, the Company entered into a noncancelable operating lease for additional office facilities in the United States. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above a base amount. Facilities rent expense was approximately $346,000, $224,000, and $559,000 in 1996, 1995, and 1994, respectively.

    Future minimum lease payments under noncancelable operating leases are approximately $362,000, $275,000, $221,000 and $191,000 for the years ending
December 31, 1997, 1998, 1999, and 2000, respectively. Future minimum payments required under capital leases, which expire in 1997, are insignificant at December 31, 1996.

8. INCOME TAXES

    As of December 31, 1996, the Company has federal net operating loss carryforwards available to reduce taxable income through 2011 of approximately $42,000,000. The Company also has federal research and investment tax credit carryforwards of approximately $368,000, which expire at various dates through 2010.

    Deferred tax assets and liabilities at December 31, consist of the following (in thousands):

                                                                                               1996        1995
                                                                                            ----------  ----------
Deferred tax assets:
Net operating loss carryforwards..........................................................  $   14,362  $   12,807
Credit carryforwards......................................................................         368         470
Deferred income...........................................................................         682       1,032
Research and development capitalized for tax purposes.....................................      --              73
Other, net................................................................................         758         742
                                                                                            ----------  ----------
Total deferred tax assets.................................................................      16,170      15,124
                                                                                            ----------  ----------
Deferred tax liabilities:
Capitalized software......................................................................      --              40
Total deferred tax liabilities............................................................      --              40
                                                                                            ----------  ----------
                                                                                                16,170      15,084
Valuation allowance.......................................................................     (16,170)    (15,084)
                                                                                            ----------  ----------
Net deferred tax assets...................................................................  $   --      $   --
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    A full valuation allowance has been established for the Company's net deferred tax assets since realization of such assets through the generation of future taxable income is uncertain.

                     COMMUNICATION INTELLIGENCE CORPORATION

8. INCOME TAXES (CONTINUED)
    Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carryforwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. During 1996, the Company experienced stock ownership changes which could limit the utilization of its net operating loss and research and investment tax credit carryforwards in future periods.

9. FOREIGN OPERATIONS

    The Company's export sales were 7%, 6%, and 15% of total revenues in 1996, 1995, and 1994, respectively. Information regarding foreign operations is as follows :

                                                          UNITED
                                                          STATES       JAPAN      CHINA    ELIMINATIONS    TOTAL
                                                       ------------  ---------  ---------  ------------  ----------
                                                                              (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1994
Sales to unaffiliated customers......................   $    2,996   $     263  $     340   $   --       $    3,599
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Intercompany transfers...............................   $      457   $  --      $  --       $     (457)  $   --
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Loss from operations.................................   $   (9,513)  $  (1,032) $    (373)  $      (17)  $  (10,935)
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Identifiable assets..................................   $   15,440   $     339  $   1,807   $  (11,415)  $    6,171
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
YEAR ENDED DECEMBER 31, 1995
Sales to unaffiliated customers......................   $    1,515   $      49  $     755   $       (5)  $    2,314
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Intercompany transfers...............................   $   --       $  --      $  --       $   --       $   --
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Loss from operations.................................   $   (5,061)  $    (387) $    (142)  $       56   $   (5,534)
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Identifiable assets..................................   $   19,438   $     234  $   1,654   $  (11,550)  $    9,776
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
YEAR ENDED DECEMBER 31, 1996
Sales to unaffiliated customers......................   $    1,389   $      11  $   1,497   $      (10)  $    2,887
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Intercompany transfers...............................   $   --       $  --      $  --       $   --       $   --
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Loss from operations.................................   $   (6,060)  $    (370) $    (116)  $       11   $   (6,535)
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------
Identifiable assets..................................   $   23,676   $     224  $   1,451   $  (11,848)  $   13,503
                                                       ------------  ---------  ---------  ------------  ----------
                                                       ------------  ---------  ---------  ------------  ----------

                     COMMUNICATION INTELLIGENCE CORPORATION

10. STATEMENT OF CASH FLOWS DATA

                                                                                           1996       1995       1994
                                                                                         ---------  ---------  ---------
                                                                                                 (IN THOUSANDS)
Schedule of noncash transactions:
  Issuance of warrants to purchase common stock in connection with the June and
    December Private Placements........................................................  $     844  $  --      $  --
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  Common stock exchanged for redeemable convertible preferred stock in the December
    Private Placement..................................................................  $   1,755  $  --      $  --
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  Acquisition of equipment under capital lease obligations.............................  $  --      $  --      $      97
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  Issuance of common stock in exchange for pre-petition liabilities....................  $  --      $     188  $  --
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  Conversion of notes payable and accrued interest into common stock...................  $  --      $  --      $   1,180
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------
  Conversion of accrued compensation and short-term debt to pre-petition liabilities...  $  --      $  --      $     217
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

Supplemental disclosure of cash flow information:

Interest paid in 1996, 1995, and 1994 was $215,000, $154,000, and $57,000,
respectively.

11. SUBSEQUENT EVENT

    On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding redeemable convertible preferred stock executed a waiver to certain provisions of the Registration Rights Agreement (the "Agreement"), entered into in connection with the December Private Placement, which irrevocably waived such holders' rights to any redemption (see Note 5) in exchange for the issuance to the holders of 300,000 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for antidilution. The Company has ascribed a value of $484,000 to these warrants, which will be recorded as an expense in the Company's statement of operations for the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the waiver, the shares of redeemable convertible preferred stock have been reclassified as convertible preferred stock and, as such, are included in stockholders' equity.

                     COMMUNICATION INTELLIGENCE CORPORATION

11. SUBSEQUENT EVENT (CONTINUED)
    Unaudited pro forma stockholders' equity at December 31, 1996, adjusted to reflect the reclassification of redeemable convertible preferred stock to convertible preferred stock and the issuance of the related warrants, is as follows (in thousands):

                                                                               HISTORICAL   ADJUSTMENTS   PRO FORMA
                                                                               -----------  -----------  -----------
Redeemable convertible preferred stock.......................................   $   9,417    $  (9,417)   $  --
                                                                               -----------  -----------  -----------
Stockholders' equity (deficit)
  Convertible preferred stock................................................      --                5            5
  Common stock...............................................................         419       --              419
  Additional paid-in capital.................................................      54,015        9,896       63,911
  Accumulated deficit........................................................     (54,347)        (484)     (54,831)
  Cumulative foreign currency translation adjustment.........................        (169)      --             (169)
                                                                               -----------  -----------  -----------
Total stockholders' equity (deficit).........................................   $     (82)   $   9,417    $   9,335
                                                                               -----------  -----------  -----------
                                                                               -----------  -----------  -----------

                                  SCHEDULE II

                     COMMUNICATION INTELLIGENCE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   YEARS ENDED DECEMBER 31, 1994, 1995, 1996
                                 (IN THOUSANDS)

                                                                           BALANCE        CHARGED TO
                                                                        AT BEGINNING       COSTS AND
                                                                          OF PERIOD         EXPENSE       DEDUCTIONS
                                                                       ---------------  ---------------  -------------
Year ended December 31, 1994:
Accounts receivable reserves.........................................     $      85        $      45       $     (56)
                                                                                ---              ---             ---
                                                                                ---              ---             ---
Year ended December 31, 1995:
Accounts receivable reserves.........................................     $      74        $      96       $     (94)
                                                                                ---              ---             ---
                                                                                ---              ---             ---
Year ended December 31, 1996:
Accounts receivable reserves.........................................     $      76        $      74       $     (65)
                                                                                ---              ---             ---
                                                                                ---              ---             ---

                                                                          BALANCE
                                                                          AT END
                                                                         OF PERIOD
                                                                       -------------
Year ended December 31, 1994:
Accounts receivable reserves.........................................    $      74
                                                                               ---
                                                                               ---
Year ended December 31, 1995:
Accounts receivable reserves.........................................    $      76
                                                                               ---
                                                                               ---
Year ended December 31, 1996:
Accounts receivable reserves.........................................    $      85
                                                                               ---
                                                                               ---