Form 10-Q
period 1997-03-31
COMMUNICATION INTELLIGENCE CORP
filed 1997-05-15
CIK 727634

Communication Intelligence Corporation
                                and Subsidiaries

                                    FORM 10-Q




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                94-2790442
   ------------------------------------- -------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


          275 Shoreline Drive, Suite 520, Redwood Shores, CA 94065-1413
               (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:    (415) 802-7888

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


Number of shares  outstanding of the issuer's  Common Stock, as of May 14, 1997:
44,872,570.

 This Quarterly Report on Form 10-Q contains 15 pages of which this is page 1.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                  Page No.

         Condensed Consolidated Balance Sheets at March 31, 1997
         (unaudited) and December 31, 1996..................................3

         Condensed Consolidated Statements of Operations for the
         three-month periods ended March 31, 1997 and 1996(unaudited).......4

         Condensed  Consolidated  Statements  of Cash Flows for the
         three-month periods ended March 31, 1997 and 1996 (unaudited)......5

         Notes to Condensed Consolidated Financial Statements...............7


         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....... .......................10


PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders......14

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits........................................14

                  (b)      Reports on Form 8-K.............................14

         Signatures........................................................15





                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                 (In Thousands)

                                                           March 31,   Dec. 31,
Assets                                                       1997        1996
                                                           ---------   ---------
Current assets:
   Cash and cash equivalents ...........................   $  5,164    $ 10,573
   Short-term investments ..............................      2,481         752
   Accounts receivable, net ............................        656         376
   Inventories .........................................        845         529
   Other current assets ................................        246         190
                                                           ---------   ---------
      Total current assets .............................      9,392      12,420

Note receivable from officer ...........................        210         210
Property and equipment, net ............................        582         537
Other assets ...........................................        468         336
                                                           ---------   ---------

      Total assets .....................................   $ 10,652    $ 13,503
                                                           =========   =========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable ....................................   $    424    $    367
   Pre-petition liabilities - current ..................          -         878
   Accrued compensation ................................        343         339
   Other accrued liabilities ...........................        548         546
   Deferred revenue ....................................      1,835       2,006
                                                           ---------   ---------
      Total current liabilities ........................      3,150       4,136

Other liabilities ......................................         20          32

Redeemable convertible preferred stock (Note 4) ........          -       9,417
Convertible preferred stock (Note 4) ...................          5           -
Common stock ...........................................        420         419
Additional paid-in capital .............................     64,054      54,015
Accumulated deficit ....................................    (56,803)    (54,347)
Cumulative foreign currency translation adjustment .....       (194)       (169)
Commitments  (Note 3)
                                                           ---------   ---------

      Total liabilities, redeemable securities,
      convertible preferred and common stockholders'
      equity (Note 4) ..................................   $ 10,652    $ 13,503
                                                           =========   =========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                                      Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                       1997        1996
                                                    ---------    ---------
Revenues:
     Product ......................................   $    765         417
     License and royalty ..........................        272         131
     Development contracts ........................        161          91
                                                      --------    --------

                                                         1,198         639

Operating costs and expenses:
     Cost of sales
         Product ..................................        635         329
         License, royalty and other costs .........        169         103
         Development contracts ....................         97          91
     Research and development .....................        476         357
     Sales and marketing ..........................      1,400         714
     General and administrative ...................        429         494
                                                      --------    --------

         Total operating costs and expenses .......      3,206       2,088
                                                      --------    --------

Loss from operations ..............................     (2,008)     (1,449)

Interest and other income (expense) net,(Note 4) ..       (421)         80

Interest expense ..................................        (17)        (79)
                                                      --------    --------

         Net loss .................................   $ (2,446)   $ (1,448)
                                                      ========    ========

         Net loss per common share ................   $  (0.05)   $  (0.04)
                                                      ========    ========

         Weighted average common shares outstanding     44,521      40,140
                                                      ========    ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                         Three Months Ended
                                                             March 31,
                                                        ----------------------
                                                        ---------   ----------
                                                          1997         1996
                                                        ---------   ----------
Cash flows from operating activities:
Net loss ................................................  $ (2,446)   $ (1,448)
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization ......................        47          74
   Warrant issuance ...................................       484           -
   Stock options issued for services ..................        46           -
   Net (increase) decrease in operating assets and liabilities:
      Accounts receivable .............................      (280)        189
      Inventories .....................................      (337)        (74)
      Prepaid expenses and other current assets .......       (57)         67
      Accounts payable and accrued compensation .......        61        (249)
      Deferred revenues ...............................      (172)        (96)
      Pre-petition liabilities ........................      (878)       (762)
      Other accrued liabilities .......................        (6)       (169)
                                                          --------    --------


         Net cash used in operating activities ........    (3,538)     (2,468)
                                                          --------    --------

Cash flows from investing activities:
     Proceeds from sale of short-term investments .....     3,000       2,062
     Purchase of short-term investments ...............    (4,729)     (3,029)
     Acquisition of property and equipment ............       (79)        (70)
     Increase in other assets .........................      (127)        (54)
                                                          --------    --------

         Net cash used in investing activities ........    (1,935)     (1,091)
                                                          --------    --------

Cash flows from financing activities:
     Principal payments on short-term debt ............         -         (30)
     Principal payments on capital lease obligations ..        (4)         (9)
     Proceeds from issuance of common stock ...........       102         120
                                                          --------    --------

         Net cash provided by financing activities ....        98          81
                                                          --------    --------

Effect of exchange rate changes on cash ...............       (34)        (46)
                                                          --------    --------

Net decrease in cash and cash equivalents .............    (5,409)     (3,524)
Cash and cash equivalents at beginning of quarter .....    10,573       5,924
                                                          ========    ========

Cash and cash equivalents at end of quarter ...........  $  5,164    $  2,400
                                                          ========    ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1997        1996
                                                     ---------    ---------
Schedule of non-cash transactions:


  Reclassification of current note receivable from
  officer to non-current                               $    -      $ 210
                                                      =========   =========


                     Communication Intelligence Corporation
                                and Subsidiaries
                                    FORM 10-Q



     1. Interim financial statements The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission . Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which Communication Intelligence Corporation considers necessary for a fair presentation of its financial position at the dates and the Company's results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of the results to be expected for the entire year. The corporate mission of Communication Intelligence Corporation is to develop and market natural human, pen input, computer interfaces and handwriting recognition-based security technologies and products to satisfy the emerging markets for pen-based computing and electronic commerce. These emerging markets for CIC's products include all areas of personal computing as well as electronic commerce and communications. The Company's research and development activities have given rise to numerous technologies and products including: two pen-based operating environments (PenDOS(R)and PenMAC(R)), its multi-lingual Handwriter(R) Recognition System, and three desktop computing products, Handwriter(R) for Windows(R)and MacHandwriter(R)and its recently released Handwriter Manta. Additionally, CIC has developed products for dynamic signature verification, electronic ink data compression and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and could facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks. This financial information should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior period amounts in the financial statements have been reclassified to conform with the current period presentation. 2. Cash and cash equivalents The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents. Short-term investments are classified as "available-for-sale" and are stated at fair value. Any unrealized gains or losses are reported as a separate component of stockholders' equity, but, to date, have not been significant. The cost of securities sold is based on the specific identification method.

     2. Cash and cash equivalents (continued) Cash and cash equivalents included certain highly liquid investments with original maturities of up to 90 days as follows:

                                                       March 31,    Dec. 31,
                                                         1997         1996
                                                      ----------   ---------
                                                          (In thousands)

              Cash in bank                              $   493      $ 9,483
              Commercial paper                            4,667        1,088
              Money markets                                   4            2
                                                        ========     ========
                                                        $ 5,164      $10,573
                                                        ========     ========

     Short-term  investments  consisted  of  the  following   available-for-sale
          securities as follows:

                                                        March 31,    Dec.31,
                                                          1997        1996
                                                       ----------   --------
                                                           (In thousands)

               U.S. Corporate securities                $  1,981      $  252
               Other debt securities                         500         500
                                                        ---------    ---------
                                                        $  2,481      $  752
                                                        =========    =========

     Corporate debt securities at March 31, 1997 mature in less than one year. Other debt securities at March 31,1997 consist of securities not due at a single maturity date.

     3. Inventories Inventories are stated at the lower of cost (first-in, first-out) or market. At March 31, 1997, inventory was comprised primarily of finished goods. 4. Convertible Preferred Stock On December 31, 1996, the Company completed a private placement of 450,000 shares of redeemable convertible preferred stock (the "December Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450,000 shares sold, 70,200 shares of redeemable convertible preferred stock were issued in exchange for 390,000 shares of common stock, originally issued in the June Private Placement. The Company agreed to register the redeemable convertible preferred stock by filing a Registration Statement on Form S-3 by March 31, 1997 and by using its best efforts to cause such Registration Statement to be declared effective within 180 days from December 31, 1996 (the "Declaration Date"). In the event that the Registration Statement is not declared effective within 180 days from December 31, 1996, the Company is required to pay to each holder a default payment (the "Default Payment") in the amount equal to 3% of the liquidation preference for the redeemable convertible preferred stock held for any part of each 30-day period subsequent to the Declaration Date that the Registration Statement has not been declared effective. A similar Default Payment must be made by the Company to the holders of redeemable convertible preferred stock in the event that (i) the Company fails, refuses or is

     4. Convertible Preferred Stock (continued) unable to cause the securities covered by the Registration Statement to be listed on the exchange on which the Company's common stock is traded, (ii) any holder's ability to sell the securities covered by the Registration Statement is suspended for more than 60 days, or at any time during the twelfth or thirteenth fiscal month following December 31, 1996, or (iii) the Company does not have a sufficient number of shares of common stock available to effect conversion of the redeemable convertible preferred stock. On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding redeemable convertible preferred stock executed a waiver to certain provisions of the Registration Rights Agreement (the "Agreement"), entered into in connection with the December Private Placement, which irrevocably waived such holders' rights to any redemption in exchange for the issuance to the holders of 300,000 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for antidilution. The Company has ascribed a value of $484,000 to these warrants, which was recorded as an expense in the Company's statement of operations for the quarter ended March 31, 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the waiver, the shares of redeemable convertible preferred stock have been reclassified as convertible preferred stock for the quarter ended March 31, 1997 and, as such, are included in stockholders' equity for such period. 5. Recent Accounting Pronouncement In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced is replaced by basic earnings per share and fully diluted earnings per share is replaced with diluted earnings per share. If the Company had adopted this statement for the quarter ended March 31, 1997 and for the comparable period in the prior year, the Company's (loss) per share would have been as follows:

                                                   Three Months Ended March 31,
                                                        1997           1996
                                                      --------       --------
                                                           (in thousands)

                        Basic loss per share .       $  (0.05)       $  (0.04)
                        Diluted loss per share       $  (0.05)       $  (0.04)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations Revenues.

The Company's revenues are derived from product sales, license and royalty revenues and development contracts. For the three months ended March 31, 1997, revenues increased by 87% to $1,198,000 from $639,000 for the comparable three months period ended March 31, 1996 as discussed below:

                                                      Three months ended
                                                            March 31,
                                                 ------------------------------
                                                      ----------  ---------
                                                          1997      996
                                                       ---------  ---------
                                                            Unaudited
                                                         (in thousands)
              Revenues:
               Product ..............................   $  765    $  417
               License and royalty...................      272       131
               Development contract..................      161        91
                                                        ======    ======

                                                        $1,198    $  639
                                                        ======    ======

     Product sales increased to $765,000 for the three month period ended March 31, 1997 from $417,000 in the comparable prior year period. This increase was due primarily to the introduction of Handwriter products into the retail channel through CompUSA and an increase in Handwriter sales to the Corporate market. Handwriter product sales increased $350,000 to $488,000 during the period ended March 31, 1997 compared to $138,000 in the prior year period. Product sales by the Company's 79% owned joint venture in The Peoples Republic of China (the "Joint Venture") were $275,000 for the period ended March 31, 1997compared to $277,000 during the same period last year.

Revenues from license and royalty fees for the three month period ended March 31, 1997 increased to $272,000 from $131,000 in the comparable prior period. This increase was primarily the result of higher shipment volumes by the Company's licensees and to approximately $164,000 in royalty revenues recognized on licensing agreements for which the Company has no further obligation to deliver additional software or services.

Development contract revenues for the three month period ended March 31, 1997 increased 77% to $161,000 from $91,000 in the comparable prior year period. This increase was offset in part by a $10,000 or 11% decrease in grant revenues received from The National Science Foundation ("NSF"), for basic research, compared to the first quarter 1996 development contract revenues attributable to a grant from the US Government's National Institute of Standards and Technology ("NIST") of $91,000. The NIST grant was awarded in December 1993 to supplement the Company's development of a recognition system for the Chinese language The NIST grant expired in April 1996.

Cost of Sales. Cost of sales is comprised of costs from product sales, licensing, royalty and other costs and development contracts. Cost of product sales for the three months ended March 31, 1997 consists primarily of cost of materials, approximately $235,000 of which is related to the hardware and software components involved in the system integration activities of the Joint Venture, compared to approximately $233,000 in the prior year period, and the remainder of which related to costs of Handwriter product sales. HandwriterAE product cost of materials was approximately $400,000 for the three months ended March 31, 1997 compared to approximately $95,000 in the prior year period. The decrease in the Handwriter products gross margin to 17% during the three months ended March 31, 1997 from 31% in the comparable period of the prior year resulted from the introduction of the Handwriter products into the retail channel. Gross margin on product sales activities of the Joint Venture was 15% during the three months ended March 31, 1997 compared to 16% in the prior year. License, royalties and other costs, which include procurement, warehousing, and related personnel in connection with sales of the Company's products, increased by approximately $87,000 to $169,000 for the three months ended March 31, 1997 compared $82,000 for the comparable 1996 period. This increase in other costs related primarily to additional personnel costs of $42,000 and product fulfillment and other costs of $43,000 in connection with the launch of the Company's HandwriterAE for WindowsAE product in the retail market in the first quarter of 1997. There were no comparable activities in the prior year period. The increase in other costs was offset by a reduction in the amortization of capitalized software development costs of $21,000 for the three months ended March 31, 1997 as compared to the prior year. Costs incurred in connection with development contract revenue are expensed as incurred and increased 6% during the three months ended March 31, 1997 as compared to the March 31, 1996 period, commensurate with the increase in contract development revenues in the first quarter of 1997.

Research and development. Research and development expenses for the three month period ended March 31, 1997 increased by 33% to $476,000 as compared to $357,000 in the comparable period of the prior year. This increase was primarily attributable to approximately $63,000 in payroll and related costs attributable to increases in headcount and $37,000 in consulting services compared to the prior year. Other costs, including facility and related costs, increased approximately $19,000 for the three month period ended March 31, 1997 as compared to the prior year. This increase was commensurate with the increase in personnel. The Company did not capitalize any software development costs in the three month period ended March 31, 1997 or 1996, respectfully.

Sales and marketing. Sales and marketing expenses for the three month period ended March 31, 1997 increased 96% to $1,400,000 as compared to $714,000 in the comparable period of the prior year. This increase was primarily due to increases of $374,000 in advertising and related expenses, and $233,000 in payroll and related expenses. Other costs including facilities and related expenses increased $49,000 commensurate with additions in staffing. The increases in staffing and advertising expenses were primarily due to . the introduction and support of the Company's Handwriter products into the retail channel during the first quarter of 1997, and continued marketing and sales efforts in the corporate channel.

General and administrative. General and administrative expenses for the three month period ended March 31, 1997 decreased 13% to $429,000 as compared to $494,000 in the comparable period of the prior year. This decrease was primarily attributable to reductions of approximately $42,000 in payroll and related costs and $21,000 in other costs including insurance and facilities and related costs associated with the transfers of general and administrative staff to sales and marketing activities.

Interest and other income (expense). Interest and other income (expense) increased due to a one time charge to expense of $484,000 for 300,000 warrants issued on March 28, 1997, and effective as of December 31, 1996, to holders constituting 100% of the issued and outstanding redeemable convertible preferred stock in exchange for the execution of a waiver to certain provisions of the Registration Rights Agreement (the "Agreement"), entered into in connection with the December Private Placement (Note 4).

Liquidity and Capital Resources

At March 31, 1997, cash, cash equivalents and short term investments totaled $7,645,000 compared to cash, cash equivalents and short term investments of $11,325,000 at December 31, 1996. This decrease was primarily the result of $3,538,000 used in operating activities including the final payment of $878,000 to pre-petition creditors during the quarter. Total current assets were $9,392,000 at March 31, 1997 compared to $12,420,000 at December 31, 1996.

As of March 31, 1997, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $7,645,000. The Company believes that the above-mentioned funds, are adequate to meet projected working capital and other cash requirements for the next twelve months. However the Company may be required to obtain additional financing earlier.

Current liabilities, which include deferred revenue, were $3,150,000 at March 31, 1997. Deferred revenue, totaling $1,835,000 at March 31, 1997, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees.

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

     The Company is planning the next contribution of $900,000 in cash and approximately $1,700,000 in licensed technology rights during the second quarter of 1997. This contribution will help fund CICC's new Software Development Division. This division was formed to create pencentric applications initially for the Chinese market. CICC also plans to introduce the Chinese Handwriter during the second quarter of 1997. There can be no assurance that the Company will be able to fund the balance of any required cash contributions to the Joint Venture, that the Joint Venture will be successful in developing or selling integrated computer systems or other Company products to the Chinese market or that the Company will realize any significant benefits from its contributions to the Joint Venture.

In April 1997, the Company's 1997 Registration Statement on Form S-3 for the offering by selling security holders of shares of common stock issuable upon conversion of or otherwise in respect to 450,000 shares of the Company's Convertible Preferred and the exercise of warrants to purchase and aggregate of 637,000 shares of common stock was declared effective by the Securities and Exchange Commission. The Convertible Preferred may be converted by the holder into shares of common stock at any time beginning July 1, 1997 or earlier if a change in control transaction occurs.

On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding redeemable convertible preferred stock executed a waiver to certain provisions of the Registration Rights Agreement
(the "Agreement"), entered into in connection with the December Private Placement, which irrevocably waived such holders' rights to any redemption in exchange for the issuance to the holders of 300,000 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for antidilution. The Company has ascribed a value of $484,000 to these warrants, which was recorded as an expense in the Company's statement of operations for the quarter ended March 31, 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the waiver, the shares of redeemable convertible preferred stock have been reclassified as convertible preferred stock for the quarter ended March 31, 1997 and, as such, are included in stockholders' equity for such period.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27, Financial Data Schedule..

(b)      Reports on Form 8-K

          On January 22, 1997, the Company filed a Form 8-K (dated January 22,1997) under Item 5, Other Events, reporting nation wide offering of CIC Handwriter products by CompUSA.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     COMMUNICATION INTELLIGENCE CORPORATION
          -------------------------------------------------------------
                                   Registrant



  May 14, 1997                              /s/ Francis V. Dane
----------------------            ---------------------------------------------
      Date                                      Francis V. Dane
                                    Vice President, Secretary and Treasurer
                                  (Principal Financial Officer and Officer Duly
                                   thorized to Sign on Behalf of the Registrant)