Form 10-Q
period 1997-06-30
COMMUNICATION INTELLIGENCE CORP
filed 1997-08-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                             94-2790442
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

         275 Shoreline Drive, Suite 520, Redwood Shores, CA 94065-1413
      --------------------------------------------------------------------
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

                            Yes   X        No
                                -----         ------

Number of shares outstanding of the issuer's Common Stock, as of August 8, 1997: 45,080,138

 This Quarterly Report on Form 10-Q contains 17 pages of which this is page 1.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                  Page No.

         Condensed Consolidated Balance Sheets at June 30, 1997 and
            December 31, 1996 (Unaudited)...................................3

         CondensedConsolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996
            (Unaudited).....................................................4

         Condensed Consolidated Statements of Cash Flows for the six
            month periods ended June 30, 1997 and 1996 (Unaudited)..........5

         Notes to Condensed Consolidated Financial Statements
            (Unaudited).....................................................6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................10

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders......16

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits........................................16

                  (b)      Reports on Form 8-K.............................16

         Signatures........................................................17

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                 (In Thousands)

                                                            June 30,    Dec. 31,
Assets                                                        1997        1996
                                                            --------    --------
Current assets:
     Cash and cash equivalents .........................   $  2,472    $ 10,573
     Short-term investments ............................      2,102         752
     Accounts receivable, net ..........................        722         376
     Inventories .......................................      1,235         529
     Other current assets ..............................        241         190
                                                            --------    --------
         Total current assets ..........................      6,772      12,420

Notes receivable from officers and employees ...........        360         210
Property and equipment, net ............................        884         537
Other assets ...........................................        317         336
                                                            --------    --------

         Total assets ..................................   $  8,333    $ 13,503
                                                            ========    ========

Liabilities and stockholders' equity Current liabilities:
     Accounts payable ..................................   $    585    $    367
     Accrued compensation ..............................        381         339
     Short-term debt (Note 4) ..........................        109        --
     Other accrued liabilities .........................        738         578
     Deferred revenue ..................................      1,497       2,006
     Pre-petition liabilities ..........................       --           878
                                                            --------    --------
         Total current liabilities .....................      3,310       4,168

Redeemable convertible preferred stock (Note 5) ........       --         9,417
Convertible preferred stock (Note 5) ...................          5        --
Common stock ...........................................        449         419
Additional paid-in capital .............................     63,989      54,015
Accumulated deficit ....................................    (59,332)    (54,347)
Cumulative foreign currency translation adjustment .....        (88)       (169)
Commitments (Note 5)
                                                            --------    --------

         Total liabilities, redeemable securities,
         convertible preferred and common stockholders'
         equity (Note 5) ...............................   $  8,333    $ 13,503
                                                            ========    ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
Revenues:
     Product ........................ $    995   $    467   $  1,760   $    884
     License and royalty ............      318        162        590        293
     Development contracts ..........       84         49        245        140
                                       --------   --------   --------   --------

              Total revenues ........    1,397        678      2,595      1,317

Operating costs and expenses:
     Cost of sales:
        Product .....................      786        329      1,421        687
        License, royalty and other
           costs ....................      250        111        419        214
        Development contracts .......       84         49        181        140
     Research and development .......      595        459      1,071        787
     Sales and marketing ............    1,580        803      2,980      1,517
     General and administrative .....      690        535      1,119      1,029
                                       --------   --------   --------   --------

           Total operating costs
               and expenses .........    3,985      2,286      7,191      4,374
                                       --------   --------   --------   --------

Loss from operations ................   (2,588)    (1,608)    (4,596)    (3,057)

Interest income and other income
  (expense) net, (Note 5) ...........       53         75       (368)       155

Interest expense ....................       (4)       (18)       (21)       (97)
                                       --------   --------   --------   --------

         Net loss ................... $ (2,539)  $ (1,551)  $ (4,985)  $ (2,999)
                                       ========   ========   ========   ========

         Net loss per common share .. $  (0.06)  $  (0.04)  $  (0.11)  $  (0.07)
                                       ========   ========   ========   ========

         Weighted average common
              shares outstanding ....   44,871     40,925     44,713     40,533
                                       ========   ========   ========   ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
Cash flows used in operating activities:
Net loss ............................................  $ (4,985)   $ (2,999)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ..................       113         144
     Warrant issuance ...............................       484          --
     Stock options issued for services ..............        46          --
     Changes in operating assets and liabilities:
         Accounts receivable ........................      (346)         31
         Inventories ................................      (717)       (242)
         Other current assets .......................      (201)         17
         Other assets ...............................       (62)        (20)
         Accounts payable and accrued compensation ..       259        (176)
         Other accrued liabilities ..................       164        (236)
         Deferred revenue ...........................      (509)       (286)
         Pre-petition liabilities ...................      (878)       (771)
                                                        --------    --------

         Net cash used in operating activities ......    (6,632)     (4,538)
                                                        --------    --------

Cash flows used in investing activities:
     Proceeds from sale of short-term investments ...     4,954       6,065
     Purchase of short-term investments .............    (6,304)     (6,629)
     Acquisition of property and equipment ..........      (383)       (146)
                                                        --------    --------

         Net cash used in investing activities ......    (1,733)       (710)
                                                        --------    --------

Cash flows from financing activities:
     Principal payments on short-term debt ..........       --          (30)
     Principal payments on capital lease obligations         (5)        (18)
     Proceeds from issuance of short-term debt ......       109         100
     Proceeds from issuance of common stock .........       194       3,207
                                                        --------    --------

         Net cash provided by financing activities ..       298       3,259
                                                        --------    --------

Effect of exchange rate changes on cash .............       (34)        (62)
                                                        --------    --------

Net decrease in cash and cash equivalents ...........    (8,101)     (2,051)
Cash and cash equivalents at beginning of period ....    10,573       5,924
                                                        ========    ========

Cash and cash equivalents at end of period ..........  $  2,472    $  3,873
                                                        ========    ========

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

1.       Interim financial statements

         The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position and results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of the results to be expected for the entire year.

         The corporate mission of CIC is to develop and market natural, pen input, computer interfaces and handwriting recognition-based security technologies and products to satisfy the emerging markets for pen-based computing and electronic commerce. These emerging markets include all areas of personal computing as well as electronic commerce and communications.

         The Company's research and development activities have given rise to numerous technologies and products including: two pen-based operating environments (PenDOS(R) and PenMAC(R)), its multi-lingual Handwriter(R) Recognition System, and three desktop computing products, Handwriter(R) for Windows(R), MacHandwriter(R), and its recently released Handwriter Manta. Additionally, CIC has developed products for dynamic signature verification, electronic ink data compression and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and could facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

         In June 1997, the Company contributed licensed technology and $900,000 in cash to the Company's joint venture in the People's Republic of China (the "Joint Venture"), Communication Intelligence Computer Corporation, Ltd. ("CICC"), which increased the Company's ownership of CICC from 79% to 90%.

         As of June 30, 1997, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $4,574,000. The Company believes that the above mentioned funds, are adequate to meet projected working capital and other cash requirements for the next six months. However the Company may be required to obtain additional financing earlier, and, there can be no assurance that such financing is available, or if available, that such financing will be on favorable terms.

         This financial information should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain prior period amounts in the accompanying financial statements have been reclassified to conform with the current period presentation.

2.       Cash, cash equivalents and short-term investments

         The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

         Short-term investments are classified as "available-for-sale" and are stated at their fair value. Any unrealized gains or losses are reported as a separate component of stockholders' equity, but, to date, have not been significant. The cost of securities sold is determined based on the specific identification method.

         Cash and cash equivalents consist of the following:

                                                              June 30,  Dec. 31,
                                                                1997      1996
                                                              --------  --------
                                                                 (In Thousands)

             Cash in bank ..................................  $   414   $ 9,483
             Commercial paper ..............................    1,984     1,088
             Money markets .......... ......................       74         2
                                                               =======   =======
                                                              $ 2,472   $10,573
                                                               =======   =======

         Short-term investments consist of the following available-for-sale securities:

                                                               June 30, Dec. 31,
                                                                 1997     1996
                                                               -------- --------
                                                                 (In Thousands)

             U.S. Corporate securities ......................  $   603  $   252
             Other debt securities ..........................    1,499      500
                                                                -------  -------
                                                               $ 2,102  $   752
                                                                =======  =======

         Corporate debt securities at June 30, 1997 mature in less than one year. Other debt securities at June 30, 1997 consist of securities not due at a single maturity date.

3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. At June 30, 1997, inventory is comprised primarily of finished goods.

4.       Short-term debt

         In May 1997 the Company purchased office furniture and a security system with an approximate value of $209,000 from a third party. The Company paid $100,000 in cash and signed an unsecured note for $109,000. The note bears interest at a rate of 10% per annum and is due on June 1, 1998.

5.       Convertible preferred stock

         On December 31, 1996, the Company completed a private placement of 450,000 shares of redeemable convertible preferred stock (the "December Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450,000 shares sold, 70,200 shares of redeemable convertible preferred stock (the "Preferred Stock") were issued in exchange for 390,000 shares of common stock, originally issued in a private placement of common stock consummated in June 1996.

         The Company agreed to register the common stock issuable upon conversion of the Preferred Stock by filing a Registration Statement on Form S-3 by March 31, 1997 and by using its best efforts to cause such Registration Statement to be declared effective within 180 days from December 31, 1996 (the "Declaration Date"). In the event that the Registration Statement was not declared effective within 180 days from December 31, 1996, the Company was required to pay to each holder a default payment (the "Default Payment") in an amount equal to 3% of the liquidation preference for the Preferred Stock held for any part of each 30-day period subsequent to the Declaration Date that the Registration Statement was not declared effective. The Registration Statement was declared effective in April 1997. A similar Default Payment must be made by the Company to the holders of the Preferred Stock in the event that (i) the Company fails, refuses or is unable to cause the securities covered by the Registration Statement to be listed on the exchange on which the Company's common stock is traded, (ii) any holder's ability to sell the securities covered by the Registration Statement is suspended for more than 60 days, or at any time during the twelfth or thirteenth fiscal month following December 31, 1996, or
         (iii) the Company does not have a sufficient number of shares of common stock available to effect conversion of the Preferred Stock

         On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding Preferred Stock executed a waiver to certain provisions of the Registration Rights Agreement (the "Agreement") entered into in connection with the December Private Placement, which irrevocably waived such holders' rights to any redemption in exchange for the issuance to the holders of 300,000 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustments for antidilution. The Company ascribed a value of $484,000 to these warrants, which was recorded as an expense in the Company's statement of operations for the quarter ended March 31, 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the waiver, the shares of Preferred Stock were reclassified as convertible preferred stock after December 31, 1996 and, as such, are included in stockholders' equity for such periods subsequent to December 31, 1996.

  6.     Recent accounting pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement is effective for the Company's year ending December 31, 1997 and redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced with diluted earnings per share. If the Company had adopted this statement for the quarter and six months ended June 30, 1997 and for the comparable periods in the prior year, the Company's loss per share would have been as follows:

                                      Three Months Ended      Six months Ended
                                           June 30,               June 30,
                                      -------------------   -------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------

            Basic loss per share .   $  (0.06)  $  (0.04)  $  (0.11)  $  (0.07)
            Diluted loss per share   $  (0.06)  $  (0.04)  $  (0.11)  $  (0.07)


         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and is required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers, The Company will adopt SFAS 131 beginning in 1998 and does not expect such adoption to have a material effect on the consolidated financial statements.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                                    FORM 10-Q

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                                    FORM 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Revenues. Revenues for the three and six months ended June 30, 1997 increased by 106% and 97% to $1,397,000 and $2,595,000, respectively, from the comparable three and six month periods of the prior year. Revenues are comprised of product sales, license and royalty fees, and development contract revenues. The increases are principally due to higher product sales and license and royalty fees as discussed in more detail below.

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                       ----------------    ----------------
                                                  (In Thousands)
                                        1997      1996      1997     1996
                                       ------    ------    ------   -------

Revenues:
     Product sales ..........         $   995   $   467   $ 1,760  $    884
     License and royalty fees             318       162       590       293
     Development contracts ..              84        49       245       140
                                       ======    ======    ======    ======

           Total Revenues ...         $ 1,397   $   678   $ 2,595  $  1,317
                                       ======    ======    ======    ======

Product sales increased to $995,000 and $1,760,000, respectively, for the three and six month periods ended June 30, 1997 from $467,000 and $884,000, respectively, in the comparable prior year periods. This increase was due primarily to the introduction of Handwriter products into the retail channel through CompUSA and an increase in Handwriter sales to the corporate market. Handwriter product sales increased $533,000 and $881,000, respectively, to $581,000 and $1,069,000, respectively, during the three and six month periods ended June 30, 1997 compared to $48,000 and $188,000, respectively, in the comparable periods in 1996. Product sales by the Company's 90% owned Joint Venture were $414,000 and $691,000, respectively, for the three and six month periods ended June 30, 1997 compared to $419,000 and $696,000, respectively, during the same periods last year.

Revenues from license and royalty fees for the three and six month periods ended June 30, 1997 increased to $318,000 and $590,000, respectively, from $162,000 and $293,000, respectively, in the comparable prior periods in 1996. This increase was due to of higher shipment volumes of licensed products by the Company's licensees and to royalty revenues of approximately $164,000 and $383,000, respectively, for the three and six month periods ended June 30, 1997, recognized on licensing agreements for which the Company had no further obligation to deliver additional software or services. In the comparable prior year periods, licensees and royalty revenues of approximately $26,000 and $88,000,respectivly, was recognized on licensing agreements for which the Company have no further obligation to deliver additional software or services.

Development contract revenues for the three and six month periods ended June 30, 1997 increased 71% and 75% to $84,000 and $245,000, respectively, compared to $49,000 and $140,000, respectively, in the comparable prior year periods. This increase was due in part to $168,000 in grant revenues received during the six months ended June 30, 1997 from The National Science Foundation ("NSF") for basic research, compared to $50,000 received from NSF during the comparable periods of the prior year. The increase was offset in part by the loss in April 1996 of development contract revenues attributable to a grant from the US Government's National Institute of Standards and Technology ("NIST"). The NIST grant was awarded in December 1993 to supplement the Company's development of a recognition system for the Chinese language. The NIST grant expired in April 1996.

Cost of Sales. Cost of sales comprises costs from product sales, licensing, royalty and other costs and costs from development contracts. Cost of product sales for the three and six months ended June 30, 1997, consists primarily of cost of materials, approximately $323,000 and $558,000, respectively, of which is related to the hardware and software components involved in the system integration activities of the Joint Venture, compared to approximately $334,000 and $567,000, respectively, in the comparable prior year periods, with the remainder being related to costs of Handwriter product sales. Handwriter product cost of materials was approximately $542,000 and $942,000, respectively, for the three and six months ended June 30, 1997 compared to approximately $39,000 and $134,000, respectively, in the prior year periods. Handwriter products gross margin increased to 25% during the three months ended June 30, 1997 from 20% in the comparable period of the prior year. This increase resulted from an increase in corporate sales of the Company's new higher margin Handwriter Manta product which was not available in 1996. For the six month period ended June 30, 1997, Handwriter products gross margin decreased to 22% from 28% in the comparable period of the prior year. The decrease is due to the lower margins experienced on Handwriter products in the retail channel. Gross margin on product sales activities of the Joint Venture was 22% and 19%, respectively, during the three and six months ended June 30, 1997 compared to 20% and 19%, respectively, in the prior year. License, royalties and other costs, which include procurement, warehousing, and related personnel in connection with sales of the Company's products, increased to $250,000 and $419,000, respectively, for the three and six months ended June 30, 1997 compared to $111,000 and $214,000, respectively, for the comparable 1996 periods. This increase in other costs for the three and six months ended June 30, 1997 related primarily to additional personnel costs of $75,000 and $117,000, respectively, and product fulfillment and other costs of $82,000 and $127,000, respectively, in connection with the launch of the Company's Handwriter(R) for Windows(R) product in the retail market in 1997. There were no comparable activities in the prior year.. Costs incurred in connection with development contract revenue are expensed as incurred and increased 71% and 29% during the three and six months ended June 30, 1997 as compared to the comparable periods of the prior year,, commensurate with the increase in contract development revenues in the first and second quarters of 1997.

Research and development. Research and development expenses for the three and six month periods ended June 30, 1997 increased by 30% and 36% to $595,000 and $1,071,000, respectively, as compared to $459,000 and $787,000, respectively, in the comparable periods of the prior year. The increases were primarily attributable to increases of approximately $118,000 and $213,000, respectively, in payroll and related costs, and $9,000 and $46,000, respectively, in professional services compared to the prior year. These increases are due to the continued development of the Chinese recognizer and the development of the soon to be released MX and FX Handwriter products. This increase was commensurate with the increase in personnel. The Company did not capitalize any software development costs in the three and six month periods ended June 30, 1997 or 1996, respectively.

Sales and marketing. Sales and marketing expenses for the three and six month periods ended June 30, 1997 increased 97% and 96% to $1,580,000 and $2,980,000, respectively, as compared to $803,000 and $1,517,000, respectively, in the comparable periods of the prior year. The increases were primarily due to increases of $377,000 and $740,000 respectively, in advertising and related expenses, and $261,000 and $481,000, respectively, in payroll and related expenses. Other costs including facilities and related expenses increased $139,000 and $242,000, respectively, during the three and six month periods ended June 30, 1997 commensurate with additions in staffing. The increases in staffing and advertising expenses were primarily due to the introduction and ongoing support of the Company's Handwriter products in the retail channel during the first and second quarters of 1997, and continued marketing and sales efforts in the corporate channel.

General and administrative. General and administrative expenses for the three and six month periods ended June 30, 1997 increased 29% and 9%, respectively, to $690,000 and $1,119,000, respectively, as compared to $535,000 and $1,029,000, respectively, in the comparable periods of the prior year. The increases were primarily attributable to increases of approximately $198,000 and $213,000, respectively, in professional fees and services related to corporate filings including the annual report and the preparation and filing of the Company's Form S-3. These increases were partially offset by reductions in payroll and related costs of $70,000 and $112,000, respectively, during the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. These reductions were associated with the transfers of general and administrative staff to sales and marketing activities.

Interest income and other income (expense). Interest income and other income (expense) increased for the six months ended June 30, 1997 due to a one time non-cash charge to expense of $484,000 for 300,000 warrants issued on March 28, 1997, and effective as of December 31, 1996, to holders constituting 100% of the issued and outstanding redeemable convertible preferred stock in exchange for the execution of a waiver to certain provisions of the registration rights agreement entered into in connection with the private placement of Preferred Stock in December 1996(Note 5).

Interest expense. Interest expense decreased for the three and six month periods ended June 30, 1997 compared to the prior year due to the pay-off of the pre-petition liabilities in the first quarter of 1997.

Liquidity and Capital Resources

At June 30, 1997, cash, cash equivalents and short-term investments totaled $4,574,000 compared to cash, cash equivalents and short-term investments of $11,325,000 at December 31, 1996. This decrease was primarily the result of $6,632,000 used in operating activities which included the final payment of $878,000 to pre-petition creditors during the first quarter of 1997. Total current assets were $6,772,000 at June 30, 1997 compared to $12,420,000 at December 31, 1996.

As of June 30, 1997, the Company's principal source of liquidity was its cash, cash equivalents and short-term investments of $4,574,000. The Company believes that the above mentioned funds, are adequate to meet projected working capital and other cash requirements for the next six months. However the Company may be required to obtain additional financing earlier, and, there can be no assurance that such financing is available, or if available, that such financing will be on favorable terms.

Current liabilities, which include deferred revenue, were $3,310,000 at June 30, 1997. Deferred revenue, totaling $1,497,000 at June 30, 1997, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped or for which the Company has no further obligation to deliver additional software or services. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees.

In 1993, the Company formed the Joint Venture with The Ministry of Electronic Industries of Jiangsu Province (the "Government") of The People's Republic of China. The Joint Venture, Communication Intelligence Computer Corporation, Ltd. ("CICC"), is 90% owned by the Company at June 30, 1997. Under the provisions of the joint venture agreement, the Company may be required to contribute up to $5.4 million in cash to the Joint Venture and is required to provide it with nonexclusive licenses to technologies and certain distribution rights. The Ministry is required to contribute certain land use rights and provide other services to the Joint Venture.. As of June 30, 1997, the Company had contributed $1,800,000 in cash and had provided non-exclusive licenses to technology and certain distribution rights, while the Government had contributed certain land use rights and equipment.

During the second quarter of 1997 the Company contributed technology licenses and $900,000 in cash. This contribution will help fund CICC's new Software Development Division. This division was formed to create pencentric applications initially for the Chinese market. CICC also plans to introduce the Chinese Handwriter during the third quarter of 1997. There can be no assurance that the Company will be able to fund the balance of any required cash contributions to the Joint Venture, that the Joint Venture will be successful in developing or selling integrated computer systems or other Company products to the Chinese market or that the Company will realize any significant benefits from its contributions to the Joint Venture.

Convertible Preferred Financing. In December 1996, the Company completed a private placement of 450,000 shares of Preferred Stock at $25.00 per share for $11,250,000. In connection with the transaction, the Company received $9,495,000 in cash and accepted for exchange, in lieu of cash, 390,000 shares of Common Stock for 70,200 shares of Preferred Stock. Each share of Preferred Stock is convertible by the holder into shares of Common Stock at any time beginning July 1, 1997, or earlier in the event of a change in control transaction, pursuant to a conversion formula based upon a discount from the effective market price of the Common Stock. In addition, all outstanding shares of Preferred Stock will automatically convert into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions, or later under certain circumstances. There is no limitation on the number of shares of Common Stock that the Company may be required to issue in connection with the Convertible Preferred.

The exact number of shares of Common Stock issuable upon conversion of all of the Preferred Stock cannot currently be determined but, generally, such issuance's of Common Stock will vary inversely with the market price of the Common Stock. On August 8, 1997, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $1.56 per share. If the effective market price of the Common Stock on August 8, 1997 of $ 1.52 per share (as determined pursuant to the terms of the Convertible Preferred) were used to determine the number of shares of Common Stock issuable as of the first date on which the Preferred Stock may be converted, the Company would be obligated to issue a total of approximately 8,672,000 shares of Common Stock assuming all such shares were converted at such time. To the extent the effective market price per share of the Common Stock is lower or higher than $ 1.52 as of any date on which shares of Preferred Stock are converted, the Company would issue more or less shares of Common Stock than reflected in such estimate, and such difference could be material.

Restrictions in Investor Agreement. In connection with the private placement in December 1996, the Company entered into an investor agreement with the purchasers of the Preferred Stock(the "Investor Agreement"). Subject to certain exceptions, until the Restrictive Covenant Termination Date (as defined below), the Investor Agreement prohibits or restricts the Company from, among other things, declaring or paying dividends or making distributions to holders of the Common Stock, repurchasing any Common Stock or other equity junior or on parity with the Convertible Preferred, authorizing or issuing other equity securities senior to the Preferred Stock and incurring indebtedness other than for trade payables or a working capital facility not exceeding $10 million. In addition, until the Restrictive Covenant Termination Date, the Company is prohibited from offering or selling debt, shares of Common Stock or other equity securities (including convertible securities) other than in a bona-fide underwritten public offering, or from obtaining any financing from a third party, unless such transaction has been first offered to the holders of the Convertible Preferred. The term "Restrictive Covenant Termination Date" means, generally, the date which is the earlier of (a) January 31, 1998 or (b) the date on which all of the Preferred Stock has been converted.

Registration Rights; Default Payments. In connection with the Company's December 1996 private placement, the Company entered into a registration rights agreement with the holders of the Preferred Stock(the "Registration Rights Agreement") pursuant to which the Company agreed to file a Registration Statement on Form S-3 relating to the shares of Common Stock issuable upon conversion of the Preferred Stock by filing a registration statement on Form S-3 by March 31, 1997 (the "1997 Registration Statement") and to use its best efforts to cause the 1997 Registration Statement to be declared effective by June 29, 1997 (the "Declaration Date"). In April 1997, the Company's 1997 Registration Statement on Form S-3 for the offering by selling security holders of shares of common stock issuable upon conversion of or otherwise in respect to 450,000 shares of the Company's Preferred Stock and the exercise of warrants to purchase an aggregate of 637,000 shares of common stock was declared effective by the Securities and Exchange Commission. The Preferred Stock may be converted by the holders into shares of common stock at any time beginning July 1, 1997.

In the event the 1997 Registration Statement was not declared effective by the Declaration Date, the Company has agreed to pay to each holder of Preferred Stock a default payment in cash (the "Default Payment") in an amount equal to 3% of the liquidation preference for the Preferred Stock held for any part of each 30-day period subsequent to the Declaration Date until the 1997 Registration Statement was declared effective. The Company has also agreed to make a similar Default Payment to the holders of Preferred Stock in the event that (i) the Company fails, refuses or is unable to cause the securities covered by the 1997 Registration Statement to be listed on the exchange on which the Common Stock is then traded, (ii) any holder's ability to sell the securities covered by the 1997 Registration Statement is suspended for more than 60 days in the aggregate, or at any time during the months of December 1997 or January 1998, or (iii) the Company does not have a sufficient number of shares of Common Stock available to effect conversion of the Convertible Preferred. The Default Payments must be made each month until the condition or event causing the payment to be made no longer exists.

Dividends. The Preferred Stock entitles the holders thereof to receive cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually, when payable, whether or not declared. Dividends may be paid at the Company's option in cash or additional shares of Convertible Preferred.

Waiver; Additional Warrant Issuance. In March 1997, the Company and all of the holders of the Preferred Stock executed a waiver (the "Waiver") in connection with the Company's obligations to comply with redemption provisions contained in the Registration Rights Agreement. Pursuant to the Waiver, each holder of the Preferred Stock irrevocably waived the Company's obligations to comply with provisions in the Registration Rights Agreement which would have obligated the Company to redeem the Preferred Stock(or shares of Common Stock issuable upon conversion of, or otherwise in respect to, the Convertible Preferred) and, in consideration therefor, the Company (a) issued to the holders (on a pro rata basis) in accordance with the terms thereof, Warrants to purchase 300,000 shares of Common Stock (subject to adjustments), with an exercise price of $2.00 per share, (b) waived its rights to request that the holders of the Preferred Stock receive any Default Payments in additional shares of Preferred Stock and (c) agreed that the holders of Preferred Stock may convert their shares into shares of Common Stock at approximately 72% of the effective market price of the Common Stock in the event a change in control transaction occurs prior to February 1998, or later under certain circumstances. As a result of the Waiver, the shares of Preferred Stock which were classified as redeemable securities at December 31, 1996 were reclassified as Preferred Stock commencing as of March 31, 1997 and, as such, were included in stockholders' equity commencing as of March 31, 1997.

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

Certain statements contained in this Form 10Q, include without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual Company results to differ materially from expectations. Such factors include the following (1) technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; and (3) the Company's inability to protect its trade secrets or other proprietary rights, operate with out infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the company.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 19, 1997. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 40,021,312 shares or 87 % of the eligible outstanding common stock of the Company. Three proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1

Each of the six persons listed below were re-elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                                 Broker
         Name                    For          Withheld    Non-votes   Abstain
-----------------------       ----------      --------   -----------  --------

George P. Clayson, III        39,602,768       418,544       None       None
James Dao ............        39,566,568       454,744
L. Michael McFarland .        39,511,013       510,299
Philip Sassower ......        39,595,568       425,744
Dr. Donald R. Scheuch         39,587,118       434,194
C. B. Sung ...........        39,579,068       442,244

Proposal 2

It was resolved to increase the number of shares of Common Stock available for issuance under the Company's 1994 Stock Option Plan from 5,000,000 to 6,000,000. The number of votes for, against and abstaining on this proposal follows:

                                                               Broker
            For              Against        Abstain     Non-votes    Abstain
       --------------      -----------     ---------    ---------    ---------                                           ----

         38,393,045         1,444,591       183,676        None         None

Proposal 3

It was resolved to ratify the appointment of Price Waterhouse LLP as independent accounts of the Company for the fiscal year ending December 31, 1997. The number of votes for, against and abstaining on this proposal follows:

                                                                Broker
             For              Against        Abstain    Non-votes     Abstain
       ---------------      -----------    ----------   ----------   ---------
          38,393,045         1,444,591       183,676       None         None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:  None.

(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                COMMUNICATION INTELLIGENCE CORPORATION
                                --------------------------------------
                                              Registrant



     August 8, 1997                      /s/ Francis V. Dane
-----------------------------   ----------------------------------------
          Date                             Francis V. Dane
                                 Vice President, Secretary and Treasurer
                                (Principal Financial Officer and Officer
                              Authorized to Sign on Behalf of the Registrant)