Form 10-Q
period 1997-09-30
COMMUNICATION INTELLIGENCE CORP
filed 1997-11-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1997
                                   -------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         94-2790442
  -----------------------------                     --------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

               275 Shoreline Drive, Suite 520, Redwood Shores, CA
                   94065-1413 (Address of principal executive
                               offices) (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888

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


Number of shares outstanding of the Issuer's Common Stock, as of November, 7 1997: 47,057,433

This Quarterly Report on Form 10-Q contains 19 pages of which this is page 1.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-Q


                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                           Page No.

   Condensed Consolidated Balance Sheets at September 30, 1997 (unaudited)
   and December 31, 1996.....................................................3

   Condensed Consolidated  Statements of Operations  for the three and nine month  periods ended  September 30, 1997 and 1996  (unaudited)............4

   Condensed Consolidated  Statements  of Cash  Flows  for the  nine  month periods ended September 30, 1997 and 1996(unaudited)......................5

   Notes to Condensed Consolidated Financial Statements(unaudited)...........6


   Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations....................................................11

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            (a)      Exhibits...............................................18

            (b)      Reports on Form 8-K....................................18

   Signatures...............................................................19

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                September 30,      December 31,
                                                    1997               1996
Assets                                           (Unaudited)
                                                  ------------     -----------
Current assets:
     Cash and cash equivalents                      $  1,392        $  10,573
     Short-term investments                              703              752
     Accounts receivable, net                            515              376
     Inventories                                       1,413              529
     Other current assets                                400              190
                                                  ------------     -----------
         Total current assets                          4,423           12,420

Notes receivable from officers and employees             360              210
Property and equipment, net                              994              537
Other assets                                             313              336
                                                  ------------     -----------

         Total assets                               $  6,090        $  13,503
                                                  ============     ===========

Liabilities and stockholders' equity Current liabilities:
     Accounts payable                               $    917        $     367
     Accrued compensation                                492              339
     Short-term debt                                      83                -
     Other accrued liabilities                           719              578
     Deferred revenue                                    973            2,006
     Pre-petition liabilities                              -              878
                                                  ------------      ----------
         Total current liabilities                     3,184            4,168

Redeemable convertible preferred stock (Note 5)            -            9,417
Convertible preferred stock (Note 5)                       4                -
Common stock                                             449              419
Additional paid-in capital                            64,093           54,015
Accumulated deficit                                  (61,537)         (54,347)
Cumulative foreign currency translation adjustment      (103)            (169)
Commitments (Note 5)
                                                  ------------      ----------

Total liabilities, redeemable securities,
convertible preferred and common
stockholders' equity (Note 5)                       $  6,090         $ 13,503
                                                  ============     ===========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------   ------------------
                                         1997       1996       1997       1996
                                      ---------  --------    -------   --------
Revenues:
  Product                               $  576     $ 433    $ 2,336    $ 1,317
  License and royalty                      623       252      1,213        545
  Development contracts                    176        69        421        209
                                       --------  --------   --------   --------

           Total revenues                1,375       754      3,970      2,071

Operating costs and expenses:
  Cost of sales:
     Product                               358       351      1,779      1,038
     License, royalty and other costs      260        95        679        309
     Development contracts                 159       107        340        247
  Research and development                 585       389      1,656      1,176
  Sales and marketing                    1,723       833      4,703      2,350
  General and administrative               544       454      1,663      1,483
                                       --------  --------   --------   --------

        Total operating costs
            and expenses                 3,629     2,229     10,820      6,603
                                       --------  --------   --------   --------

Loss from operations                    (2,254)   (1,475)    (6,850)    (4,532)

Interest income and other income
  (expense) net, (Note 5)                   56        78       (312)       233

Interest expense                            (7)      (25)       (28)      (122)
                                       --------  --------   --------   --------

      Net loss                         $(2,205)  $(1,422)   $(7,190)   $(4,421)
                                       ========  ========   ========   ========

      Net loss per common share        $ (0.05)  $ (0.03)   $ (0.16)   $ (0.11)
                                       ========  ========   ========   ========

      Weighted average common
           shares outstanding           45,200    41,951     44,876     41,011
                                       ========  ========   ========   ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                           1997          1996
                                                      ----------     ----------
Cash flows used in operating activities:
Net loss                                               $ (7,190)    $  (4,421)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                          183           271
     Warrant issuance                                       484             -
     Stock options issued for services                       74             -
     Changes in operating assets and liabilities:
         Accounts receivable                               (139)          (56)
         Inventories                                       (892)         (442)
         Other current assets                              (210)           (5)
         Other assets                                      (234)           36
         Accounts payable and accrued compensation          672          (390)
         Other accrued liabilities                         (272)         (193)
         Deferred revenue                                (1,033)         (182)
         Pre-petition liabilities                          (878)         (719)
                                                       ----------    ----------

         Net cash used in operating activities           (9,435)       (6,101)
                                                       ----------    ----------

Cash flows used in investing activities:
     Proceeds from sale of short-term investments         7,071        11,385
     Purchase of short-term investments                  (7,022)      (12,650)
     Acquisition of property and equipment                 (584)         (225)
                                                       ----------    ----------

     Net cash used in investing activities                 (535)       (1,490)
                                                       ----------    ----------

Cash flows from financing activities:
     Principal payments on short-term debt                  (26)          (30)
     Principal payments on capital lease obligations        (17)          (26)
     Proceeds from issuance of short-term debt              109           140
     Proceeds from issuance of common stock                 772         3,240
                                                       ----------    ----------

         Net cash provided by financing activities          838         3,324
                                                       ----------    ----------

Effect of exchange rate changes on cash                     (49)          (59)
                                                       ----------    ----------

Net decrease in cash and cash equivalents                (9,181)       (4,326)
Cash and cash equivalents at beginning of period         10,573         5,924
                                                       ----------    ----------

Cash and cash equivalents at end of period             $  1,392      $  1,598
                                                       ==========    ==========

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q

1.   Interim financial statements

     The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of the results to be expected for the entire year.

     The corporate mission of CIC is to develop and market natural, pen input, computer interfaces and handwriting recognition-based security technologies and products to satisfy the emerging markets for pen-based computing and electronic commerce. These emerging markets include all areas of personal computing as well as electronic commerce and communications.

     The Company's research and development activities have given rise to numerous technologies and products including: two pen-based operating environments (PenDOS(R) and PenMAC(R)), its multi-lingual Handwriter(R) Recognition System, and three desktop computing products, Handwriter(R) for Windows(R), MacHandwriter(R), and its recently released Handwriter(R) Manta(R). Additionally, CIC has developed products for dynamic signature verification, electronic ink data compression, encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and could facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

     In June 1997, the Company contributed licensed technology and $900,000 in cash to the Company's joint venture in the People's Republic of China (the "Joint Venture"), Communication Intelligence Computer Corporation, Ltd. ("CICC"), which increased the Company's ownership of CICC from 79% to 90%.

     For the nine months ended September 30, 1997, the Company's cash and cash equivalents decreased by approximately $9,181,000, from approximately $10,573,000 at the beginning of the period to approximately $1,392,000 due primarily to a cash used in operating activities of approximately $9,435,000 for the nine months ended September 30, 1997. As of September 30, 1997, the Company's cash, cash equivalents and short-term investments was $2,095,000. Although there is no assurance, the Company believes that the above mentioned funds, are adequate to meet projected working capital and other cash requirements for the next two months. The Company is currently seeking to raise additional funds from financing sources in order to meet its short-term requirements and expects to consummate a financing in November 1997. There can be no assurance that such financing will close, or if the financing does close, that such financing will be on favorable terms.

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

     Cash and cash equivalents consist of the following:

                                        September 30,         December 31,
                                             1997                 1996
                                     --------------------- -------------------
                                                   (In Thousands)

          Cash in bank                  $     1,387           $     9,483
          Commercial paper                        -                 1,088
          Money markets                           5                     2
                                        ------------          ------------
                                        $     1,392           $    10,573
                                        ============          ============

      Short-term investments consist of the following available-for-sale securities:

                                        September 30,         December 31,
                                             1997                 1996
                                     --------------------- -------------------
                                                    (In Thousands)

           U.S. Corporate securities    $      703            $      252
           Other debt securities                 -                   500

                                        -----------           -----------
                                        $      703            $      752
                                        ===========           ===========

       Corporate debt securities at September 30, 1997 mature in less than one year.

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. At September 30, 1997, inventory is comprised primarily of finished goods.

4.   Short-term debt

     In May 1997, the Company purchased office furniture and a security system with an approximate value of $209,000 from a third party. The Company paid $100,000 in cash and signed an unsecured note for $109,000 due in monthly installments through May 1998. The note bears interest on the unpaid balance at a rate of 10% per annum.


5.   Convertible preferred stock

     On December 31, 1996, the Company completed a private placement of 450,000 shares of redeemable convertible preferred stock (the "December Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450,000 shares sold, 70,200 shares of redeemable convertible preferred stock (the "Preferred Stock") were issued to investors in exchange for 390,000 shares of common stock, originally issued by the Company in a private placement of common stock consummated in June 1996.

     The Company agreed to register the common stock issuable upon conversion of the Preferred Stock by filing a Registration Statement on Form S-3 by March 31, 1997 and by using its best efforts to cause such Registration Statement to be declared effective within 180 days from December 31, 1996 (the "Declaration Date"). In the event that the Registration Statement was not declared effective within 180 days from December 31, 1996, the Company was required to pay to each holder a default payment (the "Default Payment") in an amount equal to 3% of the liquidation preference for the Preferred Stock held for any part of each 30-day period subsequent to the Declaration Date that the Registration Statement was not declared effective. The Registration Statement was declared effective in April 1997. A similar Default Payment must be made by the Company to the holders of the Preferred Stock in the event that (i) the Company fails, refuses or is unable to cause the securities covered by the Registration Statement to be listed on the exchange on which the Company's common stock is traded, (ii) any holder's ability to sell the securities covered by the Registration Statement is suspended for more than 60 days, or at any time during the twelfth or thirteenth fiscal month following December 31, 1996, or
     (iii) the Company does not have a sufficient number of shares of common stock available to effect conversion of the Preferred Stock. The Company has not been liable for any payments through September 30, 1997.

     On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding Preferred Stock executed a waiver to certain provisions of the Registration Rights Agreement (the "Agreement") entered into in connection with the December Private Placement, which irrevocably waived such holders' rights to any redemption of the preferred stock, and in exchange therefor the holders received 300,000 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustments for antidilution. The Company ascribed a value of $484,000 to these warrants, which was recorded as an expense in the Company's statement of operations for the quarter ended March 31, 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the waiver, the shares of Preferred Stock were reclassified as convertible preferred stock after December 31, 1996 and, as such, are included in stockholders' equity for such periods subsequent to December 31, 1996.

     During the quarter ending September 30, 1997, 27,600 shares of convertible preferred stock were exchanged for 699,465 shares of the Company's Common Stock.

  6. Recent accounting pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement is effective for the Company's year ending December 31, 1997 and redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced with diluted earnings per share. If the Company had adopted this statement for the quarter and nine months ended September 30, 1997 and for the comparable periods in the prior year, the Company's loss per share would have been as follows:

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                 ------------------    -----------------
                                   1997      1996        1997      1996
                                 ------------------    -----------------
      Basic loss per share       $(0.05)   $(0.03)     $(0.16)   $(0.11)
      Diluted loss per share     $(0.05)   $(0.03)     $(0.16)   $(0.11)


     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 in 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and is required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.

     In October 1997, the Accounting Standards Executive Committee of The American Institute of Certified Public Accountants issued Statement of Practice 97-2 "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on generally accepted accounting principles for recognition of revenue on software transactions. This SOP supersedes SOP 91-1 and is effective for fiscal years beginning after December 15, 1997. The Company will adopt SOP 97-2 in 1998 and does not expect such adoption to have a material effect on its consolidated financial statements.


7.   Subsequent event

     On October 16, 1997 the Company entered into an Account Receivable Financing Agreement whereby the Company may factor its Accounts Receivable. The maximum credit available to the Company under the agreement is $1,500,000 with an advance rate of 80% of eligibleaccounts receivable less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.5% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. As of November 7, 1997, the Company had financed approximately $396,000 of accounts receivable under this agreement and has approximately $1,100,000 of additional financings available for future use.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                                    FORM 10-Q

                                                        11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues. Revenues for the three and nine months ended September 30, 1997 increased by 82% and 92%, respectively, from the comparable three and nine month periods of the prior year to $1,375,000 and $3,970,000, respectively. Revenues are comprised of product sales, license and royalty fees, and development contract revenues. The increases are principally due to higher product sales and license and royalty fees as discussed in more detail below.

                            Three Months Ended        Nine Months Ended
                               September 30,             September 30,
                            -------------------       ------------------
                                           (In Thousands)
                              1997         1996          1997         1996
                            --------     --------      --------     --------
Revenues:
 Product sales              $   576      $   433       $  2,336     $  1,317
 License and royalty fees       623          252          1,213          545
 Development contracts          176           69            421          209
                            --------     --------      --------     --------

       Total Revenues       $ 1,375      $   754       $  3,970     $  2,071
                            ========     ========      ========     ========

Product sales increased to $576,000 and $2,336,000, respectively, for the three and nine month periods ended September 30, 1997 from $433,000 and $1,317,000, respectively, in the comparable prior year periods. This increase was due primarily to introduction of Handwriter products into the retail channel through CompUSA in 1997 and an increase in Handwriter sales to the corporate market. Handwriter product sales increased $287,000 and $1,168,000, respectively, to $337,000 and $1,406,000, respectively, during the three and nine month periods ended September 30, 1997 compared to $50,000 and $238,000, respectively, in the comparable periods in 1996. Product sales by the Company's 90% owned Joint Venture were $241,000 and $930,000, respectively, for the three and nine month periods ended September 30, 1997 compared to $382,000 and $1,079,000, respectively, during the same periods last year.

Revenues from license and royalty fees for the three and nine month periods ended September 30, 1997 increased to $623,000 and $1,213,000, respectively, from $252,000 and $545,000, respectively, in the comparable prior periods in 1996. This increase was due to the release of deferred royalty revenues of approximately $519,000 and $902,000, respectively, for the three and nine month periods ended September 30, 1997, recognized on licensing agreements for which the Company had no further obligation to deliver additional software or services. In the comparable prior year periods, licensing and royalty revenues of approximately $164,000 and $250,000, respectively, were recognized on licensing agreements for which the Company had no further obligation to deliver additional software or services. Royalty revenues recognized on current product shipments by the Company's licensees increased by 17% and 5% to $104,000 and $311,000, respectively, for the three and nine month periods ended September 30, 1997 from $88,000 and $295,000, respectively, in the comparable prior year periods..

Development  contract  revenues  for the  three  and nine  month  periods  ended
September  30,  1997   increased   155%  and  101%  to  $176,000  and  $421,000,
respectively, compared to $69,000 and $209,000, respectively, in the comparable prior year periods. This increase was primarily due to $98,000 and $174,000 in development contracts revenues other than grant revenues received during the three and nine months ended September 30, 1997, respectively, compared to $10,000 in development contract revenues other than grant revenues earned during the nine month period of the prior year. Grant revenues from The National Science Foundation for basic research for the three and nine month periods ended September 30, 1997 was $79,000 and $247,000, respectively, compared to $59,000 and $155,000, respectively, during the comparable periods of the prior year.
Grant revenues from the US Government's National Institute of Standards and Technology ("NIST") was $90,000 in 1996. The NIST grant expired in April 1996.

Cost of Sales. Cost of sales comprises costs from product sales, licensing, royalty and other costs and costs from development contracts. Cost of product sales for the three and nine months ended September 30, 1997, consists primarily of cost of materials, approximately $134,000 and $692,000, respectively, of which is related to the hardware and software components involved in the system integration activities of the Joint Venture, compared to approximately $291,000 and $858,000, respectively, in the comparable prior year periods, with the remainder being related to costs of Handwriter product sales. Handwriter product cost of materials was approximately $279,000 and $1,221,000, respectively, for the three and nine months ended September 30, 1997 compared to approximately $46,000 and $180,000, respectively, in the comparable prior year periods. This increase in Handwriter product cost of sales is due to the increase in sales of the Handwriter products as mentioned above. Handwriter product gross margin increased to 17% during the three months ended September 30, 1997 from 8% in the comparable period of the prior year. This increase resulted from an increase in sales of the Company's new higher margin Handwriter Manta product by the retail channel in the third quarter of 1997. The Manta product was not available in quantity in 1996. For the nine month period ended September 30, 1997, Handwriter products gross margin decreased to 13% from 24% in the comparable period of the prior year. The decrease is due to the lower selling price experienced on Handwriter Classic products in the retail channel. The Handwriter Classic was not sold in the Retail Channel during 1996. Gross margin on product sales activities of the Joint Venture was 44% and 25%, respectively, during the three and nine months ended September 30, 1997 compared to 24% and 20%, respectively, in the prior year. License, royalties and other costs, which include procurement, warehousing, and related personnel in connection with sales of the Company's products, increased to $260,000 and $679,000, respectively, for the three and nine months ended September 30, 1997 compared to $95,000 and $309,000, respectively, for the comparable 1996 periods. This increase in License, royalty and other costs for the three and nine months ended September 30, 1997 related primarily to additional personnel costs of $70,000 and $188,000, respectively, and product fulfillment and other costs of $90,000 and $215,000, respectively, in connection with the launch and ongoing support of the Company's Handwriter(R) for Windows(R) product in the retail market in 1997. There were no comparable activities in the prior year. Costs incurred in connection with development contract revenue are expensed as incurred and increased 49% and 38% during the three and nine months ended September 30, 1997, respectively, as compared to the comparable periods of the prior year, commensurate with the increase in contract development revenues in 1997.

Research and development. Research and development expenses for the three and nine month periods ended September 30, 1997 increased by 50% and 41% to $585,000 and $1,656,000, respectively, as compared to $389,000 and $1,176,000, respectively, in the comparable periods of the prior year. The increases were primarily attributable to increases of approximately $155,000 and $337,000, respectively, in payroll and related costs, and $30,000 and $156,000, respectively, in professional services, facilities and other costs compared to the prior year. These increases are commensurate with the increase in personnel and the continued development of the Chinese recognizer and the development of the Handwriter MX and Handwriter fx products introduced into the retail channel late in the third quarter of the current year. The Company did not capitalize any software development costs in the three and nine month periods ended September 30, 1997 or 1996, respectively.

Sales and marketing. Sales and marketing expenses for the three and nine month periods ended September 30, 1997 increased 107% and 100% to $1,723,000 and $4,703,000, respectively, as compared to $833,000 and $2,350,000, respectively, in the comparable periods of the prior year. The increases were primarily due to increases of $250,000 and $979,000 respectively, in advertising and related expenses, and $314,000 and $666,000, respectively, in payroll and related expenses. Other costs, including facilities and related expenses, consulting services and other costs increased $326,000 and $708,000, respectively, during the three and nine month periods ended September 30, 1997 commensurate with additions in staffing. The increases in staffing and advertising expenses were primarily due to the introduction and ongoing support of the Company's Handwriter products in the retail channel during 1997, and continued marketing and sales efforts in the corporate channel.

General and administrative. General and administrative expenses for the three and nine month periods ended September 30, 1997 increased 20% and 12%, respectively, to $544,000 and $1,663,000, respectively, as compared to $454,000 and $1,483,000, respectively, in the comparable periods of the prior year. The increases were primarily attributable to increases of approximately $100,000 and $314,000, respectively, in professional fees and services related to the Company's financing activities and related obligations. These increases were partially offset by reductions in payroll and related costs of $57,000 and $161,000, respectively, during the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. These reductions were associated with the transfers of general and administrative staff to sales and marketing activities.

Interest income and other income (expense). Interest income and other income (expense) increased for the nine months ended September 30, 1997 due to a one time non-cash charge to expense of $484,000 for 300,000 warrants issued on March 28, 1997, and effective as of December 31, 1996, to holders constituting 100% of the issued and outstanding redeemable convertible preferred stock in exchange for the execution of a waiver to certain provisions of the registration rights agreement entered into in connection with the private placement of Preferred Stock in December 1996 (Note 5).

Interest expense. Interest expense decreased for the three and nine month periods ended September 30, 1997 compared to the prior year due to the pay-off of the pre-petition liabilities in the first quarter of 1997.

Liquidity and Capital Resources

At September 30, 1997, cash, cash equivalents and short-term investments totaled $2,095,000 compared to cash, cash equivalents and short-term investments of $11,325,000 at December 31, 1996. This decrease was primarily the result of $9,435,000 used in operating activities which included a net loss of $7,190,000 for the nine months ended September 30, 1997. Total current assets were $4,423,000 at September 30, 1997 compared to $12,420,000 at December 31, 1996.

Current liabilities, which include deferred revenue, were $3,184,000 at September 30, 1997. Deferred revenue, totaling $973,000 at September 30, 1997, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped or for which the Company has no further obligation to deliver additional software or services. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees.

For the nine months ended September 30, 1997, the Company's cash and cash equivalents decreased by approximately $9,181,000, from approximately $10,573,000 at the beginning of the period to approximately $1,392,000 due primarily to a cash used in operating activities of approximately $9,435,000 for the nine months ended September 30, 1997. As of September 30, 1997, the Company's cash, cash equivalents and short-term investments was $2,095,000. Although there is no assurance, the Company believes that the above mentioned funds, are adequate to meet projected working capital and other cash requirements for the next two months. The Company is currently seeking to raise additional funds from financing sources in order to meet its short-term requirements and expects to consummate a financing in November 1997. There can be no assurance that such financing will close, or if the financing does close, that such financing will be on favorable terms.

On October 16, 1997 the Company entered into an Account Receivable Financing Agreement whereby the Company may factor its Accounts Receivable. The maximum credit available to the Company under the agreement is $1,500,000 with an advance rate of 80% of eligible accounts receivable less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.5% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. As of November 7, 1997, the Company had financed approximately $396,000 of accounts receivable under this agreement and has approximately.$1,100,000 of additional financings available for future use.

In 1993, the Company formed the Joint Venture with The Ministry of Electronic Industries of Jiangsu Province (the "Ministry") of The People's Republic of China. The Joint Venture, Communication Intelligence Computer Corporation, Ltd. ("CICC"), is 90% owned by the Company at September 30, 1997. Under the provisions of the joint venture agreement, the Company may be required to contribute up to $5.4 million in cash to the Joint Venture and is required to provide it with nonexclusive licenses to technologies and certain distribution rights. The Ministry is required to contribute certain land use rights and provide other services to the Joint Venture. During the second quarter of 1997 the Company contributed technology licenses and $900,000 in cash to CICC. This contribution will help fund CICC's new Software Development Division, which was formed to create pencentric applications initially for the Chinese market. As of September 30, 1997, the Company had contributed a total of $1,800,000 in cash and had provided non-exclusive licenses to technology and certain distribution rights, while the Ministry had contributed certain land use rights and equipment. There can be no assurance that the Company will be able to fund the balance of any required cash contributions to the Joint Venture, that the Joint Venture will be successful in developing or selling integrated computer systems or other Company products to the Chinese market or that the Company will realize any significant benefits from its contributions to the Joint Venture.

Convertible Preferred Financing. In December 1996, the Company completed a private placement of 450,000 shares of Preferred Stock at $25.00 per share for $11,250,000. In connection with the transaction, the Company received $9,495,000 in cash and accepted for exchange, in lieu of cash, 390,000 shares of Common Stock for 70,200 shares of Preferred Stock. Each share of Preferred Stock is convertible by the holder into shares of Common Stock at any time after July 1, 1997, pursuant to a conversion formula based upon a discount from the effective market price of the Common Stock. In addition, all outstanding shares of Preferred Stock will automatically convert into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions, or later under certain circumstances. There is no limitation on the number of shares of Common Stock that the Company may be required to issue in connection with the Preferred Stock.

The exact number of shares of Common Stock issuable upon conversion of all of the outstanding Preferred Stock cannot currently be determined but, generally, such issuance's of Common Stock will vary inversely with the market price of the Common Stock. On November 7, 1997, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $1.62. per share. If the effective market price of the Common Stock on November 7, 1997 of $1.48 per share (as determined pursuant to the terms of the Preferred Stock) were used to determine the number of shares of Common Stock issuable upon the conversion of the outstanding Preferred Stock, the Company would be obligated to issue a total of approximately 7,043,152 shares of Common Stock assuming all of such currently outstanding shares of Preferred Stock were converted at such time. To the extent the effective market price per share of the Common Stock is lower or higher than $ 1.48 as of any date on which shares of Preferred Stock are converted, the Company would issue more or less shares of Common Stock than reflected in such estimate, and such difference could be material. As of November 7, 1997, a total of 109,730 shares of Preferred Stock have been converted in to an aggregate of 2,079,671 shares of the Company's Common Stock and an aggregate of 340,270 shares of Preferred Stock were outstanding.

Restrictions in Investor Agreement. In connection with the private placement in December 1996, the Company entered into an investor agreement with the purchasers of the Preferred Stock (the "Investor Agreement"). Subject to certain exceptions, until the Restrictive Covenant Termination Date (as defined below), the Investor Agreement prohibits or restricts the Company from, among other things, declaring or paying dividends or making distributions to holders of the Common Stock, repurchasing any Common Stock or other equity junior or on parity with the Preferred Stock, authorizing or issuing other equity securities senior to the Preferred Stock and incurring indebtedness other than for trade payables or a working capital facility not exceeding $10 million. In addition, until the Restrictive Covenant Termination Date, the Company is prohibited from offering or selling debt, shares of Common Stock or other equity securities (including convertible securities) other than in a bona-fide underwritten public offering, or from obtaining any financing from a third party, unless such transaction has been first offered to the holders of the Convertible Preferred. The term "Restrictive Covenant Termination Date" means, generally, the date which is the earlier of (a) January 31, 1998 or (b) the date on which all of the Preferred Stock has been converted.

Registration Rights; Default Payments. In connection with the Company's December 1996 private placement, the Company entered into a registration rights agreement with the holders of the Preferred Stock (the "Registration Rights Agreement") pursuant to which the Company agreed to file a Registration Statement on Form S-3 relating to the shares of Common Stock issuable upon conversion of the Preferred Stock by March 31, 1997 (the "1997 Registration Statement") and to use its best efforts to cause the 1997 Registration Statement to be declared effective by June 29, 1997 (the "Declaration Date"). In April 1997, the
Company's 1997 Registration Statement on Form S-3 for the offering by selling security holders of shares of Common Stock issuable upon conversion of or otherwise in respect to 450,000 shares of the Company's Preferred Stock and the exercise of warrants to purchase an aggregate of 637,000 shares of Common Stock was declared effective by the Securities and Exchange Commission. Beginning in July 1997, the Preferred Stock became eligible to be converted by the holders into shares of Common Stock. As of November 7, 1997, a total of 109,730 shares of Preferred Stock have been converted in to an aggregate of 2,079,671 shares of the Company's Common Stock and an aggregate of 340,270 shares of Preferred Stock were outstanding.

In the event the 1997 Registration Statement was not declared effective by the Declaration Date, the Company agreed to pay to each holder of Preferred Stock a default payment in cash (the "Default Payment") in an amount equal to 3% of the liquidation preference for the Preferred Stock held for any part of each 30-day period subsequent to the Declaration Date until the 1997 Registration Statement was declared effective. The Company also agreed to make a similar Default Payment to the holders of Preferred Stock in the event that (i) the Company fails, refuses or is unable to cause the securities covered by the 1997 Registration Statement to be listed on the exchange on which the Common Stock is then traded, (ii) any holder's ability to sell the securities covered by the 1997 Registration Statement is suspended for more than 60 days in the aggregate, or at any time during the months of December 1997 or January 1998, or (iii) the Company does not have a sufficient number of shares of Common Stock available to effect conversion of the Preferred Stock. The Default Payments must be made by the Company each month until the condition or event causing the payment to be made no longer exists.

Dividends. The Preferred Stock entitles the holders thereof to receive cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually, when payable, whether or not declared. Dividends may be paid at the Company's option in cash or additional shares of Preferred Stock.

Waiver; Additional Warrant Issuance. In March 1997, the Company and all of the holders of the Preferred Stock executed a waiver (the "Waiver") in connection with the Company's obligations to comply with redemption provisions contained in the Registration Rights Agreement. Pursuant to the Waiver, each holder of the Preferred Stock irrevocably waived the Company's obligations to comply with provisions in the Registration Rights Agreement which would have obligated the Company to redeem the Preferred Stock (or shares of Common Stock issuable upon conversion of, or otherwise in respect to, the Preferred Stock) and, in consideration therefor, the Company (a) issued to the holders (on a pro rata basis) in accordance with the terms thereof, warrants to purchase 300,000 shares of Common Stock (subject to adjustments), with an exercise price of $2.00 per share, (b) waived its rights to request that the holders of the Preferred Stock receive any Default Payments in additional shares of Preferred Stock and (c) agreed that the holders of Preferred Stock may convert their shares into shares of Common Stock at approximately 72% of the effective market price of the Common Stock in the event a change in control transaction occurs prior to February 1998, or later under certain circumstances. As a result of the Waiver, the shares of Preferred Stock which were classified as redeemable securities at December 31, 1996 were reclassified as Preferred Stock commencing as of March 31, 1997 and, as such, were included in stockholders' equity commencing as of March 31, 1997.

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

Future Results and Stock Price

The Company's future earnings and stock price may be subject to significant volatility. The stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including at times severe price changes that are unrelated or disproportional to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuation in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

Certain statements contained in this Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following (1) technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the company; and (4) General economic and business conditions and the availability of sufficient financing.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

         (b)       Exhibit 27,   Financial Data Schedule

(b) Reports on Form 8-K:.

         (c) On September 22, 1997, the Company filed a Current Report on Form 8-K(dated September 11, 1997) under Item 5, Other Events, reporting the engagement of Gerard Klauer Mattison & Co., Inc. ("GKM') to provide financial advisory services to the Company on an exclusive basis for a one year period, and the engagement of Swartz & Associates, Inc. to assist in the Company's in its search for a new Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 COMMUNICATION INTELLIGENCE CORPORATION
                               -----------------------------------------
                                              Registrant



     November 13, 1997                      /s/ Francis V. Dane
---------------------------    -----------------------------------------------
            Date                               Francis V. Dane
                                  Vice President, Secretary and Treasurer
                                  (Principal Financial Officer and Officer
                                Authorized to Sign on Behalf of the Registrant)