Form 10-Q/A
period 1997-03-31
COMMUNICATION INTELLIGENCE CORP
filed 1998-01-07
CIK 727634

Communication Intelligence Corporation
                                and Subsidiaries

                                    FORM 10-Q/A




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A


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

 This Quarterly Report on Form 10-Q/A contains 15 pages of which this is page 1.

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

                  (a)      Exhibits........................................14

                  (b)      Reports on Form 8-K.............................14

         Signatures........................................................15

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                    Unaudited
                                 (In Thousands)

                                                           March 31,   Dec. 31,
Assets                                                       1997        1996
                                                           ---------   ---------
Current assets:                                            (Restated)
   Cash and cash equivalents ...........................   $  5,164    $ 10,573
   Short-term investments ..............................      2,481         752
   Accounts receivable, net ............................        656         376
   Inventories .........................................        845         529
   Other current assets ................................        246         190
                                                           ---------   ---------
      Total current assets .............................      9,392      12,420

Note receivable from officer ...........................        210         210
Property and equipment, net ............................        582         537
Other assets ...........................................        468         336
                                                           ---------   ---------

      Total assets .....................................   $ 10,652    $ 13,503
                                                           =========   =========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable ....................................   $    424    $    367
   Pre-petition liabilities - current ..................          -         878
   Accrued compensation ................................        343         339
   Other accrued liabilities ...........................        548         546
   Deferred revenue ....................................      1,835       2,006
                                                           ---------   ---------
      Total current liabilities ........................      3,150       4,136

Other liabilities ......................................         20          32

Redeemable convertible preferred stock (Note 4) ........          -       9,417
Convertible preferred stock (Note 4) ...................          5           -
Common stock ...........................................        420         419
Additional paid-in capital .............................     64,054      54,015
Accumulated deficit ....................................    (56,793)    (54,347)
Cumulative foreign currency translation adjustment .....       (204)       (169)
Commitments  (Note 3)
                                                           ---------   ---------

      Total liabilities, redeemable securities,
      convertible preferred and common stockholders'
      equity (Note 4) ..................................   $ 10,652    $ 13,503
                                                           =========   =========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                                      Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                       1997        1996
                                                    ---------    ---------
Revenues:                                           (Restated)
     Product ......................................   $    765         417
     License and royalty ..........................        272         131
     Development contracts ........................        161          91
                                                      --------    --------

                                                         1,198         639

Operating costs and expenses:
     Cost of sales
         Product ..................................        635         329
         License, royalty and other costs .........        169         103
         Development contracts ....................         97          91
     Research and development .....................        476         357
     Sales and marketing ..........................      1,400         714
     General and administrative ...................        429         494
                                                      --------    --------

         Total operating costs and expenses .......      3,206       2,088
                                                      --------    --------

Loss from operations ..............................     (2,008)     (1,449)

Interest and other income (expense) net, (Note 4) .       (421)         80

Interest expense ..................................        (17)        (79)
                                                      --------    --------

         Net loss .................................     (2,446)     (1,448)

         Embedded yield on preferred stock ........     (2,188)          -

         Preferred stock dividend .................       (141)          -
                                                      --------    --------

         Net loss applicable to common stockholders     (4,775)     (1,448)
                                                      ========    ========

         Net loss per common share ................   $  (0.11)   $  (0.04)
                                                      ========    ========

         Weighted average common shares outstanding     44,521      40,140
                                                      ========    ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                         Three Months Ended
                                                             March 31,
                                                        ----------------------
                                                        ---------   ----------
                                                          1997         1996
                                                        ---------   ----------
Cash flows from operating activities:                   (Restated)
Net loss ..............................................  $ (2,446)   $ (1,448)
Adjustments to reconcile net loss to net cash
used for operating activities:
   Depreciation and amortization ......................        47          74
   Warrant issuance ...................................       484           -
   Stock options issued for services ..................        46           -
   Net (increase) decrease in operating assets
   and liabilities:
      Accounts receivable .............................      (280)        189
      Inventories .....................................      (337)        (74)
      Prepaid expenses and other current assets .......       (57)         67
      Accounts payable and accrued compensation .......        61        (249)
      Deferred revenues ...............................      (172)        (96)
      Pre-petition liabilities ........................      (878)       (762)
      Other accrued liabilities .......................        (6)       (169)
                                                          --------    --------


         Net cash used in operating activities ........    (3,538)     (2,468)
                                                          --------    --------

Cash flows from investing activities:
     Proceeds from sale of short-term investments .....     3,000       2,062
     Purchase of short-term investments ...............    (4,729)     (3,029)
     Acquisition of property and equipment ............       (79)        (70)
     Increase in other assets .........................      (127)        (54)
                                                          --------    --------

         Net cash used in investing activities ........    (1,935)     (1,091)
                                                          --------    --------

Cash flows from financing activities:
     Principal payments on short-term debt ............         -         (30)
     Principal payments on capital lease obligations ..        (4)         (9)
     Proceeds from issuance of common stock ...........       102         120
                                                          --------    --------

         Net cash provided by financing activities ....        98          81
                                                          --------    --------

Effect of exchange rate changes on cash ...............       (34)        (46)
                                                          --------    --------

Net decrease in cash and cash equivalents .............    (5,409)     (3,524)
Cash and cash equivalents at beginning of quarter .....    10,573       5,924
                                                          ========    ========

Cash and cash equivalents at end of quarter ...........  $  5,164    $  2,400
                                                          ========    ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1997        1996
                                                     ---------    ---------
Schedule of non-cash transactions:                   (Restated)
  Embedded yield on preferred stock                  $  (2,188)   $       -
                                                      =========    =========

  Preferred stock dividend                           $    (141)   $       -
                                                      =========    =========

  Reclassification of current note receivable from
  officer to non-current                             $       -    $     210
                                                      =========    =========

                     Communication Intelligence Corporation
                                and Subsidiaries
                                    FORM 10-Q/A



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

     Financial statement restatement

          The Company's Form 10-Q for the quarter ended March 31, 1997 has been restated to reflect the non-cash charge for the embedded yield on the convertible preferred stock resulting from the discounted conversion feature provided on such stock and the cumulative dividends of $1.25 per share , per annum, on outstanding shares of convertible preferred stock. The Company beleives the restatement of the March 31, 1997 quarterly results is in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the quarter ended March 31, 1997 was to increase the net loss applicable to common stockholders by $2,329,000 from $2,446,000 to $4,775,000 and to increase net loss per common share by $0.6 from $.05 to $0.11. The restatement has no effect on the Company's cash position at March 31, 1997.

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

          The holders of the convertible preferred stock may convert their shares into shares of Common Stock at between 72% and 85% of the effective market price of the Common Stock at the date of conversion. The convertible preferred stock may be converted by the holders into shares of Common Stock at any time beginning July 1, 1997.

          The convertible preferred stock entitles the holders thereof to receive cumulative dividends on each shares are the rate of $1.25 per share per annum, compounded semi-annually, when payable, whether or not declared. Dividends may be paid at the Company's option in cash or additional shares of convertible preferred stock.

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

5. Recent Accounting  Pronouncement

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced is replaced by basic earnings per share and fully diluted earnings per share is replaced with diluted earnings per share. If the Company had adopted this statement for the quarter ended March 31, 1997 and for the comparable period in the prior year, the Company's loss per share would have been as follows:

                                                   Three Months Ended March 31,
                                                        1997           1996
                                                      --------       --------
                                                     (Restated)
                                                           (in thousands)
                        Basic loss per share .       $  (0.11)       $  (0.04)
                        Diluted loss per share       $  (0.11)       $  (0.04)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company has restated the previously issued financial results for the three months ended March 31, 1997. The Company's financial results have been restated to reflect the non-cash charge for the embedded yield on convertible preferred stock resulting from the discount conversion feature provided on such stock and cumulative dividends on the convertible preferred stock. The Company beleives the restatement of the March 31, 1997 quarterly results is in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item 1 of this Form 10-Q/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's 1996 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

          Sales and marketing. Sales and marketing expenses for the three month period ended March 31, 1997 increased 96% to $1,400,000 as compared to $714,000 in the comparable period of the prior year. This increase was primarily due to increases of $374,000 in advertising and related expenses, and $233,000 in payroll and related expenses. Other costs including facilities and related expenses increased $49,000 commensurate with additions in staffing. The increases in staffing and advertising expenses were primarily due to the introduction and support of the Company's Handwriter products into the retail channel during the first quarter of 1997, and continued marketing and sales efforts in the corporate channel.

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

          Embedded yield on preferred stock. The embedded yield on preferred stock results from the discount feature provided on conversion of the convertible preferred stock into Common Stock. The embedded yield totaling $4,376,000 will be recognized from the issuance date through July 1, 1997, the date upon which the preferred sock becomes convertible.

          Preferred stock dividend. The preferred stock dividend relates to cumulative dividends of $1.25 per share per annum, compounded semi-annually, when payable, whether or not declared, on the convertible preferred stock.

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

         Exhibit 27, Financial Data Schedule.

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




                     COMMUNICATION INTELLIGENCE CORPORATION
          -------------------------------------------------------------
                                   Registrant



  January 6, 1998                            /s/ Craig M. Hutchison
----------------------            ---------------------------------------------
      Date                                      Craig M. Hutchison
                                  (Principal Financial Officer and Officer Duly
                                 authorized to Sign on Behalf of the Registrant)