Form 10-Q/A
period 1997-06-30
COMMUNICATION INTELLIGENCE CORP
filed 1998-01-07
CIK 727634

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

 This Quarterly Report on Form 10-Q/A contains 17 pages of which this is page 1.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                    FORM 10-Q/A

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                  Page No.

         Condensed Consolidated Balance Sheets at June 30, 1997 and
            December 31, 1996 (Unaudited)...................................3

         Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996
            (Unaudited).....................................................4

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
Current assets:                                            (Restated)
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
                                                            ========    ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
Revenues:                             (Restated)            (Restated)
     Product ........................ $    995   $    467   $  1,760   $    884
     License and royalty ............      318        162        590        293
     Development contracts ..........       84         49        245        140
                                       --------   --------   --------   --------

              Total revenues ........    1,397        678      2,595      1,317

Operating costs and expenses:
     Cost of sales:
        Product .....................      786        329      1,421        687
        License, royalty and other
           costs ....................      250        111        419        214
        Development contracts .......       84         49        181        140
     Research and development .......      595        459      1,071        787
     Sales and marketing ............    1,580        803      2,980      1,517
     General and administrative .....      690        535      1,119      1,029
                                       --------   --------   --------   --------

           Total operating costs
               and expenses .........    3,985      2,286      7,191      4,374
                                       --------   --------   --------   --------

Loss from operations ................   (2,588)    (1,608)    (4,596)    (3,057)

Interest income and other income
  (expense) net, (Note 5) ...........       53         75       (368)       155

Interest expense ....................       (4)       (18)       (21)       (97)
                                       --------   --------   --------   --------

         Net loss ...................   (2,539)    (1,551)    (4,985)    (2,999)

         Embedded yield on
            preferred stock .........   (2,188)        --     (4,376)        --

         Preferred stock dividend ...     (141)        --       (282)        --
                                       --------   --------   --------   --------

         Net loss applicable to
            common stockholders ..... $ (4,868)  $ (1,551)  $ (9,643)  $ (2,999)
                                       ========   ========   ========   ========

         Net loss per common share .. $  (0.11)  $  (0.04)  $  (0.22)  $  (0.07)
                                       ========   ========   ========   ========

         Weighted average common
              shares outstanding ....   44,871     40,925     44,713     40,533
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
Cash flows used in operating activities:               (Restated)
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
                                                        ========    ========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                        1997        1996
                                                     ---------    ---------
Schedule of non-cash transactions:                   (Restated)
  Embedded yield on preferred stock                  $  (4,376)   $       -
                                                      =========    =========

  Preferred stock dividend                           $    (282)   $       -
                                                      =========    =========

  Reclassification of current note receivable from
  officer to non-current                             $       -    $     210
                                                      =========    =========

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                                    FORM 10-Q/A

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

          Financial statement restatement

               The Company's Form 10-Q for the quarter ended June 30, 1997 has been restated to reflect the non-cash charge for the embedded yield on the convertible preferred stock resulting from the discounted conversion feature provided on such stock and the cumulative dividends of $1.25 per share , per annum, on outstanding shares of convertible preferred stock. The Company beleives the restatement of the June 30, 1997 three and six month results are in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the three months ended June 30, 1997 was an increase in the net loss applicable to common stockholders of $2,329,000 from $2,539,000 to 4,868,000 and an increase net loss per common share by $.05 from $.06 to $0.11. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the six months ended June 30, 1997 was an increase in the net loss applicable to common stockholders of $4,658,000 from $4,985,000 to $9,643,000 and an increase in net loss per common share of $0.11 from $0.11 to $0.22. The restatement has no effect on the Company's cash position at June 30, 1997.

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

                                      Three Months Ended      Six months Ended
                                           June 30,               June 30,
                                      -------------------   -------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                     (Restated)            (Restated)
            Basic loss per share .   $  (0.11)  $  (0.04)  $  (0.22)  $  (0.07)
            Diluted loss per share   $  (0.11)  $  (0.04)  $  (0.22)  $  (0.07)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has restated the previously issued financial results for the three and six months ended June 30, 1997. The Company's financial results have been restated to reflect the non-cash charge for the embedded yield on convertible preferred stock resulting from the discount conversion feature provided on such stock and cumulative dividends on the convertible preferred stock. The Company beleives the restatement of the June 30, 1997 three and six month results is in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item 1 of this Form 10-Q/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's 1996 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Cost of Sales. Cost of sales comprises costs from product sales, licensing, royalty and other costs and costs from development contracts. Cost of product sales for the three and six months ended June 30, 1997, consists primarily of cost of materials, approximately $323,000 and $558,000, respectively, of which is related to the hardware and software components involved in the system integration activities of the Joint Venture, compared to approximately $334,000 and $567,000, respectively, in the comparable prior year periods, with the remainder being related to costs of Handwriter product sales. Handwriter product cost of materials was approximately $542,000 and $942,000, respectively, for the three and six months ended June 30, 1997 compared to approximately $39,000 and $134,000, respectively, in the prior year periods. Handwriter products gross margin increased to 25% during the three months ended June 30, 1997 from 20% in the comparable period of the prior year. This increase resulted from an increase in corporate sales of the Company's new higher margin Handwriter Manta product which was not available in 1996. For the six month period ended June 30, 1997, Handwriter products gross margin decreased to 22% from 28% in the comparable period of the prior year. The decrease is due to the lower margins experienced on Handwriter products in the retail channel. Gross margin on product sales activities of the Joint Venture was 22% and 19%, respectively, during the three and six months ended June 30, 1997 compared to 20% and 19%, respectively, in the prior year. License, royalties and other costs, which include procurement, warehousing, and related personnel in connection with sales of the Company's products, increased to $250,000 and $419,000, respectively, for the three and six months ended June 30, 1997 compared to $111,000 and $214,000, respectively, for the comparable 1996 periods. This increase in other costs for the three and six months ended June 30, 1997 related primarily to additional personnel costs of $75,000 and $117,000, respectively, and product fulfillment and other costs of $82,000 and $127,000, respectively, in connection with the launch of the Company's Handwriter(R) for Windows(R) product in the retail market in 1997. There were no comparable activities in the prior year.. Costs incurred in connection with development contract revenue are expensed as incurred and increased 71% and 29% during the three and six months ended June 30, 1997 as compared to the comparable periods of the prior year, commensurate with the increase in contract development revenues in the first and second quarters of 1997.

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

Embedded yield on preferred stock. The embedded yield on preferred stock results from the discount feature provided on conversion of the convertible preferred stock into Common Stock. The embedded yield totaling $4,376,000 will be recognized from the issuance date through July 1, 1997, the date upon which the preferred stock becomes convertible.

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

Certain statements contained in this Form 10-Q/A, include without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual Company results to differ materially from expectations. Such factors include the following (1) technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; and (3) the Company's inability to protect its trade secrets or other proprietary rights, operate with out infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the company.

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

                                                                 Broker
         Name                    For          Withheld    Non-votes   Abstain
-----------------------       ----------      --------   -----------  --------

George P. Clayson, III        39,602,768       418,544       None       None
James Dao ............        39,566,568       454,744       None       None
L. Michael McFarland .        39,511,013       510,299       None       None
Philip Sassower ......        39,595,568       425,744       None       None
Dr. Donald R. Scheuch         39,587,118       434,194       None       None
C. B. Sung ...........        39,579,068       442,244       None       None

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