Form 10-Q/A
period 1997-09-30
COMMUNICATION INTELLIGENCE CORP
filed 1998-01-07
CIK 727634

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

This Quarterly Report on Form 10-Q/A contains 19 pages of which this is page 1.

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
Current assets:                                   (Restated)
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
                                                  ============     ===========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      --------------------   ------------------
                                         1997       1996       1997       1996
                                      ---------  --------    -------   --------
Revenues:                             (Restated)            (Restated)
  Product                               $  576     $ 433    $ 2,336    $ 1,317
  License and royalty                      623       252      1,213        545
  Development contracts                    176        69        421        209
                                       --------  --------   --------   --------

           Total revenues                1,375       754      3,970      2,071

Operating costs and expenses:
  Cost of sales:
     Product                               358       351      1,779      1,038
     License, royalty and other costs      260        95        679        309
     Development contracts                 159       107        340        247
  Research and development                 585       389      1,656      1,176
  Sales and marketing                    1,723       833      4,703      2,350
  General and administrative               544       454      1,663      1,483
                                       --------  --------   --------   --------

        Total operating costs
            and expenses                 3,629     2,229     10,820      6,603
                                       --------  --------   --------   --------

Loss from operations                    (2,254)   (1,475)    (6,850)    (4,532)

Interest income and other income
  (expense) net, (Note 5)                   56        78       (312)       233

Interest expense                            (7)      (25)       (28)      (122)
                                       --------  --------   --------   --------

        Net loss ...................    (2,205)   (1,422)    (7,190)    (4,421)

         Embedded yield on
            preferred stock .........       --        --     (4,376)        --

         Preferred stock dividend ...     (141)       --       (423)        --
                                       --------   --------   --------   --------

         Net loss applicable to
            common stockholders ..... $ (2,346)  $ (1,422) $(11,989)   $(4,421)
                                       ========   ========  =========   ========
      Net loss per common share       $  (0.05)  $ (0.03)  $  (0.27)   $ (0.11)
                                       ========  ========   ========   ========

      Weighted average common
           shares outstanding           45,200    41,951     44,876     41,011
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
Cash flows used in operating activities:              (Restated)
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
                                                       ==========    ==========

                    Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                     ----------------------
                                                        1997        1996
                                                     ---------    ---------
Schedule of non-cash transactions:                   (Restated)
  Embedded yield on preferred stock                  $  (4,376)   $       -
                                                      =========    =========

  Preferred stock dividend                           $    (423)   $       -
                                                      =========    =========

  Reclassification of current note receivable from
  officer to non-current                             $       -    $     210
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

     The Company's Form 10-Q for the quarter ended September 30, 1997 has been restated to reflect the non-cash charge for the embedded yield on the convertible preferred stock resulting from the discounted conversion feature provided on such stock and the cumulative dividends of $1.25 per share , per annum, on outstanding shares of convertible preferred stock. The Company believes the restatement of the September 30, 1997 three and six month results are in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the three months ended September 30, 1997 was an increase in the net loss applicable to common stockholders of $141,000 from $2,205,000 to $2,346,000. This had no effect on the net loss per common share for the three months ended September 30, 1997 The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the nine months ended September 30, 1997 was an increase in the net loss applicable to common stockholders of $4,799,000 from $7,190,000 to $11,989,000 and an increase in net loss per common share of $0.11 from $0.16 to $0.27. The restatement has no effect on the Company's cash position at September 30, 1997.

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

     The holders of the convertible preferred stock may convert their shares into shares of Common Stock at between 72% and 85% of the effective market price of the Common Stock at the date of conversion. The convertible preferred stock became convertible by the holders into shares of Common Stock beginning July 1, 1997.

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

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                 ------------------    -----------------
                                   1997      1996        1997      1996
                                 ------------------    -----------------
                                (Restated)            (Restated)
      Basic loss per share       $(0.05)   $(0.03)     $(0.27)   $(0.11)
      Diluted loss per share     $(0.05)   $(0.03)     $(0.27)   $(0.11)


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

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                                    FORM 10-Q/A

                                                        11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has restated the previously issued financial results for the three and nine months ended September 30, 1997. The Company's financial results have been restated to reflect the non-cash charge for the embedded yield on convertible preferred stock resulting from the discount conversion feature provided on such stock and cumulative dividends on the convertible preferred stock. The Company beleives the restatement of the September 30, 1997 three and nine month results is in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I- Item 1 of this Form 10-Q/A and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's 1996 Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Embedded yield on preferred stock. The embedded yield on preferred stock results from the discount feature provided on conversion of the convertible preferred stock into Common Stock. The embedded yield totaling $4,376,000 will be recognized from the issuance date through July 1, 1997, the date upon which the preferred stock became convertible.

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

Certain statements contained in this Form 10-Q/A, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following (1) technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the company; and (4) General economic and business conditions and the availability of sufficient financing.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

          Exhibit 27,   Financial Data Schedule.

(b) Reports on Form 8-K:

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