Form 10-K
period 1997-12-31
COMMUNICATION INTELLIGENCE CORP
filed 1998-03-31
CIK 727634

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-19301
                            ------------------------

                     COMMUNICATION INTELLIGENCE CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                              94-2790442
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

    275 SHORELINE DRIVE, SUITE 500            (650) 802-7888
      REDWOOD SHORES, CALIFORNIA          (Registrant's telephone      94065
    (Address of principal executive       number, including area    (Zip Code)
               offices)                            code)

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

Yes_X_  No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 23, 1998 was approximately $39,984,065, based on the closing sale price of $1.1563 on such date, as reported by the Nasdaq SmallCap Market-Registered Trademark-.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes_X_  No___

   The number of shares of Common Stock outstanding as of March 23, 1998 was
                                  48,600,552.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders, expected to be held on June 1, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

    A list of Exhibits to this Annual Report on Form 10-K begins on page 42.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    COMMUNICATION INTELLIGENCE CORPORATION*

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           1
Item 1. Business...........................................................................................           1
Item 2. Properties.........................................................................................           7
Item 3. Legal Proceedings..................................................................................           7
Item 4. Submission of Matters to a Vote of Security Holders................................................           7

PART II....................................................................................................           8
Item 5. Market For Registrant's Common Equity and Related Stockholder Matters..............................           8
Item 6. Selected Financial Data............................................................................          10
Item 7. Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................................................          11
Item 8. Financial Statements and Supplementary Data........................................................          19
Item 9. Changes in and Disagreements with Accountants on Accounting
  and Financial Disclosure.................................................................................          41

PART III...................................................................................................          41
Item 10. Directors and Executive Officers of the Registrant................................................          41
Item 11. Executive Compensation............................................................................          41
Item 12. Security Ownership of Certain Beneficial Owners and Management....................................          41
Item 13. Certain Relationships and Related Transactions....................................................          41

PART IV....................................................................................................          42
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................          42

------------------------

* CIC-Registered Trademark- and its logo, Handwriter-Registered Trademark-, MacHandwriter-Registered Trademark-, PenDOS-Registered Trademark-, PenMAC-Registered Trademark-, INKshrINK-Registered Trademark-, Creativity Tools-Registered Trademark- and YPad-Registered Trademark- are registered trademarks of the Company. JOT-TM-, QuickNotes-TM-, Quick Notes-TM- Pro, HRS-TM-, PenX-TM-, SigCheck-TM-, InkSentry-TM-, INKTOOLS-TM-, SIGVIEW-TM- and Manta-TM- are trademarks of the Company. Applications for registration for various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. All other trademarks or brand names appearing in this Annual Report on Form 10-K are the property of their respective holders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Communication Intelligence Corporation (the "Company" or "CIC") develops, markets and licenses pen-input and biometric security software and technologies for the computer, consumer electronics and communication markets. The Company's products include multi-lingual character recognition software (JOT-TM- and Handwriter-Registered Trademark- Recognition System), signature verification software and biometric security development tools (SigCheck-TM- and InkTools-TM-), and electronic ink compression and electronic note-taking software (INKshrINK-Registered Trademark- and QuickNotes-TM-). CIC's products are designed to increase the ease of use, functionality and security of a variety of electronic devices from desktop PCs to smart cellular phones.

    CIC is a technology leader in the growing market for pen-input and biometric security software products. The Company is a leading supplier of pen computing technologies, and currently has license agreements with more than twenty hardware and software companies including Casio, Compaq, Fujitsu, Microsoft, Mitsubishi, NEC, Nortel, (Northern Telecom), Symbol Technologies and Toshiba. In addition, CIC has software distribution agreements with Annasoft Systems, Hewlett Packard, Mobile Planet and MobileSoft.

    In the fourth quarter of 1997, CIC hired Mr. Guido DiGregorio as its new President and COO. Mr. DiGregorio has refocused the Company's business from a combined hardware-software approach to a strategy based primarily on software sales. The Company expects this change in strategy to allow for a significant reduction in projected operating expenses for 1998 compared to 1997. The Company has introduced cost-cutting measures which are designed to reduce expenses without negatively impacting sales growth potential. This new strategy is expected to accelerate the growth and development of net revenues.

    The Company's new business strategy is two-pronged: (1) accelerate license revenue growth of its pen-input software through its handheld PC, smart phone and PC peripheral licensees, and (2) develop enterprise solution sales by establishing relationships with systems integrators, value added resellers and independent software vendors to increase the markets for CIC's biometric security software in regulatory and security sensitive industries. The Company's core philosophy is to leverage the capital, sales forces and existing markets of its larger partners to establish and expand the market for CIC's products and technology.

    The Company owns 90% of a joint venture in the People's Republic of China (the "Joint Venture"). The Joint Venture was formed to take advantage of the large potential market for pen-input software, particularly Chinese character recognition software, in China. The Chinese written language is comprised of more than 10,000 written characters, making it extremely difficult and inefficient to perform computer input with a keyboard. With CIC's Chinese character recognition software, Chinese characters can be entered into a computer with an electronic pen, naturally and easily. The Joint Venture currently provides systems integration services to Chinese businesses, government users and other joint ventures in the People's Republic of China and is seeking strategic industry partners to market and distribute CIC's Chinese language pen-input products.

HISTORY

    The Company was initially incorporated in Delaware in October 1986 as a wholly-owned subsidiary of a predecessor corporation (with the same name). The Company has one wholly-owned operating subsidiary, CIC Japan, Inc. ("CIC Japan"), incorporated in Japan in February 1984, and a 90%-owned joint venture, Communication Intelligence Computer Corporation, Ltd., with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China. The Joint Venture was formed in China in September 1993. In December 1997, the Company closed its sales office in Japan but will continue software licensing and technical support activities in Japan from the United States.

    In each year since its inception, the Company has incurred losses. In July 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of San Francisco primarily to restructure the Company and its debt. On November 14, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization (the "Plan"), and the Company emerged from bankruptcy. The Plan provided for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Creditors were paid in three approximately equal installments in February 1995, 1996, and 1997, respectively. In addition, under the Plan each holder of the Company's then outstanding shares of common stock or convertible preferred stock received one unit, which consisted of two shares of Common Stock and one Common Stock purchase warrant, with an exercise price of $0.50 per share, in exchange for each two shares of convertible preferred or common stock. All unexercised warrants issued pursuant to the Plan expired in December 1994. Since July 1994, the Company has consummated a number of debt and equity financings. For further information concerning these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

CORE TECHNOLOGIES

    The Company offers a wide range of software products for pen-based computing, based on the Company's core handwriting recognition and related technologies. The Company's core technologies are classified into two broad categories: "Natural Input Technologies" and "Transaction and Communication Enabling Technologies."

    NATURAL INPUT TECHNOLOGIES. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen as the sole input device or in conjunction with a keyboard. The pen eliminates the need for a mouse as a navigational device. The Company believes that pen-input enhances productivity and creativity because it is a more natural means of input, facilitates editing and screen navigation, and reduces the risk of repetitive stress illness.

    TRANSACTION AND COMMUNICATION ENABLING TECHNOLOGIES. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for protecting electronic transactions, electronic files and private communications. CIC believes that these technologies offer more efficient methods to conduct transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, data compression and pen-operating environments.

PRODUCTS

    CIC's key products include the following:

    - Handwriter-Registered Trademark- and JOT-TM- (character recognition software)

    - SigCheck-TM- (dynamic signature verification software)

    - INKshrINK-Registered Trademark- (electronic ink data compression software)

    - INKTOOLS-TM- (application development tools)

    - QuickNotes-TM- (electronic note-taking software)

    - PenX-TM- (pen-input operating environment for Windows-Registered Trademark- '95 and NT)

    - CIC Speller (provides universal spell checking in all Windows-Registered Trademark- CE 2.0 applications)

    Character recognition software analyzes the movement of an electronic pen and converts these movements into the "ASCII" character text input by a keyboard, allowing the pen to replace the keyboard for many computer uses. This software is especially useful for portable electronic devices which are too small to employ a keyboard, for people who have repetitive stress illness, and for the input of ideographic script characters such as those used in written Chinese and Japanese.

    Dynamic signature verification software analyzes the image, speed, angle and acceleration of a person's electronic signature. This analysis is a simple, inexpensive, but extremely effective biometric security check. The numerous possible commercial applications for this type of software include use as a security device for electronic commercial transactions, electronic forms and computer file and network security.

    Electronic ink is used to fill out electronic forms, mark-up electronic documents without printing a hard copy, and make electronic sketches and drawings. However, electronic ink is a data type that is made up of pixels, not text characters, and, unless compressed, takes up large amounts of computer memory. Electronic ink compression software compresses and decompresses electronic ink quickly and efficiently. This facilitates the storage and transmission of electronic ink in a compressed state, which reduces transmission time and the amount of computer memory necessary for storage, thus decreasing the cost of use. Decompression is almost instantaneous, allowing for accurate visual presentation on computer display screens without annoying delays.

    The Company's products are marketed as either OEM licensed products or enterprise solution products.

    OEM LICENSED PRODUCTS. CIC currently licenses software products for Windows-Registered Trademark- 3.x, Windows-Registered Trademark- '95 and Windows-Registered Trademark- NT operating systems, as well as for the new Windows-Registered Trademark- CE operating system for handheld PCs and palm PCs. The Company's Handwriter-Registered Trademark- Recognition System (HRS-TM-) is licensed for portable PCs utilizing the Windows-Registered Trademark- 3.x and Windows-Registered Trademark- '95 operating systems, and is primarily used for field force automation and in pen-input PC peripherals for desktop use. JOT-TM-, QuickNotes-TM- and CIC Speller are licensed primarily for the new, smaller classes of handheld PCs and palm PCs such as those that utilize the Windows-Registered Trademark- CE operating system and handheld communicators such as smart phones.

    JOT-TM- 2.0 has been updated for Windows-Registered Trademark- CE 2.0. Other features in this new release include an on-screen keyboard, boxed mode recognition capability and an animated tutorial. CIC has also developed a scaled down version of JOT-TM- which is bundled in Microsoft's CE operating system for palm PCs.

    QuickNotes-TM-, CIC's note-taking application for
Windows-Registered Trademark- CE, was also updated for Windows-Registered Trademark- CE 2.0 and is currently available. QuickNotes-TM-Pro now allows the user to print, fax and e-mail directly from QuickNotes-TM-, and also includes the desktop companion, a full-featured note-taker for the desktop PC.

    In December 1997, the Company announced its first OEM license agreement for JOT-TM- and INKshrINK-Registered Trademark- to be used in a new wireless communication device that could be categorized as a "smart phone," a product that combines the voice communication capability of a digital cellular telephone with the data capabilities of a handheld PC.

    ENTERPRISE SOLUTION PRODUCTS. CIC offers several products targeted for the markets in the regulatory and security sensitive industries which require workflow automation solutions, such as electronic form filing and network communication. For these markets, CIC offers several products including INKTOOLS-TM-, a high performance Windows-Registered Trademark- ('95 and NT) software developer's kit for implementing systems using electronic ink and handwritten signatures. INKTOOLS-TM- provides electronic ink capture and display, signature verification and electronic ink compression. INKTOOLS-TM- 2.0 is a new release which incorporates ActiveX technology and enhanced Visual Basic support for CIC's primary developer's tool kit, allowing signature capture and verification within computer applications.

    In 1997, CIC also developed PenX-TM-, a program for Microsoft's new Pen Extensions-TM- operating environment for pen input. PenX-TM- fulfills the need for 32 bit pen services for Microsoft Windows-Registered Trademark- '95 and NT. Utilizing PenX-TM-, software developers can now build true 32 bit pen-input applications.

    The Company's products are marketed through various sales channels as well as offered on the Internet via CIC's website at www.cic.com.

COPYRIGHTS, PATENTS AND TRADEMARKS

    The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its proprietary rights in its products and technologies. There can be no assurance, however, that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products or technologies will not be subject to infringement by others. The Company's licensees and distributors have access to proprietary information of the Company, and there can be no assurance that the measures taken by the Company to protect its technologies, products and other proprietary rights will adequately protect it against improper use. A substantial portion of the Company's technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. The Company has a policy of requiring its employees and contractors to respect proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed to them.

    The original character recognition technology processes employed in the Company's products were developed and patented by SRI International ("SRI"), and SRI assigned those patents to CIC (the "SRI Patents"). The SRI Patents have expired. Other major elements of the Company's products and technologies were developed by CIC, and are patented in the United States and overseas. The Company does not believe that the expiration of the SRI Patents has had or will have a significant impact on its operations since CIC has made significant improvements to the original technology, and additional patents relating to such technological improvements have been applied for or issued. Certain of the Company's existing patents covering these improvements expire between 1998 and 2005. The Company is unable to predict at this time the impact to its business, if any, from such expiration

    CIC-Registered Trademark- and its logo, Handwriter-Registered Trademark-, MacHandwriter-Registered Trademark-, PenDOS-Registered Trademark-, PenMAC-Registered Trademark-, INKshrINK-Registered Trademark-, Creativity Tool-Registered Trademark- and Y-Pad-Registered Trademark- are registered trademarks of the Company. JOT-TM-, QuickNotes-TM-, QuickNotes-TM- Pro, HRS-TM-, PenX-TM-, SigCheck-TM-, InkSentry-TM-, INKTOOLS-TM-, SIGVIEW-TM- and Manta-TM-are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks generally in those jurisdictions where its products are or will be marketed in the foreseeable future.

    The Company may be required to take various forms of legal action from time to time to protect its proprietary rights. Any litigation regarding claims against the Company or claims made by the Company against others could result in significant expense to the Company, divert the efforts of its technical and management personnel and have a material adverse effect on the Company , whether or not such litigation is ultimately resolved in favor of the Company. In the event of an adverse result in any such litigation, the Company may be required to expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all.

SEASONALITY OF BUSINESS

    The Company has not experienced seasonal trends affecting sales of its products or the development or licensing of its technologies.

MATERIAL CUSTOMERS

    The Company operates in a single industry segment and historically its revenues have been derived from a limited number of customers or other sources. Three customers accounted for approximately 27%, 16%, and 15% of the Company's revenues in 1997. Two customers accounted for approximately 11% and 10% of the Company's revenues in 1996. One customer accounted for approximately 25% of the Company's revenues in 1995. The loss of any significant customer or other source of revenue could have a material adverse effect on the Company.

BACKLOG

    Backlog for the Company's products is subject to rescheduling and cancellation. As a result, the Company does not consider backlog to be a reliable indicator of future sales. The Company had no significant backlog at December 31, 1997, backlog of $195,000 at December 31, 1996, and no backlog at December 31, 1995. Backlog consists of orders placed for the Company's products by third-parties that have not been shipped as of December 31 due to third-party shipping and delivery requirements. All backlog as of December 31, 1997 has been shipped as of March 25, 1998.

COMPETITION

    The personal computer and electronic handheld device markets are intensely competitive and have attracted a number of major companies already established in the personal computer and software industries. Certain competitors of the Company have substantially greater financial and other resources than that of the Company. The Company faces competition at a number of different levels. Certain competitors have developed or are developing complete pen-based hardware and software systems, while others have focused on different elements of such systems, such as character recognition technology, pen-based operating systems and environments, and pen-based applications. For example, IBM Corporation and 3COM Corporation currently offer pen-based portable computers incorporating handwriting recognition technology at various levels of sophistication, and Microsoft Corporation offers a handwriting recognition system and a pen-based operating environment. There can be no assurance that competitors will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies or that would render the Company's products or technologies obsolete or non-competitive. Competitors of the Company include certain of the Company's current and potential strategic partners and customers who are developing or acquiring alternative products and technologies to those offered by the Company. There can be no assurance that companies with which the Company has established or will establish distribution, license, product development or other strategic relationships will not choose to market competitive technologies or products developed internally or acquired from third parties. The Company's strategic partners also have had access to proprietary information of the Company, and there can be no assurance that the Company's confidentiality agreements with its strategic partners will adequately protect it against the improper use of such proprietary information.

JOINT VENTURE IN THE PEOPLE'S REPUBLIC OF CHINA

    The Company currently owns 90% of a joint venture (the "Joint Venture") with The Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic Of China (the "Agency"). The Joint Venture currently provides system integration services to Chinese businesses, government users and other joint ventures in the People's Republic of China and is seeking strategic industry partners to market and distribute CIC's Chinese language pen-input products. Under the provisions of the Joint Venture agreement, the Company may be required to contribute up to an aggregate of $5.4 million in cash to the Joint Venture and is required to provide it with nonexclusive licenses to technologies and certain distribution rights. The Agency is required to contribute certain land use rights and provide other services to the Joint Venture. As of December 31, 1997, the Company had contributed an aggregate of $1.8 million in cash to the Joint Venture and provided it with nonexclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Venture in the People's Republic of China."

EMPLOYEES

    As of March 25, 1998, the Company and its Joint Venture employed 88 full-time employees, 35 of which are in the United States and 53 of which are in China, and 1 part-time employee in the United States. From time to time, the Company also engages additional personnel on an as needed basis. The Company believes it has good relations with its employees.

FOREIGN OPERATIONS

    For the years ended December 31, 1997, 1996 and 1995, the Company's export sales as a percentage of total revenues were approximately 40%, 7% and 6%, respectively. The increase in export sales in 1997 is due to the recognition of deferred royalty revenue from foreign customers for which the Company has no further obligation to provide additional software or services. In conjunction with the Company's current business strategy, all licensing activities for the Company's software technologies will be conducted from the United States. Accordingly, in December 1997, the Company closed its sales office in Japan. The Company is subject to various risks in connection with its joint venture in the People's Republic of China, including failure to receive annual license renewal, inability to enforce the joint venture agreement, and various risks commonly associated with doing business abroad. For further information see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Venture in the People's Republic of China."For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Venture in the People's Republic of China." For further information, regarding the Company's foreign operations, see Notes to the Company's audited consolidated financial statements provided in Part II, Item 8 of this Annual Report on Form 10-K.

YEAR 2000

    Year 2000 issues arise because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. Thus, the year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. The Company believes that any such issues which may arise will not have a material adverse effect on the Company's operations or capital resources. However, there can be no assurance that the Company will not be materially adversely affected by Year 2000 issues.

FORWARD LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "may", "intends", "expects" and words of similar import, constitute "forward-looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual Company results to differ materially from expectations. Such factors include the following: (1) technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business and competitive conditions in the software industry and technological innovations which could affect the Company's business; and (3) the Company's ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

    The Company currently leases its principal facilities (the "Principal Offices"), consisting of approximately 11,717 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2001. In addition, the Company sub-leases to third parties approximately 6,000 square feet of space near the Principal Offices and is attempting to sub-let an additional 2,200 square feet. The Company originally leased the additional space in 1997 in order to accommodate additional personnel hired by the Company in the last three months of 1996 in connection with its increased marketing activities. Due to the Company's current business strategy and other cost reduction programs, the additional space is not required at this time. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. The Company anticipates that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its current facilities will be suitable for it to continue operations in the forseeable future.

ITEM 3. LEGAL PROCEEDINGS

    As of March 25, 1998, the Company was not a party to any legal proceeding which, if adversely determined, would have a material adverse effect on its business. In July 1994, the Company filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November 1994, the Plan was approved and confirmed and the Company emerged from bankruptcy. See "Item 1. Business-History."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In connection with the November 1997 private placement of the Company's Series B 5% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"), the Company solicited the consent of the holders of its first series of 5% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to consent to amendments to the Certificate of Designations for the Series A Preferred Stock (the "Designation") which would make the Series A Preferred Stock PARI PASSU with the Series B Preferred Stock with respect to dividend and liquidation rights.

    On November 24, 1997, the Company solicited and received the written consent to the aforementioned action of the holders of 276,070 shares of Series A Preferred Stock, which constituted more than 75% of the then outstanding shares of the Company's Series A Preferred Stock, as required by the Designation for any amendment thereto. On November 25, 1997, the Company solicited holders of the remaining 64,200 outstanding shares of Series A Preferred Stock, and on December 3, 1997, received the consent of such holders to the aforementioned action. Thus, as of December 3, 1997, the Company had received the written consent of the holders of 340,270 shares of Series A Preferred Stock then outstanding, constituting all of the then outstanding shares of Series A Preferred Stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is currently listed on the Nasdaq SmallCap Market under the trading symbol "CICI." In September 1991, the Company's Common Stock was first listed on the Nasdaq SmallCap Market, and in June 1993 it was listed on the Nasdaq National Market. In July 1994 (during the Company's Chapter 11 reorganization proceedings), the Company's Common Stock was delisted for failure to meet Nasdaq's continued listing requirements. From July 1994 to July 1996, quotations concerning the Common Stock were reported on the OTC Bulletin Board. In July 1996, the Company's Common Stock was relisted on The Nasdaq SmallCap Market. The following table sets forth the high and low sale prices of the Common Stock or the average bid and ask prices, as the case may be, for the periods noted.

                                                                                      PRICE
                                                                                    PER SHARE
                                                                               --------------------
YEAR                                     PERIOD                                  HIGH        LOW
---------  ------------------------------------------------------------------  ---------  ---------
     1996  First Quarter.....................................................  $    4.00  $    2.62
           Second Quarter....................................................  $    6.81  $    4.18
           Third Quarter.....................................................  $    4.87  $    2.81
           Fourth Quarter....................................................  $    3.00  $    2.18

     1997  First Quarter.....................................................  $    3.88  $    1.81
           Second Quarter....................................................  $    2.53  $    1.75
           Third Quarter.....................................................  $    2.13  $    1.13
           Fourth Quarter....................................................  $    2.75  $    1.06

     1998  First Quarter (through March 23, 1998)............................  $    1.75  $    1.09

    As of March 25, 1998, the closing sale price of the Common Stock on the Nasdaq SmallCap Market was $1.16 per share and there were approximately 650 registered holders of the Common Stock.

    To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or prohibitions with respect to the payment of dividends (such as those related to the Series A and Series B Preferred Stock) and such other factors as the Board of Directors may deem relevant. At March 25, 1998, the Company had 298,000 shares of Series A Preferred Stock and 240,000 shares of Series B Preferred Stock issued and outstanding. Each holder of outstanding shares of the Series A Preferred Stock and Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). Dividends with respect to the Series A and Series B Preferred Stock may be paid in cash or additional shares of Series A or Series B Preferred Stock, respectively (with each additional share valued at $25.00 per share), at the Company's option. Dividends must be paid with respect to the Series A Preferred Stock and Series B Preferred Stock prior to any dividends being paid with respect to any other class of stock ranking junior thereto. Finally, if any cash dividend is declared and paid in cash to the holders of the Series B Preferred Stock, then the Company must give notice to the holders of the Series A Preferred Stock of such fact, and the holders of the Series A Preferred Stock will have the right to elect to receive their next dividend payment in cash. No dividends on the Company's Common Stock were declared by the Board in the two years ended December 31, 1997.

RECENT SALES OF UNREGISTERED SECURITIES

    Effective as of November 26, 1997, the Company consummated a private placement of 240,000 shares of Series B 5% Cumulative Convertible Preferred Stock at a purchase price of $25.00 per share, and received in consideration therefor $6,000,000 in gross cash proceeds. The Series B Preferred Stock was sold to a group of 36 "accredited investors." The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, and the provisions of Regulation D promulgated thereunder.

    Each share of Series B Preferred Stock is convertible by the holder into shares of the Company's Common Stock at any time prior to the Forced Conversion Date (as defined below) pursuant to a conversion formula determined by dividing
(i) the sum of $25.00 multiplied by the number of shares being converted, plus accrued and unpaid dividends thereon and any default payments with respect thereto, by (ii) a conversion price which is equal to the lower of $1.59 per share or the average of the daily closing prices of the Company's Common Stock for the three consecutive trading days immediately prior to the conversion date. The holders of Series B Preferred Stock must convert all outstanding shares thereof no later than November 24, 2000, or, at the Company's option, no later than November 24, 2001 (the "Forced Conversion Date").

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below as of December 31, 1997, 1996, 1995, 1994 and 1993 and for each of the years in the five-year period ended December 31, 1997 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, are included in Item 8 of this Form 10-K. The selected financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                               1997       1996       1995        1994       1993
                                                            ----------  ---------  ---------  ----------  ---------

                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..................................................  $    5,516  $   2,887  $   2,314  $    3,599  $   2,595
Research and development expenses(1)......................       2,492      1,756      1,355       2,062      3,380
Sales and marketing expenses..............................       6,257      3,282      2,613       4,936      4,278
General and administrative expenses.......................       2,663      2,037      1,717       2,395      1,921
Loss from operations......................................     (11,627)    (6,535)    (5,534)    (10,935)    (8,564)
Net loss applicable to common stockholders(2).............     (16,940)    (6,356)    (5,595)    (11,048)    (8,299)
Basic and diluted loss per common share...................       (0.37)     (0.15)     (0.16)      (0.53)     (0.44)

                                                                                 AS OF DECEMBER 31,
                                                                           -------------------------------
                                                                  1997       1996       1995       1994        1993
                                                                ---------  ---------  ---------  ---------  ----------

                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.............  $   5,485  $  11,325  $   7,459  $   4,088  $    5,305
Working capital (deficit)(3)..................................      2,721      8,284      3,763       (605)      1,907
Total assets..................................................      7,491     13,503      9,776      6,171      10,158
Deferred revenue..............................................        440      2,006      2,570      2,754       2,681
Long-term obligations.........................................          8         32        830      2,069         321
Redeemable securities(4)......................................     --          9,417     --         --          --
Stockholders' equity (deficit)(5).............................      3,989        (82)     4,010     (1,219)      4,689

------------------------

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86.

(2) The Company's 1997 net loss includes a one-time, non-cash charge of $4.9 million related to the embedded yield on the Company's Series A Preferred Stock issued in December 1996 due to the discounted conversion provisions of such stock and the cumulative dividends of $1.25 per share, per annum on Series A and Series B Preferred Stock.

(3) Current liabilities used to calculate working capital at December 31, 1997, 1996, 1995, 1994, and 1993 include deferred revenue of $440,000, $2,006,000,
    $2,570,000, $2,754,000, and $2,681,000, respectively.

(4) Refer to Note 4 to the consolidated financial statements included in Item 8 of this Form 10-K.

(5) The Company has never paid dividends to the holders of its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    HISTORY. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 1997, losses aggregated approximately $43 million and, at December 31, 1997, the Company's accumulated deficit was approximately $66 million. In July 1994, the Company filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization and the Company emerged from bankruptcy. See "Item 1. Business--History."

    REVENUE RECOGNITION. Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment, provided that no significant obligations remain and that collection of the resulting receivable is likely. The Company provides for estimated sales returns at the time of shipment.

    License revenues are recognized when the software has been delivered and all significant obligations have been met. Royalty revenues are recognized as products are licensed and sold by licensees. Under the terms of an agreement with IBM Corporation, the Company is obligated to share with IBM certain revenues from third parties when earned.

    Development contracts revenue is generated primarily from systems integration services and research grants. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collection is probable and related costs have been incurred. Systems integration revenue is generally recognized upon customer acceptance and fulfillment of all significant obligations under the contract.

    SOURCES OF REVENUES. To date, the Company's revenues have been derived principally from end-users, manufacturers, retailers and distributors of computer products in North America, Europe and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been insignificant and within management's expectations.

    SOFTWARE DEVELOPMENT COSTS. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. As of December 31, 1997, 1996 and 1995, such costs were insignificant.

    SIGNIFICANT CUSTOMERS. Three customers accounted for approximately 27%, 16%, and 15%, respectively, of the Company's revenues in 1997. Two customers accounted for 11% and 10%, respectively, of revenues in 1996. One customer accounted for 25% of revenues in 1995.

    RESEARCH AND DEVELOPMENT. Research and development costs are charged to expense as incurred.

    FOREIGN CURRENCY TRANSLATION. The Company considers the functional currencies of CIC Japan and the Joint Venture to be the respective local currencies and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "cumulative foreign currency translation adjustment" in the Company's consolidated balance sheets included in this Annual Report on Form 10-K. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period.

    Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations included in this Annual Report on Form 10-K. The Company recorded a net foreign currency transaction loss of $101,000 and gains of $59,000 and $53,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

    RESEARCH GRANT. In November 1993, CIC received a two-year grant under the Advanced Technology Program sponsored by the National Institute of Standards and Technology. The amount of the first and second year awards were $810,000 and $670,000, respectively. The Company recognized $91,000 and $590,000 as development contracts revenue under this grant for the years ended December 31, 1996 and 1995, respectively.

    NET OPERATING LOSS CARRYFORWARDS. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 1997 of $17,073,000 based upon the Company's history of losses.

    RESTATEMENT OF 1997 QUARTERLY RESULTS. In January 1998, the Company restated the previously issued financial statements for the first, second and third quarters of 1997. The display of the net loss per common share and the components thereof in the Company's unaudited condensed consolidated statements of operations for each of these quarters was restated to reflect the non-cash charge for the embedded yield on convertible preferred stock due to the discount conversion feature provided on such stock and cumulative dividends on the convertible preferred stock. The Company believes that the restatements were in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

    REVENUES. The Company's product sales for the year ended December 31, 1997 increased $1,655,000, or 104%, to $3,246,000 from $1,591,000 for the prior year.
The increase was due to increased sales with respect to the hardware and software components involved in the systems integration activities of the Joint Venture ($1,475,000 for 1997 compared to $1,273,000 for 1996), and increases in sales of the Company's Handwriter-Registered Trademark- product ($1,858,000 in 1997 compared to $345,000 in 1996). This increase in Handwriter-Registered Trademark- product revenue resulted from the Company's sales primarily through the retail market. Though significant, the increase in retail sales was materially less than management's expectations and the Company expects to change its strategy in the retail channel during 1998 by supplying the software technologies of its Handwriter-Registered Trademark- products to tablet manufacturers with a greater presence in the retail channel.

    Revenues from license and royalty fees for the year ended December 31, 1997 increased by $1,026,000, or 126%, to $1,842,000 from $816,000 for the prior year. The increase was primarily attributable to the recognition of approximately $1,424,000 (compared to $412,000 in the prior year) of previously deferred royalty revenues that were recognized on agreements for which the Company has no further obligations to deliver additional software or services.

    Revenues from development contracts for 1997 decreased 11% to $428,000 from $480,000 for the prior year due primarily to reductions in non-recurring engineering revenues. Revenues from development contracts are primarily attributable to grants awarded by the National Institute of Standards and Technology and The National Science Foundation. Grant revenues increased slightly to $253,000 in 1997 from $246,000 in 1996.

    COST OF SALES. Cost of sales is comprised of costs from product sales, licensing and royalty fees and development contracts. Cost of product sales in 1997 consisted primarily of cost of materials, approximately $1,236,000 of which related to the hardware and software components involved in the systems integration activities of the Joint Venture and the remainder of which related to material and other costs of the Company's Handwriter-Registered Trademark-product sales. Cost of product sales increased 188% to $5,458,000 from $1,894,000 in the prior year. In the fourth quarter of 1997, the Company wrote down its Handwriter-Registered Trademark-products finished goods inventory by approximately $1,600,000 due to the pending withdrawal of its Handwriter-Registered Trademark- product from the retail market in the first quarter of 1998. In addition, the Company charged product cost of sales approximately $300,000 in the fourth quarter of 1997, related to non-cancelable manufacturing license agreements entered into in 1997. License and royalties costs, decreased by approximately $50,000, or 27%, to $132,000 in 1997 from $182,000 in 1996. This decrease in license and royalty costs related primarily to decreases in capitalized software amortization offset by increases in personnel and related costs associated with software product maintenance. Costs incurred in connection with development contracts revenue are expensed as incurred, and decreased 23% in 1997 compared to the prior year, commensurate with the reduction in development contracts revenue in the same period.

    GROSS MARGIN. Gross margins declined 176% to a negative margin of $347,000 in 1997 compared to a positive margin of $456,000 in the prior year. This decrease was primarily due to the write-offs of Handwriter-Registered Trademark-inventory and non-cancelable manufacturing licenses as discussed above.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $688,000, or 41%, to $2,360,000 compared to $1,672,000 in the prior year. Salaries and wages increased $356,000, or 29%, to $1,596,000 compared to $1,240,000 during the prior year. This increase is due to additional staffing required for the development of new products and the continued development of the Chinese character recognition system. Outside engineering costs increased $86,000, or 121%, to $157,000 compared to $71,000 in the prior year. This increase is due to the development of a new pen for the Company's Handwriter-Registered Trademark- products and enhancements to the digitizer used in the Handwriter-Registered Trademark- Manta-TM- product. Other costs, including facilities and related expenses, increased $246,000, or 68%, to $607,000 from $361,000 in the prior year. This increase is due to the increase in staffing required to accommodate the Company's development programs.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 91% to $6,257,000 in 1997 compared to $3,282,000 in the prior year. Salaries, wages and related costs increased by $850,000, or 58%, to $2,303,000 compared to $1,453,000 in the prior year, due to increased staffing as the Company pursued sales efforts in the corporate and retail markets. Travel and related expenses increased by $72,000, or 18%, to $478,000 compared to $406,000 in the prior year. This increase is due to the geographic locations and number of corporate and retail sites serviced by the Company's sales force. In addition to the Company's sales force, outside services particular to the retail market were used to augment the retail site visits. The cost of these services increased consulting service expenses by $93,000, or 32%, to $379,000 compared to $286,000 in the prior year. Advertising and promotion expense increased $1,362,000, or 178%, to $2,128,000 compared to $766,000 in the same period in the prior year. This increase is due to the costs associated with in-store product positioning and advertising in the retail channel. Other costs (including facilities and related costs, recruiting and training materials costs) associated with the combined corporate and retail effort increased $599,000, or 162%, over the prior year.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $626,000, or 31%, to $2,663,000 compared to $2,037,000 in the prior year. Professional services increased $345,000, or 295%, to $462,000 compared to $117,000 in the prior year. This increase is due to services rendered by a management consulting firm related to a study of the Company's overall method of operations and allocation of personnel in various capacities within the organization. Legal fees increased $200,000, or 124%, to $362,000 compared to $162,000 in the prior year. This increase is primarily due to the registration statements filed during the year related to prior financings and registration rights agreements. Other costs, including travel and related expenses, recruiting and facilities allocations, increased by $206,000, or 21%, to $1,180,000 compared to $974,000 in the prior year. This increase is primarily due to costs incurred in recruiting a new President and COO and an increase in investor relations services. These increases were offset by a decrease in salaries and related costs of $126,000, or 16%, to $658,000 compared to $784,000 in the prior year. This decrease resulted from the transfer of personnel to other departments in support of the marketing efforts.

    INTEREST INCOME AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense) net increased in 1997 due to a one-time, non-cash charge of $484,000 for 300,000 warrants issued on March 28, 1997, and effective as of December 31, 1996, to holders of 100% of the then issued and outstanding Series A Preferred Stock in exchange for the execution of a waiver to certain provisions of the registration rights agreement entered into in connection with the private placement of Series A Preferred Stock in December 1996 (Note 4).

    INTEREST EXPENSE. Interest expense decreased in 1997 compared to the prior year due to the final payment in February 1997 of the pre-petition liabilities.

    EMBEDDED YIELD ON PREFERRED STOCK. The embedded yield on preferred stock results from the discount feature provided on the conversion price of the Series A Preferred Stock into Common Stock. The embedded yield totaling $4,376,000 was recognized from the issuance date of December 31, 1996 through July 1, 1997, the date on which the Series A Preferred Stock first became convertible.

    PREFERRED STOCK DIVIDENDS. Preferred stock dividends relate to cumulative dividends of $1.25 per share, per annum, compounded semi-annually, whether or not declared, on the Series A and Series B Preferred Stock.

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    REVENUES. The Company's product sales for the year ended December 31, 1996 increased by 30% to $1,591,000 from $1,220,000 for the prior year. The increase was due to increased sales with respect to the hardware and software components involved in the system integration activities of the Joint Venture ($1,273,000 for 1996 compared to $571,000 for 1995), offset by reductions in sales of the Company's Handwriter-Registered Trademark- product in 1996 as compared to the prior year. This decline in Handwriter-Registered Trademark- product revenue resulted from the Company's decision to reduce its sales through distributor and catalog resellers and place increased focus on the retail market. However, significant increases in retail sales did not materialize in 1996. In January 1997, CompUSA began offering the Company's Handwriter-Registered Trademark-products nationwide in all of its stores and through CompUSA's website.

    Revenues from license and royalty fees for the year ended December 31, 1996 increased by 244% to $816,000 from $237,000 for the prior year. The increase was primarily attributable to the recognition of approximately $412,000 of previously deferred royalty revenues that were recognized on agreements for which the Company has no further obligations to deliver additional software or services and to increased shipment volumes reported by two of the Company's licensees.

    Revenues from development contracts for 1996 decreased by 44% to $480,000 from $857,000 for the prior year. Revenues from development contracts are primarily attributable to grants awarded by the National Institute of Standards and Technology (the "NIST") and The National Science Foundation. Grant revenues declined by 60% to $256,000 for 1996 from $653,000 for 1995. The decline in grant revenues resulted from the expiration of the NIST grant in January 1996.

    COST OF SALES. Cost of sales is comprised of costs from product sales, licensing and royalty fees and development contracts. Cost of product sales in 1996 consisted primarily of cost of materials, approximately $1,223,000 of which related to the hardware and software components involved in the systems integration activities of the Joint Venture and the remainder of which related to material costs of the Company's Handwriter-Registered Trademark- product sales. License and royalties decreased by approximately $32,000 to $182,000 for 1996 from $214,000 for 1995 primarily due to reductions in the amortization of capitalized software development costs of $48,000 for 1996 as compared to the prior year. This decrease in license and royalty costs was offset by additional personnel costs in connection with software product maintenance. Costs incurred in connection with development contracts revenue are expensed as incurred and decreased

56% in 1996 as compared to the prior year, commensurate with the reduction in development contracts revenue in the same period.

    GROSS MARGIN. Gross margins increased 456% to $456,000 for 1996 from $82,000 in the prior year. The increase was primarily due to the increase in license and royalty revenues discussed above.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 30% to $1,672,000 for the year ended December 31, 1996 from $1,286,000 for the prior year. This increase was primarily attributable to continued in-house development of the Chinese character recognition system, the research and development of which was funded through the NIST grant in 1995 and consequently was included as a component of cost of development contracts in that period. Research and development staff and related costs in 1996 were consistent with staff and related costs incurred in 1995.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 26% to $3,282,000 for the year ended December 31, 1996 as compared to $2,613,000 for the prior year. This increase was primarily due to increases in staffing, travel and related costs and sales consulting expenses resulting from the Company's focus on the retail market in 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19% to $2,037,000 for the year ended December 31, 1996 as compared to $1,717,000 for the prior year. This increase resulted largely from increased consulting and stockholder relations costs in 1996. The increase in consulting costs of $73,000 over the prior year resulted from financial advisory services rendered by a director of the Company and increased premiums on directors and officers liability insurance, and personnel and personnel-related costs in 1996.

    INTEREST INCOME AND OTHER INCOME (EXPENSE), NET. Interest income and other income (expense), net for 1996 increased to $278,000 of income in 1996 compared to $203,000 of income in the prior year. This increase is primarily due to interest income earned on the Company's cash and short-term investments.

    INTEREST EXPENSE. Interest expense for 1996 decreased to $99,000 compared to $264,000 in the prior year. This decrease is the result of reduced interest expenses associated with the reduction of pre-petition liabilities and short-term debt during 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents at December 31, 1997 totaled $5,485,000 compared to cash and cash equivalents of $10,573,000 at December 31, 1996. This decrease was primarily attributable to the $11,740,000 of cash used in operations, offset by the $146,000 of cash provided by investing activities in 1997 and the $6,504,000 of cash provided by financing activities. In 1997, the effect of exchange rate changes on cash was immaterial.

    At December 31, 1997, current liabilities, which include deferred revenue, were $3,494,000. Deferred revenue, totaling $440,000 at December 31, 1997, primarily reflects non-refundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped or when no significant obligation to provide additional software or services exists. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees. Under the terms of the Company's agreement with IBM Corporation, the Company is obligated to share certain royalties from third parties with IBM when earned.

    As of December 31, 1997, the Company's principal source of liquidity was its cash and cash equivalents of $5,485,000. Although there can be no assurance, the Company believes that its cash and cash equivalents, will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

    JOINT VENTURE IN THE PEOPLE'S REPUBLIC OF CHINA. The Company currently owns 90% of a joint venture (the "Joint Venture") with The Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic Of China (the "Agency"). Under the provisions of the Joint Venture agreement, the Company may be required to contribute up to an aggregate of $5.4 million in cash to the Joint Venture and is required to provide it with nonexclusive licenses to technologies and certain distribution rights. The Agency is required to contribute certain land use rights and provide other services to the Joint Venture. As of December 31, 1997, the Company had contributed an aggregate of $1.8 million in cash to the Joint Venture and provided it with nonexclusive licenses to technologies and certain distribution rights, and the Agency had contributed certain land use rights. The Company believes that any future cash contributions required to be made to the Joint Venture will be paid from its working capital or proceeds from additional financings, if any. There can be no assurance that the Company will be able to fund the balance of any required cash contributions to the Joint Venture, that the Joint Venture will be successful in developing or selling integrated computer systems or other products to the Asian market or that the Company will realize any significant benefits from its contributions to the Joint Venture. The Joint Venture is subject to the annual licensing requirements of the Chinese government. The Joint Venture's business license expired on March 3, 1998, but was extended to April 3, 1998 pending review of renewal documents. There can be no assurance, however, that its license will be renewed beyond April 3, 1998. The failure of the Joint Venture to receive a renewal of its license may adversely affect any expected benefits to be derived from the Company's ownership interests in the Joint Venture. In addition, because of the legal and political system in China, there can be no assurance that the Agency's obligations to the Joint Venture can be enforced. Finally, the Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

    PREFERRED STOCK FINANCINGS. The Company's authorized shares of preferred stock may be issued in one or more series, and shares of each series will have the rights and preferences as determined by the Board of Directors in authorizing the issuance of that particular series. In designating any series of preferred stock, the Board of Directors may, without further action by holders of Common Stock, determine the number of shares constituting that series, the dividend rights or rates, conversion rights, voting rights (which may be greater or lesser than the voting rights of the holders of the Common Stock), rights and terms of redemption (including any sinking fund provisions) and liquidation preferences of such series. Holders of any series of preferred stock may have priority claims to dividends and distributions upon liquidation of the Company and other preferences over the holders of the Common Stock.

    In December 1996, the Company completed a private placement of 450,000 shares of redeemable convertible preferred stock (the "December 1996 Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450,000 shares sold, 70,200 shares of redeemable convertible preferred stock were issued in exchange for 390,000 shares of Common Stock, originally issued in an earlier private placement. The net proceeds to the Company from the remaining 379,800 shares of redeemable convertible preferred stock sold were approximately $7,662,000, net of cash issuance costs of $1,100,000 and $733,000 of value ascribed to 337,500 warrants to purchase Common Stock issued to the placement agent. The warrants expire five years from the date of issuance and have an exercise price of $2.50 per share, subject to adjustment for anti-dilution. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions:

risk-free interest rate of 6.07%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. See Note 4 to the Company's consolidated and audited financial statements.

    On November 26, 1997, the Company completed a private placement of 240,000 shares of Series B Preferred Stock (the "November 1997 Private Placement") at $25.00 per share to certain investors. The net proceeds to the Company from the 240,000 shares of Series B Preferred stock sold was approximately $5,859,000, net of cash issuance costs of $141,000.

    At January 2, 1998, there were approximately 324,825 shares of Series A Preferred Stock and 240,000 shares of Series B Preferred Stock issued and outstanding.

    - OPTIONAL AND AUTOMATIC CONVERSION. Each share of Series A and Series B Preferred Stock is convertible by the holders into shares of Common Stock at any time. In addition, all outstanding shares of Series A Preferred Stock will be automatically converted into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions and events by the Company, or later under certain circumstances. All outstanding shares of Series B Preferred Stock will be automatically converted into shares of Common Stock on November 25, 2000, or at the Company's option, up to one year later.

    Generally, the number of shares of Common Stock to be issued upon conversion of the Series A Preferred Stock is determined by dividing (i) the sum of $25 multiplied by the number of shares being converted, plus accrued and unpaid dividends thereon and any unpaid default payments, by (ii) a conversion price (as determined in the certificate of designations for such shares) which is approximately 72% of the then applicable market price of the Common Stock. The then applicable market price generally will be determined as follows: (i) if the holder giving the conversion notice has sold the shares of Common Stock issuable upon conversion, the market price will be the weighted average of the actual selling price at which the holder converting has sold the shares of Common Stock (which may not be less than the lowest trading price on the date of such trade as reported by the Nasdaq SmallCap Market), net of normal and customary commissions and underwriting or dealer spreads, or (ii) if the holder giving the conversion notice has not sold the shares of Common Stock issuable upon conversion, the market price will be the average of the daily mean between the low trading price and the closing price of the Common Stock for each of the three consecutive trading days prior to the conversion date. The conversion price is also subject to adjustment for customary dilutive events such as stock splits, stock dividends, reorganizations and certain mergers.

    Generally, the number of shares of Common Stock to be issued upon conversion of the Series B Preferred Stock is determined by dividing (i) the sum of $25 multiplied by the number of shares being converted, plus accrued and unpaid dividends thereon and any unpaid default payments, by (ii) a conversion price (as determined in the certificate of designations for such shares) equal to the lower of (a) the average market price of the Common Stock, or (b) $1.59 per share. The average market price generally will be the average of the daily closing prices of the Common Stock for the three consecutive trading days prior to the conversion date. The conversion price is also subject to adjustment for customary dilutive events such as stock splits, stock dividends, reorganizations and certain mergers.

    If the average market price of the Common Stock on January 5, 1998 of $1.28 per share was used to determine the number of shares issuable upon conversion of all of the shares of Series A and Series B Preferred Stock outstanding as of the same date, the Company would be obligated to issue an aggregate of approximately 13,569,434 shares of Common Stock. There is no limitation on the number of shares of Common Stock that the Company may be required to issue in connection with the conversion of the Series A and Series B Preferred Stock. The number of shares of Common Stock issuable upon conversion of, or otherwise with respect to, the shares of Series A and Series B Preferred Stock is subject to adjustment, and will likely be different than the amount estimated herein. The exact number is dependant upon factors which the Company is unable to predict at this time, including the future market price of the Common Stock.

    - DEFAULT PAYMENTS. Pursuant to the Series A Registration Rights Agreement entered into in connection with the sale of the Series A Preferred Stock, the Company is required to pay to each holder a default payment in an amount equal to 3% of the liquidation preference of the Series A Preferred Stock held for any part of each 30-day period in which (i) the Company fails, refuses or is unable to cause the securities covered by the Registration Statement related to the shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the "1997 Registration Statement") to be listed on the exchange on which the Common Stock is traded, (ii) any holder's ability to sell the securities covered by the 1997 Registration Statement is suspended for more than sixty days in the aggregate, or (iii) the Company does not have a sufficient number of shares of Common Stock available to effect conversion of the Series A Preferred Stock. Any default payment which the Company is required to make may have a material adverse effect on the Company and, if such payment is made by the issuance of additional shares, may further dilute the ownership interests of the holders of the Common Stock.

    ACCOUNTS RECEIVABLE FINANCING. In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500,000, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of its intellectual property. As of December 31, 1997, the Company had financed approximately $425,000 of its accounts receivable under this agreement and had approximately $1,075,000 of additional financing available. The amounts financed on accounts receivable at December 31, 1997 were repaid in January 1998.

    OPERATING LEASE COMMITMENTS. The Company leases facilities in the United States and China. The Company's rental expense for the year ended December 31, 1997 was approximately $892,000. Sublease income was approximately $128,000 for the year ended December 31, 1997. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $617,000, $603,000, 620,000 and $558,000 for the years ending December 31, 1998, 1999,
2000 and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $167,000 in 1998 in connection with the subleases.

VOLATILITY OF STOCK PRICE

    The Company's future earnings and stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportional to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's audited consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 begin on page 19 of this Annual Report on Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Communication Intelligence Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    Our audits of the consolidated financial statements of Communication Intelligence Corporation also included an audit of the Financial Statement Schedule listed in the index appearing under Item 14(a)(2) for each of the three years in the period ended December 31, 1997. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
San Jose, CA
March 25, 1998

                     COMMUNICATION INTELLIGENCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    5,485  $   10,573
  Short-term investments..................................................................      --             752
  Accounts receivable, net of allowance of $46 and $85 in 1997 and 1996, respectively.....         362         376
  Inventories.............................................................................         193         529
  Prepaid expenses and other current assets...............................................         175         190
                                                                                            ----------  ----------
Total current assets......................................................................       6,215      12,420
Note receivable from officer..............................................................         210         210
Property and equipment, net...............................................................         798         537
Other assets..............................................................................         268         336
                                                                                            ----------  ----------
  Total assets............................................................................  $    7,491  $   13,503
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES, REDEEMABLE SECURITIES, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term debt.........................................................................  $      490  $   --
  Accounts payable........................................................................       1,059         367
  Pre-petition liabilities................................................................      --             878
  Accrued compensation....................................................................         446         339
  Other accrued liabilities...............................................................       1,059         546
  Deferred revenue........................................................................         440       2,006
                                                                                            ----------  ----------
Total current liabilities.................................................................       3,494       4,136
                                                                                            ----------  ----------
Other liabilities.........................................................................           8          32
Commitments (Note 6)......................................................................
Redeemable convertible preferred stock, $.01 par value; 600 shares authorized; 450 shares
  issued and outstanding in 1996 (Notes 4 and 10).........................................      --           9,417
Stockholders' equity (deficit):
  Convertible preferred stock, $.01 par value, 10,000 shares authorized; 569 issued and
    outstanding in 1997 (Notes 4 and 10)..................................................           6      --
  Common stock, $.01 par value; 80,000 shares authorized; 47,430 and 41,901 shares issued
    and outstanding in 1997 and 1996, respectively........................................         474         419
  Additional paid-in capital..............................................................      69,955      54,015
  Accumulated deficit.....................................................................     (66,347)    (54,347)
  Cumulative foreign currency translation adjustment......................................         (99)       (169)
                                                                                            ----------  ----------
Total stockholders' equity (deficit) (Notes 4 and 10).....................................       3,989         (82)
                                                                                            ----------  ----------
  Total liabilities, redeemable securities and stockholders' equity (deficit)
    (Notes 4 and 10)......................................................................  $    7,491  $   13,503
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
Revenues:
  Product........................................................................  $    3,246  $   1,591  $   1,220
  License and royalty............................................................       1,842        816        237
  Development contracts..........................................................         428        480        857
                                                                                   ----------  ---------  ---------
                                                                                        5,516      2,887      2,314
Operating costs and expenses:
  Cost of sales:
    Product......................................................................       5,458      1,894      1,206
    License and royalty..........................................................         132        182        214
    Development contracts........................................................         273        355        812
  Research and development.......................................................       2,360      1,672      1,286
  Sales and marketing............................................................       6,257      3,282      2,613
  General and administrative.....................................................       2,663      2,037      1,717
                                                                                   ----------  ---------  ---------
                                                                                       17,143      9,422      7,848
Loss from operations.............................................................     (11,627)    (6,535)    (5,534)
Interest income and other income (expense), net..................................        (322)       278        203
Interest expense.................................................................         (51)       (99)      (264)
                                                                                   ----------  ---------  ---------
Net loss.........................................................................     (12,000)    (6,356)    (5,595)
Embedded yield on preferred stock (Note 4).......................................      (4,376)    --         --
Preferred stock dividend (Note 4)................................................        (564)    --         --
                                                                                   ----------  ---------  ---------
Net loss applicable to common stockholders.......................................  $  (16,940) $  (6,356) $  (5,595)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Basic loss per share.............................................................  $    (0.37) $   (0.15) $   (0.16)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Diluted loss per share...........................................................  $    (0.37) $   (0.15) $   (0.16)
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------
Weighted average common shares...................................................      45,370     41,265     34,621
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SERIES           SERIES
                                                        A                B
                                                   CONVERTIBLE      CONVERTIBLE                 ADDITIONAL
                                                    PREFERRED        PREFERRED       COMMON       PAID-IN    ACCUMULATED
                                                      STOCK            STOCK          STOCK       CAPITAL      DEFICIT
                                                 ---------------  ---------------  -----------  -----------  ------------
Balances as of December 31, 1994...............     $  --            $  --          $     337    $  40,878    $  (42,396)
                                                        -----            -----          -----   -----------  ------------
Exercise of options for 654 shares of Common
  Stock........................................        --               --                  6          288        --
Issuance of 5,500 shares of Common Stock to
  investors for cash, net of issuance costs of
  $185*........................................        --               --                 55       10,285        --
Issuance of 217 shares of Common Stock to
  vendor for pre-petition liabilities*.........        --               --                  2          186        --
Issuance of warrants to purchase 1,563 shares
  of Common Stock in connection with a bridge
  loan*........................................        --               --             --               50        --
Foreign currency translation adjustment........        --               --             --           --            --
Net loss.......................................        --               --             --           --            (5,595)
                                                        -----            -----          -----   -----------  ------------
Balances as of December 31, 1995...............        --               --                400       51,687       (47,991)
Exercise of options for 1,403 shares of Common
  Stock........................................        --               --                 14          664        --
Exercise of warrants for 100 shares of Common
  Stock........................................        --               --                  1           49        --
Issuance of 796 shares of Common Stock to
  investors for cash, net of issuance costs of
  $292.........................................        --               --                  8        2,400        --
Exchange of 390 shares of Common Stock for 70
  shares of redeemable convertible preferred
  stock........................................        --               --                 (4)      (1,751)       --
Issuance of warrants to purchase Common Stock
  in connection with the June and December
  Private Placements...........................        --               --             --              844        --
Issuance of 100 options to consultants for
  services.....................................        --               --             --              122        --
Foreign currency translation adjustment........        --               --             --           --            --
Net loss.......................................        --               --             --           --            (6,356)
                                                        -----            -----          -----   -----------  ------------
Balances as of December 31, 1996...............        --               --                419       54,015       (54,347)
Exercise of options and warrants for 3,092
  shares of Common Stock.......................        --               --                 31          135        --
Issuance of 50 options to consultants for
  services.....................................        --               --             --               75        --
Conversion of redeemable convertible preferred
  stock into 450 shares of Series A Preferred
  Stock........................................             5           --             --            9,412        --
Issuance of warrants to purchase 300 shares of
  Common Stock in connection with the waiver of
  redemption rights on Series A Preferred
  Stock........................................        --               --             --              484        --
Conversion of 121 shares of Series A Preferred
  Stock into 2,437 shares of Common Stock......            (1)          --                 24          (23)       --
Issuance of 240 Series B Preferred Stock net of
  issuance costs of $141.......................        --                    2         --            5,857        --
Foreign currency translation adjustment........        --               --             --           --            --
Net loss.......................................        --               --             --           --           (12,000)
                                                        -----            -----          -----   -----------  ------------
Balances as of December 31, 1997...............     $       4        $       2      $     474    $  69,955    $  (66,347)
                                                        -----            -----          -----   -----------  ------------
                                                        -----            -----          -----   -----------  ------------

                                                  CUMULATIVE
                                                    FOREIGN
                                                   CURRENCY
                                                  TRANSLATION
                                                  ADJUSTMENT
                                                 -------------
Balances as of December 31, 1994...............    $     (38)
                                                       -----
Exercise of options for 654 shares of Common
  Stock........................................       --
Issuance of 5,500 shares of Common Stock to
  investors for cash, net of issuance costs of
  $185*........................................       --
Issuance of 217 shares of Common Stock to
  vendor for pre-petition liabilities*.........       --
Issuance of warrants to purchase 1,563 shares
  of Common Stock in connection with a bridge
  loan*........................................       --
Foreign currency translation adjustment........          (48)
Net loss.......................................       --
                                                       -----
Balances as of December 31, 1995...............          (86)
Exercise of options for 1,403 shares of Common
  Stock........................................       --
Exercise of warrants for 100 shares of Common
  Stock........................................       --
Issuance of 796 shares of Common Stock to
  investors for cash, net of issuance costs of
  $292.........................................       --
Exchange of 390 shares of Common Stock for 70
  shares of redeemable convertible preferred
  stock........................................       --
Issuance of warrants to purchase Common Stock
  in connection with the June and December
  Private Placements...........................       --
Issuance of 100 options to consultants for
  services.....................................       --
Foreign currency translation adjustment........          (83)
Net loss.......................................       --
                                                       -----
Balances as of December 31, 1996...............         (169)
Exercise of options and warrants for 3,092
  shares of Common Stock.......................       --
Issuance of 50 options to consultants for
  services.....................................       --
Conversion of redeemable convertible preferred
  stock into 450 shares of Series A Preferred
  Stock........................................       --
Issuance of warrants to purchase 300 shares of
  Common Stock in connection with the waiver of
  redemption rights on Series A Preferred
  Stock........................................       --
Conversion of 121 shares of Series A Preferred
  Stock into 2,437 shares of Common Stock......       --
Issuance of 240 Series B Preferred Stock net of
  issuance costs of $141.......................       --
Foreign currency translation adjustment........           70
Net loss.......................................       --
                                                       -----
Balances as of December 31, 1997...............    $     (99)
                                                       -----
                                                       -----

------------------------

*   Relates to Plan of Reorganization (see Note 4).

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................................................  $  (12,000) $  (6,356) $  (5,595)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................................         347        353        387
  Warrant issuance costs.........................................................         484     --             50
  Equity securities issued for services..........................................          75        122     --
  Loss on disposal of property and equipment.....................................          32     --         --
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................          15          5       (180)
    Inventories..................................................................         317       (284)       (27)
    Prepaid expenses and other current assets....................................          15        209       (195)
    Other assets.................................................................         (32)       213        (55)
    Accounts payable.............................................................         692        (67)       129
    Pre-petition liabilities.....................................................        (878)      (766)    (1,207)
    Accrued compensation.........................................................         107         57         38
    Other accrued liabilities....................................................         623       (285)       (58)
    Deferred revenue.............................................................      (1,537)      (564)      (184)
                                                                                   ----------  ---------  ---------
Net cash used in operating activities............................................     (11,740)    (7,363)    (6,897)
                                                                                   ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of short-term investments.....................       8,782     14,276     --
Purchase of short-term investments...............................................      (8,035)   (13,493)    (1,535)
Acquisition of property and equipment............................................        (601)      (358)      (144)
Capitalized software costs.......................................................      --         --            (20)
                                                                                   ----------  ---------  ---------
Net cash provided by (used in) investing activities..............................         146        425     (1,699)
                                                                                   ----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt and notes payable......................         525     --          2,530
Principal payments on short-term debt and notes payable..........................         (35)       (30)    (2,618)
Principal payments on capital lease obligations..................................         (11)       (34)       (66)
Proceeds from issuance of redeemable convertible preferred stock and warrants,
  net of cash issuance costs.....................................................      --          8,395     --
Proceeds from issuance of Series B Convertible Preferred Stock, net of cash
  issuance costs.................................................................       5,859     --         --
Proceeds from exercise of stock options..........................................         166     --         --
Proceeds from issuance of common stock and warrants, net of cash issuance
  costs..........................................................................      --          3,247     10,634
                                                                                   ----------  ---------  ---------
Net cash provided by financing activities........................................       6,504     11,578     10,480
                                                                                   ----------  ---------  ---------
Effect of exchange rate changes on cash..........................................           2          9        (48)
                                                                                   ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................      (5,088)     4,649      1,836
Cash and cash equivalents at beginning of year...................................      10,573      5,924      4,088
                                                                                   ----------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $    5,485  $  10,573  $   5,924
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    The corporate mission of Communication Intelligence Corporation (the "Company" or "CIC") is to develop and market natural pen-input computer interfaces and handwriting recognition-based security technologies and products to satisfy the emerging markets for pen-based computing and electronic commerce. These emerging markets for CIC's products include all areas of personal computing, as well as electronic commerce and communications.

    The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are classified into two broad categories: "Natural Input Technologies" and "Transaction and Communication Enabling Technologies". CIC's natural input technologies are designed to allow users to interact with a computer or handheld device through use of a pen. Such products include the Company's multi-lingual Handwriter-Registered Trademark- Recognition System, and its Handwriter-Registered Trademark- for Windows-Registered Trademark- family of desktop computing products. CIC's transaction and communication enabling technologies provide a means for protecting electronic transactions and discretionary communications. CIC has developed products for dynamic signature verification, electronic ink data compression and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

    Through its majority-owned joint venture in China (the "Joint Venture"), the Company provides system integration services and markets its pen-based business computer systems to Chinese businesses, government users and other joint ventures.

    For the five-year period ended December 31, 1997, the Company incurred aggregate losses of $43,000, and, at December 31, 1997, the Company's accumulated deficit was approximately $66,000. The Company has primarily funded these losses through the sale of equity and debt securities.

    As of December 31, 1997, the Company's principal source of liquidity was its cash and cash equivalents of $5,485. Although there can be no assurance, the Company believes that its cash and cash equivalents will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. Management believes that it will be able to reduce discretionary spending if required.

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles, and include the accounts of CIC, its wholly-owned subsidiary in Japan, CIC Japan, Inc., and its majority-owned Joint Venture in the People's Republic of China. All intercompany accounts and transactions are eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

FINANCIAL PRESENTATION

    Certain prior period amounts have been reclassified to conform with the 1997 financial statement presentation.

PLAN OF REORGANIZATION AND PRE-PETITION LIABILITIES

    On July 18, 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the U. S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, San Francisco District. Neither CIC's consolidated foreign subsidiary nor the Joint Venture filed petitions for reorganization. On September 28, 1994, the Company filed a Disclosure Statement and Plan of Reorganization (the "Plan") in the United States Bankruptcy Court, San Francisco District. The Plan was approved by the creditors on November 14, 1994, and the Company emerged from Chapter 11 protection on that date.

    The Plan provided for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Unsecured creditors were paid in three approximately equal installments in each of February 1995, 1996 and 1997. Pursuant to the Plan, amounts outstanding after February 1995 accrue simple interest at 8% per annum through February 1996 and 10% per annum thereafter through February 1997. The Plan also approved certain warrant offerings and stock purchase agreements as described in
Note 4.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, short-term debt, accounts payable, accrued compensation, other accrued liabilities and obligations under capital leases, approximate fair value due to their short maturities.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

    Short-term investments are classified as "available-for-sale." For all periods presented, cost of investments approximated fair market value. Unrealized gains and losses at December 31, 1997 and 1996 and realized gains and losses for the year ended December 31, 1997, 1996 and 1995 on such investments were not material. The cost of securities sold is based on the specific identification method.

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's cash, cash equivalents and short-term investments at December 31, consist of the following:

                                                                             1997       1996
                                                                           ---------  ---------
Cash in bank.............................................................  $   1,160  $   9,483
Commercial paper.........................................................      2,330      1,088
Money markets............................................................      1,004          2
Corporate debt securities................................................        991     --
                                                                           ---------  ---------
    Cash and cash equivalents............................................  $   5,485  $  10,573
                                                                           ---------  ---------
                                                                           ---------  ---------
Corporate debt securities................................................  $  --      $     252
Other debt securities....................................................     --            500
                                                                           ---------  ---------
    Short-term investments...............................................  $  --      $     752
                                                                           ---------  ---------
                                                                           ---------  ---------

    Corporate debt securities at December 31, 1996 mature in less than one year and are included in short-term investments. Other debt securities at December 31, 1996 consisted of securities not due at a single maturity date.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. At December 31, 1997, the Joint Venture had approximately $595 in cash accounts held by a financial institution in the People's Republic of China. These deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

    To date, accounts receivable have been derived principally from revenues earned from end users, manufacturers, retailers and distributors of computer products in North America, Europe and the Pacific Rim. The Company performs periodic credit evaluations of its customers, and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been insignificant and within management's expectations.

    One customer accounted for 24% of outstanding accounts receivable at December 31, 1997. Two customers accounted for 34% and 13%, respectively, of outstanding accounts receivable at December 31, 1996.

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out (FIFO) method. Cost principally includes direct materials. At December 31, inventories consist of the following:

                                                                               1997       1996
                                                                             ---------  ---------
Raw materials..............................................................  $  --      $      59
Finished goods.............................................................        193        470
                                                                             ---------  ---------
                                                                             $     193  $     529
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company currently believes that a significant portion of the Handwriter-Registered Trademark- inventory will not be realized in the near term, and, accordingly, the Company has provided net realizable value reserves of approximately $1,600 on its Handwriter-Registered Trademark- inventory at December 31, 1997. In 1996 the Company had net realizable value reserves of approximately $1,085, primarily related to its Japanese
Handwriter-Registered Trademark- products.

PROPERTY AND EQUIPMENT, NET

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.

    Property and equipment, net at December 31, consists of the following:

                                                                               1997       1996
                                                                             ---------  ---------
Machinery and equipment....................................................  $   2,160  $   1,978
Office furniture and fixtures..............................................        535        420
Leasehold improvements.....................................................         99         43
Purchased software.........................................................        124        103
                                                                             ---------  ---------
                                                                                 2,918      2,544
Less accumulated depreciation and amortization.............................     (2,120)    (2,007)
                                                                             ---------  ---------
                                                                             $     798  $     537
                                                                             ---------  ---------
                                                                             ---------  ---------

    Included in property and equipment as of December 31, 1997 and 1996 is $34 and $31, respectively, of assets acquired under capital leases, net of accumulated depreciation of $24 and $24, respectively. Depreciation and amortization expense was approximately $347, $177 and $185 for the years ended December 31, 1997, 1996 and 1995, respectively.

SOFTWARE DEVELOPMENT COSTS

    Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and ends on general product release. As of December 31, 1997 and 1996, such costs were insignificant and are included as a component of "other assets" in the accompanying consolidated balance sheets. There was no amortization expense related to capitalized software development costs in 1997. Amortization expense, including amounts written down to net realizable value, was approximately $98 and $157 for 1996, and 1995, respectively.

STOCK-BASED COMPENSATION

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans (see Note 4).

REVENUE RECOGNITION

    Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

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

    Development contracts revenue is generated primarily from systems integration services, non-recurring engineering activities and research grants from government agencies. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collection is probable and related costs have been incurred. System integration revenue is generally recognized upon customer acceptance and fulfillment of all significant obligations under the contract.

    Three customers accounted for 27%, 16% and 15%, respectively, of revenues in 1997. Two customers accounted for 11% and 10%, respectively, of revenues in 1996. One customer accounted for 25% of revenues in 1995.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

NET LOSS PER SHARE

    Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. All prior year earnings per share data have been restated to reflect the provisions of SFAS 128. Potential common shares, including outstanding convertible preferred stock, stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented as their effect is anti-dilutive. Per share results of operations are reduced by the amortization of the beneficial conversion rate on the Series A Preferred Stock and the cumulative dividend requirements earned by the preferred stockholders (see Note 4).

FOREIGN CURRENCY TRANSLATION

    The Company considers the functional currency of its Japanese subsidiary and the Chinese Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "cumulative foreign currency translation adjustment" in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period.

    Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the accompanying consolidated statements of operations. The Company recorded a net foreign currency transaction loss of $101 and gains of $59 and $53 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

2. CHINESE JOINT VENTURE

    The Company currently owns 90% of a joint venture (the "Joint Venture") with The Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). Under the provisions of a joint venture agreement, the Company may be required to contribute up to an aggregate of $5,400 in cash to the Joint Venture and is required to provide it with non-exclusive licenses to technologies and certain distribution rights. The Agency is required to contribute certain land use rights and provide other services to the Joint Venture. As of December 31, 1997, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. The Company believes that any future cash contributions required to be made to the Joint Venture will be paid from its working capital or proceeds from additional financings, if any. The Joint Venture is subject to the annual licensing requirements of the Chinese government. The Joint Venture's business license expired on March 3, 1998 but was extended to April 3, 1998 pending review of renewal documents. There can be no assurance, however, that its license will be renewed beyond April 3, 1998. The failure of the Joint Venture

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. CHINESE JOINT VENTURE (CONTINUED)
to receive a renewal of its license may adversely affect the Company's ownership interests in the Joint Venture.

3. DEBT

    In May 1997, the Company purchased office furniture and a security system with an approximate value of $209 from a third party. The Company paid $100 in cash and signed an unsecured note for $109 due in monthly installments through May 1998. The note bears interest on the unpaid balance at a rate of 10% per annum. At December 31, 1997, $65 was outstanding under this note.

    In October 1997, the Company entered into an accounts receivable financing agreement under which the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. As of December 31, 1997, the Company had financed approximately $425 of its accounts receivable under this agreement and had approximately $1,075 of additional financing available. The amounts financed on accounts receivable at December 31, 1997 were repaid in cash in January 1998.

4. STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT

    In June 1996, the Company completed a private placement (the "June Private Placement") of 600 shares of the Company's Common Stock, at a price of $4.50 per share to certain institutional and other investors (collectively, the "Subscribers"). The net proceeds to the Company were approximately $2,408, net of cash issuance costs of $181 and $111 of value ascribed to 30 warrants to purchase common stock issued to the placement agent in the June Private Placement. The warrants expire five years from the date of issuance and have an exercise price of $4.50 per share, subject to adjustments for anti-dilution. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.69%; expected life of 5 years; expected volatility of 102%; and expected dividend yield of 0%. The Company agreed to register the securities which were issued in conjunction with the June Private Placement and which may be issued upon exercise of the placements agent's warrants. The Registration Statement on Form S-3 filed by the Company to effect the registration of these securities was declared effective on December 24, 1996 (the "Effective Date").

    Pursuant to the June Private Placement agreement, the Company agreed to issue additional shares (the "Extra Shares") of its common stock to the Subscribers if the average of the daily closing prices of the Company's Common Stock for the twenty business days prior to two business days before the Effective Date was less than $4.50 per share. In December 1996, the Company issued 196 Extra Shares for no additional consideration to the Subscribers who did not exchange shares of Common Stock which they purchased in the private placement for the Company's Series A Preferred Stock (as defined below). The Registration Statement on Form S-3 filed by the Company in connection with the June Private Placement also effected the registration of the Extra Shares.

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STOCKHOLDERS' EQUITY (CONTINUED)
CONVERTIBLE PREFERRED STOCK

    In December 1996, the Company completed a private placement (the "December Private Placement") of 450 shares of redeemable convertible preferred stock (the "Series A Preferred Stock") at $25.00 per share to certain institutional and other investors. Of the aggregate 450 shares sold, 70 shares of Series A Preferred Stock were issued in exchange for 390 shares of common stock originally issued in the June Private Placement. The net proceeds to the Company from the remaining 380 shares of Series A Preferred Stock sold were approximately $7,662, net of cash issuance costs of $1,100 and $733 of value ascribed to 338 warrants to purchase common stock issued to the placement agent. The warrants expire five years from the date of issuance and have an exercise price of $2.50 per share, subject to adjustment for anti-dilution. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.07%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%.

    On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding Series A Preferred Stock executed a waiver to certain provisions of the Registration Rights Agreement (the "Agreement") entered into in connection with the December 1996 Private Placement. Under the waiver, these holders irrevocably waived any redemption obligations of the Company with respect to the Series A Preferred Stock in exchange for the issuance to such holders of 300 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for anti-dilution. The Company has ascribed a value of $484 to these warrants, which was recorded as an expense in the Company's statement of operations during the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the aforementioned waiver, the shares of Series A Preferred Stock which were classified as redeemable securities at December 31, 1996 were reclassified as convertible preferred stock at March 31, 1997 and, as such, are included in stockholders' equity at December 31, 1997.

    On November 26, 1997, the Company completed a private placement of 240 shares of Series B Preferred Stock (the "November Private Placement") at $25.00 per share to certain investors. The net proceeds to the Company from the sale of the 240 shares of Series B Preferred Stock was approximately $5,859, net of cash issuance costs of $141.

    OPTIONAL AND AUTOMATIC CONVERSION. Each share of Series A Preferred Stock and Series B Preferred Stock is convertible by the holder into shares of the Company's common stock at any time. In addition, all outstanding Series A Preferred Stock will be automatically converted into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions and events by the Company, or later under certain circumstances. All outstanding shares of Series B Preferred Stock will be automatically converted into shares of Common Stock on November 25, 2000, or at the Company's option, up to one year later.

    The number of shares of Common Stock to be issued upon conversion of the Series A Preferred Stock is determined by dividing (i) the sum of $25.00 multiplied by the number of shares being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price which is

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STOCKHOLDERS' EQUITY (CONTINUED)
approximately 72% of the then applicable market price of the Company's Common Stock (the "Conversion Price"). As a consequence, the effect of this beneficial conversion rate, determined as being the difference between the lowest possible conversion rate at December 31, 1996 and the fair value of the Common Stock at that date is deemed to be a benefit to the holders of the Series A Preferred Stock earned over the period from issuance through July 1, 1997, the date on which the Series A Preferred Stock first became convertible.

    The number of shares of Common Stock to be issued upon conversion of the Series B Preferred Stock is determined by dividing (i) the sum of $25.00 multiplied by the number of shares being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price equal to the lower of (a) the average market price of the Common Stock, or (b) $1.59 per share. The average market price generally means the average of the daily closing prices of the Common Stock for the three consecutive trading days prior to the conversion date.

    DIVIDENDS. Each holder of outstanding shares of the Series A Preferred Stock and Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). The dividends may be paid in cash or additional shares of preferred stock (with each additional share valued at $25.00 per share), at the Company's option. Dividends must be paid on the Series A Preferred Stock and Series B Preferred Stock prior to any dividends being paid on any other class of stock ranking junior thereto. If any cash dividend is declared and paid in cash to the holders of the Series B Preferred Stock, then the Company must give notice to the holders of the Series A Preferred Stock of such fact, and the holders of the Series A Preferred Stock will have the right to elect to receive their next dividend payment in cash. No dividends on Common Stock were declared or paid by the Board through December 31, 1997.

COMMON STOCK OPTIONS

    The Company adopted two stock option plans in 1991 (the 1991 Stock Option Plan and the 1991 Non-discretionary Plan, collectively, the "1991 Plans"). Incentive and non-qualified options under the 1991 plans may be granted to employees, officers, and consultants of the Company. As amended, there are 2,050 shares of common stock authorized for issuance under the 1991 plans.

    In conjunction with the approval of the Company's plan of reorganization, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan allows directors, officers and employees to be eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of common stock are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying common stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying common stock on the date of grant. Options generally vest over four years. For those options which vest over four years, 20% of the total options granted vest on the first anniversary of the date of grant, and an additional 20%, 20%, and 40% of the total options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Options are generally exercisable over a period not to exceed seven years.

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STOCKHOLDERS' EQUITY (CONTINUED)

    In May 1994, the Board of Directors approved a resolution to reprice outstanding stock options. The repricing occurred on July 11, 1994, resulting in the cancellation of 1,029 original options and the granting of an equivalent number of new options at an exercise price of $0.50 per share, the then current price of the common stock. Other than the change in the exercise price, the new options were granted on the same terms and conditions as the canceled options.

    In December 1994, for services rendered prior to and during the Company's Chapter 11 proceedings, options to purchase 180 shares of common stock at $0.50 per share were granted to three directors of the Company under non-plan option agreements. In addition, a non-plan option to purchase 100 shares of common stock at $0.50 per share was granted on December 28, 1994 to a newly elected director and Chairman of the Finance Committee. The non-plan options generally vest over four years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 1997, 545 non-plan options were outstanding with a remaining contractual life of 3.9 years and a weighted average exercise price of $0.65 per share. Of such non-plan options, 358 were exercisable at December 31, 1997 with a weighted average exercise price of $0.50 per share. The newly elected director also received an option, vesting one year from date of grant, to purchase 50 shares of common stock at an exercise price of $0.50 per share pursuant to the Company's 1991 Non-discretionary Plan.

    On June 1, 1994, the Company negotiated with employees to reduce their salaries through August 31, 1994. Those employees who agreed to continue their employment at the reduced wage were granted certain option rights to purchase common stock (the "Options"). Options to purchase 2,210 shares of common stock were granted at an average exercise price of $0.57 per share under this arrangement, of which 377 Options were granted to officers under the 1991 Stock Option Plan, with the remaining Options granted outside of the plan. The Options were immediately exercisable and have a term of seven years from the date of grant. As of December 31, 1997, 29 Options had been exercised at a weighted average exercise price of $0.58 per share and 22 Options with a weighted average exercise price of $0.83 per share had been forfeited. The following table summarizes information about the Options outstanding and exercisable at December 31, 1997 which were granted outside of the 1991 Stock Option Plan:

                                                                               WEIGHTED AVERAGE
                                                                       --------------------------------
                                                        OPTIONS           REMAINING
                                                    OUTSTANDING AND      CONTRACTUAL
RANGE OF EXERCISE PRICES                              EXERCISABLE       LIFE (YEARS)    EXERCISE PRICE
------------------------------------------------  -------------------  ---------------  ---------------
$0.30-$0.45.....................................             277                3.6        $    0.34
$0.46-$0.69.....................................             169                3.6        $    0.60
$0.70-$1.05.....................................              55                3.5        $    0.81
$1.06-$1.14.....................................              48                3.5        $    1.14
                                                             ---
                                                             549
                                                             ---
                                                             ---

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STOCKHOLDERS' EQUITY (CONTINUED)
    Information with respect to the Company's 1984 Plan, the 1991 Plans and the 1994 Plan is summarized below:

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                                 1997                         1996
                                                     ----------------------------  --------------------------
                                                                     WEIGHTED                    WEIGHTED
                                                                      AVERAGE                     AVERAGE
                                                       SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                     -----------  ---------------  ---------  ---------------
Outstanding at beginning of period.................       5,022      $    0.98         5,655     $    0.54
Granted............................................       1,540      $    1.66           891     $    3.00
Exercised..........................................        (295)     $    0.51        (1,070)    $    0.52
Forfeited..........................................        (251)     $    1.63          (454)    $    0.50
                                                          -----                    ---------
Outstanding at period end..........................       6,016      $    1.15         5,022     $    0.98
                                                          -----                    ---------
                                                          -----                    ---------
Options exercisable at period end..................       2,666      $    0.79         2,001     $    0.66
                                                          -----                    ---------
                                                          -----                    ---------
Weighted average grant-date fair value of options
  granted during the period........................   $    1.29                    $    2.14
                                                          -----                    ---------
                                                          -----                    ---------

    The following table summarizes information about employee and director stock options outstanding under the 1984 Plan, the 1991 Plans and the 1994 Plan at December 31, 1997:

                                                                        WEIGHTED AVERAGE
                                                          --------------------------------------------
                                              OPTIONS              REMAINING
RANGE OF EXERCISE PRICES                    OUTSTANDING    CONTRACTUAL LIFE (YEARS)    EXERCISE PRICE
-----------------------------------------  -------------  ---------------------------  ---------------
$0.50....................................        3,452                   3.7              $    0.50
$0.51-$2.00..............................        1,261                   6.5              $    1.31
$2.01-$2.99..............................          708                   6.0              $    2.46
$3.00....................................          575                   5.6              $    3.00
$3.01-$6.20..............................           20                   5.1              $    3.66
                                                 -----
                                                 6,016
                                                 -----
                                                 -----

    The following table summarizes information about employee and director stock options exercisable under the 1984 Plan, the 1991 Plans and the 1994 Plan at December 31, 1997:

                                                                                      WEIGHTED
                                                                       OPTIONS         AVERAGE
RANGE OF EXERCISE PRICES                                             EXERCISABLE   EXERCISE PRICE
------------------------------------------------------------------  -------------  ---------------
$0.50.............................................................        2,230       $    0.50
$0.51-$2.00.......................................................          144       $    0.91
$2.01-$2.99.......................................................           93       $    2.60
$3.00.............................................................          179       $    3.00
$3.01-$6.20.......................................................           20       $    3.66
                                                                          -----
                                                                          2,666
                                                                          -----
                                                                          -----

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss applicable to common stockholders and basic and diluted loss per share would have been as follows:

                                                                        YEAR ENDED DECEMBER
                                                                                31,
                                                                       ---------------------
                                                                          1997       1996
                                                                       ----------  ---------
Net loss
    As reported......................................................  $  (16,940) $  (6,356)
    Pro forma........................................................  $  (18,024) $  (6,840)
Basic and diluted loss per share
    As reported......................................................  $    (0.37) $   (0.15)
    Pro forma........................................................  $    (0.40) $   (0.17)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period; risk-free interest rate of 6.2% for options granted during the year ended December 31, 1997 and 6.6% for options granted during the year ended December 31, 1996; an expected life of 5 years and 4 years for the years ended December 31, 1997 and 1996, respectively; expected volatility of 100% for both periods and dividend yield of 0% for both periods. Because options generally vest over four years and the Company expects to make additional option grants each year, the Company believes that the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

WARRANTS

    In December 1994, a director of the Company was granted warrants to purchase 100 shares of common stock at $0.50 per share. The warrants were granted in connection with a bridge loan. The warrants to purchase 100 shares of common stock were exercised in December 1996.

    In September 1994, in connection with a $1,000 bridge loan provided to the Company by an investor (who became a director), the Company granted to the investor warrants to purchase 2,000 shares of common stock at an exercise price of $0.50 per share. In January 1997, the Company issued approximately 1,686 shares of common stock in connection with the net exercise of the warrants by the investor's assignee.

    In June 1995, the Company entered into a financing agreement with the investor providing for loans to the Company of up to $2,500. Upon signing the agreement, the Company issued to the investor 625 warrants to purchase common stock, and, in each month in which the loan was available, the Company was obligated to issue to the investor 156 warrants to purchase shares of common stock. Under the financing agreement, a total of 1,563 warrants to purchase common stock were issued to the investor at an exercise price of $1.00 per share. In January 1997, the Company issued approximately 1,073 shares of common stock in connection with the investor's net exercise of the aforementioned warrants.

    On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding shares of Series A Preferred Stock executed a waiver to certain provisions of the registration rights agreement (the "Agreement") entered into in connection with the December 1996 Private Placement. Under the waiver, these holders irrevocably waived any redemption obligation of the

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STOCKHOLDERS' EQUITY (CONTINUED)
Company with respect to its Series A Preferred Stock in exchange for the issuance to the holders of 300 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for anti-dilution. The Company has ascribed a value of $484 to these warrants, which was recorded as an expense in the Company's statement of operations during the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the aforementioned waiver, the shares of Series A Preferred Stock which were classified as redeemable securities at December 31, 1996 were reclassified as convertible preferred stock at March 31, 1997 and, as such, are included in stockholders' equity at December 31, 1997.

    Warrants to purchase 905 shares of common stock were outstanding as of December 31, 1997, and have a weighted average remaining contractual life of 3.8 years and a weighted average exercise price of $2.27 per share.

    As of December 31, 1997, 8,014 shares of common stock were reserved for issuance upon exercise of outstanding options and warrants on that date.

5. RELATED PARTY TRANSACTIONS

    In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock, bearing interest at the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law (10% per annum at December 31, 1997).

    During 1997, a director of the Company increased his time commitment to the Company for which he received $150 in 1997, including fees for office expenses. The Company paid the same director $100 in consulting fees in 1996 and $100 in placement fees in 1995.

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. COMMITMENTS

OPERATING LEASE COMMITMENTS

    The Company currently leases its principal facilities (the "Principal Offices"), consisting of approximately 11,717 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2001. In addition, the Company sub-leases to third parties approximately 6,000 square feet of space near the Principal Offices and is attempting to sub-let an additional 2,200 square feet. The Company originally leased the additional space in 1997 in order to accommodate additional personnel hired by the Company in the last three months of 1996 in connection with its increased marketing activities. Due to the Company's current business strategy and other cost reduction programs, the additional space is not required at this time. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $892, $346 and $224 in 1997, 1996, and 1995, respectively. Sublease income was approximately $128 for the year ended December 31, 1997.

    Future minimum lease payments under noncancelable operating leases are approximately $617, $603, $620 and $558 for the years ending December 31, 1998, 1999, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $167 in 1998 in connection with the subleases described above. Future minimum payments required under capital leases, which expire in 1998, are insignificant at December 31, 1997.

7. INCOME TAXES

    As of December 31, 1997, the Company had federal net operating loss carryforwards available to reduce taxable income through 2012 of approximately $45,000. The Company also had federal research and investment tax credit carryforwards of approximately $323 which expire at various dates through 2010.

    Deferred tax assets and liabilities at December 31, consist of the following:

                                                                             1997       1996
                                                                           ---------  ---------
Deferred tax assets:
Net operating loss carryforwards.........................................  $  15,459  $  14,362
Credit carryforwards.....................................................        323        368
Deferred income..........................................................        149        682
Other, net...............................................................      1,142        758
                                                                           ---------  ---------
Total deferred tax assets................................................     17,073     16,170
                                                                           ---------  ---------
                                                                              17,073     16,170
Valuation allowance......................................................    (17,073)   (16,170)
                                                                           ---------  ---------
Net deferred tax assets..................................................  $  --      $  --
                                                                           ---------  ---------
                                                                           ---------  ---------

    A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

    Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carryforwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. INCOME TAXES (CONTINUED)
period. During 1997, the Company experienced stock ownership changes which could limit the utilization of its net operating loss and research and investment tax credit carryforwards in future periods.

8. FOREIGN OPERATIONS

    The Company's export sales were 40%, 7%, and 6% of total revenues in 1997, 1996, and 1995, respectively. The increase in export sales is due to the recognition as revenue of deferred royalties from foreign customers for which the Company has no further obligation to provide additional software or services. Information regarding foreign operations for the year ended December 31, 1997 is as follows:

                                                            UNITED
                                                            STATES       JAPAN      CHINA    ELIMINATIONS    TOTAL
                                                         ------------  ---------  ---------  ------------  ----------
YEAR ENDED DECEMBER 31, 1995
Sales to unaffiliated customers........................   $    1,515   $      49  $     755   $       (5)  $    2,314
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Intercompany transfers.................................   $   --       $  --      $  --       $   --       $   --
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Loss from operations...................................   $   (5,061)  $    (387) $    (142)  $       56   $   (5,534)
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Identifiable assets....................................   $   19,438   $     234  $   1,654   $  (11,550)  $    9,776
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
YEAR ENDED DECEMBER 31, 1996
Sales to unaffiliated customers........................   $    1,389   $      11  $   1,497   $      (10)  $    2,887
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Intercompany transfers.................................   $   --       $  --      $  --       $   --       $   --
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Loss from operations...................................   $   (6,060)  $    (370) $    (116)  $       11   $   (6,535)
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Identifiable assets....................................   $   23,676   $     224  $   1,451   $  (11,848)  $   13,503
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
YEAR ENDED DECEMBER 31, 1997
Sales to unaffiliated customers........................   $    4,128   $       1  $   1,476   $      (89)  $    5,516
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Intercompany transfers.................................   $   --       $  --      $  --       $   --       $   --
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Loss from operations...................................   $  (10,840)  $    (723) $     (18)  $      (46)  $  (11,627)
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------
Identifiable assets....................................   $   19,698   $      10  $   3,799   $  (16,016)  $    7,491
                                                         ------------  ---------  ---------  ------------  ----------
                                                         ------------  ---------  ---------  ------------  ----------

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STATEMENT OF CASH FLOWS DATA

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Schedule of non-cash transactions:
  Conversion of redeemable convertible preferred stock into Series A Preferred
    Stock............................................................................  $   9,417  $  --      $  --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Issuance of warrants to purchase common stock in connection with the June and
    December Private Placements......................................................  $  --      $     844  $  --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Common stock exchanged for redeemable convertible preferred stock in the December
    Private Placement................................................................  $  --      $   1,755  $  --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
  Issuance of common stock in exchange for pre-petition liabilities..................  $  --      $  --      $     188
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

Supplemental disclosure of cash flow information:

Interest paid in 1997, 1996, and 1995 was $106, $215, and $154, respectively.

10. PROFORMA PRESENTATION OF 1996 STOCKHOLDERS' EQUITY

    On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding shares of Series A Preferred Stock executed a waiver to certain provisions of the Registration Rights Agreement (the "Agreement") entered into in connection with the December Private Placement, which irrevocably waived such holders' rights to any redemption (see
Note 4) in exchange for the issuance to the holders of 300 warrants to purchase the Company's common stock, allocated amongst the holders on a pro-rata basis.

    Unaudited pro forma stockholders' equity at December 31, 1996, adjusted to reflect the reclassification of redeemable convertible preferred stock to convertible preferred stock and the issuance of the related warrants, is as follows:

                                                                               HISTORICAL   ADJUSTMENTS   PRO FORMA
                                                                               -----------  -----------  -----------
Redeemable convertible preferred stock.......................................   $   9,417    $  (9,417)   $
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

                     COMMUNICATION INTELLIGENCE CORPORATION

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 1, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 1, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 1, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this Item is incorporated herein by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 1, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  -----
   (a)(1)  Financial Statements
           Report of Price Waterhouse LLP, Independent Accountants...........................................          19
           Consolidated Balance Sheets at December 31, 1997 and 1996.........................................          20
           Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.......          21
           Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December
             31, 1997, 1996 and 1995.........................................................................          22
           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995........          23
           Notes to Consolidated Financial Statements........................................................          24
   (a)(2)  Financial Statement Schedule
           Schedule II--Valuation and Qualifying Accounts and Reserves.......................................         S-1

(b) Reports on Form 8-K

    In December 1997, the Company filed a current report on Form 8-K dated November 3, 1997, reporting the consummation of the private placement of 240,000 shares of Series B Preferred Stock and the appointment of its new President and COO.

(c) Exhibits

 EXHIBIT
 NUMBER                                                   DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
     2.0   Second Amended Plan of Reorganization of the Company, incorporated herein by reference to the Company's
           Form 8-K filed October 24, 1994.
     2.1   Orderly Liquidation Valuation, Exhibit F to the Second Amended Plan of Reorganization, incorporated herein by reference to the Company's Form 8-K filed October 19, 1994.
     2.2   Order Confirming Plan of Reorganization, incorporated herein by reference to the Company's Form 8-K filed November 14, 1994.
     3.1   Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits
           3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
     3.2   Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock)
           as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).
     3.3   By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
     4.1   1984 Stock Option Plan of the Company, as amended and restated as of October 15, 1987 and as amended by resolutions of the stockholders of the Company passed on August 15, 1989 and October 8, 1990 to increase the aggregate shares covered thereby to 1,000,000, incorporated herein by reference to Exhibit
           4.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).

 EXHIBIT
 NUMBER                                                   DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
     4.2   Form of Stock Option Grant under 1984 Stock Option Plan, incorporated herein by reference to Exhibit
           4.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
     4.3   1991 Stock Option Plan of the Company, incorporated herein by reference to Exhibit 4.5 of the Company's
           Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.4   1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.6 of the
           Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.5   Form of Incentive Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to
           Exhibit 4.7 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.6   Form of Non-Qualified Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.8 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.7   Form of Stock Option Grant under 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.9 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.8   1994 Stock Option Plan, incorporated herein by reference to Exhibit G of the Company's Second Amended
           Disclosure Statement filed on Form 8-K dated October 19, 1994 and approved by shareholders on November
           14, 1994.
     4.9   Form of Warrant of the Company dated March 28, 1997 issued in connection with the Waiver by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 4.9 of the
           Company's 1996 Form 10-K (File No. 0-19301).
    10.1   License Agreement effective July 1, 1990 between the Company and NCR GmbH, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
    10.2   Description of Termination Agreement with James Dao, incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form 10 (File No. 0-19301).
    10.3   License Agreement dated October 1, 1991 between the Company and Samsung Electronics Co., Ltd., incorporated herein by reference to Exhibit 10.9 of the Company's Form S-1 dated December 23, 1991
           (Registration No. 33-43879).
   +10.4   License Agreement dated June 16, 1992 between the Company and NEC Corporation, incorporated herein by reference to Exhibit 10.12 of the Company's 1992 Form 10-K (File No. 0-19301)
   +10.5   Licensing and Development Agreement for Use and Marketing of Program Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)
   +10.6   OEM License Agreement dated December 15, 1992 between the Company and Seiko-Epson Corporation, incorporated herein by reference to Exhibit 10.14 of the Company's 1992 Form 10-K (File No. 0-19301)
   *10.7   OEM Agreement dated August 13, 1993 between CalComp, Inc. and the Company, incorporated herein by reference to Exhibit 10.13 of the Company's 1993 Form 10-K (File No. 0-19301)
    10.8   Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to Exhibit 10.13 of the Company's 1994 Form 10-K (File No. 0-19301)
    10.9   Engagement Letter between the Company and Libra Investments, Inc. dated November 2, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.

 EXHIBIT
 NUMBER                                                   DOCUMENT
---------  -------------------------------------------------------------------------------------------------------
    10.10  Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
    10.11  Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
    10.12  Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
    10.13  Form of Registration Rights Agreement between the Company and Libra Investments, Inc., dated November
           28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28,
           1995.
    10.14  Form of Subscription Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated June 27, 1996.
    10.15  Form of Registration Rights Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated June 27, 1996.
    10.16  Form of Preferred Stock Investment Agreement, dated as of December 31, 1996, between the Company and the investors listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 1 of the
           Company's Form 8-K dated December 31, 1996.
    10.17  Form of Registration Rights Agreement between the Company and the Investors Listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated December 31,
           1996.
    10.18  Form of Certificate of Designation of the Company with respect to the 5% Cumulative Convertible
           Preferred Stock, incorporated herein by reference to Exhibit 3 of the Company's Form 8-K dated December
           31, 1996.
    10.19  Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No.
           0-19301).
    10.20  Form of Subscription Agreement between the Company and each subscriber, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 3, 1997.
    10.21  Certificate of Designations of the Company with respect to the Series B 5% Cumulative Convertible
           Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated
           November 13, 1997.
    10.22  Form of Registration Rights Agreement, by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated
           November 13, 1997.
    21.1   Schedule of Subsidiaries incorporated herein by reference to Exhibit 21.1 of the Company's 1996 Form
           10-K (File No. 0-19301).
  **23.1   Consent of Price Waterhouse LLP, Independent Accountants (S-3).
  **23.2   Consent of Price Waterhouse LLP, Independent Accountants (S-8).
  **27.1   Financial Data Schedule.

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

**  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, State of California, on March 30, 1998.

                                COMMUNICATION INTELLIGENCE CORP.

                                By:             /S/ GUIDO DIGREGORIO
                                     -----------------------------------------
                                                  Guido DiGregorio
                                       President and Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 1998.

          SIGNATURE                        TITLE
------------------------------  ---------------------------

        /s/ JAMES DAO           Chairman of the Board and
------------------------------  Co-Chief Executive
          James Dao             Officer

                                Director, President and
     /s/ GUIDO DIGREGORIO       Chief Operating Officer
------------------------------  (Principal Executive
       Guido DiGregorio         Officer)

    /s/ CRAIG M. HUTCHISON      Controller
------------------------------  (Acting Principal Financial
      Craig M. Hutchison        and Accounting Officer)

    /s/ PHILIP S. SASSOWER      Director and Co-Chief
------------------------------  Executive Officer
      Philip S. Sassower

    /s/ DONALD R. SCHEUCH       Director
------------------------------
      Donald R. Scheuch

                                Director
------------------------------
        Chien Bor Sung

                                  SCHEDULE II

                     COMMUNICATION INTELLIGENCE CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   YEARS ENDED DECEMBER 31, 1995, 1996, 1997

                                 (IN THOUSANDS)

                                                                     BALANCE       CHARGED TO                    BALANCE
                                                                  AT BEGINNING      COSTS AND                    AT END
                                                                    OF PERIOD        EXPENSE     DEDUCTIONS     OF PERIOD
                                                                 ---------------  -------------  -----------  -------------
Year ended December 31, 1995:
Accounts receivable reserves...................................     $      74       $      96     $     (94)    $      76
                                                                          ---           -----         -----           ---
                                                                          ---           -----         -----           ---
Year ended December 31, 1996:
Accounts receivable reserves...................................     $      76       $      74     $     (65)    $      85
                                                                          ---           -----         -----           ---
                                                                          ---           -----         -----           ---
Year ended December 31, 1997:
Accounts receivable reserves...................................     $      85       $     195     $    (234)    $      46
                                                                          ---           -----         -----           ---
                                                                          ---           -----         -----           ---