Form 10-Q
period 1998-03-31
COMMUNICATION INTELLIGENCE CORP
filed 1998-05-15
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----- EXCHANGE ACT OF 1934


For the quarterly period ended:     March 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from ________  to  _________

                         Commission File Number: 0-19301
                                                 -------

                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                         94-2790442
       -------------------                               -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


          275 Shoreline Drive, Suite 500, Redwood Shores, CA   94065-1413
          ---------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:    (650) 802-7888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----          -----


          Number of shares outstanding of the issuer's Common Stock, as of May 6, 1997: 51,498,486.

 This Quarterly Report on Form 10-Q contains 19 pages of which this is page 1.

                                      INDEX



PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements                                         Page No.

  Condensed Consolidated Balance Sheets at March 31, 1998 (unaudited) and
    December 31, 1997.......................................................3

  Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1998 and 1997 (unaudited).......................4

  CondensedConsolidated  Statements  of Cash  Flows  for the  three-month periods ended March 31, 1998 and 1997(unaudited)........................5

  Notes to Condensed Consolidated Financial Statements......................7


  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................13


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................18

  Item 2.  Change in Securities............................................18

  Item 3.  Defaults Upon Senior Securities.................................18

  Item 4.  Submission of Matters to a Vote of Security Holders.............18

  Item 5.  Other Information...............................................18

  Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits...............................................18

           (b)      Reports on Form 8-K....................................18

  Signatures...............................................................19

                             See accompanying notes.


                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                           March 31,             December 31,
                                             1998                    1997
                                      ------------------      ------------------
                                           Unaudited
Assets
Current assets:
     Cash and cash equivalents       $      2,943            $      5,485
     Accounts receivable, net                 598                     362
     Inventories                              158                     193
     Other current assets                     322                     175
                                      ------------------      ------------------
         Total current assets               4,021                   6,215

Note receivable from officer                  210                     210
Property and equipment, net                   736                     798
Other assets                                  272                     268
                                      ------------------      ------------------

         Total assets                $      5,239            $      7,491
                                      ==================      ==================

Liabilities and stockholders' equity Current liabilities:
     Short-term debt                 $         37            $        490
     Accounts payable                         350                   1,059
     Accrued compensation                     378                     446
     Other accrued liabilities                847                   1,059
     Deferred revenue                          98                     440
                                      ------------------      ------------------
         Total current liabilities          1,710                   3,494

Other liabilities                               6                       8
Commitments  (Note 5)

Stockholders' equity:
     Convertible preferred stock (Note 5)       5                       6
     Common stock                             486                     474
     Additional paid-in capital            70,102                  69,955
     Accumulated deficit                  (66,958)                (66,347)
     Cumulative translation adjustment       (112)                    (99)
                                      ------------------      ------------------
         Total stockholders' equity         3,523                   3,989
                                      ==================      ==================
Total liabilities and
 stockholders' equity (Note 5)       $      5,239            $      7,491
                                      ==================      ==================

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                               Three Months Ended
                                                    March 31,
                                   --------------------------------------------
                                          1998                     1997
                                   -------------------      -------------------

Revenues:
     Product                       $        675             $        765
     License and royalty                    593                      272
     Development contracts                   98                      161
                                   -------------------      -------------------

                                          1,366                    1,198

Operating costs and expenses:
     Cost of sales:
         Product                            329                      785
         License and royalty                 15                       19
         Development contracts               57                       97
     Research and development               579                      476
     Sales and marketing                    547                    1,400
     General and administrative             500                      429
                                   -------------------      -------------------

Total operating costs and expenses        2,027                    3,206
                                   -------------------      -------------------

Loss from operations                       (661)                  (2,008)

Interest and other income
 (expense), net (Note 5)                     64                     (421)

Interest expense                            (14)                     (17)
                                   -------------------      -------------------
       Net loss                            (611)                  (2,446)

 Embedded yield on preferred stock            -                   (2,188)

         Preferred stock dividend          (167)                    (141)
                                   -------------------      -------------------

Net loss applicable
  to common stockholders          $       (778)            $     (4,775)
                                   ===================      ===================

Basic loss per common share       $      (0.02)            $      (0.11)
                                   ===================      ===================

Diluted loss per common share     $      (0.02)            $      (0.11)
                                   ===================      ===================

Weighted average common
 shares outstanding                      48,400                   44,521
                                   ===================      ===================

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                      Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                      1998           1997
                                                  -----------      ---------

Cash flows from operating activities:
  Net loss                                        $    (611)       $ (2,446)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                     71              43
       Warrant issuance costs                             -             484
       Stock options issued for services                  7              46
       Changes in operating assets and liabilities:
         Accounts receivable                           (236)           (280)
         Inventories                                     35            (337)
         Other current assets                          (147)           (127)
         Other assets                                   (12)            (57)
         Accounts payable and accrued compensation     (776)             61
         Other accrued liabilities                     (284)             (6)
         Deferred revenue                              (287)           (172)
         Pre-petition liabilities                         -            (878)
                                                   ----------      ----------

         Net cash used in operating activities       (2,240)         (3,669)
                                                   ----------      ----------

Cash flows from investing activities:
     Proceeds from sales and maturities of
      short-term investments                              -           3,000
     Purchase of short-term investments                   -          (4,729)
     Acquisition of property and equipment                -             (79)
                                                   ----------      ----------

         Net cash used in investing activities            -          (1,808)
                                                   ----------      ----------

Cash flows from financing activities:
     Principal payments on short-term debt             (453)              -
     Proceeds from exercise of stock options            151             102
                                                   ----------      ----------

         Net cash provided by (used in)
          financing activities                         (302)            102
                                                   ----------      ----------

Effect of exchange rate changes on cash                   -             (34)
                                                   ----------      ----------

Net decrease in cash and cash equivalents            (2,542)         (5,409)
Cash and cash equivalents at beginning of quarter     5,485          10,573
                                                   ----------      ----------

Cash and cash equivalents at end of quarter       $   2,943        $  5,164
                                                   ==========      ==========

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      1998             1997
                                                    --------         ---------

Schedule of non-cash transactions:

 Conversion of redeemable convertible
  preferred stock into Series A Preferred Stock     $    -           $  9,417
                                                    ========         =========

                     Communication Intelligence Corporation
                                 and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

- 9 -

1.       Interim financial statements

         The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The interim results are not necessarily indicative of the results to be expected for the entire year.

         The Company develops, markets and licenses pen-input and biometric security software and technologies for the computer, consumer electronics and communication markets. The Company's products include multi-lingual character recognition software (JOT(TM) and Handwriter Recognition System), signature verification software and biometric security development tools (SigCheck(TM) and InkTools(TM)), and electronic ink compression and electronic note-taking software (INKshrINK and QuickNotes(TM)). CIC's products are designed to increase the ease of use, functionality and security of a variety of electronic devices from desktop PCs to "smart" cellular phones.

         The Company offers a wide range of software products for pen-based computing, based on the Company's core handwriting recognition and related technologies. The Company's core technologies are classified into two broad categories: "Natural Input Technologies" and "Transaction and Communication Enabling Technologies." Natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen as the sole input device or in conjunction with a keyboard. The pen eliminates the need for a mouse as a navigational device. The Company believes that pen-input enhances productivity and creativity because it is a more natural means of input, facilitates editing and screen navigation, and reduces the risk of repetitive stress illness. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for protecting electronic transactions, electronic files and private communications. CIC believes that these technologies offer more efficient methods to conduct transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, data compression and pen-based operating environments.

         For the three months ended March 31, 1998, the Company's cash and cash equivalents decreased by approximately $2,542 from approximately $5,485 at the beginning of the period to approximately $2,943. The decrease is due primarily to cash used in operating activities of approximately $2,240 and approximately $453 used to repay an accounts receivable line of credit during the three months ended March 31, 1998. Although there can be no assurance, the Company believes that its cash and cash equivalents will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. Management believes that it will be able to reduce discretionary spending if required.

         The Company's Form 10-Q for the quarter ended March 31, 1997 was restated to reflect the non-cash charge for the embedded yield on the convertible preferred stock resulting from the discounted conversion feature provided on such stock and the cumulative dividends of $1.25 per share, per annum, on outstanding shares of Series A Convertible Preferred Stock. The Company believes the restatement of the March 31, 1997 quarterly results was in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the quarter ended March 31, 1997 was to increase the net loss applicable to common stockholders by $2,329 from $2,446 to $4,775 and to increase the net loss per common share by $0.06 from $0.05 to $0.11. The restatement had no effect on the Company's cash position at March 31, 1997.

         The  financial   information   contained   herein  should  be  read  in
         conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain prior period amounts in this Form 10-Q have been reclassified to conform with the current period presentation.

2.        Cash and cash equivalents

         The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

         Cash and cash equivalents consist of the following:

                                              March 31,          December 31,
                                               1998                 1997
                                           -----------          -------------

             Cash in bank                     $   665             $   1,160
             Commercial paper                     529                 2,330
             Money market accounts              1,600                 1,004
             Corporate debt securities              -                   991
             Other debt securities                149                     -
                                           -----------          -------------
                                              $ 2,943             $   5,485
                                           ===========          =============

3.       Inventories

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At March 31, 1998, inventory was comprised primarily of finished goods.

4.       Short-term debt

         In May 1997, the Company purchased office furniture and a security system with an approximate value of $209 from a third party. The Company paid $100 in cash and signed an unsecured note for $109 due in monthly installments through May 1998. The note bears interest on the unpaid balance at a rate of 10% per annum. At March 31, 1997, $37 was outstanding under this note.

         In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company may factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500 with an advance rate of 80% of eligible accounts receivable less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. The amounts financed under the accounts receivable financing agreement at December 31, 1997, were repaid in January 1998. The Company has approximately $1,500 of credit available under this agreement at March 31, 1998.

5.       Convertible preferred stock

         In December 1996, the Company completed a private placement (the "December Private Placement") of 450 shares of redeemable convertible preferred stock (the "Series A Preferred Stock") at $25.00 per share to certain institutional and other investors. Of the aggregate 450 shares sold, 70 shares of Series A Preferred Stock were issued in exchange for 390 shares of Common Stock originally issued by the Company in a private placement of Common Stock in June 1996.

         On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding Series A Preferred Stock executed a waiver to certain provisions of the Registration Rights Agreement ("the Agreement") entered into in connection with the December Private Placement. Under the waiver, these holders irrevocably waived any redemption obligations of the Company with respect to the Series A Preferred Stock in exchange for the issuance to such holders of 300 warrants to purchase the Company's Common Stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for anti-dilution. The Company has ascribed a value of $484 to these warrants, which was recorded as an expense in the Company's statement of operations during the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the aforementioned waiver, the shares of Series A Preferred Stock which were classified as redeemable securities at December 31, 1996 were reclassified as convertible preferred stock at March 31, 1997 and, as such, are included in stockholders' equity.

         On November 26, 1997, the Company completed a private placement of 240 shares of Series B Preferred Stock (the "November Private Placement") at $25.00 per share to certain investors.

         Each share of Series A Preferred Stock and Series B Preferred Stock is convertible by the holders into shares of the Company's Common Stock at any time. In addition, all outstanding shares of Series A Preferred Stock will be automatically converted into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions and events by the Company, or later under certain circumstances. All outstanding shares of Series B Preferred Stock will be automatically converted into shares of Common Stock on November 25, 2000, or at the Company's option, up to one year later.

         The number of common shares to be issued upon conversion of the Series A Preferred Stock is determined by dividing (i) the sum of $25.00 multiplied by the number of Series A Preferred shares being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price which is approximately 72% of the then applicable market price of the Company's Common Stock (the "Conversion Price").

         The number of common shares to be issued upon conversion of the Series B Preferred Stock is determined by dividing (i) the sum of $25.00 multiplied by the number of shares of Series B Preferred stock being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price equal to the lower of (a) the average market price of the Common Stock or (b) $1.59 per share

         Each holder of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). The dividends may be paid in cash or additional shares of preferred stock (with each additional share valued at $25.00 per share), at the Company's option. Dividends must be paid on the Series A Preferred Stock and Series B Preferred Stock prior to any dividends being paid on any other class of stock ranking junior thereto.

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

6.       Net loss per share

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per
         Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. All prior year earnings per share data have been restated to reflect the provisions of SFAS 128. Potential common shares, including outstanding convertible preferred stock, stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented as their effect is anti-dilutive. Per share results of operations are reduced by the amortization of the beneficial conversion rate on the Series A Preferred Stock and the cumulative dividend requirements earned by the preferred stockholders.

7.       Recent accounting pronouncements

         In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement Of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three months ended March 31, 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information " ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and is required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for the year ended December 31, 1998 and such adoption is not expected to have a material effect on its consolidated financial statements.

8        Change in accounting principle

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting
         Comprehensive Income"("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 requires that all items

8        Change in accounting principle (continued)

         recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement. For example other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required.

         Total comprehensive loss was as follows:

                                               Three Months Ended March 31,
                                              ----------- ----- ------------
                                                  1998              1997
                                              -----------       ------------

         Net loss                             $   (611)         $   (2,446)
         Other comprehensive loss:
          Cumulative translation adjustment        (13)                (35)
                                              -----------       ------------
         Total comprehensive loss             $   (624)         $   (2,481)
                                              ===========       ============

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and "Management `s Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty revenues and development contracts. For the three months ended March 31, 1998, revenues increased by 14% to $1,366 from $1,198 for the comparable three month period ended March 31, 1997 as discussed below:

                                             Three Months Ended
                                                  March 31,
                                       ------------      -------------
                                           1998               1997
                                       ------------      -------------
                                                 Unaudited
              Revenues:
                Product                $     675          $     765
                License and royalty          593                272
                Development contract          98                161
                                       ------------      -------------
              Total revenues           $   1,366          $   1,198
                                       ============      =============


Product sales decreased to $675 or by 12% for the three month period ended March 31, 1998 from $765 in the comparable prior year period. This decrease was due primarily to the withdrawal of Handwriter products from the retail channel during the three months ended March 31, 1998. Handwriter product sales decreased $294 to $194 during the period ended March 31, 1998 compared to $488 in the prior year period. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") were $499 for the period ended March 31, 1998 compared to $275 during the same period last year. The increase is primarily due to increases in sales efforts made possible by an expansion of the sales force during the first quarter of 1998.

Revenues from license and royalty fees for the three month period ended March 31, 1998 increased to $593 from $272 in the comparable prior year period. This increase was primarily the result of approximately $404 of revenues recognized on licensing agreements for which the Company has no further obligation to deliver additional software or services compared to approximately $164 of such revenues in the comparable prior year period.

Development contract revenues for the three month period ended March 31, 1998 decreased 39% to $98 from $161 in the comparable prior year period. This decrease resulted from a decrease in grant revenue recognized from the National Science Foundation from the comparable prior year period.

Cost of sales. Cost of product sales for the three months ended March 31, 1998 decreased 55% to $401 from $901 in the comparable prior year period. Cost of product sales at March 31, 1998 comprises approximately $304 of hardware and software components related to the system integration activities of the Joint Venture, compared to approximately $235 in the prior year period. The increase in systems integration cost of product sales is due to the increase in sales and was offset by a decrease of $525 in Handwriter(R) product cost of sales. The decrease in Handwriter(R) product cost of sales is due to reduced sales of such products for the three months ended March 31, 1998 compared to the prior year, and lower product costs resulting from inventory write-downs of approximately $1,600 and other cost reductions in the three month period ended December 31, 1997 relating to Handwriter products. License and royalty cost of sales decreased approximately $4 to $15 for the three months ended March 31, 1998 compared to $19 for the comparable 1997 period. Costs incurred in connection with development contract revenues decreased 41% for the three months ended March 31, 1998 as compared to the March 31, 1997 period, commensurate with the decrease in contract development revenues in the first quarter of 1998.

Research and development expenses. Research and development expenses for the three month period ended March 31, 1998 increased by 22% to $579 as compared to $476 in the comparable period of the prior year. This increase was primarily due to approximately $58 in payroll and related costs attributable to the number of personnel for the three months ended March 31, 1998 compared to the same three month period last year. Other costs, including facilities and related costs, increased approximately $52 for the three month period ended March 31, 1998 as compared to the comparable prior year period. This increase was commensurate with the increased personnel. The Company capitalized $7 in software development costs during the three month period ended March 31, 1998 compared to no capitalization in the comparable period of 1997.

Sales and marketing expenses. Sales and marketing expenses for the three month period ended March 31, 1998 decreased 61% to $547 as compared to $1,400 in the comparable period of the prior year. This decrease was primarily due to decreases of $444 in advertising and related expenses, and $205 in payroll and related expenses consistent with the Company's new objectives. Other costs including facilities and related expenses decreased $204 commensurate with reductions in staffing. The reductions in staffing and advertising expenses were primarily due to the withdrawal of the Company's Handwriter products from the retail channel during the first quarter of 1998 and the closure of the Japanese sales office in December 1997., respectively.

General and administrative expenses. General and administrative expenses for the three month period ended March 31, 1998 increased 17% to $500 as compared to $429 in the comparable period of the prior year. This increase was primarily attributable to an increase of approximately $54 in other costs, including consulting expenses and facilities and related costs and an increase in the administrative activities of the Joint Venture.

Interest and other income (expense), net. Interest and other income (expense), net decreased due to a one time non-cash charge to expense in March 1997 of $484 for 300 warrants issued on March 28, 1997 to holders constituting 100% of the issued and outstanding redeemable convertible preferred stock in exchange for the execution of a waiver to certain provisions of the Agreement entered into in connection with the December Private Placement (See Note 5 in the Notes to the Condensed Consolidated Financial Statements).

Embedded yield on preferred stock. The embedded yield on preferred stock results from the discount feature provided on the conversion price of the Series A Preferred Stock into Common Stock. The embedded yield totaling $4,376 was recognized from the issuance date of December 31, 1996 through July 1, 1997, the date upon which the Series A Preferred Stock first became convertible.

Preferred stock dividend. The preferred stock dividend relates to cumulative dividends of $1.25 per share, per annum, compounded quarterly and semi-annually, respectively, whether or not declared, on the convertible preferred stock.

Liquidity and Capital Resources

At March 31, 1998, cash and cash equivalents totaled $2,943 compared to cash and cash equivalents of $5,485 at December 31, 1997. This decrease was primarily the result of $2,240 used in operating activities and approximately $453 used to repay the accounts receivable line of credit. Total current assets were $4,021 at March 31, 1998 compared to $6,215 at December 31, 1997.

As of March 31, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $2,943. Although there can be no assurance, the Company believes that its cash and cash equivalents will be sufficient to fund planned operations for at least the next twelve months. However, if, among other things, the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

Current liabilities, which include deferred revenue, were $1,710 at March 31, 1998. Deferred revenue, totaling $98 at March 31, 1998, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees.

The Company currently owns 90% of a joint venture (the "Joint Venture") with The Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). Under the provisions of a joint venture agreement, the Company may be required to contribute up to an aggregate of $5,400 in cash to the Joint Venture and is required to provide it with non-exclusive licenses to technologies and certain distribution rights. The Agency is required to contribute certain land use rights and provide other services to the Joint Venture. As of March 31, 1997, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. The Company believes that any future cash contributions required to be made to the Joint Venture will be paid from its working capital or proceeds from additional financings, if any. The Joint Venture is subject to the annual licensing requirements of the Chinese government. The Joint Venture's business license has been renewed through March 1,1999. The failure of the Joint Venture to receive a renewal of its license beyond this date may adversely affect the Company's ownership interests in the Joint Venture. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

In December 1996, the Company completed a private placement of 450 shares of redeemable convertible preferred stock (the "December Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450 shares sold, 70 shares of redeemable convertible preferred stock were issued in exchange for 390 shares of Common Stock, originally issued in an earlier private placement.


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

Generally, the number of shares of Common Stock to be issued upon conversion of the Series A Preferred Stock is determined by dividing (i) the sum of $25 multiplied by the number of shares being converted, plus accrued and unpaid dividends thereon and any unpaid default payments, by (ii) a conversion price (as determined in the certificate of designations for such shares) which is approximately 72% of the then applicable market price of the Common Stock. The then applicable market price generally will be determined as follows: (i) if the holder giving the conversion notice has sold the shares of Common Stock issuable upon conversion, the market price will be the weighted average of the actual selling price at which the holder converting has sold the shares of Common Stock (which may not be less than the lowest trading price on the date of such trade as reported by the Nasdaq Small-Cap Market), net of normal and customary commissions and underwriting or dealer spreads, or (ii) if the holder giving the conversion notice has not sold the shares of Common Stock issuable upon conversion, the market price will be the average of the daily mean between the low trading price and the closing price of the Common Stock for each of the three consecutive trading days prior to the conversion date. The conversion price is also subject to adjustment for customary dilutive events such as stock splits, stock dividends, reorganizations and certain mergers.

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

If the average market price of the Common Stock on May 6, 1998 of $1.00 per share was used to determine the number of shares issuable upon conversion of all of the shares of Series A and Series B Preferred Stock outstanding as of the same date, the Company would be obligated to issue an aggregate of approximately 13,795,000 shares of Common Stock. There is no limitation on the number of shares of Common Stock that the Company may be required to issue in connection with the conversion of the Series A and Series B Preferred Stock. The number of shares of Common Stock issuable upon conversion of, or otherwise with respect to, the shares of Series A and Series B Preferred Stock is subject to adjustment, and will likely be different than the amount estimated herein. The exact number is dependent upon factors which the Company is unable to predict at this time, including the future market price of the Common Stock.

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

As of May 6, 1998, there were approximately 219 shares of Series A Preferred Stock and 240 shares of Series B Preferred Stock issued and outstanding.

In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of its intellectual property. As of March 31, 1997, the Company had no outstanding financed accounts receivable under this agreement. The amounts financed under this agreement at December 31, 1997 were repaid in January 1998.

The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $617, $603, $620, and $558 for the years ending December 31, 1998, 1999, 2000 and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $167 in 1998 in connection with the subleases on excess office space in the United States.

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities.

From Time to time the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following (1) technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

Part II-Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27, Financial Data Schedule.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMMUNICATION INTELLIGENCE CORPORATION
                          ---------------------------------------------------
                                                Registrant



    May 15, 1998                        /s/ Guido DiGregorio
----------------------    ---------------------------------------------------
       Date                                Guido DiGregorio
                            (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)