Form 10-Q
period 1998-06-30
COMMUNICATION INTELLIGENCE CORP
filed 1998-08-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                94-2790442
   -------------------------------            ----------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


      275 Shoreline Drive, Suite 500, Redwood Shores, CA    94065-1413
      ----------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888

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


     Number of shares outstanding of the issuer's Common Stock, as of August 12, 1997: 54,221,965.

 This Quarterly Report on Form 10-Q contains 21 pages of which this is page 1.

                     Communication Intelligence Corporation
                                 and Subsidiary
                                   FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements                                           Page No.

   Condensed Consolidated Balance Sheets at June 30, 1998 (unaudited) and
       December 31, 1997......................................................3

   CondensedConsolidated  Statements of  Operations  for the three and six month periods ended June 30, 1998 and 1997(unaudited)..................4

   CondensedConsolidated  Statements  of Cash  Flows  for  the  six  month periods ended June 30, 1998 and 1997(unaudited)........................5

   Notes to Condensed Consolidated Financial Statements.......................7


 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................13


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................19

   Item 2.  Change in Securities.............................................19

   Item 3.  Defaults Upon Senior Securities..................................19

   Item 4.  Submission of Matters to a Vote of Security Holders..............19

   Item 5.  Other Information................................................20

   Item 6.  Exhibits and Reports on Form 8-K

            (a)      Exhibits................................................20

            (b)      Reports on Form 8-K.....................................20

   Signatures................................................................21


                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                June 30,          December 31,
                                                  1998                1997
                                               ----------          ----------
                                                         Unaudited

Assets
Current assets:
     Cash and cash equivalents                 $    1,939          $    5,485
     Accounts receivable, net                         860                 362
     Inventories                                      245                 193
     Other current assets                             274                 175
                                               ----------          ----------
         Total current assets                       3,318               6,215

Note receivable from officer                          210                 210
Property and equipment, net                           691                 798
Other assets                                          262                 268
                                               ----------          ----------

         Total assets                         $     4,481          $    7,491
                                              ===========          ==========

Liabilities and stockholders' equity
 Current liabilities:
     Short-term debt                          $       145          $      490
     Accounts payable                                 227               1,059
     Accrued compensation                             309                 446
     Other accrued liabilities                        977               1,059
     Deferred revenue                                  55                 440
                                              -----------          ----------
         Total current liabilities                  1,713               3,494

Other liabilities                                       -                   8
Commitments  (Note 6)

Stockholders' equity:
     Convertible preferred stock (Note 6)               4                   6
     Common stock                                     519                 474
     Additional paid-in capital                    70,179              69,955
     Accumulated deficit                          (67,915)            (66,347)
     Cumulative translation adjustment                (19)                (99)
                                              ------------        ------------
         Total stockholders' equity                 2,768               3,989
                                              ------------        ------------

Total liabilities and stockholders' equity    $     4,481         $     7,491
                                              ============        ============

                            See accompanying notes.


                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                   Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                   ------------------        ------------------
                                     1998       1997           1998      1997
                                   --------   -------        --------  --------
Revenues:
  Product                          $    803   $   995        $ 1,478   $  1,760
  License and royalty                   295       318            888        590
  Development contracts                 102        84            200        245
                                   --------   -------        --------  --------

            Total revenues            1,200     1,397          2,566      2,595

Operating costs and expenses:
  Cost of sales:
     Product                            447     1,014            776      1,799
     License and royalty                  7        22             22         41
     Development contracts               53        84            110        181
  Research and development              486       595          1,065      1,071
  Sales and marketing                   734     1,580          1,281      2,980
  General and administrative            466       690            966      1,119
                                   --------   -------        -------   --------

         Total operating costs
             and expenses             2,193     3,985          4,220      7,191
                                   --------   -------        -------   --------

Loss from operations                   (993)   (2,588)        (1,654)    (4,596)

Interest income and other income
  (expense), net (Note 6)                38        53            102       (368)

Interest expense                         (2)       (4)           (16)       (21)
                                   --------   -------        -------   --------

      Net loss                         (957)   (2,539)        (1,568)    (4,985)

      Embedded yield on preferred
      stock (Note 1)                      -    (2,188)             -     (4,376)

      Preferred stock dividend         (143)     (141)          (310)      (282)
                                   --------   -------        -------   --------

Net loss applicable to common
 stockholders                      $ (1,100)  $(4,868)       $(1,878)  $ (9,643)
                                   ========   =======        =======   ========

Basic loss percommon share(Note 7) $  (0.02) $  (0.11)       $ (0.04)  $  (0.22)
                                   ========   =======        ========  ========

Diluted loss per common
share(Note 7)                      $  (0.02) $  (0.11)       $ (0.04)  $  (0.22)
                                   ========  ========        =======   ========
 Weighted average common
     shares outstanding              50,884    44,871         49,649     44,713
                                   ========  ========        =======   ========

                            See accompanying notes.



                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                   Six Months Ended
                                                       June 30,
                                              ---------------------------------
                                                  1998                 1997
                                              ------------        -------------

Cash flows from operating activities:
 Net loss                                     $     (1,568)       $     (4,985)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
     Depreciation and amortization                     164                 113
     Warrant issuance costs                              -                 484
     Stock options issued for services                  32                  46
     Changes in operating assets
     and liabilities:
        Accounts receivable                           (499)               (346)
        Inventories                                    (52)               (717)
        Other current assets                           (99)               (201)
        Other assets                                   (17)                (62)
        Accounts payable and accrued
        compensation                                  (673)                259
        Other accrued liabilities                     (273)                164
        Deferred revenue                              (414)               (509)
        Pre-petition liabilities                         -                (878)
                                              ------------         ------------

     Net cash used in operating activities          (3,399)             (6,632)
                                              ------------         ------------

Cash flows from investing activities:
  Proceeds from sales and maturities
  of short-term investments                             -                4,954
  Purchase of short-term investments                    -               (6,304)
  Acquisition of property and equipment               (35)                (383)
                                              -----------          ------------

      Net cash used in investing activities           (35)              (1,733)
                                              -----------          ------------

Cash flows from financing activities:
  Principal payments on short-term debt              (490)                   -
  Principal payments on capital
  lease obligations                                    (3)                  (5)
  Proceeds from issuance of short-term debt           145                  109
  Proceeds from issuance of common stock              236                  194
   Net cash provided by (used in)             -----------          ------------
   financing activities                              (112)                 298
                                              -----------          ------------

Effect of exchange rate changes on cash                -                   (34)
                                              -----------          ------------

Net decrease in cash and cash equivalents          (3,546)              (8,101)
Cash and cash equivalents at beginning
of period                                           5,485               10,573
                                              -----------          ------------
Cash and cash equivalents at end of period    $     1,939          $     2,472
                                              ===========          ============

                            See accompanying notes.


                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                Six Months Ended
                                                    June 30,
                                         ------------------------------------
                                              1998                  1997
                                         ---------------       --------------

Schedule of non-cash transactions:

Conversion of redeemable
convertible preferred stock into
Series A Preferred Stock                 $          -          $      9,417
                                          ==============       ==============



                           See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

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

         For the six months ended June 30, 1998, the Company's cash and cash equivalents decreased by $3,546 from $5,485 at the beginning of the period to $1,939. The decrease is due primarily to cash used in operating activities of $3,399 and $453 used to repay an accounts receivable line of credit in January, 1998. Although there can be no assurance, the Company believes that its cash and cash equivalents will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

1.       Interim financial statements (continued)

         discretionary spending. Management believes that it will be able to reduce discretionary spending if required.

         The Company's Form 10-Q for the three and six months ended June 30, 1997 was restated to reflect the non-cash charge for the embedded yield on the convertible preferred stock resulting from the discounted conversion feature provided on such stock and the cumulative dividends of $1.25 per share, per annum, on outstanding shares of Series A Preferred Stock. The Company believes the restatement of the June 30, 1997 three and six month results was in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the three months ended June 30, 1997 was to increase the net loss applicable to common stockholders by $2,329 from $2,539 to $4,868 and to increase the basic and diluted loss per common share by $0.05 from $0.06 to $0.11. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the six months ended June 30, 1997 was to increase the net loss applicable to common stockholders by $4,658 from $4,985 to $9,643 and to increase the basic and diluted loss per common share by $0.11 from $0.11 to $0.22 The restatement had no effect on the Company's cash position at June 30, 1997.

         Certain prior period amounts in this Form 10-Q have been reclassified to conform with the current period presentation.

         The  financial   information   contained   herein  should  be  read  in
         conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997.

2.        Cash and cash equivalents

         The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

         Cash and cash equivalents consist of the following:

                                          June 30,       Dec. 31,
                                            1998           1997
                                           ------         ------
          Cash in bank .................   $  715         $1,160
          Commercial paper .............      410          2,330
          Money market accounts ........       14          1,004
          Corporate debt securities ....       --            991
          Other debt securities ........      800             --
                                           ------         ------
                                           $1,939         $5,485
                                           ======         ======

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

3.       Inventories

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At June 30, 1998, inventory was comprised primarily of finished goods.

4.       Short-term debt

         On June 30, 1998, the Company's 90% owned Chinese joint venture (the "Joint Venture") borrowed the equivalent of $145, denominated in Chinese currency from a Chinese bank. The loan bears interest at 9% and is due on June 30, 1999. The borrowings are secured by a US dollar denominated deposit held by the bank.

         In May 1997, the Company purchased office furniture and a security system with an approximate value of $209 from a third party. The Company paid $100 in cash and signed an unsecured note for $109 due in monthly installments through May 1998. The note bore interest on the unpaid balance at a rate of 10% per annum. The note was paid in full in May, 1998.

         In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company may factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500 with an advance rate of 80% of eligible accounts receivable less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. The amounts financed under the accounts receivable financing agreement at December 31, 1997, were repaid in January 1998. The Company had approximately $1,500 of credit available under this agreement at June 30, 1998.

5.       Revenue recognition

          Revenue from software and other product sales are recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment. License revenues are recognized when the software has been delivered and when all significant obligations have been met. Royalty revenues are recognized as products are licensed and sold by licensees. Development contract revenue is generated primarily from system integration services, research grants and joint development agreements with private and government agencies. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collectability is probable and related costs have been incurred.

          In  October  1997,   the  American   Institute  of  Certified   Public
          Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1,"Software Revenue Recognition". In March 1998,

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

 5.       Revenue recognition (continued)

         the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue
         Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and six months ended June 30, 1998.

  6.     Convertible preferred stock

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

         On March 28, 1997, and effective as of December 31, 1996, holders of 100% of the then issued and outstanding Series A Preferred Stock executed a waiver of certain provisions of the Registration Rights Agreement (the "Agreement") entered into in connection with the December Private Placement. Under the waiver, these holders irrevocably waived any redemption obligations of the Company with respect to the Series A Preferred Stock in exchange for the issuance to such holders of 300 warrants to purchase the Company's Common Stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the effective date of issuance and have an exercise price of $2.00 per share, subject to adjustments for anti-dilution. The Company has ascribed a value of $484 to these warrants, which was recorded as an expense in the Company's statement of operations during the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the aforementioned waiver, the shares of Series A Preferred Stock which were classified as redeemable securities at December 31, 1996 were reclassified as convertible preferred stock at March 31, 1997 and, as such, are included in stockholders' equity.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

  6.     Convertible preferred stock (continued)

         The number of shares of Common Stock to be issued upon conversion of the Series A Preferred Stock is determined by dividing (i) the sum of $25.00 multiplied by the number of Series A Preferred shares being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price which is approximately 72% of the then applicable market price of the Company's Common Stock.

         The number of shares of Common Stock to be issued upon conversion of the Series B Preferred Stock is determined by dividing (i) the sum of $25.00 multiplied by the number of shares of Series B Preferred Stock being converted, plus accrued and unpaid dividends, by (ii) a conversion price equal to the lower of (a) the average market price of the Common Stock or (b) $1.59 per share

         Each holder of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock is entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). The dividends may be paid in cash or additional shares of preferred stock (with each additional share valued at $25.00 per share), at the Company's option. Dividends must be paid on the Series A Preferred Stock and Series B Preferred Stock prior to any dividends being paid on any other class of stock ranking junior thereto.

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

7.       Net loss per share

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

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

8.        Recent accounting pronouncement

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

9.       Comprehensive income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement. For example other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required.

         Total comprehensive loss was as follows:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             1998         1997
                                                           -------      -------
         Net loss ....................................     $(1,568)     $(4,985)
         Other comprehensive loss:
            Cumulative translation adjustment ........          80           81
                                                           -------      -------
         Total comprehensive loss ....................     $(1,488)     $(4,904)
                                                           =======      =======

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

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty fees and development contracts. For the three months ended June 30, 1998, revenues decreased by 14% to $1,200 from $1,397, and for the six months revenues decreased 1% to $2,566 from $2,595 for the comparable three and six month periods ended June 30, 1997 as discussed below:

                                   Three Months Ended  Six Months Ended
                                         June 30,          June 30,
                                     ---------------   ---------------

                                      1998     1997     1998     1997
                                     ------   ------   ------   ------

          Revenues:
          Product sales ..........   $  803   $  995   $1,478   $1,760
          License and royalty fees      295      318      888      590
          Development contracts ..      102       84      200      245
                                     ======   ======   ======   ======

                Total revenues ...   $1,200   $1,397   $2,566   $2,595
                                     ======   ======   ======   ======

Product sales decreased to $803 and $1,478, or by 19% and 16%, respectively, for the three and six month periods ended June 30, 1998 from $995 and $1,760, respectively, in the comparable prior year periods. This decrease was due primarily to the withdrawal of Handwriter products from the retail channel during the six months ended June 30, 1998. Handwriter product sales decreased $541 and $861 to $184 and $379, respectively, during the three and six month periods ended June 30, 1998 compared to $725 and $1,240, respectively, in the prior year periods. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") increased $112 and $292, or by 27% and 42%, respectively, for the three and six month periods ended June 30, 1998 to $526 and $983,respectively, compared to $414 and $691, respectively, in the comparable prior year periods. The increase is primarily due to increases in sales efforts made possible by an expansion of the sales force during the first and second quarters of 1998 which offsets a portion of the decline in Handwriter sales.

Revenues from license and royalty fees for the three month period ended June 30, 1998 decreased $23 or 7% to $295 from $318 in the comparable prior year period. This decrease was primarily the result of approximately $219 of revenues recognized during the three month period ended June 30, 1997 on licensing agreements for which the Company had no further obligation to deliver additional software or services offset by increased shipments by OEM's of products incorporating the Company's software.. For the six month period ended June 30, 1998, revenues from license and royalty fees increased $298 or 51% to $888 from $590 in the comparable prior year period. This increase is primarily attributable to increases in OEM product shipments bundling the Company's handwriting recognition software reported by licensees. Revenues recognized on licensing agreements for which the Company has no further obligation to deliver additional software or services for the six months ended June 30, 1998 was $404 compared to $383 in the comparable prior year period

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Development contract revenues for the three month period ended June 30, 1998 increased 21% to $102 from $84 in the comparable prior year period. This increase resulted from non-grant development revenue from the LA Unified School District. For the six months ended June 30, 1998, development contract revenue decreased 18% to $200 from $245 in the comparable prior year period. The decline is due to reduced grant revenues from the National Science Foundation from the comparable prior year period.

Cost of sales. Cost of product sales for the three and six month periods ended June 30, 1998 decreased 56% and 57%, respectively, to $447 and $776, respectively, from $1,014 and $1,799, respectively, in the comparable prior year periods. Cost of product sales for the three and six month periods ended June 30, 1998 includes approximately $405 and $709, respectively, of hardware and software components related to the system integration activities of the Joint Venture, compared to approximately $323 and $558, respectively, in the prior year periods. The increase in systems integration costs of product sales for the three and six month periods ended June 30, 1998 is due to the increase in sales of such products and was offset by a decrease for the three and six month periods ending June 30, 1998 of $500 and $875, respectively, in Handwriter(R) product cost of sales. The decrease in Handwriter(R) product cost of sales is due to reduced sales of such products for the three and six months ended June 30, 1998 compared to the prior year, and lower product costs. License and royalty cost of sales decreased approximately $15 and $19, respectively, to $7 and $22, respectively, for the three and six months ended June 30, 1998, compared to $22 and $41, respectively, for the comparable 1997 periods. Costs incurred in connection with development contract revenues decreased 37% and 39% for the three and six months ended June 30, 1998 as compared to the prior year periods, commensurate with the decrease in contract development revenues in the first and second quarters of 1998.

Research and development expenses. Research and development expenses for the three and six month periods ended June 30, 1998 decreased by 18% and 1%, respectively, to $486 and $1,065, respectively, as compared to $595 and $1,071 in the comparable period of the prior year. The decreases were primarily due to reductions of approximately $181 and $148, respectively, in payroll and related costs attributable to a decrease in the number of U.S. based personnel for the three and six month periods ended June 30, 1998 compared to the same three and six month prior year periods. Other costs, including facilities and related costs, increased approximately $72 and $142, respectively, for the three and six month periods ended June 30, 1998 from the comparable prior year periods. The increase in other costs was commensurate with the decreased development contract revenues and increased engineering activities by the Company's Joint Venture. The Company did not capitalize any software development costs during the three month periods ended June 30, 1998, and 1997. For the six months ended June 30, 1998 and 1997, the Company did not capitalized any significant software development costs.

Sales and marketing expenses. Sales and marketing expenses for the three and six month periods ended June 30, 1998 decreased 54% and 57%, respectively, to $734 and $1,281, respectively, as compared to $1,580 and $2,980 in the comparable period of the prior year. The decrease for the three and six month periods ended June 30, 1998 was primarily due to decreases of $483 and $928, respectively, in advertising and related expenses, and $228 and $450, respectively, in payroll and related expenses consistent with the Company's new objectives. Other costs including facilities and related expenses decreased $135 and $321, respectively, commensurate with overall reductions in staffing. The reductions in staffing and advertising expenses were primarily due to the withdrawal of the Company's Handwriter products from the retail channel during the first quarter of 1998, a reduction in the U. S. based sales force in October 1997, and the closure of the Japanese sales office in December 1997, respectively.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

General and administrative expenses. General and administrative expenses for the three and six month periods ended June 30, 1998 decreased 32% and 14%, respectively, to $466 and $966 as compared to $690 and $1,119, respectively, from the comparable periods of the prior year. The decreases were primarily attributable to decreases of approximately $224 and $233, respectively, in other costs, including consulting and professional service expenses. The reductions were offset by increases in allocated facilities and related costs, and an increase in the administrative activities of the Joint Venture.

Interest income and other income (expense), net. Interest income and other income (expense), net decreased due to a one time non-cash charge to expense in March 1997 of $484 for 300 warrants issued on March 28, 1997 to holders of 100% of the then issued and outstanding redeemable convertible preferred stock in exchange for the execution of a waiver to certain provisions of the Registration Rights Agreement entered into in connection with the December Private Placement (See Note 6 in the Notes to the Condensed Consolidated Financial Statements).

Embedded yield on preferred stock. The embedded yield on preferred stock for the three and six month periods ended June 30, 1997 results from the discount feature provided on the conversion of the Series A Preferred Stock into Common Stock. The embedded yield totaling $4,376 was recognized from the effective issuance date of December 31, 1996 through July 1, 1997, the date on which the Series A Preferred Stock first became convertible.

Preferred stock dividend. The preferred stock dividend relates to cumulative dividends of $1.25 per share, per annum, compounded quarterly and semi-annually, respectively, whether or not declared, on all of the Company's convertible preferred stock.

Liquidity and Capital Resources

At June 30, 1998, cash and cash equivalents totaled $1,939 compared to cash and cash equivalents of $5,485 at December 31, 1997. This decrease was primarily the result of $3,399 used in operating activities and approximately $453 used to repay the accounts receivable line of credit. Total current assets were $3,318 at June 30, 1998 compared to $6,215 at December 31, 1997.

As of June 30, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $1,939. Although there can be no assurance, the Company believes that its cash and cash equivalents will be sufficient to fund planned operations for at least the next twelve months. However, if, among other things, the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

Current liabilities, which include deferred revenue, were $1,713 at June 30, 1998. Deferred revenue, totaling $55 at June 30, 1998, primarily reflects nonrefundable advance royalty and service fees received from the Company's customers and licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped or the service is performed.

The Company currently owns 90% of a joint venture with The Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of The

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

People's Republic of China (the "Agency").  In June 1998 the registered  capital of the Joint Venture was reduced from $10,000 to $2,550. Under the old provisions of the joint venture agreement, the Company could have been required to contribute up to an aggregate of $5,400 in cash to the Joint Venture and provide it with non-exclusive licenses to technologies and certain distribution rights. The Agency was required to contribute certain land use rights and provide other services to the Joint Venture. As of June 30, 1998, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.. The Company's investment in the Joint Venture is subject to the risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

In December 1996, the Company completed a private placement of 450 shares of redeemable convertible preferred stock (the "December Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450 shares sold, 70 shares of redeemable convertible preferred stock were issued in exchange for 390 shares of Common Stock, originally issued by the Company in an earlier private placement in June 1996.

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

Generally, the number of shares of Common Stock to be issued upon conversion of the Series B Preferred Stock is determined by dividing (i) the sum of $25 multiplied by the number of shares being converted, plus accrued and unpaid dividends thereon, by (ii) a conversion price (as determined in the certificate of designations for such shares) equal to the lower of (a) the average market price of the Common Stock, or (b) $1.59 per share. The average market price generally will be the average of the daily closing prices of the Common Stock for the three consecutive trading days prior to the conversion date. The conversion price is also subject to adjustment for customary dilutive events such as stock splits, stock dividends, reorganizations and certain mergers.

If the average market price of the Common Stock on August 12, 1998 of $1.00 per share was used to determine the number of shares issuable upon conversion of all of the shares of Series A and Series B Preferred Stock outstanding as of the same date, the Company would be obligated to issue an aggregate of approximately 11,738 shares of Common Stock. There is no limitation on the number of shares of Common Stock that the Company may be required to issue in connection with the conversion of the Series A and Series B Preferred Stock. The number of shares of Common Stock issuable upon conversion of, or otherwise with respect to, the shares of Series A and Series B Preferred Stock is subject to adjustment, and will likely be different than the amount estimated herein. The exact number is dependent upon factors which the Company is unable to predict at this time, including the future market price of the Common Stock.

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

As of August 12, 1998, there were approximately 162 shares of Series A Preferred Stock and 219 shares of Series B Preferred Stock issued and outstanding.

In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of its intellectual property. As of June 30, 1998, the Company had no outstanding financed accounts receivable under this agreement. The amounts financed under this agreement at December 31, 1997 were repaid in January 1998.

The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $617, $603, $620, and $558 for the years ending December 31, 1998, 1999, 2000 and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $167 in 1998 in connection with subleases on excess office space in the United States.

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.From time to time the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

Year 2000 Compliance

The Company develops, markets and licenses pen-input and biometric security software and technologies for the computer, consumer electronics and communication markets. The Company's products include multi-lingual character recognition software, signature verification software, biometric security development tools, and electronic ink compression and electronic note-taking software. The Company believes that all versions of its products are and have been Year 2000 compliant. The Company has been assessing internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes the internal financial and applications software is Year 2000 compliant. The Company is currently in the process of replacing older desktop PC's which are not, nor cannot be upgraded to be, Year 2000 compliant. The cost of replacing these desktop systems is not expected to have a material adverse impact on the Company's business, financial condition and results of operations. The Company is still in the process of analyzing its supplier's and customer's readiness with respect to Year 2000 compliance. There can be no assurance that failure of the Company's suppliers and customers to rectify their Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 1, 1998. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 46,136 shares or 93% of the eligible outstanding Common Stock of the Company. Four proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1

Each of the six persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                                   Broker
                                                             -----------------
                            Name            For    Withheld  Non-votes Abstain
                      ----------------     ------  --------  --------- -------
     All Classes      Michael A. Braun     45,949     187      None      None
     All Classes      James Dao ......     45,850     286      None      None
     All Classes      Guido DiGregorio     45,915     221      None      None
     All Classes      Jess M. Ravich .     45,950     186      None      None
     All Classes      Philip Sassower      45,950     186      None      None
     All Classes      Jeffrey Steiner      45,949     187      None      None
     All Classes      C. B. Sung .....     45,854     282      None      None

Proposal 2

It was resolved to amend the Company's Certificate of Designation relating to its first series of 5% Cumulative Convertible Preferred Stock to cause the dividend and liquidation rights with respect thereto to be pari passu with the Company's Series B 5% Cumulative Convertible Preferred Stock. The number of votes for, against and abstaining on this proposal follows:

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

Proposal 2 (continued)

                                                                   Broker
                                                            --------------------
                                For      Against   Abstain  Non-votes   Abstain
                               ------    -------   -------  ---------  ---------
     All Classes ........      26,832      427      290        None      None

Proposal 3

It was resolved to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 80,000 to 100,000: The number of votes for, against and abstaining on this proposal follows:

                                                                   Broker
                                                             -------------------
                                  For      Against  Abstain  Non-votes   Abstain
                                 ------     -----   ------   ---------   -------
     All Classes ...........     43,884     1,974     278       None        None
     Common only ...........     43,152     1,974     278       None        None

Proposal 4

It was resolved to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1998. The number of votes for, against and abstaining on this proposal follows:

                                                                   Broker
                                                             -------------------
                                  For      Against  Abstain  Non-votes   Abstain
                                 ------     -----   ------   ---------   -------
     All Classes .........       45,901      197      38        None        None

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





                                          COMMUNICATION INTELLIGENCE CORPORATION
                                          --------------------------------------
                                                        Registrant



     August 7, 1998                        /s/ Guido DiGregorio
--------------------------       -----------------------------------------------
          Date                                 Guido DiGregorio
                                  (Principal Financial Officer and Officer Duly
                                 Authorized to Sign on Behalf of the Registrant)