Form 10-Q
period 1998-09-30
COMMUNICATION INTELLIGENCE CORP
filed 1998-11-13
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1998
                                   --------------------

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

                        Commission File Number: 0-19301
                                                -------

                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                             94-2790442
---------------------------------                          ---------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

      275 Shoreline Drive, Suite 500, Redwood Shores, CA       94065-1413
     ----------------------------------------------------     ------------
           (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (650) 802-7888
                                                     ----------------

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

Number of shares outstanding of the Issuer's Common Stock, as of November 12, 1998: 68,966,246

This Quarterly Report on Form 10-Q contains 21 pages of which this is page 1.

                     Communication Intelligence Corporation
                                 and Subsidiary
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements                                  Page No.
                  --------------------                                  --------

          Condensed Consolidated Balance Sheets at September 30, 1998
               (unaudited) and December 31, 1997............................3

          Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997
               (unaudited)..................................................4

          Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997 (unaudited)..5

          Notes to Unaudited Condensed Consolidated Financial Statements....7


          Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................13


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................19

          Item 2.  Change in Securities....................................19

          Item 3.  Defaults Upon Senior Securities.........................19

          Item 4.  Submission of Matters to a Vote of Security Holders.....19

          Item 5.  Other Information.......................................19

          Item 6.  Exhibits and Reports on Form 8-K

                   (a) Exhibits............................................19

                   (b) Reports on Form 8-K.................................19

         Signatures........................................................20

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                           Sept. 30,   Dec. 31,
                                                             1998        1997
                                                           ---------   ---------
                                                           Unaudited
Assets
Current assets:
     Cash and cash equivalents ..........................   $  1,314   $  5,485
     Accounts receivable, net ...........................        798        362
     Inventories ........................................        232        193
     Other current assets ...............................         76        175
                                                            --------   --------
         Total current assets ...........................      2,420      6,215

Note receivable from officer  (Note 4) ..................        210        210
Property and equipment, net .............................        607        798
Other assets ............................................        265        268
                                                            --------   --------

         Total assets ...................................   $  3,502   $  7,491
                                                            ========   ========

Liabilities and stockholders' equity Current liabilities:
     Short-term debt ....................................   $    145   $    490
     Accounts payable ...................................        177      1,059
     Accrued compensation ...............................        257        446
     Other accrued liabilities ..........................        621      1,059
     Deferred revenue ...................................         17        440
                                                            --------   --------
         Total current liabilities ......................      1,217      3,494

Other liabilities .......................................       --            8
Commitments  (Note 7)

Stockholders' equity:
     Convertible preferred stock (Note 7) ...............          3          6
     Common stock .......................................        594        474
     Additional paid-in capital .........................     70,366     69,955
     Accumulated deficit ................................    (68,631)   (66,347)
     Cumulative translation adjustment ..................        (47)       (99)
                                                            --------   --------
         Total stockholders' equity .....................      2,285      3,989
                                                            ========   ========

         Total liabilities and stockholders' equity .....   $  3,502   $  7,491
                                                            ========   ========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                   ---------------------   ---------------------
                                   ---------   ---------   ---------   ---------
                                      1998        1997        1998        1997
                                   ---------   ---------   ---------   ---------
Revenues:
  Product ........................ $    598    $    576    $  2,076    $  2,336
  License and royalty ............      388         623       1,276       1,213
  Development contracts ..........      130         176         330         421
                                    --------    --------    --------    --------
    Total revenues ...............    1,116       1,375       3,682       3,970

Operating costs and expenses:
  Cost of sales:
    Product ......................      357         575       1,133       2,374
    License and royalty ..........       33          43          55          84
    Development contracts ........       98         159         208         340
  Research and development .......      344         585       1,409       1,656
  Sales and marketing ............      591       1,723       1,872       4,703
  General and administrative .....      437         544       1,403       1,663
                                    --------    --------    --------    --------
    Total operating costs
      and expenses ...............    1,860       3,629       6,080      10,820
                                    --------    --------    --------    --------

Loss from operations .............     (744)     (2,254)     (2,398)     (6,850)

Interest income and other income
  (expense), net (Note 7) ........       30          56         132        (312)

Interest expense .................       (2)         (7)        (18)        (28)
                                    --------    --------    --------    --------
   Net loss ......................     (716)     (2,205)     (2,284)     (7,190)

   Embedded yield on preferred
     stock (Note 1) ..............      --          --          --       (4,376)

   Preferred stock
     dividend (Note 1) ...........     (125)       (141)       (435)       (423)
                                    --------    --------    --------    --------
Net loss applicable to common
  stockholders ................... $   (841)   $ (2,346)   $ (2,719)   $(11,989)
                                    ========    ========    ========    ========
Basic loss per common share
  (Note 8) ....................... $  (0.02)   $  (0.05)   $  (0.05)   $  (0.27)
                                    ========    ========    ========    ========
Diluted loss per common share
  (Note 8)........................ $  (0.02)   $  (0.05)   $  (0.05)   $  (0.27)
                                    ========    ========    ========    ========
Weighted average common shares
  outstanding ....................   54,544      45,200      51,298      44,876
                                    ========    ========    ========    ========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                           ---------   ---------
                                                              1998        1997
                                                           ---------   ---------
Cash flows from operating activities:
  Net loss ............................................    $ (2,284)   $ (7,190)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization ...................         246         183
      Warrant issuance costs ..........................        --           484
      Stock options issued for services ...............          32          74
      Changes in operating assets and liabilities:
        Accounts receivable ...........................        (437)       (139)
        Inventories ...................................         (54)       (892)
        Other current assets ..........................          99        (210)
        Other assets ..................................        (203)       (234)
        Accounts payable and accrued compensation .....      (1,070)        672
        Other accrued liabilities .....................        (171)       (272)
        Deferred revenue ..............................        (452)     (1,033)
        Pre-petition liabilities ......................        --          (878)
                                                            --------    --------
      Net cash used in operating activities ...........      (4,294)     (9,435)
                                                            --------    --------
Cash flows from investing activities:
  Proceeds from sales and maturities of short-term
    investments .......................................        --         7,071
  Purchase of short-term investments ..................        --        (7,022)
  Acquisition of property and equipment ...............         (49)       (584)
                                                            --------    --------
      Net cash used in investing activities ...........         (49)       (535)
                                                            --------    --------
Cash flows from financing activities:
  Principal payments on short-term debt ...............        (490)        (26)
  Principal payments on capital lease obligations .....          (4)        (17)
  Proceeds from issuance of short-term debt ...........         145         109
  Proceeds from issuance of common stock ..............         527         772
                                                            --------    --------
      Net cash provided by financing activities .......         178         838
                                                            --------    --------
Effect of exchange rate changes on cash ...............          (6)        (49)
                                                            --------    --------
Net decrease in cash and cash equivalents .............      (4,171)     (9,181)
Cash and cash equivalents at beginning of period ......       5,485      10,573
                                                            ========    ========
Cash and cash equivalents at end of period ............    $  1,314    $  1,392
                                                            ========    ========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              1998        1997
                                                           ---------   ---------
Schedule of non-cash transactions:
  Conversion of redeemable convertible preferred
  stock into Series A Preferred Stock                      $      -    $  9,417
                                                            ========    ========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

1.   Interim financial statements

     The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year.

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

     For the nine months ended September 30, 1998, the Company's cash and cash equivalents decreased by $4,171 from $5,485 at the beginning of the period to $1,314. The decrease is due primarily to cash used in operating activities of $4,294 and $453 used to repay an accounts receivable line of credit in January 1998. As of September 30, 1998, the Company's principal source of funds were its cash and cash equivalents of $1,314 and its eligible advances from its $1,500 accounts receivable financing. The Company is seeking to become cash flow positive from operating activities. However, the Company is unable to predict when it can meet this objective. There can be no assurance that the Company will have adequate capital resources to fund planned operations in the near future. If the Company does not have adequate capital resources to fund operations, it may be

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

1.   Interim financial statements (continued)

     required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects. There can be no assurance that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company.

     The Company's results of operations for the three and nine months ended September 30, 1997 was restated to reflect the non-cash charge for the embedded yield on the convertible preferred stock resulting from the discounted conversion feature provided on such stock and the cumulative dividends of $1.25 per share, per annum, on the outstanding shares of its Series A Preferred Stock. The Company believes the restatement of the September 30, 1997 three and nine month results was in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force. The effect of this restatement on the Company's results of operations originally reported in the Company's Form 10-Q for the three months ended September 30, 1997 was to increase the net loss applicable to common stockholders by $141 from $2,205 to $2,346. There was no change to the amounts reported on basic and diluted loss per common share. The effect of this restatement on the results of operations originally reported in the Company's Form 10-Q for the nine months ended September 30, 1997 was to increase the net loss applicable to common stockholders by $4,799 from $7,190 to $11,989 and to increase the basic and diluted loss per common share by $0.11 from $0.16 to $0.27. The restatement had no effect on the Company's cash position at September 30, 1997.

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

     Cash and cash equivalents consist of the following:

                                        Sept. 30,   Dec. 31,
                                          1998       1997
                                        ---------   --------
          Cash in bank ...............   $  639     $1,160
          Commercial paper ...........      663      2,330
          Money market accounts ......       12      1,004
          Corporate debt securities...      --         991
                                          ======     ======
                                         $1,314     $5,485
                                          ======     ======

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

3.   Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At September 30, 1998, inventory was comprised primarily of finished goods.

4.   Note receivable from officer

     On August 14, 1998, the Company entered into an agreement (the "Agreement") with an officer of the Company. Under the Agreement, the officer will provide consulting services to the Company through December 15, 2001. In exchange for his services, $110,000 of the note receivable from the officer shall be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining, $100,000 of the note receivable from the officer will be forgiven on December 15, 2001 if the officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

5.   Short-term debt

     On June 30, 1998, the Company's 90% owned Chinese joint venture (the "Joint Venture") borrowed the, equivalent of $145, denominated in Chinese currency from a Chinese bank. The loan bears interest at 9% and is due on June 30, 1999. The borrowings are secured by a US dollar denominated deposit held by the bank.

     In May 1997, the Company purchased office furniture and a security system with an approximate value of $209 from a third party. The Company paid $100 in cash and signed an unsecured note for $109 due in monthly installments through May 1998. The note bore interest on the unpaid balance at a rate of 10% per annum. The note was paid in full in May 1998.

     In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company may factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500 with an advance rate of 80% of eligible accounts receivable less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. The amounts financed under the accounts receivable financing agreement at
     December 31, 1997 were repaid in January 1998. The Company had approximately $1,500 of credit available under this agreement at September 30, 1998.

6.   Revenue recognition

     Revenue from software and other product sales are recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment. License revenues are

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

6.   Revenue recognition (continued)

     recognized when the software has been delivered and when all significant obligations have been met. Royalty revenues are recognized as products are licensed and sold by licensees. Development contract revenue is generated primarily from, research grants and joint development agreements with private and government agencies. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collectability is probable and related costs have been incurred.

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during the three and nine months ended September 30, 1998.

7.   Convertible preferred stock

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

     On March 28, 1997, and effective as of December 31, 1996, holders of 100% of the then issued and outstanding Series A Preferred Stock executed a waiver of certain provisions of the Registration Rights Agreement (the "Agreement") entered into in connection with the December Private Placement. Under the waiver, these holders irrevocably waived any redemption obligations of the Company with respect to the Series A Preferred Stock in exchange for the issuance to such holders of 300 warrants to purchase the Company's Common Stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the effective date of issuance and have an exercise price of $2.00 per share, subject to adjustments for anti-dilution. The Company ascribed a value of $484 to these warrants, which was recorded as an expense in the Company's statement of operations during the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the aforementioned waiver, the shares of Series A Preferred Stock, which were classified as redeemable securities at December 31, 1996, were

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

7.   Convertible preferred stock (continued)

     reclassified as convertible preferred stock at March 31, 1997 and, as such, are included in stockholders' equity.

     On November 26, 1997, the Company completed a private placement of 240 shares of Series B Preferred Stock (the "November Private Placement") at $25.00 per share to certain investors. Each share of Series A Preferred Stock and Series B Preferred Stock is convertible by the holders into shares of the Company's Common Stock at any time. In addition, all outstanding shares of Series A Preferred Stock will be automatically converted into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions and events by the Company, or later under certain circumstances. All outstanding shares of Series B Preferred Stock will be automatically converted into shares of Common Stock on November 25, 2000, or at the Company's option, up to one year later. The number of shares of Common Stock to be issued upon conversion of the Series A Preferred Stock is determined by dividing (i) the sum of $25.00 multiplied by the number of shares of Series A Preferred Stock being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price which is approximately 72% of the then applicable market price of the Company's Common Stock.

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

     Pursuant to the Agreement entered into in connection with the sale of the Series A Preferred Stock, the Company is required to pay to each holder a default payment in an amount equal to 3% of the liquidation preference of the Series A Preferred Stock held for any part of each 30-day period in which (i) the Company fails, refuses or is unable to cause the securities covered by the registration statement related to the shares of Common Stock issuable upon conversion of the Series A Preferred Stock (the "1997 Registration Statement") to be listed on the exchange on which the Common Stock is then traded, (ii) any holder's ability to sell the securities covered by the 1997 Registration Statement is suspended for more than sixty days in the aggregate, or (iii) the Company does not have a sufficient number of shares of Common Stock available to effect conversion of the Series A Preferred Stock.

     As of November 9, 1998, there were approximately 93 shares of Series A Preferred Stock and 11 shares of Series B Preferred Stock issued and outstanding.

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

9.   Comprehensive income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required.

     Total comprehensive loss was as follows:

                                               Nine Months Ended
                                                 September 30,
                                              --------   --------
                                                1998       1997
                                              --------   --------
     Net loss .............................   $(2,284)   $(7,190)
     Other comprehensive income:
       Cumulative translation adjustment...        52         66
                                               =======    =======
     Total comprehensive loss .............   $(2,232)   $(7,124)
                                               =======    =======

10.  Recent accounting pronouncement

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and "Management `s Discussion and Analysis of Financial Condition and Results of Operations" and the accompanying financial statements set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty fees and development contracts. For the three months ended September 30, 1998, revenues decreased by 19% to $1,116 from $1,375, and for the nine months ended September 30, 1998, revenues decreased 7% to $3,682 from $3,970 as compared to the three and nine month periods ended September 30, 1997, as discussed below:

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                              -----------------   -----------------
                                1998      1997      1998      1997
                              -------   -------   -------   -------
Revenues:
   Product ................   $  598    $  576    $2,076    $2,336
   License and royalty ....      388       623     1,276     1,213
   Development contracts...      130       176       330       421
                               ======    ======    ======    ======
      Total revenues          $1,116    $1,375    $3,682    $3,970
                               ======    ======    ======    ======

Product sales increased to $598 from $576, or by 4%, for the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. The increase is due to increases in sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture"). For the nine month period ended September 30, 1998, product sales decreased to $2,076 from $2,336, or 11%, in the comparable prior year period. This decrease was due primarily to the withdrawal of Handwriter products from the retail channel during the nine months ended September 30, 1998. Handwriter product sales decreased $216 and $897 to $129 and $508, respectively, during the three and nine month periods ended September 30, 1998 from $345 and $1,405, respectively, in the comparable prior year periods. Product sales by the Company's 90% owned joint venture increased $174 and $469, or by 72% and 50%, respectively, for the three and nine month periods ended September 30, 1998 to $415 and $1,399, respectively, compared to $241 and $930, respectively, in the comparable prior year periods. The increase is primarily due to increases in sales efforts by the Joint Venture's sales force during the first and second quarters of 1998.

Revenues from license and royalty fees for the three month period ended September 30, 1998 decreased $235, or 38%, to $388 from $623 in the comparable prior year period. This decrease was primarily the result of approximately $519 of revenues recognized during the three month period ended September 30, 1997 on licensing agreements for which the Company had no further obligation to deliver additional software or services. This decline in license and royalty fees was primarily offset by increased shipments by OEM's of products incorporating the Company's software. For the nine month period ended September 30, 1998, revenues from license and royalty fees increased $63, or

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

5%, to $1,276 from $1,213 in the comparable prior year period. This increase is primarily attributable to increases in OEM product shipments bundling the Company's handwriting recognition software reported by licensees. Revenues recognized on licensing agreements for which the Company has no further obligation to deliver additional software or services for the nine months ended September 30, 1998 was $404 compared to $902 in the comparable prior year period.

Development contract revenues for the three month period ended September 30, 1998 decreased 26% to $130 from $176 in the comparable prior year period. This decrease resulted from lower non-recurring engineering fees recorded as revenue compared to the prior year period. For the nine months ended September 30, 1998, development contract revenue decreased 22% to $330 from $421 in the comparable prior year period. The decline is due to reduced grant revenues from the National Science Foundation compared to the prior year period.

Cost of sales. Cost of product sales for the three and nine month periods ended September 30, 1998 decreased 38% and 52%, respectively, to $357 and $1,133, respectively, from $575 and $2,374, respectively, in the comparable prior year periods. Cost of product sales for the three and nine month periods ended September 30, 1998 includes approximately $309 and $1,018, respectively, of hardware and software components related to the system integration activities of the Joint Venture, compared to approximately $134 and $692, respectively, in the prior year periods. The increase in systems integration costs of product sales for the three and nine month periods ended September 30, 1998 is due to the increase in sales of such products and was offset by a decrease for the three and nine month periods ended September 30, 1998 of $335 and $1,210, respectively, in Handwriter(R) product cost of sales. The decrease in Handwriter(R) product cost of sales is due to reduced sales of such products for the three and nine months ended September 30, 1998 compared to the prior year, and lower product costs. License and royalty cost of sales decreased approximately $10 and $29, respectively, to $33 and $55, respectively, for the three and nine months ended September 30, 1998 compared to $43 and $84, respectively, for the comparable 1997 periods. Costs incurred in connection with development contract revenues decreased 38% and 39%, respectively, for the three and nine months ended September 30, 1998 as compared to the prior year periods commensurate with the decrease in development contract revenues.

Research and development expenses. Research and development expenses for the three and nine month periods ended September 30, 1998 decreased by 41% and 15%, respectively, to $344 and $1,409, respectively, as compared to $585 and $1,656, respectively, in the comparable period of the prior year. The decreases were primarily due to reductions of approximately $196 and $301, respectively, in payroll and related costs attributable to a decrease in the number of U.S. based personnel for the three and nine month periods ended September 30, 1998 compared to the same three and nine month prior year periods. Other costs, including facilities and related costs, for the three months ended September 30, 1998 decreased approximately $45 commensurate with the reductions in head count. For the nine month period ended September 30, 1998, the increase in other costs was commensurate with the decrease in development contract revenues and increased engineering activities by the Company's Joint Venture during the first half of 1998, compared to the prior year. For the three and nine months ended September 30, 1998 and 1997, the Company did not capitalize any significant software development costs.

Sales and marketing expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 1998 decreased 66% and 60%, respectively, to $591 and $1,872, respectively, as compared to $1,723 and $4,703, respectively, in the comparable period of the prior year. The decrease for the three and nine month periods ended September 30, 1998 was primarily due to decreases of $393 and $1,320, respectively, in advertising and related expenses associated with the Handwriter products, and $362 and $812, respectively, in payroll and related expenses as a result of the Company's previously announced

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

strategy to focus primarily on systems integration and software sales. Other costs including facilities and related expenses decreased $377 and $699, respectively, commensurate with overall reductions in staffing. The reductions in staffing and advertising expenses were primarily due to the withdrawal of the Company's Handwriter products from the retail channel during the first quarter of 1998, a reduction in the U. S. based sales force in October 1997, and the closure of the Japanese sales office in December 1997, respectively.

General and administrative expenses. General and administrative expenses for the three and nine month periods ended September 30, 1998 decreased 20% and 16%, respectively, to $437 and $1,403, respectively, as compared to $544 and $1,663, respectively, from the comparable periods of the prior year. The decreases were primarily attributable to decreases of approximately $107 and $260, respectively, in other costs, including consulting and professional service expenses.

Interest income and other income (expense), net. Interest income and other income (expense), net decreased for the nine months ended September 30, 1998 due to a one time non-cash charge to expense in March 1997 of $484 for 300 warrants issued on March 28, 1997 to holders of 100% of the then issued and outstanding redeemable convertible preferred stock in exchange for the execution of a waiver to certain provisions of the Registration Rights Agreement entered into in connection with the December Private Placement (See Note 6 in the Notes to the Unaudited Condensed Consolidated Financial Statements).

Embedded yield on preferred stock. The embedded yield on preferred stock for the nine month period ended September 30, 1997 results from the discount feature provided on the conversion of the Series A Preferred Stock into Common Stock. The embedded yield totaling $4,376 was recognized from the effective issuance date of December 31, 1996 through July 1, 1997, the date on which the Series A Preferred Stock first became convertible.

Preferred stock dividend. The preferred stock dividend relates to cumulative dividends on the Series A Preferred Stock and Series B Preferred Stock of $1.25 per share, per annum, compounded quarterly and semi-annually, respectively, whether or not declared.

Liquidity and Capital Resources

At September 30, 1998, cash and cash equivalents totaled $1,314 compared to cash and cash equivalents of $5,485 at December 31, 1997. This decrease was primarily the result of $4,294 used in operating activities and approximately $453 used to repay the accounts receivable line of credit. Total current assets were $2,420 at September 30, 1998 compared to $6,215 at December 31, 1997.

As of September 30, 1998, the Company's principal source of funds were its cash and cash equivalents of $1,314 and its eligible advances from its $1,500 accounts receivable financing. The Company is seeking to become cash flow positive from operating activities. However, the Company is unable to predict when it can meet this objective. There can be no assurance that the Company will have adequate capital resources to fund planned operations in the near future. If the Company does not have adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects. There can be no assurance that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company.

Current liabilities, which include deferred revenue, were $1,217 at September 30, 1998. Deferred revenue, totaling $17 at September 30, 1998, primarily reflects nonrefundable advance

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

service fees received from the Company's customers which will be recognized as revenue by the Company in the period in which the service is performed.

The Company currently owns 90% of a joint venture with The Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of The People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. Under the old provisions of the joint venture agreement, the Company was required to contribute up to an aggregate of $5,400 in cash to the Joint Venture and provide it with non-exclusive licenses to technologies and certain distribution rights. The Agency was required to contribute certain land use rights and provide other services to the Joint Venture. As of September 30, 1998, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043. The Company's investment in the Joint Venture is subject to the risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

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

As of November 9, 1998, there were approximately 93 shares of Series A Preferred Stock and 11 shares of Series B Preferred Stock issued and outstanding.

If the average market price of the Common Stock on November 9, 1998 of $0.50 per share was used to determine the number of shares issuable upon conversion of all of the shares of Series A and Series B Preferred Stock outstanding as of the same date, the Company would be obligated to issue an aggregate of approximately 9,355 shares of Common Stock. There is no limitation on the number of shares of Common Stock that the Company may be required to issue in connection with the conversion of the Series A and Series B Preferred Stock. The number of shares of Common Stock issuable upon conversion of, or otherwise with respect to, the shares of Series A and Series B Preferred Stock is subject to adjustment, and will likely be different than the amount estimated herein. The exact number is dependent upon factors which the Company is unable to predict at this time, including the future market price of the Common Stock.

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

In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of its intellectual property. As of September 30, 1998, the Company had no outstanding financed accounts receivable under this agreement. The amounts financed under this agreement at December 31, 1997 were repaid in January 1998.

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

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. From time to time the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result the Company's cash flows and earnings are exposed to fluctuations in foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

Year 2000 Compliance

The Company develops, markets and licenses pen-input and biometric security software and technologies for the computer, consumer electronics and communication markets. The Company's products include multi-lingual character recognition software, signature verification software, biometric security development tools, and electronic ink compression and electronic note-taking software. The Company believes that all versions of its products are Year 2000 compliant. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes the internal financial and applications software is Year 2000 compliant. The Company is currently in the process of replacing older desktop PC's which are not, nor cannot be upgraded to be, Year 2000 compliant. The replacement of such older computer equipment will be completed by December 31, 1998. The cost of replacing these desktop systems is not expected to have a material adverse impact on the Company's business, financial condition and results of operations. The Company is in the process of analyzing its supplier's and customer's readiness with respect to Year 2000 compliance. There can be no assurance that failure of the Company's suppliers and customers to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and results of operations.

Future Results and Stock Price

The Company's future results and stock price may be subject to significant volatility. The public stock markets have exhibited extreme volatility in stock prices in recent years. The stock prices of high technology companies have experienced particularly high volatility, including at times severe price changes that are unrelated or disproportional to the operating performance of these specific companies. The trading price of the Company's Common Stock could be subject to wide fluctuation in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Future  Results  and  Stock  Price (continued)

following (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

Part II-Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27, Financial Data Schedule.

(b)      Reports on Form 8-K

         None

                     Communication Intelligence Corporation
                                 and Subsidiarys
                    (In thousands, except per share amounts)
                                    FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     COMMUNICATION INTELLIGENCE CORPORATION
                                 -----------------------------------------------
                                                  Registrant



November 13, 1998                              /s/Guido DiGregorio
-----------------                -----------------------------------------------
      Date                                       Guido DiGregorio
                                  (Principal Financial Officer and Officer Duly
                                 Authorized to Sign on Behalf of the Registrant)