Form 10-K
period 1998-12-31
COMMUNICATION INTELLIGENCE CORP
filed 1999-04-06
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1998 Commission File No. 0-19301
                                   -----------

                     Communication Intelligence Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                       94-2790442
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  275 Shoreline Drive, Suite 500
    Redwood Shores, California            (650) 802-7888
 (Address of principal executive      (Registrant's telephone           94065
              offices)              number, including area code)     (Zip Code)

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

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 29, 1999 was approximately $131,803,421 based on the closing sale price of $1.93 on such date, as reported by the Nasdaq SmallCap Market.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X   No

                         The number of shares of Common Stock  outstanding as of
March 29, 1999 was 79,413,954.

                               A list of Exhibits to this Annual  Report on Form
10-K begins on page 31.

                     COMMUNICATION INTELLIGENCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                           Page

PART I...............................................................        3
Item 1. Business.....................................................        3
Item 2. Properties...................................................       11
Item 3. Legal Proceedings............................................       11
Item 4. Submission of Matters to a Vote of Security Holders..........       11
PART II..............................................................       12
Item 5. Market For Registrant's Common Equity and Related
        Stockholder Matters..........................................       12
Item 6. Selected Financial Data......................................       13
Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................       14
Item 8. Financial Statements and Supplementary Data..................       21
Item 9. Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.............................................       21
PART III.............................................................       22
Item 10. Directors and Executive Officers of the Registrant..........       22
Item 11. Executive Compensation......................................       24
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................       26
Item 13. Certain Relationships and Related Transactions..............       27
PART IV..............................................................       28
Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K.....................................       29

-----------

* CIC(R) and its logo, Handwriter(R), Jot(R), and INKshrINK(R) are registered trademarks of the Company. CIC Speller(TM), HRS(TM), InkTools(TM), PenX(TM), QuickNotes(TM) and Sign-it(TM) are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks generally in those jurisdictions where its products are or will be marketed in the foreseeable future.

                                     PART I

Item 1. Business

General

     Communication Intelligence Corporation (the "Company" or "CIC") is a leading supplier of pen enabling software solutions. CIC is headquartered in Redwood Shores, California and has a joint venture, Communication Intelligence Computer Corporation, Ltd. ("CICC" or the "Joint Venture"), in Nanjing, China.

     The Company's core software technologies include multilingual handwriting recognition systems (Jot(R) and the Handwriter(R) Recognition System, referred to as HRS(TM)), dynamic signature verification and capture tools (InkTools(TM) and Sign-it(TM)), ink compression (INKshrINK(R)) and operating system extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM)) and spell checking utilities (CIC Speller(TM)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices ranging from PC peripherals to cellular phones.

     CIC is a technology leader in the growing market for pen enabling software solutions. In 1998, industry leaders such as Microsoft, Ericsson, Fujitsu and Compaq chose to bundle CIC technologies. The Company currently has licensing agreements with more than twenty hardware and software companies. See "OEM Revenues".

     In the 4th quarter of 1997, CIC's newly hired President, Mr. Guido DiGregorio, developed and implemented a comprehensive plan that leveraged key CIC technologies and focused on specific market opportunities with both near-term sales and significant growth potential. The plan included actions which have reduced operating costs and expenses (excluding cost of sales) to approximately $6 million for 1998, 50% of 1997 levels, by focusing primarily on software products. This "software only" strategy enabled the Company to eliminate expenses related to hardware products and direct retail sales including the sales force, advertising, sales promotions, manufacturing, distribution, inventory and customer support.

The   Company's  new  business   strategy   involves  a   three-pronged   thrust
domestically:

o Accelerate the growth of license revenue derived from software products through Handheld PC, smart cellular phone and PC peripheral OEMs.

o Accelerate the sale of aftermarket consumer software offerings via the Company's website and selected on-line resellers.

o Establish sustainable enterprise related sales growth by leveraging CIC technologies which enable server-side pen solutions within the Citrix thin-client environment.

OEM Revenues

    The Company's overall OEM revenues in 1998 (new sales versus the recognition of past years' deferred revenue) almost doubled as compared to 1997. This growth reflects increased revenues to existing vertical market customers by leveraging existing and newly introduced products (see list of licensees below) and breakthrough sales to Handheld PC ("H/PC") and smart cellular phone OEM manufacturers. A key event in 1998 was the consummation of a licensing agreement with Ericsson Mobile Communications AB ("Ericsson") including an order for $782,000 with an initial payment of $641,000, which was received in January 1999. The order covers non-recurring engineering and advanced royalties for porting several CIC products to two smart cellular phone reference designs that are expected to be announced in the first half of 1999. The revenue from this order is expected to be recognized in 1999. Once the porting of these products to the EPOC operating system is completed, the Company intends to make these products available to other members of the newly formed Symbian alliance (Symbian member companies include: Ericsson, Motorola, Nokia, and Psion). The wireless information device market is expected to be between 40 to 60 million devices by the end of 2002. (data source: Ericsson, Dataquest and Symbian). The Company believes that significant royalty revenues from this agreement will be generated beyond 1999 based on industry forecasted smart phone shipments.

Key OEM licensing customers at December 31, 1998 include:

    Licensee           Product(s) licensed        Application of product
----------------     ------------------------    -------------------------

     Compaq           CIC Speller(TM) &            Handheld PC
                      QuickNotes(TM)
     Casio            Jot(R) & QuickNotes(TM)      Handheld PC
     Ericsson         Jot(R), QuickNotes(TM) &     Smart Cellular Phone
                      Sign-it(TM)
     Fujitsu          HRS(TM)& PenX(TM)            Various Pen Computers
     Hitachi          CIC Speller(TM)              Handheld PC
     Intermec         HRS(TM)                      Windows Pen Computers
     Microsoft        Jot(R)                       Palm-size PC operating system
     Mitsubishi       HRS(TM)                      Windows Pen Computers
     NEC/Philips      QuickNotes(TM)               Windows Pen Computers
     Nortel           Jot(R)& INKshrINK(R)         Smart Cellular Phone
     Symbol           HRS(TM)                      Windows Pen Computers

Aftermarket Consumer Sales

     Consumer sales of the Company's software sold over the internet, primarily via CIC's website, increased approximately 850% in 1998 versus 1997, from $36,000 in 1997 to $341,000 in 1998. The majority of this increase occurred in the fourth quarter of 1998. This growth reflects rapid and effective porting of Jot(R) and QuickNotes(TM) to the Palm(TM) operating system (which runs on the Palm(TM) III & PalmPilot(TM) handheld organizers) coupled with the creation and successful implementation of direct mail and e-mail campaigns, pricing promotions, and website enhancements. This effort included the build-up and structuring of a viable Electronic Software Distribution ("ESD") system as well as the completion of distribution agreements with several on-line resellers. A list of on-line resellers used at December 31, 1998 includes:

                Digital River.com            Beyond.com
                Mobilesoft.com               Downloadwarehouse.com
                Releasesoft.com              Egghead.com
                Mobileplanet.com             SoftwareBuyLine.com
                Techwave.com                 CompuServ.com
                Pilotgear.com

     CIC believes that it will continue to generate meaningful growth in aftermarket consumer sales in 1999 and beyond based on the large and growing installed base of handheld organizers presently estimated at over 2.6 million units and projected to more than double by the end of 1999. (Source:
Dataquest/IDC)

Enterprise Sales

     The Company believes that the introduction of CIC's 32-bit PenX v. 1.5, pen extensions for Windows(R) in 1998, and the positioning of this technology as "enabling" our software products to function on Citrix's Independent Computing Architecture ("ICA") together with the customer related accomplishments of the past several months represents significant revenue potential in 1999 and beyond. Through this technology, users of Windows(R) based pen computers, Windows(R) CE, DOS and other handheld devices are able to access the same pen enabled program regardless of operating system. Several products specific to major OEMs have now been completed and shipped allowing participation in "show case" installations which the Company believes will result in meaningful sales through both client and server-side licensing opportunities in 1999.

China

     The Company owns 90% of the Joint Venture in the People's Republic of China (the "PRC"). CICC was formed to respond to the large potential market for pen-computing software in the PRC, particularly Chinese handwriting recognition. Since the Chinese language has over 7,000 written characters, it is extremely difficult and inefficient to perform computer input with a keyboard. CICC's Chinese handwriting recognition software allows characters to be entered into a computer with an electronic pen, naturally and easily. CICC's 1998 revenues increased more than 25% from 1997.

Three basic sales strategies have been established for CICC:

o The Systems Integration operation provides services to Chinese businesses, government users and other joint ventures in the PRC involving the sale of desktop and other computer products with a focus on office automation and Material Replenishment Planning ("MRP") software.

o The Handwriter(R) operation focuses on the sale of Handwriter(R) tablets to both end users and dealers leveraging CIC's Chinese recognizer software. CICC is a leading supplier of Handwriter(R) products to the Chinese Government.

o The OEM sales strategy involves the sale and licensing of handwriting recognition, and other software products to the emerging Chinese computer and smart phone OEM market.

     Management expects continued sales growth for CICC driven by the increasing market demand for Handwriter(R) tablets and OEM license opportunities.

Core Technologies

     The Company offers a wide range of multi-platform software products that enable or enhance pen-based computing. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies."

     Natural Input Technologies. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device by using a pen or "stylus" as the sole input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems and ink capture technologies. Many small handheld appliances such as electronic organizers, pagers and smart cellular phones do not have a keyboard. For such appliances, handwriting recognition offers one of the most viable solutions for performing text entry and editing. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages.

     Transaction and Communication Enabling Technologies. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing access control and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, data compression and pen-operating environments.

Products

Key CIC products include the following:

 Handwriter(R)and Jot(R)     Handwriting recognition software
 INKshrINK(R)                Electronic ink data compression software
 InkTools(TM)                A suite of application development tools
                               for electronic signatures
 QuickNotes(TM)              Electronic notetaking software
 Sign-it(TM)                 Digital  signature  support  for  Word  '97
                               and  Acrobat  4.0
 PenX(TM)                    Operating  system  extensions for Windows(R)
                             '95, '98, NT and CE
 CIC  Speller(TM)            Provides  universal  spell  checking  in
                             Windows(R)CEapplications

Products that were introduced and first shipped in 1998 include:

 Sign-it(TM)for Microsoft(R) Word '97
 Jot(R) Pro for the  Windows(R) CE Palm-size PCs
 Jot(R)for Palm(TM)and PalmPilot(TM)connected  organizers
 PenX(TM) v. 1.5
 QuickNotes(TM)for Palm(TM)and PalmPilot(TM)connected organizers
 QuickNotes(TM) for Windows(R) CE Palm-size PCs

     Handwriting recognition software analyzes the individual strokes of characters written with a pen/stylus and converts these stokes into an "ASCII" text character. This software is especially useful for portable electronic devices that are too small to employ a keyboard, and for the input of ideographic script characters such as those used in written Chinese and Japanese. The Company currently has two recognition system offerings.

     The Handwriter(R) Recognition System ("HRS(TM)") is an award-winning software solution for recognizing handwritten input on Windows(R) based pen computers and desktop PCs. HRS(TM) accurately recognizes handwritten characters with no training of the recognizer required, so the user can write naturally. HRS(TM) is a full context recognizer that offers some unique features such as automatic spacing between words and automatic capitalization of the first letter of new sentences. HRS(TM) software is currently shipping on many of the leading Windows(R) based pen computers. Vertical market licensees of HRS(TM) who are currently shipping the recognizer include Fujitsu, Intermec, Mitsubishi and NEC/Philips. The Chinese version of the HRS(TM) recognizer is also available for OEM licensing worldwide.

     Jot(R) is a print based recognizer that is specifically designed for small form factor devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot(R) offers a patented user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to memorize unique characters or symbols. This recognizer offers rapid and accurate recognition without requiring the consumer to spend time training the system. Jot(R) is currently licensed to Microsoft and ships with every Palm-size PC. Consumer offerings of Jot(R) include versions for Handheld PCs ("H/PCs"), Palm-size PCs (upgrade to bundled version) and the PalmPilot(TM) and Palm(TM) organizers. Jot(R) has been ported to many operating platforms including the PalmOS, OS/9 for the Nortel Smart Phone and is currently under development for others. The standard version of Jot(R), which is available through OEM, enterprise and consumer product offerings, recognizes and supports input of Roman-based Western European languages.

     InkTools(TM), a dynamic signature verification software tool-kit, analyzes the image, speed, stroke sequence and acceleration of a person's electronic signature. InkTools(TM) provides an extremely effective and inexpensive biometric security check. Commercial applications for this type of software include document approval, verification of the identity of users participating in electronic transactions and securing log-in access to computer systems or protected networks.

     Sign-it(TM) is a family of signature products for enabling the capture, binding and verification of signatures within standard consumer applications. Organizations wishing to process electronic forms requiring varying levels of security can reduce the need for paper forms by adding signature capture technologies to their workflow solution. Current signature capture solutions include Sign-it(TM) for Word '97 and Adobe Acrobat 4.0.

     Electronic inking technologies are used to mark-up electronic documents without printing a hard copy, and to make electronic sketches and drawings. Electronic ink is a data type that is made up of pixels verses text characters and, unless compressed, takes up large amounts of computer memory. Electronic ink may be used to capture signatures or for short handwritten messaging. CIC's electronic ink compression software, INKshrINK(R), compresses and decompresses electronic ink quickly and efficiently. This facilitates the storage and transmission of electronic ink in a compressed state, which reduces transmission time and the amount of computer memory necessary for storage, thus decreasing the cost of use. Decompression is almost instantaneous, allowing for accurate visual presentation on computer display screens without perceptible delays.

     The Company's products are marketed through three sales approaches: OEM Sales, Enterprise Sales and Consumer Sales.

     OEM Licensed Products. CIC currently licenses software products for Windows(R)3.x, Windows(R)'95 and Windows(R)NT operating systems, as well as for the new Windows(R)CE operating system for Handheld PCs and Palm-size PCs. CIC also ports its products to other platforms, such as OS/9 and EPOC, to meet the specifications of new licensees. The Company's Handwriter(R) Recognition System is licensed for portable PCs utilizing the Windows(R)3.x and Windows(R)'95 operating systems, and is primarily used for field force automation and in pen-input PC peripherals for desktop use. Jot(R), QuickNotes(TM) and CIC Speller(TM) are licensed primarily for the new, smaller classes of Handheld PCs and Palm-size PCs such as those that utilize the Windows(R)CE operating system and handheld communicators such as smart phones. New OEM licensing growth is also expected from the licensing of CIC's PenX(TM), pen operating system extensions. One of the licensees in 1998 for PenX(TM) was Fujitsu.

     In December 1997, the Company announced its first OEM license agreement with Nortel for Jot(R) and INKshrINK(R) to be used in a new wireless communication device that could be categorized as a "smart phone," a product that combines the voice communication capability of a digital cellular telephone with the data capabilities of a Handheld PC. These technologies are also the basis for the licensing agreement concluded with Ericsson at the end of 1998 for two new smart phone reference designs.

     Enterprise Solution Products. CIC offers several products targeted for markets in the regulatory and security sensitive industries that require workflow  automation  solutions,  such as  electronic  form  filing and  network communication. For these markets, CIC offers several products including InkTools(TM), a high performance Windows(R) (`95 ,`98 and NT) software developer's kit for implementing systems using electronic ink and handwritten signatures. InkTools(TM) provides electronic ink capture and display, signature verification and electronic ink compression. InkTools(TM) is a new release which incorporates ActiveX technology and enhanced Visual Basic support for CIC's primary developer's tool kit, allowing signature capture and verification within computer applications.

     New developments on CIC's PenX(TM), pen extensions for Windows(R), technology have been directed at enabling our Enterprise applications to run in a distributed network architecture. The primary focus of these efforts has been in emerging Independent Computing Architecture ("ICA"), in which PenX(TM) enables the full functionality of pen-based clients including PCs with tablets, handheld devices, and Windows(R) pen computers.

     Consumer Product Offerings. The Company's consumer sales department is charged with the sale of the Company's aftermarket software offerings. The consumer product line currently consists of Jot(R), QuickNotes(TM) and Sign-it(TM). These product are sold over the internet on CIC's own website and by other internet-based electronic resellers. Consumer versions of Jot(R) and QuickNotes(TM) are being sold for users of the Palm(TM) III and PalmPilot(TM) connected organizers in addition to Windows(R) CE based Palm-size PCs and Handheld PCs. Much of the growth in consumer sales this year was attributable to sales of Jot(R) and QuickNotes(TM) to users of the Palm(TM) III and PalmPilot(TM) devices. The Company has also registered two new domain names (internet website addresses) for use in direct mail campaigns and other special promotions targeting the PalmPilot(TM) installed base which is currently estimated to consist of more than 2 million users.

History

     The Company was initially incorporated in Delaware in October 1986 as a wholly owned subsidiary of a predecessor corporation with the same name. The Company has a 90%-owned joint venture (the "Joint Venture"), Communication Intelligence Computer Corporation, Ltd., with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China. The Joint Venture was formed in September 1993.

     In each year since its inception, the Company has incurred losses. In July 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of San Francisco primarily to restructure the Company and its debt. On November 14, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization (the "Plan"), and the Company emerged from bankruptcy. The Plan provided for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Creditors were paid in three approximately equal installments in February 1995, 1996, and 1997, respectively. In addition, under the Plan each holder of the Company's then outstanding shares of Common Stock and Convertible Preferred Stock received one unit, which consisted of two shares of Common Stock and one Common Stock purchase warrant with an exercise price of $0.50 per share, in exchange for two shares of Convertible Preferred Stock or Common Stock. All unexercised warrants issued pursuant to the Plan expired in December 1994. Since July 1994, the Company has consummated a number of debt and equity financings. For further information concerning these transactions, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Copyrights, Patents and Trademarks

     The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its software offerings and technologies. There can be no assurance, however, that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products or technologies will not be subject to infringement by others. The Company's licensees and distributors have access to proprietary information of the Company. In addition a substantial portion of the Company's technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. The Company has a policy of requiring its employees and contractors to respect proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed to them. There can be no assurance that the measures taken by the Company to protect its technologies, products and other proprietary rights will adequately protect it against improper use.

     Certain technological processes originally implemented in the Company's software offerings were developed and patented by Stanford Research International ("SRI") and SRI assigned those patents, which subsequently expired, to the Company. The Company has made significant improvements to the original technologies and additional patents relating to such technological improvements have been applied for or issued. Therefore, the Company does not believe that the expiration of the SRI patents has had or will have a significant effect on its operations. Other major elements of the Company's software offerings and technologies were developed by the Company and have been patented. Certain of the Company's existing patents expire between the years 2002 and 2005. The Company is unable to predict at this time the impact to its business, if any, from such expiration.

     CIC(R) and its logo, Handwriter(R), Jot(R), and INKshrINK(R) are registered trademarks of the Company. CIC Speller(TM), HRS(TM), InkTools(TM), PenX(TM), QuickNotes(TM), and Sign-it(TM) are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks generally in those jurisdictions where its products are or will be marketed in the foreseeable future.

     The Company may be required or elect to take various forms of legal action from time to time to protect its proprietary rights. Any litigation regarding claims against the Company or claims made by the Company against others could result in significant expense to the Company, divert the efforts of its technical and management personnel and have a material adverse effect on the Company, whether or not such litigation is ultimately resolved in favor of the Company. In the event of an adverse result in any such litigation, the Company may be required to expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms, if at all.

Seasonality of Business

     The Company has not experienced seasonal trends affecting sales of its products or the development or licensing of its technologies.

Material Customers

     Historically the Company's revenues have been derived from a limited number of customers or other sources. No one customer accounted for more than 10% of the Company's revenues in 1998. Three customers accounted for approximately 27%, 16%, and 15%, respectively, of the Company's revenues in 1997. Two customers accounted for approximately 11% and 10%, respectively, of the Company's revenues in 1996. The loss of any significant customer or other source of revenue could have a material adverse effect on the Company.

Backlog

     At December 31, 1998, backlog approximated $782,000 representing NRE and pre-paid royalties associated with the Ericsson agreement. The Company had no significant backlog at December 31, 1997 and a backlog of $195,000 at December 31, 1996. Backlog consists of orders placed for the Company's products that have not been shipped as of December 31st due to third party shipping and delivery requirements.

Competition

     The markets for CIC's offerings are competitive and have attracted a number of competitors within certain product markets. The Company intends to be responsive to emerging market demands as well as competitive threats in those specific markets where there is competition. While these competitors may pose a threat to the Company's efforts to gain market share within certain markets, these competitors also help bring attention to and build awareness for pen-input solutions. Certain competitors of the Company have substantially greater financial and other resources than that of the Company. The Company faces competition at different levels. Certain competitors have developed or are developing software offerings which may compete directly with the Company's offerings. Most of the direct competitors of CIC have focused only on one element of such systems, such as handwriting recognition technology, signature capture/verification or pen-based operating environments, or other pen-based applications. While the Company believes that it has a competitive advantage in some cases due to its range of product offerings, there can be no assurance that competitors will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies or that would render the Company's products or technologies obsolete or non-competitive. Competitors of the Company include certain of the Company's current and potential strategic partners and customers who are developing or acquiring alternative products and technologies to those offered by the Company. There can be no assurance that companies with which the Company has established or will establish distribution, license, product development or other strategic relationships will not choose to market competitive technologies or products developed internally or acquired from third parties. The Company's strategic partners also have had access to proprietary information of the Company, and there can be no assurance that the Company's confidentiality agreements with its strategic partners will adequately protect it against the improper use of such proprietary information.

Joint Venture in the People's Republic of China

     The Company currently owns 90% of the Joint Venture with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). As of December 31, 1998, the Company had contributed an aggregate of $1.8 million in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. In 1998, the registered capital of the Joint Venture was reduced and therefore, pursuant to the terms and provisions of the Joint Venture agreement, no further contributions are required by either party. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Joint Venture in the People's Republic of China."

Employees

     As of March 24, 1999, the Company and the Joint Venture employed 73 full-time employees, 28 of which are in the United States and 45 of which are in China. From time to time, the Company also engages additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company's employees is a party to a collective bargaining agreement.

Segments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December 31, 1998 and the Company's information has been broken down into two segments - Handwriting Recognition and Systems Integration. For further information see Note 9 to the Company's Consolidated Financial Statements.

Geographic Areas

     For the years ended December 31, 1998, 1997, and 1996, the Company's export sales as a percentage of total revenues were approximately 16%, 40%, and 7%, respectively. The decrease in export sales in 1998 is due to the recognition in 1997 of deferred royalty revenue of approximately $1,424,000 from foreign customers for which the Company had no further obligation to provide additional software or services compared to $403,000 in 1998. In conjunction with the Company's current business strategy, all licensing activities for the Company's software technologies will be conducted from the United States. Revenues are attributed either to the U.S. or China based on whether the Company or the Joint Venture are responsible for fulfilling the contract commitments. In December 1997, the Company closed its sales office in Japan. Although the Company maintains certain agreements with Japanese customers, the revenues are attributed to the Company's U.S. operations. Due to the volume of the Company's sales on its website, and the low selling price of the products offered, it is not economically feasible to track individual unit sales by country, and therefore all website sales are attributed to the U.S. operation. The Company is subject to various risks in connection with the Joint Venture in the People's Republic of China, including risks commonly associated with doing business abroad. For further information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 9 to the Company's Consolidated Financial Statements.

Year 2000

     Year 2000 issues arise because most computer systems and programs were designed to handle only a two-digit date code for the year, not a four-digit code. Thus, the Year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. CIC's software products as developed and distributed by CIC are not date sensitive and therefore Year 2000 issues are not applicable to such products. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes that its internal software programs are Year 2000 compliant. The Company is currently in the process of replacing older desktop PC's which are not, nor cannot be upgraded to be, Year 2000 compliant. The replacement of such older computer equipment is expected to be completed by April 30, 1999. The cost of replacing these desktop systems is not expected to be significant The Company is not aware of any other internal problems.

     The Company is in the process of analyzing the readiness of the third parties with which it does business. The Company believes that the only potentially significant Year 2000 problems it may experience will result from Year 2000 issues affecting its website or its banks. The Company generates a significant percentage of revenues from sales made via its website. If the Company's website were to go off-line for an extended period of time, income would be significantly impacted until service was restored. The Company has received assurances that its website is Year 2000 compliant, however, it has not received any information regarding the phone carrier that links the website server to the internet. The Company believes that it is not possible to develop a contingency plan at this time for dealing with the potential effects of such an event. If banking systems were to fail due to Year 2000 problems, the Company may be cut off from access to some of its funds for a period of time. The Company maintains its cash with various financial institutions so that an incident at any one bank would not have a severe impact on the Company's cash availability.

Forward Looking Statements

     Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of the Company's products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

Item 2. Properties

     The Company currently leases its principal facilities (the "Principal Offices"), consisting of approximately 11,717 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2001. In addition, the Company sub-leases to third parties approximately 8,200 square feet of space near the Principal Offices. The sub-leases expire in 1999. The Company originally leased the additional space in 1997 in order to accommodate additional personnel hired by the Company in the last three months of 1996 in connection with its increased marketing activities at that time. Due to the Company's current business strategy and other cost reduction programs, the additional space is not required at this time. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. The Company anticipates that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its current facilities will be suitable for it to continue operations in the forseeable future.

Item 3. Legal Proceedings

     As of March 29, 1999, the Company was not a party to any legal proceeding, which, if adversely determined, would have a material adverse effect on its business. In July 1994, the Company filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November 1994, the Plan was approved and confirmed and the Company emerged from bankruptcy. See "Item 1. Business-History."

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market under the trading symbol "CICI." In September 1991, the Company's Common Stock was first listed on the Nasdaq SmallCap Market, and in June 1993 it was listed on the Nasdaq National Market. In July 1994 (during the Company's Chapter 11 reorganization proceedings), the Company's Common Stock was delisted for failure to meet Nasdaq's continued listing requirements. From July 1994 to July 1996, quotations concerning the Common Stock were reported on the OTC Bulletin Board. In July 1996, the Company's Common Stock was relisted on The Nasdaq SmallCap Market. The following table sets forth the high and low sale prices of the Common for the periods noted.

                                                            Sale Price
                                                            Per Share
     Year    Period                                        High      Low
     1997    First Quarter..............................  $ 3.88  $ 1.81
             Second Quarter.............................  $ 2.53  $ 1.75
             Third Quarter..............................  $ 2.13  $ 1.13
             Fourth Quarter.............................  $ 2.75  $ 1.06
     1998    First Quarter..............................  $ 1.75  $ 1.03
             Second Quarter.............................  $ 1.22  $ 1.00
             Third Quarter..............................  $ 1.19  $ 0.59
             Fourth Quarter.............................  $ 0.91  $ 0.41
     1999    First Quarter (through March 29, 1999).....  $ 0.69  $ 2.46


     As of March 29, 1999, the closing sale price of the Common Stock on the Nasdaq SmallCap Market was $1.93 per share and there were approximately 650 registered holders of the Common Stock.

     To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or such other factors as the Board of Directors may deem relevant.

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of December 31, 1998, 1997, 1996, 1995 and 1994 and for each of the years in the five-year period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            Year Ended December 31,
                               -------------------------------------------------
                                  1998      1997      1996      1995      1994
                               -------------------------------------------------
                                   (In thousands, except per share amounts)
Statement of Operations Data:
Revenues...................... $  4,581   $ 5,516  $  2,887   $  2,314  $ 3,599
Research and development
expenses(1)...................    1,989     2,360     1,672      1,355    2,062
Sales and marketing
expenses......................    2,015     6,257     3,282      2,613    4,936
General and administrative
 expenses.....................    1,889     2,663     2,037      1,717    2,395
Loss from operations..........   (3,285)  (11,627)   (6,535)    (5,534)  10,935)
Net loss available to common
 stockholders(2)..............   (3,592)  (16,940)   (6,356)    (5,595) (11,048)
Basic and diluted loss per
 common share.................    (0.06)    (0.37)    (0.15)     (0.16)   (0.53)

                                               As of December 31,
                               -------------------------------------------------
                                   1998     1997       1996     1995      1994
                               -------------------------------------------------
                                                (In thousands)
Balance Sheet Data:
Cash, cash equivalents and
restricted cash...............     $ 1,045  $  5,485  $ 11,325  $ 7,459 $ 4,088
Working capital (deficit)(3)..         346     2,721     8,284    3,763    (605)
Total assets..................       3,354     7,491    13,503    9,776   6,171
Deferred revenue..............         651       440     2,006    2,570   2,754
Long-term obligations.........           -         8        32      830   2,069
Redeemable securities(4)......           -         -     9,417        -        -
Stockholders' equity (deficit)(5).   1,332     3,989       (82)   4,010  (1,219)

-----------

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $17,000, $20,000 and $436,000 for the years ended December 31, 1998, 1995, and 1994, respectively. There was no capitalization of software development costs in the years ended December 31, 1997 and 1996, respectively.

(2) The Company's 1997 net loss applicable to common stockholders includes a one-time, non-cash charge of $4.9 million related to the embedded yield on the Company's Series A Preferred Stock issued in December 1996 due to the discounted conversion provisions of such stock and the cumulative dividends of $1.25 per share, per annum on Series A Preferred Stock. The Company's 1998 net loss applicable to common stockholders includes dividends on Series A Preferred Stock and Series B Preferred Stock of $435.

(3) Current liabilities used to calculate working capital at December 31, 1998, 1997, 1996, 1995, and 1994 include deferred revenue of $651,
         $440, $2,006, $2,570, and $2,754, respectively.

(4) Refer to Note 5 to of the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

(5) The Company has never paid dividends to the holders of its common stock. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     History. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 1998, losses aggregated approximately $43 million and, at December 31, 1998, the Company's accumulated deficit was approximately $69 million. In July 1994, the Company filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization and the Company emerged from bankruptcy. See "Item 1. Business - History."

     Revenue Recognition. In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practices when adopted. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1998.

     Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment, provided that no significant obligations remain and that collection of the resulting receivable is likely. The Company provides for estimated sales returns at the time of shipment.

     License revenues are recognized when the software has been delivered and all significant obligations have been met. Royalty revenues are recognized as products are licensed and sold by licensees. Under the terms of an agreement with IBM Corporation ("IBM"), the Company is obligated to share with IBM certain revenues from third parties when earned.

     Revenues  from   development   contracts  are  primarily   generated   from
non-recurring engineering fees and research grants. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collection is probable and related costs have been incurred.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. As of December 31, 1998, 1997 and 1996, such costs were insignificant.

Significant Customers. No one customer accounted for more than 10% of total revenues in 1998. Three customers accounted for approximately 27%, 16%, and 15%, respectively, of the Company's revenues in 1997. Two customers accounted for 11% and 10%, respectively, of revenues in 1996.

Research and Development.

     Research and development costs are charged to expense as incurred.

     Foreign Currency Translation. The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company's consolidated balance sheets included in this Annual Report on Form 10-K. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period except for non-monetary assets and liabilities which are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts which are translated at historical exchange rates.

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations included in this Annual Report on Form 10-K. The Company recorded a net foreign currency transaction gain of $55,000, a loss of $101,000, and a gain of $59,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 1998 of $17,740 based upon the Company's history of losses.

     Restatement of 1997 Quarterly Results. In January 1998, the Company restated the previously issued financial statements for the first, second and third quarters of 1997. The display of the net loss per common share applicable to common stock holders and the components thereof in the Company's unaudited condensed consolidated statements of operations for each of these quarters was restated to reflect the non-cash charge for the embedded yield on the convertible preferred stock due to the discount conversion feature provided on such stock and cumulative dividends on the convertible preferred stock. The Company believes that the restatements were in accordance with the accounting treatment of the embedded discount on convertible preferred stock as announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force.

Results of Operations

Years Ended December 31, 1998 and December 31, 1997

     Revenues. The Company's product sales for the year ended December 31, 1998 decreased $264,000, or 8%, to $2,982,000 from $3,246,000 in the prior year. The decrease was due to the Company's transition from a combined hardware and software company to a Company focused primarily on software. Hardware sales decreased $1,207,000, or 61%, to $748,000 for the year ended December 31, 1998 compared to $1,955,000 in the prior year. This reduction in hardware sales was partially offset by an increase of $305,000, or approximately 850%, in software products sold over the internet via the Company's website for the year ended December 31, 1998 compared to the prior year. In addition systems integration activities of the Joint Venture increased $405,000, or 27%, in 1998 to $1,880,000 compared to $1,475,000 in 1997. Other sales including software solutions utilizing the Company's software and third party hardware and replacement and spare hardware and software components for the Company's installed hardware base not included above amounted to $234,000 for the year ended December 31, 1998 compared to $92,000 in the prior year.

     Revenues from license and royalty fees for the year ended December 31, 1998 decreased by $542,000, or 29%, to $1,300,000 from $1,842,000 for the prior year. The decrease was primarily attributable to the recognition in the prior year of approximately $1,424,000 of royalty revenues deferred in prior years that were recognized on agreements for which the Company had no further obligations to deliver additional software or services, compared to $402,000 recognized in 1998.

     Revenues from development contracts for 1998 decreased 30% to $298,000 from $428,000 for the prior year due primarily to reductions in non-recurring engineering revenues. Revenues from development contracts in 1998 and 1997 are primarily attributable to grants awarded by the National Institute of Standards and Technology and the National Science Foundation.

     Cost of Sales. Cost of sales is composed of costs from product sales, license and royalty fees and development contracts. Cost of product sales in 1998 consisted primarily of cost of materials, approximately $1,420,000 of which related to the hardware and software components involved in the systems integration activities of the Joint Venture and the remainder of which related to material and other costs of the Company's discontinued Handwriter(R) product sales. Cost of product sales decreased 69% to $1,698,000 from $5,458,000 in the prior year. In the fourth quarter of 1997, the Company wrote down its Handwriter(R) products finished goods inventory by approximately $1,600,000 due to the intended withdrawal of its Handwriter(R) product from the retail market in the first quarter of 1998. In addition, the Company charged approximately $300,000 to product cost of sales in the fourth quarter of 1997, related to non-cancelable manufacturing license agreements associated with the Handwriter(R) products entered into in 1997. License and royalty costs decreased by approximately $69,000, or 52%, to $63,000 in 1998 from $132,000 in 1997. This decrease in license and royalty costs related primarily to decreases in capitalized software amortization and software maintenance. Costs incurred in connection with development contracts revenue are expensed as incurred, and decreased 22% in 1998 compared to the prior year, commensurate with the reduction in development contracts revenue in the same period.

     Gross Margin. The gross margin increased to $2,608,000 in 1998 from a negative margin of $347,000 in 1997. This increase was due to a shift from low margin retail hardware sales to the sales of the Company's higher margin software products, and there being no write-offs in 1998 similar to the write-offs in 1997 of Handwriter(R) inventory and non-cancelable manufacturing licenses as discussed above.

     Research and Development Expenses. Research and development expenses decreased $371,000, or 16%, to $1,989,000 compared to $2,360,000 in the prior year. Salaries and wages decreased $365,000, or 18%, to $1,535,000 compared to $2,000,000 in the prior year. This decrease is due to the reduction in domestic staffing due to moving the development of the Chinese character recognition system to the Joint Venture which has a lower average salary per person. Outside engineering costs decreased $155,000, or 99%, to $2,000 from $157,000 in the prior year. This decrease is due to the elimination of outside development for the Company's discontinued hardware products. Other overhead costs, including facilities and related expenses, increased $150,000, or 73%, to $353,000 from $203,000 in the prior year. This increase is due primarily to the decrease in applied overhead to cost of sales from the reduction in development contract revenues and increases in the development effort by the Joint Venture.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 68%, or $4,242,000, to $2,015,000 for the year ended December 31, 1998 compared to $6,257,000 in the prior year. Salaries, wages, and related costs decreased by $1,821,000, or 70%, to $774,000 compared to $2,595,000 in the prior year, due to reductions in staffing as the Company discontinued its sales efforts related to hardware products in the corporate and retail markets. In addition to the reductions in the Company's sales force, outside services particular to the retail market, such as retail site visits and product display, were also discontinued. The cost reduction related to these services amounted to approximately $354,000, or 96%, of the amount incurred during the same period last year. Advertising and promotion expense decreased $1,843,000, or 89%, to $237,000 compared to $2,080,000 in the prior year. This decrease is due to the reduction in costs associated with in-store hardware product positioning and advertising in the retail channel. Other costs, including facilities and related costs, recruiting and training materials costs associated with the combined corporate and retail hardware effort decreased $224,000, or 18%, compared to the prior year.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 were $1,889,000, a decrease of $814,000, or 31%, compared to $2,663,000 in the prior year. Salaries and related expenses decreased $184,000 to $570,000 from $754,000 during 1997. The decrease in salaries and related expenses resulted from a decrease in the number of personnel. Professional services including legal, accounting, and investor relations expenses decreased approximately $479,000 during the year ended December 31, 1998 to $727,000 from $1,206,000 during the same twelve month period last year. The decrease is due primarily to the reduction in the number of registration statements filed with the SEC in 1998 related to financings compared to 1997, and the shift of investor relations activities from outside services to internal personnel. Other costs including insurance, telephone, recruiting, and miscellaneous expenses decreased $151,000 to $551,000 from $702,000 during the prior year. The reduction in other costs is due primarily to the reduction in personnel, the number of recruiting efforts, and directors and officers insurance costs.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense), net was an income amount of $147,000 in 1998 compared to an expense of $322,000 in 1997. This change is due to a one-time, non-cash charge of $484,000 in 1997 for 300,000 warrants issued on March 28, 1997, and effective as of December 31, 1996, to holders of 100% of the then issued and outstanding shares of Series A Preferred Stock in exchange for the execution of a waiver to certain provisions of the registration rights agreement entered into in connection with the private placement of the Series A Preferred Stock in December 1996. See Note 5 in the Consolidated Financial Statements.

     Interest Expense. Interest expense decreased in 1998 compared to the prior year due to the final payment in February 1997 of the pre-petition liabilities, the repayment in January 1998 of the amounts outstanding at December 31, 1997 under the accounts receivable financing agreement, and the repayment in June 1998 of the note outstanding at December 31, 1997 for the purchase of equipment.

     Embedded Yield on Preferred Stock. The embedded yield on preferred stock results from the discount feature provided on the conversion price of the Series A Preferred Stock into Common Stock. The embedded yield totaling $4,376,000 was recognized from the issuance date of December 31, 1996 through July 1, 1997, the date on which the Series A Preferred Stock first became convertible.

     Preferred Stock Dividends. Preferred stock dividends relate to cumulative dividends of $1.25 per share, per annum, compounded semi-annually or quarterly, respectively, whether or not declared, on the Series A and Series B Preferred Stock. All of the shares of the Company's Series A and Series B Preferred Stock were converted into Common Stock in November 1998 resulting in a decrease from the amounts recorded in 1997.

Years Ended December 31, 1997 and December 31, 1996

     Revenues. The Company's product sales for the year ended December 31, 1997 increased $1,655,000, or 104%, to $3,246,000 from $1,591,000 for the prior year.
The increase was due to increased sales with respect to the hardware and software components involved in the systems integration activities of the Joint Venture ($1,475,000 for 1997 compared to $1,273,000 for 1996), and increases in sales of the Company's Handwriter(R) product ($1,858,000 in 1997 compared to $345,000 in 1996). This increase in Handwriter(R) product revenue resulted from the Company's sales primarily through the retail market. Though significant, the increase in retail sales was materially less than management's expectations and the Company changed its strategy during 1998 by licensing the software technologies used in Handwriter(R) products to third parties.

     Revenues from license and royalty fees for the year ended December 31, 1997 increased by $1,026,000, or 126%, to $1,842,000 from $816,000 for the prior year. The increase was primarily attributable to the recognition of approximately $1,424,000 (compared to $412,000 in the prior year) of previously deferred royalty revenues that were recognized on agreements for which the Company had no further obligations to deliver additional software or services.

     Revenues from development contracts for 1997 decreased 11% to $428,000 from $480,000 for the prior year due primarily to reductions in non-recurring engineering revenues. The majority of revenues from development contracts are attributable to grants awarded by the National Institute of Standards and Technology and The National Science Foundation. Grant revenues increased slightly to $253,000 in 1997 from $246,000 in 1996.

     Cost of Sales. Cost of sales is comprised of costs from product sales, license and royalty fees and development contracts. Cost of product sales in 1997 consisted primarily of cost of materials, approximately $1,236,000 of which related to the hardware and software components involved in the systems integration activities of the Joint Venture and the remainder of which related to material and other costs of the Company's Handwriter(R) product sales. Cost of product sales increased 188% to $5,458,000 from $1,894,000 in the prior year. In the fourth quarter of 1997, the Company wrote down its Handwriter(R) products finished goods inventory by approximately $1,600,000 due to the pending withdrawal of its Handwriter(R) product from the retail market in the first quarter of 1998. In addition, the Company charged approximately $300,000 to product cost of sales in the fourth quarter of 1997, related to non-cancelable manufacturing license agreements entered into in 1997. License and royalty costs decreased by approximately $50,000, or 27%, to $132,000 in 1997 from $182,000 in 1996. This decrease in license and royalty costs related primarily to decreases in capitalized software amortization offset by increases in personnel and related costs associated with software product maintenance. Costs incurred in connection with development contracts revenue are expensed as incurred and decreased 23% in 1997 compared to the prior year, commensurate with the reduction in development contracts revenue in the same period.

     Gross Margin. The gross margin declined 176% to a negative margin of $347,000 in 1997 compared to a positive margin of $456,000 in the prior year. This decrease was primarily due to the write-offs of Handwriter(R) inventory and non-cancelable manufacturing licenses as discussed above.

     Research and Development Expenses. Research and development expenses increased $688,000, or 41%, to $2,360,000 compared to $1,672,000 in the prior year. Salaries and wages increased $356,000, or 29%, to $1,596,000 compared to $1,240,000 during the prior year. This increase was due to additional staffing required for the development of new products and the continued development of the Chinese character recognition system. Outside engineering costs increased $86,000, or 121%, to $157,000 compared to $71,000 in the prior year. This increase was due to the development of a new pen for the Company's Handwriter(R) products and enhancements to the digitizer used in the Handwriter(R) Manta product. Other costs, including facilities and related expenses, increased $246,000, or 68%, to $607,000 from $361,000 in the prior year. This increase was due to the increase in staffing required to accommodate the Company's development programs.

     Sales and Marketing Expenses. Sales and marketing expenses increased 91% to $6,257,000 in 1997 compared to $3,282,000 in the prior year. Salaries, wages and related costs increased by $850,000, or 58%, to $2,303,000 compared to $1,453,000 in the prior year, due to increased staffing as the Company pursued sales efforts in the corporate and retail markets. Travel and related expenses increased by $72,000, or 18%, to $478,000 compared to $406,000 in the prior year. This increase was due to the geographic locations and number of corporate and retail sites serviced by the Company's sales force. In addition to the Company's sales force, outside services particular to the retail market such as retail site visits and product display, were used to augment the retail site visits. The cost of these services increased consulting service expenses by $93,000, or 32%, to $379,000 compared to $286,000 in the prior year. Advertising and promotion expense increased $1,362,000, or 178%, to $2,128,000 compared to $766,000 in the same period in the prior year. This increase was due to the costs associated with in-store product positioning and advertising in the retail channel. Other costs (including facilities and related costs, recruiting and training materials costs) associated with the combined corporate and retail effort increased $599,000, or 162%, over the prior year.

     General and Administrative Expenses. General and administrative expenses increased $626,000, or 31%, to $2,663,000 compared to $2,037,000 in the prior year. Professional services increased $345,000, or 295%, to $462,000 compared to $117,000 in the prior year. This increase was due to services rendered by a management consulting firm related to a study of the Company's overall method of operations and allocation of personnel in various capacities within the organization. Legal fees increased $200,000, or 124%, to $362,000 compared to $162,000 in the prior year. This increase was primarily due to expenses incurred with respect to registration statements filed with the SEC during the year related to prior financings and registration rights agreements. Other costs, including travel and related expenses, recruiting and facilities allocations, increased by $206,000, or 21%, to $1,180,000 compared to $974,000 in the prior year. This increase was primarily due to costs incurred in recruiting a new President and COO and an increase in investor relations services. These increases were offset by a decrease in salaries and related costs of $126,000, or 16%, to $658,000 compared to $784,000 in the prior year. This decrease resulted from the transfer of personnel to other departments in support of the marketing efforts.

Interest Income and Other Income (Expense), Net. Interest income and other income (expense), net was an expense of $322,000 in 1997 compared to an income amount of $278,000 in 1996, due to a one-time, non-cash charge of $484,000 for 300,000 warrants issued on March 28, 1997, and effective as of December 31, 1996, to holders of 100% of the then issued and outstanding Series A Preferred Stock in exchange for the execution of a waiver to certain provisions of the registration rights agreement entered into in connection with the private placement of the Series A Preferred Stock in December 1996. See Note 5 to the Consolidated Financial Statements.

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

Preferred  Stock  Dividends.

     Preferred stock dividends in 1997 relate to cumulative dividends of $1.25 per share, per annum, compounded semi-annually or quarterly, respectively, whether or not declared, on the Series A and Series B Preferred Stock. There were no such dividends in 1996.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1998 totaled $795,000 compared to cash and cash equivalents of $5,485,000 at December 31, 1997. This decrease was primarily attributable to the $4,591,000 of cash used in operations, the $20,000 of cash used in investing activities and the $79,000 of cash used in financing activities. In 1998, the effect of exchange rate changes on cash was immaterial.

     At December 31, 1998, current liabilities, which include deferred revenue, were $2,022,000. Deferred revenue, totaling $651,000 at December 31, 1998, primarily reflects advance non-recurring engineering and royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which the engineering work is done or the licensees report that products incorporating the Company's software have been shipped or when no significant obligation to provide additional software or services exists.

     As of December 31, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $795,000. In each year since its inception, the Company has incurred losses. Although there can be no assurance, the Company anticipates that 1999 revenues will be significantly greater than 1998 revenues. Accordingly, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

     Joint Venture in the People's Republic of China. The Company currently owns 90% of a joint venture with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000,000 to $2,550,000. As of December 31, 1998, the Company had contributed an aggregate of $1,800,000 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

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

     In December 1996, the Company completed a private placement of 450,000 shares of redeemable convertible preferred stock (the "December 1996 Private Placement") at $25.00 per share to certain institutional and other investors. Of the aggregate 450,000 shares sold, 70,200 shares of redeemable convertible preferred stock were issued in exchange for 390,000 shares of Common Stock, originally issued in an earlier private placement. The net proceeds to the Company from the remaining 379,800 shares of redeemable convertible preferred stock sold were approximately $7,662,000, net of cash issuance costs of $1,100,000 and $733,000 of value ascribed to 337,500 warrants to purchase Common Stock issued to the placement agent. The warrants expire five years from the date of issuance and have an exercise price of $2.50 per share, subject to adjustment for anti-dilution. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.07%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. See Note 5 to the Company's Consolidated Financial Statements.

     On November 26, 1997, the Company completed a private placement of 240,000 shares of Series B Preferred Stock (the "November 1997 Private Placement") at $25.00 per share to certain investors. The net proceeds to the Company from the 240,000 shares of Series B Preferred Stock sold was approximately $5,859,000, net of cash issuance costs of $141,000.

     As of November 19,1998 all shares of Series A Preferred Stock and Series B Preferred Stock had been converted into shares of Common Stock.


     Accounts Receivable Financing. In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit that is available to the Company under the agreement was $1,500,000, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals and was renewed in October 1998 through October 1999. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of its intellectual property. As of December 31, 1997, the Company had financed approximately $425,000 of accounts receivable under the agreement. The amounts financed on accounts receivable at December 31, 1997 were repaid in January 1998, and there are no amounts currently outstanding. It is unlikely that the Company will finance additional accounts receivable under this agreement due to the Company's cessation of the sale of hardware products in the retail market.

     Operating Lease Commitments. The Company leases facilities in the United States and China. The Company's rental expense for the year ended December 31, 1998 was approximately $420,000. Sublease income was approximately $188,000 for the year ended December 31, 1998. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $603,000, $620,000, and $558,000, excluding sub-lease income, for the years ending December 31, 1999, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $129,000 in 1999 in connection with the subleases.

Year 2000

     Year 2000 issues arise because most computer systems and programs were designed to handle only a two-digit date code for the year, not a four-digit code. Thus, the Year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. CIC's software products as developed and distributed by CIC are not date sensitive and therefore Year 2000 issues are not applicable to such products. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes that its internal software programs are Year 2000 compliant. The Company is currently in the process of replacing older desktop PC's which are not, nor cannot be upgraded to be, Year 2000 compliant. The replacement of such older computer equipment will be completed by April 30, 1999. The cost of replacing these desktop systems is not expected to be significant The Company is not aware of any other problems.

     The Company is in the process of analyzing the readiness of the third parties with which it does business. The Company believes that the only potentially significant Year 2000 problems it may experience will result from Year 2000 issues affecting its website or its banks. The Company generates a significant percentage of revenues from sales made via its website. If the Company's website were to go off-line for an extended period of time, income would be significantly impacted until service was restored. The Company has received assurances that its website is Year 2000 compliant, however, it has not received any information regarding the phone carrier that links the website server to the internet. The Company believes that it is not possible to develop a contingency plan at this time for dealing with the potential effects of such an event. If banking systems were to fail due to Year 2000 problems, the Company may be cut off from access to some of its funds for a period of time. The Company maintains its cash with various financial institutions so that an incident at any one bank would not have a severe impact on the Company's cash availability.

Volatility of Stock Price

     The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

Item 8. Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information concerning the current1 directors and executive officers of the Company as of March 29, 1999:

                                                                     Year First
                                                                      Elected
Name                Age    Positions Currently Held                 or Appointed
Guido DiGregorio     60    President, Chief Operating Officer            1997
                           and Director
Philip S. Sassower   59    Chairman of the Board, and Secretary          1998
                           Chairman of the Executive Committee           1997
                           Chairman of the Finance Committee             1995
                           Director                                      1994

Jess M. Ravich       41    Director                                      1998
Jeffrey Steiner      61    Director                                      1998
C.B. Sung            74    Director                                      1986

1 James Dao's term as Co-Chief Executive Officer ended on June 1, 1998, and resigned as a director as of February 1, 1999. Michael Braun was elected as a director of the Company in June 1998 and resigned in October 1998.

     The business experience of each of the above directors for at least the past five years includes the following:

     Guido DiGregorio was appointed as President and Chief Operating Officer and a Director of the Company in November 1997. He was a partner in DH Partners, Inc. (a management consultant) from 1996 to 1997. Prior to that, Mr. DiGregorio was recruited by a number of companies to reverse a trend of financial losses, serving as President and CEO of each of the following companies: Display Technologies, Inc. (a manufacturer of video data monitors) from 1994 to 1996, Superior Engineering Corp. (a producer of factory-built gas fireplaces) from 1991 to 1993, Proxim, Inc. (wireless data communications) from 1989 to 1991, Maxitrom Corp. (a manufacturer of computer products) from 1986 to 1989 and Exide Electronics (producer of computer power conditioning products) from 1983 to 1986. From 1966 to 1983, Mr. DiGregorio was employed by General Electric in various management positions, rising to the position of General Manager of an industrial automation business.

     Philip S. Sassower has been Chairman of the Board and Secretary of the Company since 1998, Chairman of the Company's Executive Committee since 1997, and Chairman of the Finance Committee since 1995. From 1997 to 1998 Mr. Sassower served as Co-Chief Executive Officer of the Company. Mr. Sassower joined the Company's Board of Directors in 1994. Since its founding in 1996, Mr. Sassower has been the CEO of Phoenix Enterprises LLC, a company which assists in restructuring and providing long-term capital to business enterprises. Mr. Sassower was Chairman of the Board of Newpark Resources, Inc. (an oil field and environmental services company) from 1987 to 1996 and was Chairman of the Executive Committee from 1996 to 1997. Mr. Sassower is also a general partner of CIC Standby Ventures, L.P. and Phoenix Searex Associates L.P., and was general partner of S&S Newpark Ventures, L.P. and S&S Investments until 1995. Since 1993 Mr. Sassower has been the CEO of BP Acquisition LLC and the individual General Partner or President of the corporate general partner of BP Restaurants LP. In July 1998, BP Acquisition LLC and BP Restaurants LP filed petitions under Chapter 11 of the United States Bankruptcy Code. Since 1997 Mr. Sassower has been a director of SeaRex, Inc. (a developer and operator of lift boats used for drilling in offshore waters).

     Jess M. Ravich was elected as a Director of the Company in June 1998. Mr. Ravich has been the Chairman and Chief Executive Officer of the U.S. Bancorp Libra division of the U.S. Bancorp Investments, Inc., a securities broker dealer ("USBI") since January 1999. From June 1991 to January 1999, he was the Chairman and Chief Executive Officer of Libra Investments, Inc. ("Libra"), a securities broker dealer he founded, which merged with USBI in January 1999. Mr. Ravich also is a director of Cherokee Inc., a licensor and marketer of trademarks and tradenames.

     Jeffrey Steiner was elected as a Director of the Company in June 1998. He has been Chairman of the Board, Chief Executive Officer and a director of The Fairchild Corporation (a company in the fields of aerospace and high technology) since 1985 and has been President since 1991. He also serves as Chairman of the Board, Chief Executive Officer and President of Banner Aerospace (distributor and lessor of aircraft parts and engines) since September 1993 and as Chairman, Chief Executive Officer and President of RHI Holdings, Inc. (a holding company of The Fairchild Corporation) since 1988. From July 1992 through December 1993, Mr. Steiner was a Vice Chairman of the Board of Rexnord Corporation. Mr. Steiner was also Vice Chairman of Shared Technologies Fairchild until January 1998, when that company was acquired by Intermedia. He currently serves as a director of the Franklin Corporation and the Copley Fund.

     C.B. Sung became a Director of the Company in 1986. Mr. Sung has been the Chairman and Chief Executive Officer of Unison Group, Inc. (a multi-national corporation involved in manufacturing, computer systems and software development, international investment and trade) since 1986, and Unison Pacific Corporation since 1976. He has been a member of the Board of Directors of Capital Investment of Hawaii, Inc. (real estate, security investing, and wholesale bakery) since 1985, and serves on the Board of Directors of several private companies.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 1998 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis, except that Jeffrey Steiner filed a Form 4 for the month of July three days late, and Jess Ravich, Guido DiGregorio and Craig Hutchison did not file Forms 5 with respect to the year ended December 31, 1998 on time.

Item 11. Executive Compensation

     The following table sets forth compensation awarded to, earned by or paid to the Company's President, regardless of the amount of compensation, and each executive officer of the Company serving as of December 31, 1998 whose total annual salary and bonus for 1998 exceeded $100,000 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                    Long-Term
                                          Annual Compensation      Compensation
                                                                    Securities
                                                     Other Annual   Underlying
Name and Principal Position         Year    Salary   Compensation     Options
---------------------------         ----    ------   ------------     -------
Guido DiGregorio(1)...............  1998  $ 180,000          -             -
 President and Chief                1997     22,375          -       600,000 (2)
 Operating Officer
Philip S. Sassower................  1998  $ 150,000(4)       -        15,000 (5)
 Chairman of the Board
 and Secretary                      1997    150,000(4)       -             -
                                    1996    100,000(4)       -             -
James Dao(3)......................  1998  $ 196,329          -             -
 Former Co-Chief Executive Officer  1997    213,811     $7,477(6)          -
                                    1996    199,700      7,305(6)          -


-----------

(1) In November 1997, Mr. DiGregorio was appointed as the Company's President and Chief Operating Officer, and is currently paid a salary at the annualrate of $180,000. See "Certain Relationships and Related Transactions.

(2) Mr. DiGregorio surrendered these options on January 12, 1999 when he received a new grant of 1,800,000 options.

(3) Mr. Dao's term as Co-Chief Executive Officer ended on June 1, 1998, and he resigned as a director as of February 1, 1999.


(4) Represents the amount paid to Phoenix Enterprises LLC(`Phoenix"), which is 100% owned by Mr. Sassower, pursuant to a consulting agreement entered into in 1996 (See "Item 13. Certain Relationships and Related Transactions" below). Mr. Sassower has not received a salary for his services as an officer of the Company in the past. For 1999, $75.000 will be paid to Phoenix and $75,000 will be paid to Mr. Sassower.

(5) Mr. Sassower received these options in his capacity as a Director of the Company. See "Certain Relationships and Related Transactions.

(6) Includes the estimated economic benefit received by Mr. James Dao related to a life insurance policy, the premiums of which were paid by the Company ($5,857 for 1997 and $5,465 for 1996) and the cost of an automobile lease.

                              Option Grants in 1998

     The following table sets forth certain information concerning the grant of stock options in 1998 to the Named Executive Officers.

                                                          Potential Realizable
                         Percentage of                      Value at Assumed
                                                                 Annual
                        Total Options                      Rates of Stock Price
                            Granted to                         Appreciation
                 Options  Employees in Exercise Expiration  for Option Term(1)
Name             Granted     1998       Price      Date         5%       10%
----              -------     ----      --------    ----     ------------------

Guido DiGregorio...     -       -           -        -             -         -
Philip S.Sassower..15,000       1%        $1.09   7/20/05     $5,561   $15,512
James Dao (2)......     -       -           -        -             -         -

-----------

(1) On July 20, 1998 (the date of grant), the closing sale price of the Common Stock on the Nasdaq SmallCap Market was $1.09 per share. Assumes that such closing price of the Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates of 5% and 10%, respectively.

(2) Mr. Dao's term as Co-Chief Executive Officer ended on June 1, 1998, and he resigned as a director as of February 1, 1999. ceased to be an officer of the Company as of June 1, 1998.

          Aggregate Option Exercises in 1998 and Year-End Option Values

     The following table sets forth certain information concerning the Named Executive Officers with respect to the exercise of options in 1998, the number of shares covered by exercisable and unexercisable stock options at December 31, 1998 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 1998.

                                     Number of Securities
                                    Underlying Unexercised
                                      Options at Fiscal   Value of Unexercised
                    Shares                 Year-End       In-The-Money Options
                   Acquired             Exercisable(E)/   at Fiscal Year-End(1)
                      On       Value   Unexercisable(U)      Exercisable(E)/
Name               Exercise   Realized                      Unexercisable(U)

Guido DiGregorio.     -             -     216,660(E)/            $-(E)/
                                          383,340(U)              -(U)

Philip S. Sassower.   -             -     175,000(E)/       $37,500(E)/
                                           15,000(U)              -(U)
James Dao (2)......   -             -   1,320,000(E)/      $330,000(E)/
                                                -(U)              -(U)

-----------


(1) Determined by using the difference between the closing sale price of the Common Stock on the Nasdaq SmallCap Market as of December 31, 1998 and the exercise price of such options.

(2) Mr. Dao's term as Co-Chief Executive Officer ended on June 1, 1998, and he resigned as a director as of February 1, 1999. ceased to be an officer of the Company as of June 1, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 29, 1999 with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table of this Proxy Statement under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.

                                                    Common Stock
  Name                                           Number        Percent
  of Beneficial Owner                          of Shares      of Class

  Philip Sassower(1).......................   11,688,519          14.7
  CIC Standby Ventures, L.P.(2)............    9,000,000          11.3
  Guido DiGregorio(3)......................      150,000             *
  C. B. Sung(4)............................      618,823             *
  Jeffrey Steiner(5).......................       50,000             *
  Jess M. Ravich(6)........................    1,428,773           1.8
  All directors and executive officers
  as a group (5 persons)...................   16,242,085          19.8
-----------

*        Less than 1%.

(1) The number of shares of Common Stock includes (a) 1,025,253 shares held by Mr. Sassower, (b) 9,000,000 shares held by CIC Standby Ventures, L.P., a Delaware limited partnership of which Mr. Sassower is the sole general partner ("Standby Ventures"), as reflected in the table, (c) 113,251 shares beneficially owned by the Philip S. Sassower 1996 Grantor Retained Annuity Trust and 72,804 shares beneficially owned by the Philip S. Sassower 1998 CIC Standby Ventures, L.P. Grantor Retained Annuity Trust (together, the "Grantor Trusts"), two trusts in which Mr. Sassower is the sole trustee, (d) 1,178,515 shares held by the Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the "1996 CRAT"), of which Mr. Sassower and his wife are co-trustees, (e) 63,000 shares held by the Susan O. Sassower Trust (the "Spouse's Trust"), of which Mr. Sassower and his wife are co-trustees, and (f) 308,500 shares issuable upon the exercise of stock options held by Mr. Sassower which are exercisable within 60 days of March 31, 1999. Mr. Sassower may be deemed to beneficially own the shares of Common Stock held by Standby Ventures, the Grantor Trusts, the 1996 CRAT and the Spouse's Trust. The number excludes shares owned, directly or indirectly, by Mr. Sassower's wife, Susan O. Sassower. Mr. Sassower disclaims beneficial ownership of the shares owned by his wife. The business address of Mr. Sassower is Phoenix Enterprises LLC, 135 East 57th Street, 12th Floor, New York, New York 10022. Mr. Sassower is the Chairman of the Board and Secretary of the Company, as well as Chairman of the Executive and Finance Committees of the Company's Board of Directors.

(2) Mr. Sassower is the sole general partner of Standby Ventures and may be deemed to beneficially own the shares of Common Stock held by Standby Ventures. The business address of Standby Ventures is c/o WinSass Corporate Services LLC, 314 West Main, Suites 3&5, Lewisville, Texas 75057.

(3) Represents 150,000 shares of Common Stock issuable upon the exercise of stock options which are exercisable within 60 days of March 31, 1999. The business address of Mr. DiGregorio is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065.

(4) Includes (a) 363,717 shares held by the Sung Family Trust of which Mr. Sung is a trustee, (b) 10,106 shares held by the Sung-Kwok Foundation of which Mr. Sung is the Chairman and (c) 245,000 shares of Common Stock issuable upon the exercise of stock options or warrants which are exercisable within 60 days of March 31, 1999. Mr. Sung may be deemed to beneficially own the shares held by the Sung Family Trust and the Sung-Kwok Foundation. The business address of Mr. Sung is c/o Sandy Williams, UNISON Group, 651 Gateway Boulevard, #880, South San Francisco, California 94080.

(5) The number of shares of Common Stock represents 50,000 shares issuable upon the exercise of options which are exercisable within 60 days of March 31, 1999. Mr. Steiner's business address is c/o The Fairchild Corporation, P.O. Box 10803, Chantilly, Virginia 20153.

(6) The number of shares of Common Stock includes (a) 1,187,890 shares held by the Ravich Revocable Trust of 1989 (the "Ravich Trust"), of which Mr. Ravich is the trustee, (b) 190,883 shares issuable upon the exercise of warrants which are exercisable within 60 days of March 31, 1999 held by the Ravich Trust. (c) 50,000 shares issuable upon the exercise of options which are exercisable within 60 days of March 31, 1999 held by Mr. Ravich. Mr. Ravich is a Trustee of the Ravich Trust, and may be deemed to beneficially own the shares held by or issuable to the Ravich Trust. Mr. Ravich's business address is U.S. Bancorp Investments, Inc., 11766 Wilshire Blvd., Suite 870, Los Angeles, California 90025.

Item 13. Certain Relationships and Related Transactions

     Directors, and Executive Officers. In January 1996, the Company retained Mr. Philip Sassower, then member of the Board of Directors and Chairman of the Finance Committee, as a financial consultant for financial and investor relations matters. Pursuant to such consulting arrangement, Phoenix Enterprises, LLC,("Phoenix"), a company wholly-owned by Mr. Sassower, was paid an aggregate of $100,000 in 1996 by the Company. In 1997, Mr. Sassower became Chairman of the Company's Executive Committee and Co-Chief Executive Officer of the Company and increased his time commitments to the Company. To compensate Mr. Sassower for his additional time commitments and to reimburse him for certain office expenses, the Company increased the consulting fees to be paid to Phoenix for 1997 to $150,000. In 1998, the office of Co-Chief Executive Officer was abolished and Mr. Sassower became Chairman of the Board of Directors and Secretary. Phoenix was paid a consulting fee of $150,000 for 1998. As of 1999, $75,000 of the consulting fees will be paid to Phoenix and $75,000 will be paid to Mr. Sassower, individually.

     In April 1994, the Company loaned $210,000 to Mr. James Dao, then an officer and director of the Company, pursuant to a promissory note due April 1,1996 which bore interest at the highest marginal rate applicable to the Company's borrowing or the highest rate allowable by law, whichever was lower. In 1996, the due date of the promissory note was extended to April 1, 1998. On August 14, 1998, while Mr. Dao was still a director of the Company, the Company entered into an agreement (the "Agreement") with Mr. Dao. Under the Agreement the Mr. Dao will provide consulting services to the Company through December 15, 2001. In exchange for his services $110,000 of the note receivable be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining, $100,000 of the note receivable will be forgiven on December 15, 2001 if Mr. Dao performs all the required services under the Agreement. The Agreement will terminate on December 15, 2001. The promissory note is secured by 103,450 shares of Common Stock owned by Mr. Dao.

        On January 12, 1999, for services rendered, the Board of Directors approved non-qualified stock option grants to Mr. Guido DiGregorio and Mr. Philip Sassower to purchase 1,800,000 and 1,602,000 shares of common stock, respectively,. The options price per share is $0.75 and the options will vest over three years pro rata on a quarterly basis. In connection with this issuance, Mr.DiGregorio surrendered the 600,000 options granted to him in 1997.

     On January 27, 1999, the Board of Directors approved non-qualified stock option grants to purchase 20,000 shares of the Company's common stock to Mr. Ravich and Mr. Steiner. In addition Mr. Sung was granted options to purchase 10,000 shares of the Company's common stock. The options vest immediately and have a seven year life. The option price on the date of grant was $1.03.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Index to Financial Statements

                                                                          Page
  (a)(1) Financial Statements
         Report of PricewaterhouseCoopers LLP, Independent Accountants. F-1 Consolidated Balance Sheets at
          December 31, 1998 and 1997...................................    F-2
         Consolidated Statements of Operations for
          the years ended December 31, 1998, 1997, and 1996............    F-3

         Consolidated Statements of Changes in
          Stockholders' Equity (Deficit) for the
          years ended December 31, 1998, 1997 and 1996.................    F-4

         Consolidated Statements of Cash Flows for the
         years ended December 31, 1998, 1997 and 1996..................    F-5

         Notes to Consolidated Financial Statements....................    F-6
  (a)(2) Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts and Reserves....    S-1

(b) Reports on Form 8-K

     None

(c) Exhibits

   Exhibit     Document
   Number

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

        +10.4 License  Agreement dated June 16, 1992 between the Company and NEC
              Corporation, incorporated herein by reference to Exhibit 10.12 of the Company's 1992 Form 10-K (File No. 0-19301)
        +10.5 Licensing  and  Development  Agreement  for Use and  Marketing  of
              Program Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)
        +10.6 OEM License  Agreement dated December 15, 1992 between the Company and Seiko-Epson  Corporation,  incorporated herein by reference to
              Exhibit 10.14 of the Company's 1992 Form 10-K (File No. 0-19301) *10.7 OEM Agreement dated August 13, 1993 between CalComp, Inc. and the Company, incorporated herein by reference to Exhibit 10.13 of the Company's 1993 Form 10-K (File No. 0-19301)
         10.8 Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to Exhibit 10.13 of the Company's 1994 Form 10-K (File No. 0-19301)10.9Engagement Letter between the Company and Libra Investments, Inc. dated November 2, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
        10.10 Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
        10.11 Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
        10.12 Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
        10.13 Form of Registration Rights Agreement between the Company and Libra Investments, Inc., dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
        10.14 Form of Subscription Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated June 27, 1996.
        10.15 Form of Registration Rights Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated June 27, 1996.
        10.16 Form of Preferred Stock Investment Agreement, dated as of December 31, 1996, between the Company and the investors listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated December 31, 1996.
        10.17 Form of Registration Rights Agreement between the Company and the Investors Listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated December 31, 1996.
        10.18 Form of Certificate of Designation of the Company with respect to the 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 3 of the Company's Form 8-K dated December 31, 1996.
        10.19 Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No. 0-19301).
        10.20 Form of Subscription Agreement between the Company and each subscriber, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 3, 1997.
        10.21 Certificate of Designations of the Company with respect to the Series B 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 13, 1997.
        10.22 Form of Registration Rights Agreement, by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 13, 1997.

      **10.23 Amendment to the Company's Certificate of Designation with respect to the 5% Cumulative Convertible Preferred Stock dated June 12, 1998.
      **10.24 Amendment to the  Company's  Amended and Restated  Certificate  of
              Incorporation dated June 12, 1998.
      **10.25 Agreement dated August 14, 1998 between James Dao and the Company. ++**10.26 Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company.
       **21.1 Schedule of Subsidiaries.
       **23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants. **27.1 Financial Data Schedule.

-----------

+ Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 29, 1993, filed pursuant to the Securities Exchange Act of 1934.

* .Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 30, 1994, filed pursuant to the Securities Exchange Act of 1934.

**       Filed herewith.

++ Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Securities Exchange Act of 1934.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Communication Intelligence Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS  LLP



San Jose, California
March 29, 1999

                     Communication Intelligence Corporation
                           Consolidated Balance Sheets
                    (In thousands, except par value amounts)


                                                           December 31,
                                               ---------------------------------
                                                       1998              1997
                                               ---------------------------------
 Assets
 Current assets:
   Cash and cash equivalents.................    $      795        $    5,485
   Restricted cash...........................           250                 -
   Accounts receivable, net
    of allowances of $174 and $46 at
   December 31, 1998 and
    1997, respectively.......................         1,146               362
   Inventories...............................            74               193
   Prepaid expenses and other
    current assets...........................           103               175
                                               ---------------   ---------------

         Total current assets................         2,368             6,215

 Note receivable from officer................           200               210
 Property and equipment, net.................           539               798
 Other assets................................           247               268
                                               ---------------   ---------------


         Total assets........................    $    3,354        $    7,491
                                               ===============   ===============

 Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable..........................    $      473        $    1,059
   Short-term debt...........................           145               490
   Accrued compensation......................           229               446
   Other accrued liabilities.................           524             1,059
   Deferred revenue..........................           651               440
                                               ---------------   ---------------
         Total current liabilities...........         2,022             3,494

 Other liabilities...........................             -                 8
                                               ---------------   ---------------
                                                      2,022             3,502
                                               ---------------   ---------------
 Commitments (Note 7)........................

 Stockholders' equity:
   Convertible preferred stock, $.01 par
    value; 10,000 shares authorized;
    none and 569 issued and outstanding
    at December 31, 1998 and 1997 (Note 5)...             -                 6
   Common stock, $.01 par value; 100,000
    shares authorized; 78,459
    and 47,430 shares issued and
    outstanding at December 31, 1998
    and 1997, respectively...................           785               474
   Additional paid-in capital................        70,205            69,955
   Accumulated deficit.......................       (69,504)          (66,347)
   Accumulated other comprehensive loss......          (154)              (99)
                                               ---------------   ---------------
 Total stockholders' equity (Note 5).........         1,332             3,989
                                               ---------------   ---------------
    Total liabilities and
      stockholders' equity (Note 5)..........    $    3,354        $    7,491
                                               ===============   ===============

           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                               Years ended December 31,
                                     -------------------------------------------
                                           1998           1997          1996
                                     -------------------------------------------

 Revenues:
   Product..........................    $    2,982     $  3,246      $    1,591
   License and royalty..............         1,300        1,842             816
   Development contracts............           298          428             480
                                     -------------------------------------------
                                             4,581        5,516           2,887
                                     -------------------------------------------
 Operating costs and expenses:
    Cost of sales:
      Product.......................         1,698        5,458           1,894
      License and royalty...........            63          132             182
      Development contracts.........           212          273             355
    Research and development........         1,989        2,360           1,672
    Sales and marketing.............         2,015        6,257           3,282
    General and administrative......         1,889        2,663           2,037
                                     -------------------------------------------

                                             7,866       17,143           9,422
                                     -------------------------------------------

 Loss from operations................       (3,285)     (11,627)         (6,535)

 Interest income and other income
 (expense), net......................          147         (322)            278
 Interest expense....................          (19)         (51)            (99)
                                     -------------------------------------------

 Net loss............................       (3,157)     (12,000)         (6,356)

 Embedded yield on preferred
 stock (Note 5)......................            -       (4,376)              -
 Preferred stock dividends (Note 5)..         (435)        (564)              -
                                     -------------------------------------------

 Net loss available to
 common stockholders.................   $   (3,592)    $(16,940)     $   (6,356)
                                     ===========================================

 Basic and diluted loss per
 common share ......................    $    (0.06)    $  (0.37)     $    (0.15)
                                     ===========================================


 Weighted average common shares.....        56,233       45,370          41,265
                                     ===========================================

           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                 (In thousands)

                     Series  Series
                        A      B                                Accum.
                       Convertible         Additional  Accum.   Other
                      Preferred   Common  Paid-In    Deficit Comprehen.Comprehen
                      Stock   Stock  Stock  Capital             Loss      Loss



Balances as of
 December 31, 1995..   $  -   $ -  $ 400   $51,687   $(47,991)   $ (86)


Exercise of options
  for 1,403shares
  of Common Stock.....    -      -      14       664    -         -
Exercise of warrants
  for 100shares
  of Common Stock....     -      -       1        49    -         -
Issuance of 796
  shares of Common Stock
  to investors for cash,
  net of issuance costs
  of $292...              -      -       8     2,400    -         -
Exchange of 390 shares
  of CommonStock for 70
  shares of redeemable
  convertible
  preferred stock....     -      -      (4)   (1,751)   -         -
Issuance of warrants
  to purchase
  Common Stock in
connection with
  the June and December
  Private
  Placements...........   -      -       -       844    -         -
Issuance of 100 options
  to consultants
  for services........    -      -       -       122    -         -
Net loss.............     -      -       -         -  (6,356)     -    $ (6,356)
Foreign currency
translationadjustment.    -      -       -         -       -    (83)        (83)
                                                                      ----------
Comprehensive Loss                                                    $  (6,439)
                        --------------------------------------------  ==========
Balances as of
December 31, 1996..       -      -     419    54,015 (54,347)  (169)
Exercise of options
  and warrants
  for 3,092 shares
  of Common Stock         -      -      31       135       -      -
Issuance of 50 options
  to consultants
  for services........    -      -       -        75       -      -
Conversion of redeemable
  convertible
  preferred stock
  into 450 shares
  of Series A
 Preferred Stock......     5     -       -     9,412       -      -
Issuance of warrants to
  purchase 300 shares
  of Common Stock in
  connection with
  the waiver of
  redemption rights
  on Series A
  Preferred Stock....      -     -       -       484       -      -
Conversion of 121 shares
  of Series A Preferred
  Stock into 2,437 shares
  of Common Stock....     (1)    -      24       (23)      -      -
Issuance of 240 Series B
  Preferred Stock, net of
  issuance costs of $141.. -     2       -     5,857       -      -
Net loss.................. -     -       -         - (12,000)     -    $(12,000)
Foreign currency translation
  adjustment.............. -     -       -         -       -     70          70
                                                                       ---------
Comprehensive loss                                                     $(11,930)
                         --------------------------------------------  =========
Balances as of
 December 31, 1997........ 4     2     474    69,955 (66,347)   (99)

Conversion of 329 shares
  of Series A
  Preferred Stock into
  18,598 shares of Common
  Stock...               (4)     -     186      (182)      -      -
Conversion of 240 shares
  of Series B
  Preferred Stock into
  11,384 shares of
  Common Stock...         -     (2)    114      (112)      -      -
Exercise of options
  for 1,126
  shares of Common Stock. -      -      11       511       -      -
Accelerated vesting
  of 40 options
  to consultants for
  services..............  -      -       -        33       -      -
Net loss................  -      -       -         -  (3,157)     -    $ (3,157)
Foreign currency
 translation adjustment.. -      -       -         -       -    (55)        (55)
                                                                       ---------
Comprehensive loss                                                     $ (3,212)
                         --------------------------------------------  =========
Balances as of
 December 31, 1998..    $-    $  -   $ 785   $70,205 $(69,504)$(154)
                         =======================================================

           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                 Years ended December 31,
                                         ---------------------------------------
                                             1998          1997          1996
                                         ---------------------------------------
 Cash flows from operating activities
 Net loss...............................  $ (3,157)    $  (12,000)  $  (6,356)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization........       327            347         353
   Warrant issuance costs...............         -            484           -
   Equity securities issued for
   services.............................        33             75         122
   (Gain) loss on disposal of property
   and equipment........................       ( 2)            32           -
    Changes in operating assets
    and liabilities:
     Accounts receivable, net...........      (784)            15           5
     Inventories........................       119            317        (284)
     Prepaid expenses and other
     current assets.....................        72             15         209
     Other assets.......................       (12)           (32)        213
     Accounts payable...................      (586)           692         (67)
     Pre-petition liabilities...........        -            (878)       (766)
     Accrued compensation...............      (217)           107          57
     Other accrued liabilities..........      (595)           623        (285)
     Deferred revenue...................       211         (1,537)       (564)
                                         ----------- ------------- -------------
 Net cash used in operating activities..    (4,591)       (11,740)     (7,363)
                                         ----------- ------------- -------------

 Cash flows from investing activities
 Proceeds from sales and maturities
 of short-term investments..............         -          8,782      14,276
 Purchase of short-term investments.....         -         (8,035)    (13,493)
 Acquisition of property and equipment..       (45)          (601)       (358)
 Proceeds from the sale of property
 and equipment..........................        25              -           -
                                         ----------- ------------- -------------
 Net cash provided by (used in)
 investing activities...................       (20)           146         425
                                         ----------- ------------- -------------
 Cash flows from financing activities
 Proceeds from issuance of short-term
debt....................................       145             525          -
 Restricted cash related to short-term
 debt...................................      (250)             -           -
 Principal payments on short-term debt..      (490)           (35)        (30)
 Principal payments on capital lease

 obligations............................       ( 6)           (11)        (34)
 Proceeds from issuance of redeemable
 convertible preferred stock
 and warrants, net of cash issuance
 costs..................................         -              -       8,395
 Proceeds from issuance of Series B
 Convertible Preferred Stock,
 net of cash issuance costs.............         -           5,859          -
 Proceeds from exercise of
 stock options..........................       522             166          -
 Proceeds from issuance of
 common stock and warrants, net of cash
   issuance costs.......................         -               -      3,247
                                         ----------- ------------- -------------
 Net cash provided by (used in)
 financing activities...................      (79)          6,504      11,578
                                         ----------- ------------- -------------
 Effect of exchange rate changes
 on cash................................        -               2           9


 Net increase (decrease) in cash
 and cash equivalents....................  (4,690)         (5,088)      4,649
 Cash and cash equivalents at
 beginning of year.......................   5,485          10,573       5,924
                                         ----------- ------------- -------------
 Cash and cash equivalents at
 end of year.............................$    795      $    5,485    $ 10,573
                                         =========== ============= =============

          See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company

     Communication Intelligence Corporation (the "Company" or "CIC") develops and markets natural pen-input computer interfaces and handwriting recognition-based security technologies and products for the emerging markets for pen-based computing and electronic commerce. These emerging markets for CIC's products include all areas of personal computing, as well as electronic commerce and communications.

     The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". CIC's natural input technologies are designed to allow users to interact with a computer or handheld device through use of a pen. Such products include the Company's multi-lingual Handwriter(R) Recognition System, and its Handwriter(R) for Windows(R) family of desktop computing products. CIC's transaction and communication enabling technologies provide a means for protecting electronic transactions and discretionary communications. CIC has developed products for dynamic signature verification, electronic ink data compression and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

     Through its majority-owned joint venture in China (the "Joint Venture"), the Company provides system integration services and markets its pen-based business computer systems to Chinese businesses, government users and other joint ventures.

     For the five-year period ended December 31, 1998, the Company incurred aggregate losses of $43, and, at December 31, 1998, the Company's accumulated deficit was approximately $69. The Company has primarily funded these losses through the sale of debt and equity securities.

     As of December 31, 1998, the Company's principal source of liquidity was its cash and cash equivalents of $795. Although there can be no assurance, the Company believes that its current resources, together with expected revenues, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. Management believes that it will be able to reduce discretionary spending if required.

Basis of Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles, and include the accounts of CIC and its majority-owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Plan of Reorganization and Pre-Petition Liabilities

     On July 18, 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the U. S. Bankruptcy Code in the United States Bankruptcy Court, San Francisco District. The Joint Venture did not file a petition for reorganization. On September 28, 1994, the Company filed a Disclosure Statement and Plan of Reorganization (the "Plan") in the United States Bankruptcy Court, San Francisco District. The Plan was approved by the creditors on November 14, 1994, and the Company emerged from Chapter 11 protection on that date.

     The Plan provided for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Unsecured creditors were paid in three approximately equal installments in each of February 1995, 1996 and 1997. Pursuant to the Plan, amounts outstanding after February 1995 accrued simple interest at 8% per annum through February 1996 and 10% per annum thereafter through February 1997. The Plan also approved certain warrant offerings and stock purchase agreements as described in Note 5.

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, and short-term debt, approximate fair value due to their short maturities.

Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

     Short-term investments are classified as "available-for-sale." For all periods presented, cost of investments approximated fair market value. Unrealized gains and losses at December 31, 1997 and realized gains and losses for the years ended December 31, 1997 and 1996 on such investments were not material. The cost of securities sold is based on the specific identification method. The Company had no short-term investments as of December 31, 1998 or 1997.

        The Company's cash and cash equivalents at December 31, consist of the following:

                                                       1998         1997
                                                    ----------- -------------

 Cash in bank....................................  $    668     $  1,160
 Commercial paper................................       125        2,330
 Money markets...................................         2        1,004
 Corporate debt securities.......................         -          991
                                                    -------------------------

   Cash and cash equivalents.....................  $    795     $  5,485
                                                    =========================

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

     At December 31, 1998, the Joint Venture had approximately $724 in cash accounts held by a financial institution in the People's Republic of China. Approximately $250 of the Joint Venture's cash was held by a financial institution as collateral at December 31, 1998 for an outstanding note, and is restricted for such purpose as long as the note is outstanding. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

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

     Two customers accounted for 46% and 24%, respectively, of accounts receivable at December 31, 1998. One customer accounted for 24% of accounts receivable at December 31, 1997.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out ("FIFO") method. Cost principally includes direct materials. At December 31, 1998 and 1997, inventories consisted of finished goods.

     As of December 31, 1997 the Company believed that a significant portion of its Handwriter(R) inventory would not be realized in the near term, and, accordingly, the Company wrote down such inventory by approximately $1,600 at December 31, 1997.

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

     Property and equipment, net at December 31, consists of the following:

                                              1998         1997
                                          ------------ ------------
 Machinery and equipment..................   $ 1,121      $  2,160
 Office furniture and fixtures............       438           535
 Leasehold improvements...................        84            99
 Purchased software.......................       130           124
                                          -------------------------
                                               1,773         2,918
 Less accumulated depreciation
 and amortization.........................    (1,234)       (2,120)
                                          -------------------------
                                             $   539      $    798
                                          =========================

     Included in property and equipment as of December 31, 1998 and 1997 is $34 and $34, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $27 and $24 at December 31, 1998 and 1997, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment reserve in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such reserves have been recorded in the three years ended December 31, 1998.

Software Development Costs

     The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalization commences upon the completion of a working model and ends on general product release. As of December 31, 1998 and 1997, such costs were insignificant and are included as a component of "other assets" in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs in 1998 amounted to $7. There was no amortization expense related to capitalized software development costs in 1997. Amortization expense, including amounts written down to net realizable value, was approximately $98 for 1996.

Stock-Based Compensation

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans. The Company complies with the disclosure provisions of SFAS 123.

Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue
Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practices when adopted. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1998.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

     License revenues are recognized when the software has been delivered and when all significant obligations have been met. Royalty revenues are recognized as products are licensed/sold by licensees. Deferred revenue in the accompanying balance sheets reflects non-recurring engineering fees and advance royalty fees received from the Company's licensees in advance of revenue recognition.

     Development contracts revenue is generated primarily from non-recurring engineering activities and research grants from government agencies. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collection is probable and related costs have been incurred.

     Three customers accounted for 27%, 16% and 15%, respectively, of revenues in 1997. Two customers accounted for 11% and 10%, respectively, of revenues in 1996. No other customers accounted for greater than 10% of revenues in 1998, 1997 and 1996.

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

Foreign Currency Translation

     The Company considers the functional currency of the Chinese Joint Venture to be the local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period except for those expenses related to balance sheet amounts which are translated at historical exchange rates.

     Net foreign currency transaction gains and losses are included in "interest income and other income (expense), net" in the accompanying consolidated statements of operations. The Company recorded a net foreign currency transaction gain of $58, a loss of $101, and a gain of $59 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

2. Chinese Joint Venture

     The Company currently owns 90% of a joint venture with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 1998, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.

3. Comprehensive Income

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

     The accumulated other comprehensive loss at December 31, 1998 and 1997 consisted of cumulative translation adjustments.

4. Debt

     In June 1998, the Company's 90% owned Joint Venture borrowed the equivalent of $145, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 9% and is due on June 30, 1999. The borrowings are secured by a $250, US dollar denominated deposit held by the bank.

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

5. Stockholders' Equity

Private Placement

     In June 1996, the Company completed a private placement (the "June Private Placement") of 600 shares of the Company's Common Stock, at a price of $4.50 per share to certain institutional and other investors (collectively, the "Subscribers"). The net proceeds to the Company were approximately $2,408, net of cash issuance costs of $181 and $111 of value ascribed to 30 warrants to purchase Common Stock issued to the placement agent. The warrants expire

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

five years from the date of issuance and have an exercise price of $4.50 per share, subject to adjustments for anti-dilution. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.69%; expected life of 5 years; expected volatility of 102%; and expected dividend yield of 0%. The Company agreed to register the securities which were issued in conjunction with the June Private Placement and which may be issued upon exercise of the placements agent's warrants. The Registration Statement on Form S-3 filed by the Company to effect the registration of these securities was declared effective on December 24, 1996 (the "Effective Date").

     Pursuant to the June Private Placement agreement, the Company agreed to issue additional shares (the "Extra Shares") of its Common Stock to the Subscribers if the average of the daily closing prices of the Company's Common Stock for the twenty business days prior to two business days before the Effective Date was less than $4.50 per share. In December 1996, the Company issued 196 Extra Shares for no additional consideration to the Subscribers who did not exchange the shares of Common Stock which they purchased in the June Private Placement for the Company's Series A Preferred Stock (as defined below). The Registration Statement on Form S-3 filed by the Company in connection with the June Private Placement also effected the registration of the Extra Shares.

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

     On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the issued and outstanding Series A Preferred Stock executed a waiver to certain provisions of the Registration Rights Agreement
(the "Agreement") entered into in connection with the December Private Placement. Under the waiver, these holders irrevocably waived any redemption obligations of the Company with respect to the Series A Preferred Stock in exchange for the issuance to such holders of warrants to purchase 300 shares of the Company's Common Stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for anti-dilution. The Company has ascribed a value of $484 to these warrants, which was recorded as an expense in the Company's statement of operations during the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the aforementioned waiver, the shares of Series A Preferred Stock which were classified as redeemable securities at December 31, 1996 were reclassified as convertible preferred stock at March 31, 1997 and, as such, were included in stockholders' equity at December 31, 1997.

     On November 26, 1997, the Company completed a private placement of 240 shares of Series B Preferred Stock (the "November Private Placement") at $25.00 per share to certain investors. The net proceeds to the Company from the sale of the 240 shares of Series B Preferred Stock was approximately $5,859, net of cash issuance costs of $141.

     Optional and Automatic Conversion. All shares of Series A Preferred Stock and Series B Preferred Stock were Converted in November 1998. Each share of Series A Preferred Stock and Series B Preferred Stock was convertible by the holder into shares of the Company's Common Stock at any time. In addition, all outstanding Series A Preferred

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

Stock would have been automatically converted into shares of Common Stock on December 31, 1999, subject to the satisfaction of certain conditions and events by the Company, or later under certain circumstances. All outstanding shares of Series B Preferred Stock would have been automatically converted into shares of Common Stock on November 25, 2000, or at the Company's option, up to one year later.

     The number of shares of Common Stock to be issued upon conversion of the Series A Preferred Stock was determined by dividing (i) the sum of $25.00 multiplied by the number of shares being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price which was approximately 72% of the then applicable market price of the Company's Common Stock (the "Conversion Price"). As a consequence, the effect of this beneficial conversion rate, determined as being the difference between the lowest possible conversion rate at December 31, 1996 and the fair value of the Common Stock at that date, was deemed to be a benefit to the holders of the Series A Preferred Stock earned over the period from issuance through July 1, 1997, the date on which the Series A Preferred Stock first became convertible. This deemed benefit was recorded as "embedded yield on preferred stock" in the 1997 statement of operations.

     The number of shares of Common Stock to be issued upon conversion of the Series B Preferred Stock was determined by dividing (i) the sum of $25.00 multiplied by the number of shares being converted, plus accrued and unpaid dividends and any unpaid default payments thereon, by (ii) a conversion price equal to the lower of (a) the average market price of the Common Stock, or (b) $1.59 per share. The average market price was the average of the daily closing prices of the Common Stock for the three consecutive trading days prior to the conversion date.

     Dividends. Each holder of the shares of Series A Preferred Stock and Series B Preferred Stock was entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). The dividends were payable in cash or additional shares of preferred stock (with each additional share valued at $25.00 per share) at the Company's option. Dividends would have been paid on the Series A Preferred Stock and Series B Preferred Stock prior to any dividends being paid on any other class of stock ranking junior thereto. If any cash dividend was declared and paid in cash to the holders of the Series B Preferred Stock, then the Company was obligated to give notice to the holders of the Series A Preferred Stock of such fact, and the holders of the Series A Preferred Stock had the right to elect to receive their next dividend payment in cash. No dividends on Common Stock were declared or paid by the Board through December 31, 1998.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

granted vest on the first anniversary of the date of grant, and an additional 20%, 20%, and 40% of the total options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Options are generally exercisable over a period not to exceed seven years.

     In December 1994, for services rendered prior to and during the Company's Chapter 11 proceedings, options to purchase 180 shares of Common Stock at $0.50 per share were granted to three directors of the Company under non-plan option agreements. In addition, a non-plan option to purchase 100 shares of Common Stock at $0.50 per share was granted on December 28, 1994 to a newly elected director and Chairman of the Finance Committee. The newly elected director also received an option, vesting one year from date of grant, to purchase 50 shares of Common Stock at an exercise price of $0.50 per share pursuant to the Company's 1991 Non-discretionary Plan. The non-plan options generally vest over four years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 1998, 370 non-plan options were outstanding with a weighted average exercise price of $0.50 per share. Of such non-plan options, 370 were exercisable at December 31, 1998 with a weighted average exercise price of $0.50 per share.

     On June 1, 1994, the Company negotiated with employees to reduce their salaries through August 31, 1994. Those employees who agreed to continue their employment at the reduced wage were granted certain option rights to purchase Common Stock (the "Options"). Options to purchase 2,210 shares of Common Stock were granted at an average exercise price of $0.57 per share under this arrangement, of which 377 Options were granted to officers under the 1991 Plans, with the remaining Options granted outside of the plans. The Options were immediately exercisable and have a term of seven years from the date of grant. As of December 31, 1998, 914 Options had been exercised at a weighted average exercise price of $0.48 per share and 552 Options with a weighted average exercise price of $0.80 per share had been forfeited. The following table summarizes information about the Options outstanding and exercisable at December 31, 1998 which were granted outside of the plans:

                                                        Weighted Average
Range of Exercise Prices     Options             Remaining
                         Outstanding and        Contractual
                           Exercisable         Life (Years)       Exercise Price

$0.30 - $0.45...........       170                  2.6                $0.34
$0.70 - $1.05...........       197                  2.6                $0.75
                           ---------
                               367
                           =========


                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

     Information with respect to the Company's 1991 Plans and the 1994 Plan is summarized below:

                                                 Year Ended December 31,
                                   ---------------------------------------------
                                        1998                               1997
                                   ---------------------- ----------------------
                                              Weighted               Weighted
                                               Average               Average
                                   Shares  Exercise Price Shares  Exercise Price
                                   ---------------------------------------------
Outstanding at beginning of period..6,016      $1.15      5,022       $0.98
Granted.............................1,021      $1.03      1,540       $1.66
Exercised........................... (804)     $0.50       (295)      $0.51
Forfeited...........................1,693)     $1.62       (251)      $1.63

                                    ======               =======
Outstanding at period end.......... 4,540      $1.06      6,016       $1.15
                                    ======               =======

Options exercisable at period end..  3,243     $0.82      2,666       $0.79
                                    =======              =======

Weighted average grant-date
fair value of options granted
during the period.....               $0.73                $1.29
                                    =======              =======

     The following table summarizes information about stock options outstanding under the 1991 Plans and the 1994 Plan at December 31, 1998:

                                                       Weighted Average
                                         ---------------------------------------
                                                Remaining
                               Options       Contractual Life
Range of Exercise Prices     Outstanding         (Years)          Exercise Price
--------------------------------------------------------------------------------
$0.50.......................     2,487             2.8                $0.50
$0.51 - $2.00...............     1,399             6.0                $1.25
$2.01 - $2.99...............       256             4.9                $2.48
$3.00.......................       398             4.6                $3.00
                            ------------
                                 4,540
                            ============


     The following table summarizes information about stock options exercisable under the 1991 Plans and the 1994 Plan at December 31, 1998:

                                                                  Weighted
                                               Options             Average
 Range of Exercise Prices                    Exercisable        Exercise Price
                                          ----------------    ------------------
       $0.50.......................            2,456                 $0.50
       $0.51 - $2.00...............              522                 $1.29
       $2.01 - $2.99...............               80                 $2.51
       $3.00.......................              185                 $3.00
                                          ----------------
                                               3,243
                                          ================

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

Fair Value Disclosures

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to common stockholders for the year ended December 31, would have been as follows:

                                               1998        1997         1996
                                           ------------ ---------- -------------


 Net loss available to common stockholders:
   As reported.............................  $ (3,157)   $(16,940)    $  (6,356)
   Pro forma...............................  $ (4,863)   $(18,024)    $  (6,840)
 Basic and diluted net loss per share
 available to common stockholders:
   As reported.............................  $  (0.06)   $  (0.37)    $   (0.15)
   Pro forma...............................  $  (0.09)   $  (0.40)    $   (0.17)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 4.5% for 1998, 6.2% for 1997 and 6.6 % for 1996; an expected life of 4 years, 5 years and 4 years for 1998, 1997 and 1996, respectively; expected volatility of 100% for all periods and dividend yield of 0% for all periods.

     Because options generally vest over four years and the Company expects to make additional option grants each year, the Company believes the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

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

     On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the then issued and outstanding shares of Series A Preferred Stock executed a waiver to certain provisions of the registration rights agreement (the "Agreement") entered into in connection with the December Private Placement. Under the waiver, these holders irrevocably waived any redemption obligation of the Company with respect to its Series A Preferred Stock in exchange for the issuance to the holders of warrants to purchase the 300 shares of the Company's Common Stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an exercise price of $2.00 per share, subject to adjustment for anti-dilution. The Company has ascribed a value of $484 to these warrants, which was recorded as an expense in the Company's statement of operations during the first quarter of 1997. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 6.60%; expected life of 5 years; expected volatility of 104%; and expected dividend yield of 0%. As a result of the aforementioned waiver, the shares of Series A Preferred

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

Stock, which were classified as redeemable securities at December 31, 1996, were reclassified as convertible preferred stock at March 31, 1997 and, as such, are included in stockholders' equity at December 31, 1997.

     Warrants to purchase a total of 905 shares of Common Stock were outstanding as of December 31, 1998, and have a weighted average remaining contractual life of 2.8 years and a weighted average exercise price of $2.27 per share.

     As of December 31, 1998, 6,182 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

6. Related Party Transactions

     In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock, bearing interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law (10% per annum at December 31, 1997).

     On August 14, 1998, the Company entered into an employment agreement (the "Employment Agreement") with the aforementioned former officer. Under the Employment Agreement the former officer will provide consulting services to the Company through December 15, 2001. In exchange for these services, $110,000 of the note receivable from the officer shall be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining, $100,000 of the note receivable from the officer will be forgiven on December 15, 2001 if the officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

     A director of the Company received consulting fees of $150 in 1998 and 1997, including fees for office expenses. The Company paid the same director $100 in consulting fees in 1996.

7. Commitments

Operating Lease Commitments

     The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2001. In addition, the Company subleases to third parties certain space near the Principal Offices under subleases that expire in 1999. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $420, $892, and $346 in 1998, 1997, and 1996, respectively. Sublease income was approximately $128 and $188 for the years ended December 31, 1998 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases are approximately $603, $620, and $558 for the years ending December 31, 1999, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $129 in 1999 in connection with the subleases described above. Future minimum payments required under capital leases, which expire in 1999, are insignificant at December 31, 1998.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

8. Income Taxes

     As of December 31, 1998, the Company had federal net operating loss carryforwards available to reduce taxable income through 2012 of approximately $47,700. The Company also had federal research and investment tax credit carryforwards of approximately $430 which expire at various dates through 2010.

        Deferred tax assets and liabilities at December 31, consist of the following:

                                                       1998           1997
                                                   -------------- -------------

 Deferred tax assets:
       Net operating loss carryforwards.........     $ 16,210      $ 15,459
       Credit carryforwards.....................          430           323
       Deferred income..........................          221           149
       Other, net...............................          877         1,142
                                                   -------------- -------------
 Total deferred tax assets......................       17,740        17,073
                                                   -------------- -------------
                                                       17,740        17,073
 Valuation allowance............................      (17,740)      (17,073)
                                                   -------------- -------------
 Net deferred tax assets........................     $      -      $      -
                                                   ============== =============




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

9. Segment Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December 31, 1998 and the Company's information has been broken down into two segments - Handwriting Recognition and Systems integration.

     The accounting policies followed by the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes revenues, as well as allocated corporate-headquarters costs charged to each of the operating segments.

     The Company identifies reportable segments by classifying revenues into two categories Handwriting Recognition and Systems Integration Handwriting Recognition represents the sale of hardware and software incorporating the Company's technology. Systems Integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales above represent sales to external customers.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

9. Segment Information (continued)

The table below presents information about reporting segments for the years ended December 31,:

                               Handwriting         Systems
                               Recognition       Integration         Total
                             ---------------- ---------------- -----------------

  1998
      Revenues                  $      2,702      $      1,879    $       4,581
      Loss from operations      $     (2,561)     $       (684)   $      (3,285)
      Total assets              $      2,160      $      1,194    $       3,354
      Depreciation and
      amortization              $        283      $         44    $         327
  1997
      Revenues                  $      4,040      $      1,476    $       5,516
      Loss from operations      $    (11,609)     $        (18)   $     (11,627)
      Total assets              $      6,192      $      1,299    $       7,491
      Depreciation and
      amortization              $        314      $         33    $         347
  1996
      Revenues                  $      1,548      $      1,339    $       2,887
      Loss from operations      $     (6,379)     $       (156)   $      (6,535)
      Total assets              $     12,052      $      1,451    $      13,503
      Depreciation and
      amortization              $        331      $         22    $         353

The following table represents revenues and long-lived asset information by geographic location for the period ended December 31,:

                      Revenues                         Long Lived Assets
             -------------------------------- ----------------------------------
                   1998       1997      1996       1998      1997        1996
             ------------ ----------- -------  ---------  ----------  ---------

  U.S.           $ 2,702    $ 4,039    $ 1,537   $   416   $  655     $   367

  China            1,879      1,476      1,339       123      143         148

  Other                -          1         11         -        -          22
                ========= ========= ==========  ========= ======== ===========
                 $ 4,581   $  5,516    $ 2,887   $   539   $  798     $   537
                ========= ========= ==========  ========= ======== ===========


     The Company's export sales from U.S. operations were 16%, 40%, and 7% of total revenues in 1998, 1997, and 1996, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

10. Statement of Cash Flows Data

                                                     December 31,
                                          ------------------------------------
                                             1998        1997         1996
                                          ----------- ------------ -----------

 Schedule of non-cash transactions:
   Conversion of redeemable convertible
   preferred stock into Series A
   Preferred Stock........................ $      -    $  9,417     $      -




   Issuance of warrants to purchase
   Common Stock in connection with the
   June and December Private Placements... $      -    $      -     $    844




   Common Stock exchanged for redeemable
   convertible preferred stock in
   the December Private Placement......... $      -    $      -     $  1,755




Supplemental disclosure of cash flow information:

     Interest paid in 1998, 1997 and 1996 was $19, $106 and $215, respectively.

11. Employee Benefit Plans

     The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, State of California, on March 30, 1999.


                               COMMUNICATION INTELLIGENCE CORP.

                                             /S/ Guido DiGregorio
                                            --------------------------
                                By:              Guido DiGregorio
                                       President and Chief Operating Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 1999.

  Signature                                  Title

  /s/ Guido DiGregorio       Director, President
-----------------------     (Principal Executive Officer)
      Guido DiGregorio

  /s/ Craig M.Hutchison      Treasurer and Controller
------------------------     (Acting Principal Financial and Accounting Officer)
      Craig M.Hutchison


  /s/ Jess M.Ravich           Director
------------------------
      Jess M.Ravich

  /s/ Philip S. Sassower      Director, Chairman of the Board , and Secretary
------------------------
      Philip S. Sassower

  /s/ Jeffrey Steiner         Director
------------------------
      Jeffrey  Steiner

  /s/ Chien Bor Sung          Director
------------------------
      Chien Bor Sung

                                   SCHEDULE II

                     Communication Intelligence Corporation
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

Years Ended December 31, 1996, 1997, 1998
                                Balance     Charged to
                             At Beginning   Costs and                  Balance
                              Of Period      Expense                    At End
                                                         Deductions   Of Period

Year ended December 31, 1996:
Accounts receivable allowances..  $76           $74        $(65)          $85




Year ended December 31, 1997:
Accounts receivable allowances..  $85          $195       $(243)          $46




Year ended December 31, 1998:
Accounts receivable allowances..  $46          $236       $(108)         $174

                                                                   Exhibit 10.23

                  AMENDMENT TO THE CERTIFICATE OF DESIGNATIONS

                                       OF

                    5% CUMULATIVE CONVERTIBLE PREFERRED STOCK

                                       OF

                     COMMUNICATION INTELLIGENCE CORPORATION


It is hereby certified that:

               1. The name of the corporation is Communication Intelligence Corporation (the "Corporation").

               2. The original Certificate of Designations of 5% Cumulative Convertible Preferred Stock of the Corporation (the "Certificate of Designations") was filed with the Secretary of State of the State of Delaware on December 27, 1996.

               3. The Certificate of Designations is hereby amended as follows:

                    The first sentence of Section 1(a) of the Certificate of Designations shall be amended and restated in its entirety as follows:

                           "(a) Cumulative.  The holders of the Preferred Shares
                  shall be entitled to receive out of any assets legally available therefor cumulative dividends at the rate of $1.25 per share per annum compounded semi-annually when payable (whether or not declared), payable on the Conversion Commencement Date (as defined below) and semi-annually every six (6) months thereafter (each a "Dividend Payment Date"), when and as declared by the Board of Directors, in preference and priority to any payment of any dividend on the Common Stock (as defined below) or any other class or series of stock of the Corporation other than shares of the Corporation's Series B Cumulative Convertible Preferred Stock designated by that certain Certificate of Designations filed with the Secretary of State of the State of Delaware on November 25, 1997 ("Series B Preferred")."

                  Section 1(b) of the Certificate of Designations shall be amended and restated in its entirety as follows:

                           "(b)  Cash  or  PIK.  Any  dividend  payable  on  the
                  outstanding Preferred Shares may be paid, at the option of the Corporation, either (i) in cash or (ii) in additional Preferred Shares (with each new Preferred Share valued at $25 per share); provided, however, that if the Corporation shall fail to pay any dividend on a Dividend Payment Date, the amount of such dividend shall be added to the Liquidation Preference (as defined below) for such Preferred Shares, and further provided that if any dividend on the Series B Preferred shall be declared to be paid in cash, then (i) the Corporation shall give the holders of the Preferred Shares notice of such cash dividend payment not later than 5 days prior to the date such dividend is to be paid and (ii) each holder of Preferred Shares shall have the option of receiving the next dividend payment payable on the Preferred Shares in cash."

                  Section 2 of the Certificate of Designations shall be amended and restated in its entirety as follows:

               3. Liquidation  Preference.  In the  event of any  liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any assets of the Corporation to the holders of any other class or series of shares, other than the Series B Preferred (which shall be on a pari passu basis with the Preferred Shares), the amount of $25 per share plus any accrued but unpaid dividends (with dividends deemed accrued on a per diem basis through the date of such event and thereafter even if such event or any distribution is not on a Dividend Payment Date) (the "Liquidation Preference")."

               4. The foregoing  amendments to the Certificate of Designations herein certified have been duly adopted in accordance with the provisions of Section 151(g), 228 and 242 of the General Corporation Law of the State of Delaware.


Dated as of June 12, 1998


                                             /s/ Philip S. Sassower
                                     Philip S. Sassower, Chairman of the Board
                                                  and Secretary

                                                                   Exhibit 10.24

                            CERTIFICATE OF AMENDMENT
                                       OF
              THE AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                     COMMUNICATION INTELLIGENCE CORPORATION


        It is hereby certified that:

        1. The name of the corporation is Communication Intelligence Corporation (hereinafter called the "Corporation").

        2. The amended and restated certificate of incorporation of the Corporation is hereby amended by striking out paragraph (a) of Article Fourth thereof and by substituting in lieu of said paragraph the following new paragraph:

     "FOURTH: The total number of shares which the Corporation shall have authority to issue is 110,000,000 of which 100,000,000 shall be Common Stock, par value $0.01 per share, and 10,000,000 shares shall be Preferred Stock, par value $0.01 per share."

The balance of Article Fourth shall remain unchanged.

        3. This amendment of the Corporation's certificate of incorporation has been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

Dated as of June 12, 1998.

                                              /s/ Philip S. Sassower
                                           Philip S. Sassower, Chairman of the
                                           Board and Secretary

                                                                   Exhibit 10.25

         SETTLEMENT, GENERAL RELEASE AND PART TIME EMPLOYMENT AGREEMENT

        This Settlement, General Release and Part Time Employment Agreement ("Agreement") is made by and between Communication Intelligence Corporation, its subsidiaries and affiliates (the "Company"), and James Dao ("Employee").

        WHEREAS, Employee has been employed by the Company on a full time basis;

        WHEREAS, the Company and Employee desire to convert such full time employment to part time employment;

        NOW THEREFORE, in consideration of the mutual promises made herein, the Company and Employee (collectively referred to as "the Parties") hereby agree as follows:

A. Effective August 14, 1998 Employee will resign his position as a full time employee.

     1. Employee will be paid his full time compensation up to and including that date.

     2. Benefits, except for stock options that are discussed below, will be treated in the standard manner as for other employees separating from fulltime service.

B. Effective August 14, 1998 Employee shall become a part time employee of the Company.

         1. As a part time employee, Employee shall report to the Company'sPresident.

         2. Employee will resign his part time employment with the Company on December 15, 2001, unless the Company terminates the Agreement sooner for cause.

         3.    The following shall constitute cause:

              a.      Employee is convicted of a felony
              b. Employee engages in illegal conduct against or on behalf of the Company
              c. Employee intentionally and knowingly acts contrary to the substantial interest of the Company
              d. Continuous and substantial failure, following written notice of such failure, by Employee, to perform the duties and responsibilities accepted by Employee pursuant to this Agreement or subsequently accepted by Employee
              e. Substantial failure on the part of Employee to comply with the Company's published ethical standards (see attachment Corporate Policy A-001-1).
C.      Duties

         1. From the effective date hereof through November 14, 1998 Employee will attempt to consummate the transaction with IBM that he is currently, or recently has been, pursuing. Such time period may be extended by mutual agreement.

             a. At Employee's requests and at the Company's sole discretion, the Company may assist Employee in his efforts to consummate such transaction.

             b. When Employee has an agreed upon term sheet or memorandum of intent from IBM, he shall present such to Company.

                i. Company shall have fifteen (15) days to accept or reject the transaction as described in such term sheet or memorandum of intent.


               ii. As part of the evaluation process, Company and Employee shall mutually agree upon what obligations the Company would be willing to assume if it accepts the transaction.

              iii. Failure on the part of Employee to present a transaction to Company or to successfully consummate a transaction, as contemplated by this Section, shall not constitute cause for the purpose of terminating of this Agreement.

         2. From the effective date hereof through December 15, 2001, Employee shall be available to consult with the Company's President or his designee regarding knowledge and information he may have acquired about CIC China, including but not limited to its customers, competitors, employees, technology and the industry or industries in general in which it operates. Company will not make unreasonable requests upon Employee's time and will allow Employee a reasonable amount of time to respond to its requests.

D.      Compensation

         1. After August 14, 1998 Employee shall not be entitled to any compensation except as specifically provide for in Subsections D2, D3 and D4 below.

         2. Employee shall receive a 1% fee of any debt financing and a 5% fee of any equity financing or product or market development funding resulting from the consummation of a transaction with IBM as referred to above. The base to which such percentages shall be applied for purposes of calculating Employee's compensation under this subsection shall be the nonrefundable cash consideration actually received by Company from such transaction. Company shall pay such fee within thirty (30) days of receipt of such cash.

                  a. Employee shall be responsible for his own costs and expenses associated with his pursuit of the transaction contemplated by this Section including but not limited to the cost of consultants and employees, such as Bill Gould, administrative assistance, travel and entertainment. Notwithstanding the above, Company may reimburse Employee for such expenses if approved in writing by the Company's President prior to being incurred.

         3. Net debt of $296,165 comprised of a $210,000 debt to the Company, $168,693 of interest and $50,829 in other debt to the Company, less $100,000 of such debt to be forgiven pursuant to Subsection (a) hereof, and net of $33,357 of accrued vacation, and net of approved expense reimbursement requests related to expenses incurred in pursuit of the Company's business, to be determined pursuant to Subsection (c) hereof, shall be forgiven. Such net outstanding debt shall be forgiven pro-rata on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001.

                  a. The $100,000 excluded from the debt forgiveness pursuant to the immediately preceding paragraph, shall continue to be due and payable in full upon termination of Employee's part time employment with the Company unless, at that time, Employee executes a general release consistent with the releases contained in this Agreement.

                  b. To the extent that the Company is required to withhold taxes on such debt forgiveness, Employee will remit to the Company such amounts as may be due as withholding within ten days of receipt of an invoice from the Company pertaining thereto. Receipt shall be deemed to have occurred three days after the postmarked dates of any such invoices. Company will invoice Employee on a monthly basis.

                  c. Expense reports for all amounts for which Employee seeks or intends to seek reimbursement shall be submitted to the Company within sixty (60) days of the effective date hereof. Subsequent to such time, Employee shall submit no further expense reports except for expenses incurred subsequent to the effective date of this Agreement and approved in writing by the Company's President prior to being incurred.

                   d.      i.       The $296,165 net debt referred to above will
                                    be  adjusted   for  any   approved   expense
                                    reimbursement requests made by Employee, pursuant to this Subsection, for expenses incurred prior to June 1, 1998.

                           ii. For approved expense reimbursement requests made by Employee, pursuant to this Subsection, for expenses incurred on or after June 1, 1998 and through the effective date hereof, Employee may at his option apply such amounts to the purchase of certain of the Company's tangible assets pursuant to Section F2a hereof or to further reduce the $296,165 net debt referred to above.

         4. Stock Options. As of the effective date hereof Employee has vested options to purchase 660,000 shares of the Company's common stock and options to purchase 660,000 shares of the Company's common stock, which are scheduled to vest on December 15, 1998. Such options were issued pursuant to a stock option agreement between the Company and Employee. Such agreement shall continue in force until the expiration or termination of this Agreement, at which time Employee will have thirty days in which to exercise his then vested options.

E. Sale of Company stock. Employee will give Company five business days written notice prior to the sales of any of the Company's stock by him or the sale of any of the Company's stock by a close family member to whom Employee transferred such stock after July 28, 1998. During such five day period Company may elect to purchase such stock or find a buyer therefor on the same terms under which the stock is being offered to another party or to the public market.

               1. These restrictions shall not apply to transfers of stock to family members where the market value of the transferred stock is such that the transfer may be accomplished without generating gift tax under the gift tax provisions of the Internal Revenue Code.

               2. In no event will Employee sell stock in volume in excess of the volume limitations specified under Rule 144 of the rules and regulations of the Securities and Exchange Commission.

               3. Without obligating itself to purchase or to find a buyer, upon Employee's request, Company agrees to make reasonable efforts to assist Employee in selling his Company stock.

F.      Confidential Information.

         1. Employee shall continue to maintain the confidentiality of all confidential and proprietary information of the Company and shall continue to comply with the terms and conditions of the Proprietary Information and Employee Invention Agreement between Employee and the Company.

                  a. Employee shall not represent IBM or assist in the consummation of a transaction between IBM and a third party if such actions would conflict with Employees obligations under this Agreement or with his obligations under the Proprietary Information and Employee Invention Agreement referred to above.

                  b. Employee shall not solicit Company employees or hire or engage former Company employees within six months of such former employees' separation from the Company without the written consent of the Company.

         2. Employee shall return all the Company property and confidential and proprietary information in his possession to the Company on the Effective Date of this Agreement or on such other date as may be agreed upon by the Company's President.

                  a. Upon mutual agreement between the Parties, Employee may purchase certain tangible assets from Company, which are currently in Employee's possession.

G. Release of Claims. Employee agrees that the foregoing consideration represents settlement in full of all outstanding obligations owed to Employee by the Company. Employee on behalf of himself, and his respective heirs, family members, executors and assigns, hereby fully and forever releases Company and its officers, directors, employees, investors, shareholders, administrators, affiliates, divisions, subsidiaries, predecessor and successor corporations, and assigns, from, and agrees not to sue concerning, any claim, duty, obligation or cause of action relating to any matters of any kind, whether presently known or unknown, suspected or unsuspected, that he may possess arising from any omissions, acts or facts that have occurred up until and including the Effective Date of this Agreement including, without limitation,

         1. any and all claims relating to or arising from Employee's employment relationship with the Company and the termination of his full time relationship, including but not limited to any claims Employee may assert under the August 1, 1988 resolution of the Company's Board of Directors, sometimes referred to as the "Golden Parachute";

         2. any and all claims relating to, or arising from, Employee's right to purchase, or actual purchase of shares of stock of the Company, including, without limitation, any claims for fraud, misrepresentation, breach of fiduciary duty, breach of duty under applicable state corporate law, and securities fraud under any state or federal law;

         3. any and all claims for wrongful discharge of employment or termination of full time employment; termination of full time employment in violation of public policy; discrimination; breach of contract, both express and implied; breach of a covenant of good faith and fair dealing, both express and implied; promissory estoppel; negligent or intentional infliction of emotional distress; negligent or intentional misrepresentation; negligent or intentional interference with contract or prospective economic advantage; unfair business practices; defamation; libel; slander; negligence; personal injury; assault; battery; invasion of privacy; false imprisonment; and conversion;

         4. any and all claims for violation of any federal, state or municipal statute, including, but not limited to, Title VII of the Civil Rights Act of 1964, the Civil Rights Act of 1991,
                  the  Age   Discrimination  in  Employment  Act  of  1967,  the
                  Americans with Disabilities Act of 1990, the Fair Labor Standards Act, the Employee Retirement Income Security Act of 1974, The Worker Adjustment and Retraining Notification Act, Older Workers Benefit Protection Act; the California Fair Employment and Housing Act, and Labor Code section 201, et seq. and section 970, et seq.;

         5. any and all claims for violation of the federal, or any state, constitution;

         6.       any  and  all  claims  arising  out  of  any  other  laws  and
                  regulations    relating   to    employment    or    employment
                  discrimination; and

         7.       any  and  all  claims  for   accountants,   or  attorneys  or
                  other professional fees and costs.

         The Company and Employee agree that the release set forth in this section shall be and remain in effect in all respects as a complete general release as to the matters released. This release does not extend to any obligations incurred under this Agreement.

H. Acknowledgment of Waiver of Claims under ADEA. Employee acknowledges that he is waiving and releasing any rights he may have under the Age
       Discrimination in Employment Act of 1967 ("ADEA") and that this waiver and release is knowing and voluntary.
       Employee and the Company agree that this waiver

H. and release does not apply to any rights or claims that may arise under ADEA after the Effective Date of this Agreement. Employee acknowledges that the consideration given for this waiver and release Agreement is in addition to anything of value to which Employee was already entitled. Employee further acknowledges that he has been advised by this writing that (a) he should consult with an attorney prior to executing this Agreement; (b) he has at least twenty-one (21) days within which to consider this Agreement; (c) he has at least seven (7) days following the execution of this Agreement by the parties to revoke the Agreement; and
       (d) this Agreement shall not be effective until the revocation period has expired.

I. Civil Code Section 1542. Employee represents that he is not aware of any claim other than the claims that are released by this Agreement. Employee acknowledges that he has been advised by his legal counsel and is familiar with the provisions of California Civil Code Section 1542, which provides as follows:

                A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

       Employee being aware of said code section, agrees to expressly waive any rights he may have thereunder, as well as under any other statute or common law principles of similar effect.

J. No Pending or Future Lawsuits. Employee represents that he has no lawsuits, claims, or actions pending in his name, or on behalf of any other person or entity, against the Company or any other person or entity referred to herein. Employee also represents that he does not intend to bring any claims on his own behalf or on behalf of any other person or entity against the Company or any other person or entity referred to herein.

K. Application for Employment. Employee understands and agrees that, as a condition of this Agreement and unless specifically provided for herein, he shall not be entitled to any employment with the Company, its subsidiaries, or any successor, and he hereby waives any right, or alleged right, of employment or re-employment with the Company.

L. Confidentiality. The Parties hereto each agree to use their best efforts to maintain in confidence the existence of this Agreement, the contents and terms of this Agreement, and the consideration for this Agreement (hereinafter collectively referred to as "Settlement Information"). Each Party hereto agrees to take every reasonable precaution to prevent disclosure of any Settlement Information to third parties, and each agrees that there will be no publicity, directly or indirectly, concerning any Settlement Information. The Parties hereto agree to take every precaution to disclose Settlement Information only to those employees, officers, directors, attorneys, accountants, governmental entities, and family members who have a reasonable need to know of such Settlement Information.

M. No Cooperation. Employee agrees he will not act in any manner that might damage the business of the Company. Employee agrees that he will not counsel or assist any attorneys or their clients in the presentation or prosecution of any disputes, differences, grievances, claims, charges, or complaints by any third party against the Company and/or any officer, director, employee, agent, representative, shareholder or attorney of the Company, unless under a subpoena or other court order to do so. Employee will immediately notify Company, in writing, of the receipt by Employee of any such subpoena or court order.

N. Non-Disparagement. Each party agrees to refrain from any defamation, libel or slander of the other, or tortious interference with the contracts and relationships of the other. All inquiries by potential future employers of Employee will be directed to the Company's President. Upon inquiry, the Company shall only state the following: Employee's last position and dates of employment.

O. Costs. The Parties shall each bear their own costs, expert fees, attorneys fees and other fees incurred in connection with this Agreement.

P. Governing Law. This Agreement shall be governed by the laws of the State of California.

Q. Authority. The Company represents and warrants that the undersigned has the authority to act on behalf of the Company and to bind the Company and all that may claim through it to the terms and conditions of this Agreement. Employee represents and warrants that he has the capacity to act on his own behalf and on behalf of all whom might claim through him to bind them to the terms and conditions of this Agreement. Each Party warrants and represents that there are no liens or claims of lien or assignments in law or equity or otherwise of or against any of the claims or causes of action released herein.

R. No Representations. Each party represents that it has had the opportunity to consult with an attorney, and has carefully read and understands the scope and effect of the provisions of this Agreement. Neither party has relied upon any representations nor statements made by the other party hereto which are not specifically set forth in this Agreement.

S. Severability. In the event that any provision hereof becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without said provision.

T. Entire Agreement. This Agreement represents the entire agreement and understanding between the Company and Employee concerning Employee's separation from the Company, and supersedes and replaces any and all prior agreements and understandings concerning Employee's relationship with the Company and his compensation by the Company, except as otherwise stated herein.

U. No Oral Modification. This Agreement may only be amended in writing signed by Employee and the President of the Company.

V. Effective Date. This Agreement is effective seven days after it has been signed by both Parties and shall terminate on December 15, 2001.

W. Counterparts. This Agreement may be executed in counterparts, and each counterpart shall have the same force and effect as an original and shall constitute an effective, binding agreement on the part of each of theundersigned.

X. Voluntary Execution of Agreement. This Agreement is executed voluntarily and without any duress or undue influence on the part or behalf of the Parties hereto, with the full intent of releasing all claims. The Parties acknowledge that:

         1.    They have read this Agreement;

         2. They have been represented in the preparation, negotiation, and execution of this Agreement by legal counsel of their own choice or that they have voluntarily declined to seek such counsel;

         3. They understand the terms and consequences of this Agreement and of the releases it contains;

         4. They are fully aware of the legal and binding effect of this Agreement.

IN WITNESS WHEREOF, the Parties have executed this Agreement on the respective dates set forth below.



August 7, 1998       For Company:                  /s/ Guido DiGregorio
                                         --------------------------------------
                                               Guido DiGregorio, President

August 7, 1998       Employee:                         /s/ James Dao
                                         --------------------------------------
                                                        James Dao

                                                                   Exhibit 10.26

                   SOFTWARE DEVELOPMENT AND LICENSE AGREEMENT


        This Software Development and License Agreement ("Agreement") is entered into this 04 day of December 1998, by and between Ericsson Mobile Communications AB, a corporation organized and existing under the laws of Sweden (hereinafter "ERICSSON"), and Communication Intelligence Corporation, a corporation organized and existing under the laws of the State of Delaware (hereinafter "LICENSOR").

                                   WITNESSETH:

        WHEREAS, LICENSOR desires to grant to ERICSSON and ERICSSON desires to acquire from LICENSOR nonexclusive right(s) and license(s) to use, copy, reproduce, sell or otherwise distribute certain software programs under the terms and conditions set forth in this Agreement; and

     WHEREAS, ERICSSON is desirous of retaining LICENSOR to perform certain services as described in this Agreement; and


        WHEREAS, LICENSOR desires to provide the rights and licenses and perform the services described herein in accordance with the terms and conditions of this Agreement.

        NOW, THEREFORE, ERICSSON and LICENSOR hereby agree as follows:


                            Attachments
                        Appendix A           Description of Licensed Programs
                        Appendix B           License Fee Schedule
                        Appendix C           NRE Specifications

1.      Definitions

a.      Licensed Programs shall mean:
               Jot;
               OnScreen Keyboard;
               Quick Notes; and
               Sign-it software

               in Executable Code form, as described in APPENDIX A.

b. Documentation shall mean all instructions and end-user information needed to fully implement and utilize the Licensed Programs. c. Executable Code shall mean the electronic machine-readable form of the Licensed Programs.

d.                Source   Code  shall  mean  the   original,   human   readable
                  instructions used to produce Executable Code by, compilation or assembly process.

e.      Party shall mean ERICSSON or LICENSOR, as identified above.

f.      Project shall mean the performance of services to develop the Licensed

g. Programs and Documentation and/or modify the Licensed Programs for operation on specified ERICSSON hardware platforms.

h. Proprietary Information shall mean information, including data and know-how, which is:

     1) the proprietary property of one of the Parties which is not developed under this Agreement; and

     2) disclosed or transmitted by ERICSSON to LICENSOR or by LICENSOR to ERICSSON in relation to, or in connection with this Agreement; and

     3) not within one of the exceptions of Paragraph c of Section 9 hereof.


2.      Term

         The initial term of this Agreement shall be for [Confidential Material provided separately to the SEC] commencing on the date set forth above, and and [Confidential Material provided separately to the SEC] or any renewal term, of it's intent not to renew; or until termination pursuant to Sections 3 or 4.

3.      Termination

         a. In General. This Agreement may be terminated by either Party upon written notice if the other Party breaches any material term or condition of the Agreement and such breach remains uncorrected for thirty (30) days following written notice from the non-breaching party specifying the breach.

         b. Failure to Meet Milestone or Delivery. Either party may terminate this Agreement immediately upon notice to the other party at any time that the other party fails to meet a mutually agreed upon milestone or deliver an item as provided by APPENDIX C within ten (10) days of the date set for such milestone or deliverable item, or at the offended parties option, the party failing to meet such milestone agrees to pay the offended party a penalty of [Confidential Material provided separately to the SEC] paid or payable by ERICSSON in satisfaction of such milestone or deliverable item. To the extent that LICENSOR is unable to deliver acceptable Licensed Programs and Documentation under this Agreement to ERICSSON, LICENSOR agrees to [Confidential Material provided separately to the SEC].

c. Obligations Upon Termination. Upon termination of this Agreement for any reason, the parties shall have no further obligations pursuant to the terms of the agreement except Sections 8, 9, 10, 19 and 20 shall survive any termination or expiration of this Agreement.

d.  Continuance of Licenses.  All licenses for which ERICSSON has fully paid all
royalties   under  this  Agreement   shall  continue  after  any  expiration  or
termination of this Agreement for any reason.

4.      Development of Licensed Programs and Documentation

         a. In General. In consideration of the fees described in Section 5 of this Agreement, LICENSOR will develop and deliver to ERICSSON the Licensed Programs according to the development specifications set forth in APPENDIX C, including all necessary Documentation as required by ERICSSON. LICENSOR shall meet with ERICSSON monthly, or more often if requested by ERICSSON, to discuss and report on the progress on the Project. Time for attending such meetings shall be billed at [Confidential Material provided separately to the SEC] plus travel and living expenses.

         b. Technical Design. To the extent not specified in APPENDIX C, LICENSOR shall provide hardware and software specifications, performance specifications, a narrative description of the Licensed Programs, a description of all input data (such as type, size, range of expected values, and relationship to other data), a description and pictures of all screens, including sequence diagrams, and definitions and descriptions of all outputs and reports to be generated and the process for generating them.

         c. Acceptance. LICENSOR shall deliver the final completed Licensed Programs and Documentation to ERICSSON no later than the date specified in APPENDIX C for delivery of the "Golden Master", and ERICSSON shall have [Confidential Material provided separately to the SEC] thereafter in which to accept or reject the delivered materials in writing. If ERICSSON rejects the Licensed Programs and Documentation, ERICSSON shall specify in writing its grounds for rejection and LICENSOR shall use its best efforts to make the Licensed Programs and Documentation conform to the specifications provided by ERICSSON as soon as possible. LICENSOR shall continue to use its best efforts to make the Licensed Programs and Documentation conform to the specifications until ERICSSON accepts the Licensed Programs and Documentation or terminates this Agreement upon written notice to LICENSOR.

         d. Training. LICENSOR shall provide ERICSSON with training on use of the Licensed Programs, as requested by ERICSSON. Such training will be billed [Confidential Material provided separately to the SEC] plus travel and living expenses.

         e. Integration Support. LICENSOR shall provide ERICSSON with technical assistance for testing and integration of the Licensed Programs and Documentation into ERICSSON's end user products. Such assistance shall be rendered at the request of ERICSSON at ERICSSON's facility in Research Triangle Park, North Carolina, USA or Manchester, England. Integration support will be billed at [Confidential Material provided separately to the SEC] plus travel and living expenses.

         f. Maintenance and Support. During the warranty period defined in Paragraph 19, below, LICENSOR shall perform remedial and preventive maintenance and support for the Licensed Programs after their acceptance so that the Licensed Programs continue to perform in accordance with the specification. LICENSOR shall provide telephone support, including dial-up support, between the hours of 8:00 a.m. and 5:00 p.m., U.S. Eastern Time, Monday through Friday, excluding federal holidays or at such other times or time zones as may be requested by ERICSSON from time to time. LICENSOR shall also provide maintenance and support as requested by ERICSSON for each product line using the Licensed Programs. ERICSSON and LICENSOR shall negotiate the terms and price of maintenance and support services following the conclusion of the warranty period, provided that such maintenance and support services shall be provided on at least the following terms:

     1) LICENSOR shall provide telephonic, email, fax, phone and onsite support to ERICSSON on a time and materials basis.

     2) At ERICSSON's option, ERICSSON may purchase up to [Confidential Material provided separately to the SEC] of support for [Confidential Material provided separately to the SEC] with additional time billed on an hourly basis at [Confidential Material provided separately to the SEC] per hour for remote and [Confidential Material provided separately to the SEC] for onsite support, plus actual reasonable travel and living expenses.

4) ERICSSON shall have the right to terminate such maintenance and support services at any time upon thirty (30) days written notice to LICENSOR.

5.      Fees

         a.    Development Fees.

     1) Amount and Dates. ERICSSON shall pay LICENSOR development fees upon the events and in the amounts set forth in APPENDIX C.

     2)  Reports.   LICENSOR  shall  deliver  to  ERICSSON  monthly  reports  of
LICENSOR's progress on the Project and LICENSOR's expenses incurred in connection with the Project. Such reports shall be due on the fifteenth day of each month for the prior month. Each report shall contain a description of the current status of the Licensed Programs and Documentation, the time spent on the Project by each employee of LICENSOR, the tasks on which it was spent, the estimated progress to be made in the next month, and the problems encountered, the proposed solutions to them and their effect, if any, on the milestones or Deliverables.

        b.     License Fees.

               1) In General. In consideration of the license granted by LICENSOR under this Agreement, ERICSSON shall pay LICENSOR a fee as set forth in APPENDIX B (the "License Fee").

               2) Payment Terms. Each installment of the License Fee shall be due and payable in accordance with the payment schedule set forth in APPENDIX B.

6.      License Grant

        In consideration of payment to be made by ERICSSON to LICENSOR of the License Fee(s) set forth above, LICENSOR hereby grants and agrees to grant to ERICSSON a worldwide, non-exclusive license to use, copy, incorporate into products to be sold, sell or otherwise distribute the Licensed Programs together with the Ericsson product platforms identified on APPENDIX A. No rights are granted with respect to any Source Code.

         The rights granted herein shall extend to all ERICSSON components, subsidiaries, affiliates and joint-venture partners worldwide, which are majority controlled by Telefonaktiebolaget LM Ericsson. In particular, but not by way of limitation, the rights granted herein shall extend to Ericsson Inc., a Delaware corporation, having an address at 7001 Development Drive, Research Triangle Park, NC 27709.

7.      Change of Scope

         At any time during the term of this Agreement, should ERICSSON desire LICENSOR to provide any additional services in the form of a modification of or a change to the Project, for example, should ERICSSON desire to have the Licensed Programs modified for operation with a different hardware platform, LICENSOR and ERICSSON shall comply with the following:

         a. Submission of Request. ERICSSON shall submit to LICENSOR in writing all requests by ERICSSON for any such additional services which alter, amend, enhance, add to, or delete from the Project and/or time and/or place of performance (hereinafter referred to as "Modification/Change Request" or "Request").

          b. Acceptance Procedure. LICENSOR will evaluate such Modification/Change Request at no additional charge to ERICSSON as soon as possible but not later than ten (10) working days following

LICENSOR's receipt of the Request. LICENSOR's written response shall include a statement of the availability of LICENSOR's personnel and resources, the impact, if any, on the completion date and the change in costs, if any. The Parties agree to negotiate the charges for any such changes in good faith. Should ERICSSON elect to authorize such Request, ERICSSON will, as soon as possible but not later than ten (10) working days, authorize LICENSOR to perform the requested Modification/Change Request by returning a duly authorized copy of the Request to LICENSOR.

         c. Performance. Upon such authorization by ERICSSON of the Modification/Change Request, LICENSOR will commence performance in accordance with such Request immediately. LICENSOR shall not be obligated to perform any additional services in advance of written authorization from ERICSSON. In the event that LICENSOR commits resources to the performance of a Modification/Change Request without such prior written authorization, it shall be presumed that performance of such Modification/Change Request will have no effect on the completion date.

         d. Binding Agreement. For the purposes of this Agreement, each Modification/Change Request duly authorized in writing by ERICSSON and agreed to by LICENSOR shall be deemed incorporated into and part of this Agreement and each such Request shall constitute a formal amendment to this Agreement adjusting fees and completion date as finally agreed upon for each authorized Modification/Change Request. In no event shall the services be deemed altered, amended, enhanced, or otherwise modified except through written authorization by ERICSSON of a Modification/Change Request and acceptance by LICENSOR, all in accordance with this Section 7.

8.      Ownership of Licensed Programs and Intellectual Property Rights

        LICENSOR shall retain title and ownership of the Licensed Programs and all Intellectual Property Rights therein except as otherwise provided in this Agreement or agreed between the Parties.


9.      Confidentiality

     a. All ERICSSON Proprietary Information and all LICENSOR Proprietary Information disclosed under this Agreement that is proprietary to one or both Parties, in tangible form (including, but not limited to, printed matter, computer software, models, specimens and the like) shall be clearly identified at the time of disclosure as being Proprietary Information by an appropriate and conspicuous legend, marking, stamp or other positive identification and if disclosed in oral or visual form, shall be identified as being Proprietary Information at the time of disclosure or observation, and shall be confirmed as such in writing by the disclosing Party to the receiving Party within thirty
(30) days after such oral or visual disclosure.

     b. For the term of this Agreement, and for [Confidential Material provided separately to the SEC] thereafter a Party receiving another Party's Proprietary Information shall: a) handle, safeguard and protect such Proprietary Information from unauthorized or accidental disclosure or unauthorized use by the exercise of the same degree of care, but not less than reasonable care, as it employs with respect to information of its own of a similar nature which it does not desire to be published, obtained or disseminated; b) not use such Proprietary Information for purposes other than those provided for under this Agreement; c) not reproduce such Proprietary Information, in whole or in part, without identifying such whole or partial reproduction as being Proprietary Information of the disclosing Party; and d) not, without the prior written permission of the disclosing Party, furnish or otherwise disclose such Proprietary Information to any third party, nor to employees of the receiving Party not having a "need-to-know" of same except in the furtherance of the purposes of this Agreement or as otherwise provided in this Agreement.

             c.   Information   shall  not  be  considered  to  be   Proprietary
Information, and the recipient shall not be liable for the use and disclosure thereof, if such information:

          (1) as shown by written records, was known or available to the receiving Party prior to receipt from the disclosing Party; or

          (2) becomes known or available to the receiving Party from sources other than the disclosing Party without restrictions as to disclosure or use of the kind provided for by this Agreement and otherwise than as a consequence of breach of obligations under this Agreement; or

          (3) as shown by written records, is independently developed by the receiving Party; or

          (4) is or becomes part of the general public knowledge or literature otherwise than as a consequence of breach of obligations under this Agreement; or

          (5) is provided by the disclosing Party to a third party without restrictions as to disclosure or use of the kind provided for by this Agreement; or

          (6)  is  disclosed   pursuant  to  judicial  action  and  no  suitable
               protective order, or equivalent, is available.

               d. No information disclosed under this Agreement, other than Proprietary Information shall be considered to have been submitted under restriction and the recipient may freely disclose and use any such information without obligation to the disclosing Party, except as may be created by valid patents owned by the disclosing Party.

               e. The parties hereto agree that the terms and conditions contained in this Agreement shall not be disclosed to any third party, without the concurrence of the other party hereto.

               f. Proprietary Information disclosed by one Party to the other Party under this Agreement shall remain the property of the disclosing Party.

               g. The disclosing Party agrees to grant and does hereby grant to the other Party a non-exclusive, royalty-free right to use Proprietary Information disclosed in conjunction with this Agreement, and practice any Patents based thereon, solely within the receiving Party's own facilities and thefacilities of its Subsidiaries, solely for fulfilling the purposes of this Agreement and only for the duration of this Agreement, except as otherwise provided in this Agreement.


10.     Indemnification and Limitation of Liability

a.      [Confidential Material provided separately to the SEC]

        b. ERICSSON agrees to hold LICENSOR harmless from and indemnify LICENSOR against any and all liabilities, demands, expenses or damages arising out of or resulting from (1) the manufacture, use or sale of any products or services by ERICSSON other than products containing the Licensed Programs, or (2) any alteration or modification of the Licensed Programs by ERICSSON without the consent of LICENSOR.

        c. IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES, EVEN IF THE PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

        d. The provisions of this Section 10 relating to limitation of or protection against liability shall apply regardless of fault (of whatever degree) and to the full extent permitted by law.

11.     Independent contractor

         LICENSOR is and shall at all times be an independent contractor and shall not be deemed an employee or agent of ERICSSON. Nothing in this Agreement is intended to constitute, create, give effect to or otherwise imply a partnership, joint venture or other business organization of any kind between the parties. Neither Party has any authority to bind the other.

12.     Other Agreements

        This Agreement, including Appendices, contains the complete agreement between the parties and shall, as of the effective date hereof, supersede all other agreements between the parties relating to the Project and development of the Licensed Programs and Documentation. The parties stipulate that neither of them has made any representation with respect to the subject matter of this Agreement or the execution and delivery hereof except such representations as are specifically set forth herein. Each of the parties hereto acknowledges that they have relied on their own judgment in entering into this Agreement. The terms and conditions of the Appendices are incorporated herein by reference. To the extent that there is any conflict between the terms and conditions of the Appendices and this Agreement, the provisions of this Agreement shall control


13.     Modification of Agreement

         No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by both parties, and no evidence of any waiver or modification shall be offered or received in evidence in any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing and duly executed by both parties. The parties further agree that the provisions of this Section may not be waived except as herein set forth.

14.     Forbearance--No Waiver

         Any failure by either Party to enforce any of the provisions of this AGREEMENT or to require at any time performance by the other party of any of the provisions hereof, shall in no way affect the validity of this AGREEMENT or any part hereof, or the right of either Party thereafter to enforce each and every such provision.

15.     Choice of Law

         It is the intention of the parties hereto that this Agreement and the performance hereunder and all suits and special proceedings hereunder be construed in accordance with and pursuant to the laws of the State of North Carolina.

16.     Agreement Binding on Successors

         This Agreement shall inure to the benefit of and be binding upon the successors and permitted assigns of the respective parties.

17.     Assignment Restricted

         LICENSOR may not assign this Agreement in whole or in part without the written consent of the other party, provided that LICENSOR may contract with other parties to provide services hereunder subject to ERICSSON's prior written approval. ERICSSON may not assign this Agreement in whole or in part without the consent of LICENSOR, except that ERICSSON may assign this agreement to any parent, subsidiary, affiliate or joint venturer, which is majority controlled by Telefonaktiebolaget LM Ericsson, with ERICSSON that agrees to assume all obligations and liabilities of ERICSSON hereunder.

18.     Notices

All notices, demands, or requests provided for or permitted to be given pursuant to this Agreement must be in writing. All notices, demands, and requests to be sent to a party hereunder pursuant hereto shall be deemed to have been properly given or served by depositing the same in the United States mail, addressed to such party, postage prepaid, and certified with return receipt requested, at the address set forth below or at such other address as any party shall hereafter furnish to the others in writing:

        LICENSOR:     Communication Intelligence Corporation
                      275 Shoreline Drive
                      Suite 520
                      Redwood Shores, CA 94065
                      Attn: Mike Sullivan

                           With a copy to:



                     Communication Intelligence Corporation
                     275 Shoreline Drive
                     Suite 520
                     Redwood Shores, CA 94065
                     Attn: Legal Department

        ERICSSON:     Ericsson Mobile Communications AB
                      c/o Program Administrator, RTP
                      Ericsson Inc.
                      7001 Development Drive
                      Research Triangle Park NC 27709
                      Attn: Lynn Canada

                      with a copy to:

                      Ericsson Inc.
                      7001 Development Drive
                      Research Triangle Park NC 27709
                      Attn: Legal Department

19.     Warranty

         a. In General. LICENSOR warrants that the services will be performed in a workmanlike manner and that for a period of [Confidential Material provided separately to the SEC] days following ERICSSON's acceptance of the Licensed Program, the Licensed Programs will perform according to the specifications agreed upon by LICENSOR and ERICSSON. LICENSOR will repair or replace the Licensed Programs during such [Confidential Material provided separately to the SEC] days as soon as possible after ERICSSON informs LICENSOR of any breach of this warranty.

        b. Ownership and Authority. LICENSOR represents and warrants that it is the sole owner of the Licensed Programs, or has procured the Licensed Programs under valid licenses from the owners thereof, and LICENSOR further represents and warrants that it has full power and authority to grant the rights herein granted without the consent of any other person.

c. Code Integrity. LICENSOR warrants that Licensed Programs contain no "computer viruses," "time bombs" or "Easter eggs" as those terms are commonly understood in the information processing industry. Specifically, LICENSOR warrants that the Licensed Programs contain no code or instructions (including any code or instructions provided by third parties) that may be used to access, modify, delete, damage, or disable any computer, associated equipment, computer programs, data files or other electronically stored information. Except as may otherwise be expressly provided in this Agreement, LICENSOR hereby expressly waives and disclaims any right or remedy it may have at law or in equity to de-install, disable or repossess any Licensed Programs.

d. Documentation. Any Documentation furnished with the Licensed Programs hereunder will be in form and substance at least equal to comparable materials generally in use in the industry. If at any time such original Documentation is revised or supplemented by additional documentation, thereupon LICENSOR shall deliver to ERICSSON copies of such revised or additional documentation at no charge in quantity equivalent to the quantity of such original Documentation then in ERICSSON's possession. ERICSSON shall have the right to reproduce all documentation supplied hereunder.

e. Exclusions. This warranty excludes any claims based on defects in the License Programs and Documentation caused by ERICSSON, other parties beyond the control of LICENSOR, or the hardware. EXCEPT AS PROVIDED IN SUBSECTION 18. ABOVE, THERE ARE NO EXPRESS OR IMPLIED WARRANTIES, INCLUDING THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE, RESPECTING THIS AGREEMENT.

f. All Licensed Programs deliverable by LICENSOR hereunder containing or calling on a calendar function including, without limitation, any function indexed to the CPU clock, and any function providing specific dates or days, or calculating spans of dates or days (collectively, "Time-Keyed Software"), shall record, store, process, provide and, where appropriate, insert, true and accurate dates and calculations for dates and spans including and following January 1, 2000. As part of its maintenance obligations, LICENSOR shall consult with ERICSSON to assure that Licensed Programs will (i) have no lesser functionality with respect to data containing dates both, or either, before or after January 1, 2000, than heretofore with respect to dates prior to January 1, 2000 and (ii) be interoperable with other software used by ERICSSON which may deliver data to, receive data from or otherwise interact with Licensed Programs.

g. All software heretofore provided or specified to ERICSSON by LICENSOR whether hereunder or under separate agreement, if not currently capable of using or rendering date- or time-sensitive data or supporting interoperability in the manner described in subsection e above, but still under maintenance, shall be modified or replaced by LICENSOR with software which provides all existing functionality and is so capable, by a date no later than January 1, 2000, without incremental charge therefor.


20.     Marketing

a. ERICSSON shall have the right to brand one or more of the following with a trademark or slogan of LICENSOR which is acceptable to ERICSSON:

i)      Data Sheets
ii)     Advertising
iii)    Product Packaging
iv)     Owner's Manuals

         In any such use, ERICSSON shall clearly indicate LICENSEE's ownership of its trademarks. ERICSSON shall display LICENSOR's trademarks in conformance with LICENSOR's reasonable instructions from time to time, provided that the font type, size, color, placement and other aesthetic aspects shall at all times be subject to the reasonable approval of ERICSSON. LICENSOR shall indemnify and hold ERICSSON harmless against and shall handle and defend against any claim, suit, or other proceeding brought against ERICSSON based on an allegation that the use of LICENSOR's trademarks constitutes a violation or infringement of any trademark, service mark, trade name, or other proprietary information right.

b. All press releases of a Party which mention the other Party or this Agreement must be reviewed and approved by the other Party.

c. ERICSSON shall, at LICENSOR's request, provide samples of literature, packaging andadvertising materials bearing LICENSOR's trademarks. ERICSSON agrees to maintain the high level of quality accorded products associated with and marketed by LICENSOR. ERICSSON shall not remove, obliterate or conceal copyright or patent notices included in the Licensed Programs and Documentation.

d. Except as expressly provided herein, neither Party is granted any right in or license to use any trademark or service mark of the other Party.

21.     Enforceability

        If any term or provision of this Agreement shall be invalid or unenforceable, the remainder of this Agreement shall not be affected; and the remainder of this Agreement shall be valid and enforceable to the extent permitted by applicable law. In addition, the parties shall in good faith endeavor to reach agreement on a provision to replace the invalid provision which, as nearly as possible, will reflect the intent of the original provision.


         IN WITNESS WHEREOF, each of the Parties hereto has caused this AGREEMENT to be executed in duplicate originals by their respective duly authorized officers or representatives.


Ericsson Mobile Communications AB       Communication Intelligence Corporation

By:     /s/Joakin Ingers                 By:     /s/Guido DiGregorio

Title:  Director Data Development        Title:  President

Print Name:    Joakin Ingers             Print Name:    Guido DiGregorio

Date:   November 30, 1998                Date:   December 4, 1998
     -------------------------------          -------------------

                                   APPENDIX A

                            CIC Product Descriptions

1.      JOT

a) Jot is a natural character set handwriting recognition system which supports US English and accented Roman characters. The patented user interface utilizes a segmented input panel which is divided into two regions and can be used in a box mode or full screen mode.

b) The Jot trainer allows user tuning of character recognition to improve recognition accuracy. c) The Jot animated tutorial demonstrates how to write the full character set. d) The Jot Macro Editor allows the user to define frequently used phrases or actions for quicker text entry and editing.


2.      On-screen Keyboard

     The software on-screen keyboard is an application that emulates a hardware keyboard on the screen. The user can touch characters on it and the characters are posted to the application that has focus. The keyboard will support accented Roman characters currently available in the Jot recognizer.


3.      Quick Notes

     QuickNotes is an electronic notetaking and ink capture application. QuickNotes incorporates CIC's patented INKshrINK compression technology for reducing the size of the note or drawing to a fraction of the size of standard graphical file formats (i.e.- bmp, gif or jpg).

4.      Sign-It (login)

     Sign-it is a dynamic signature verification software which will utilize the login API so that the users signature can be used for login security. Sign-it includes CIC's SigCheck(TM) handwritten signature verification and InkSentry(TM) data encryption algorithms. For use outside the United States a 40bit version of the encryption algorithms will be included.

                                  "Appendix B"
                              License Fee Schedule


Per unit Royalties shall be as follows:

                Jot [Confidential Material supplied separately to the SEC] On-Screen Keyboard [Confidential Material supplied separately to the SEC]
       Quick Notes [Confidential Material supplied separately to the SEC] Sign-IT Login [Confidential Material supplied separately to the SEC]


Licensee shall pay a non-refundable fee of [Confidential Material supplied separately to the SEC], due at contract signing, for [Confidential Material supplied separately to the SEC] Jot & On-Screen Keyboard Units. Ericsson can debit against these prepaid credit units in accordance with the terms below and/or any [Confidential Material supplied separately to the SEC] platform as determined by Ericsson internal management with notice to CIC.

[Confidential Material supplied separately to the SEC]

                                                                   Exhibit 10.26
--------------------- ------------------ ------------------ --------------------
CIC Confidential                                               November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                             READ 1998:17429



                                  "Appendix C"



Non-Recurring Engineering (NRE) Specifications


               Port CIC Pen Products to Pamela & Roxette Platforms








                                                                      Rev 2.7

                                                                   Exhibit 10.26
--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429


Non-Recurring Engineering (NRE) Effort


                                 I. Introduction


This Scope of Work is intended to provide the framework for porting key CIC products to Ericsson's Pamela and Roxette platforms. An overview of the activities are included in the table below.

--------------------  ---------------------      -----------------------
CIC Product            Pamela [Confidential       Roxette [Confidential
                       Material supplied          Material supplied
                       separately to the SEC]     separately to the SEC]
--------------------   --------------------       ----------------------
JotTM                           X                            X
On-screen Keyboard              X                            X
Word Jot (code name)            X
QuickNotes                      X
SignIt - Login                  X
--------------------   --------------------        ---------------------

Porting to the [Confidential Material supplied separately to the SEC] operating system will be common to both Ericsson products. Final porting and testing of JotTM will be specific to each platform due the use of different processors, screen sizes and user interfaces. Further, QuickNotes and SignIt (Login) will be ported specifically to Pamela.

Under this proposal, CIC will work with Ericsson, and it's partners, to port the above products to Ericsson's Pamela and Roxette. Smart Phone products, focusing on user interface, recognition and input mechanisms. Ericsson's responsibility is the general structure of the product around the [Confidential Material supplied separately to the SEC] software layering and low level driver elements. In the case of JotTM, , it will post characters to the application area as a keyboard would. It is assumed that CIC will work in close connection with Ericsson, Symbian and its other partners in this effort, in definition, design and implementation of these elements.

Software objects developed under this agreement, which contain proprietary CIC technology (i.e. user interface, character recognition and input mechanisms), will be owned exclusively by CIC and shall be considered part of the Licensed Programs per Appendix B.

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429




II.   Core Deliverables from CIC

1.      Jot(TM)

a) Provide JotTM recognition engine and patented user interface capability to the [Confidential Material supplied separately to the SEC] application environment. Supported character sets are[Confidential Material supplied separately to the SEC]. The assumed user interface model is [Confidential Material supplied separately to the SEC] with all Jot user interface elements (i.e.
     mode marks, relevant user interface labels) implemented in software.
b) [Confidential Material supplied separately to the SEC]-based Jot(TM) trainer application, to allow user tuning of character recognition optimized for each of Ericsson's Pamela & Roxette products.
c) [Confidential Material supplied separately to the SEC]-based Jot(TM) animated tutorial, with interface optimized for each of Ericsson's Pamela & Roxette products.
d) [Confidential Material supplied separately to the SEC]-based Macro Editor, with interface optimized for each of Ericsson's Pamela & Roxette products.


2.      On-screen Keyboard

     The software on-screen keyboard is an application that emulates a hardware keyboard on the screen. The user can touch characters on it and the characters are posted to the application that is having focus. This proposal addresses porting of CIC's standard on-screen keyboard. Customization of user interface and character sets may require additional development and charges determined by a mutually agreeable functional specification.

3.      [Confidential Material supplied separately to the SEC] Jot (Code name)

         Provide same Jot functionality as in "1." above. CIC will provide an additional mode to the standard Jot interface that will allow it to[Confidential Material supplied separately to the SEC]. Recognition and the posting of characters may proceed in parallel. The details of the metaphor will be mutually defined by CIC and Ericsson, however, it will essentially provide for a [Confidential Material supplied separately to the SEC].


4.      Quick Notes

     CIC will port it's current Palm-size PC note taking application to Pamela and optimize the user interface. It will link to existing [Confidential Material supplied separately to the SEC] and email capability. Additional work may be required to link to the standard [Confidential Material supplied separately to the SEC] productivity applications. Synchronization to the CIC QuickNotes Desktop application will be handled separately.

5.      Sign-It (login)

     CIC will port it's current Sign-It product to Pamela, optimize the user interface and link to the [Confidential Material supplied separately to the SEC] login API so that the users signature can be used for login security to the Pamela device.

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429




III.     Deliverables

This section describes the deliverables for the project. Any changes are to be mutually agreed upon with appropriate approvals.

IIIa.   Deliverables Common to Pamela & Roxette

Alpha 0:
o Jot user interface and recognition engine implemented on[Confidential Material supplied separately to the SEC].

IIIb.    Pamela Specific Deliverables

a.) Functional Specification:
o Design recommendations for Jot and "[Confidential Material supplied separately to the SEC] Jot" on Pamela. o Testing plan and procedures for each Phase (Alpha, Beta, & GMC).
o       Written CIC deliverable specifications.

b.) Alpha 1:
o      Jot with test interface and recognition engine implemented on Pamela EP1.
o      Technical support to Ericsson by fax or email for integration support.

c.) Alpha 2:
o Jot & "[Confidential Material supplied separately to the SEC] Jot" recognition engine implemented on[Confidential Material supplied separately to the SEC].
o       Technical support to Ericsson by fax or email for integration support.

d.) Alpha 3:
o Quick Notes & Sign-It (login) implemented on [Confidential Material supplied separately to the SEC].
o    Technical support to Ericsson by fax or email for integration support.

e.) Beta:
o Jot,[Confidential Material supplied separately to the SEC] Jot", Macro Editor, Trainer and Tutorial implemented on Final.

o Quick Note Tutorial implemented on Final[Confidential Material supplied separately to the SEC].


o Sign-It implemented on Final[Confidential Material supplied separately to the SEC].

o       Sample code for testing and integration.
o       Technical support to Ericsson by fax or email for integration support.

f.) Final Integration Testing:
o Final integration and testing of Jot, "[Confidential Material supplied separately to the SEC] Jot", macro editor, and tutorial, trainer on EP2.
o     Final integration and testing of Soft Keyboard on EP2.
o     Final integration and testing of Quick Notes, Sign-It (login) on EP2.
o     Technical support to OEM by fax or email for integration support.
o On site integration testing and support in Ericsson facilities in Raleigh, NC.
o     Sample code for testing and integration.
o     Software will be tested in accordance with Ericsson software standards.

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429


g.) Final Deliverables
o       Golden Master Disk (Product-quality software) containing;
o Jot user interface, recognition engine, trainer and macro editor implemented on EP2.
o       On-screen keyboard implemented on EP2.
o "[Confidential Material supplied separately to the SEC] Jot" implemented on EP2.
o       Quick Notes implemented on EP2.
o Sign-It (login) Jot user interface, recognition engine, trainer and macro editor implemented on EP2.
o       Final Documentation including;
o       User documentation (per license agreement).
o       Final documentation of API's and software structure.


IIIc.    Roxette Specific Deliverables

a.) Functional Specification:
o       Design recommendations for Jot on Roxette.
o       Testing plan and procedures for each Phase (Alpha, Beta, & GMC).
o       Written CIC deliverable specifications.

b.) Alpha 1:
o       Jot recognition engine implemented on Roxette EP1.
o       Technical support to Ericsson by fax or email for integration support.

c.) Beta 1:
o       Jot user interface and  recognition  engine  implemented on Roxette EP2
        SDK.
o       Jot tutorial, macro editor and trainer implemented on Roxette EP2 SDK.
o       Soft Keyboard implemented on Roxette EP2 SDK.
o       Sample code for testing and integration.
o       Documentation of APIs and software structures.
o       Technical support to Ericsson by fax or email for integration support.

d.)     Final Integration Testing:
o Final integration and testing of Jot, macro editor, trainer and tutorial on EP2.
o       Final integration and testing of Soft Keyboard on EP2.
o       Technical support to OEM by fax or email for integration support.
o On site integration testing and support in Ericsson facilities in Manchester, England.
o       Sample code for testing and integration.
o       Software will be tested in accordance with Ericsson software standards.

e.) Final Deliverables
o       Golden Master Disk (Product-quality software) containing;
o Jot user interface, recognition engine, trainer and macro editor implemented on Roxette EP2.
o       On-screen keyboard implemented on EP2.
o       Final Documentation including;
o       User documentation (per license agreement).
o       Final documentation of API's and software structure.

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429



IV.       Dependencies

Note: These dependencies may affect CIC's ability to deliver a given deliverable or to meet the agreed schedule milestones.

o Completion of NRE & License Agreements between CIC and Ericsson.
o Ability to get necessary development tools/information from either Ericsson or key vendors (Operating System, Processor, etc.)
o Ericsson delivery to CIC of necessary components to simulate Pamela & Smart Phones Roxette (Early Prototypes and SDK's).
o Cooperation and clear definition of User Interface requirements.

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429

V. Pricing Estimates
(Refer to Section III. Deliverables


Task       Description                  Est Weeks                Cost
IIIa.  Common
[Confidential Material supplied separately to the SEC]


IIIb. Pamela
[Confidential Material supplied separately to the SEC]












IIIb. Roxette
[Confidential Material supplied separately to the SEC]

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429


[OBJECT OMITTED]

     Material Costs

     [Confidential Material supplied separately to the SEC]

     On Site Integration and Testing Costs:

     [Confidential Material supplied separately to the SEC]

     -------------------------------- ------------------------------------------
              Item                                        Est. Cost
     -------------------------------- ------------------------------------------
     -------------------------------- ------------------------------------------
     Integration test in Raleigh, NC  [Confidential Material supplied separately to the SEC]

     -------------------------------- ------------------------------------------
     -------------------------------- ------------------------------------------
     Integration test in Manchester   [Confidential Material supplied separately
                                       to the SEC]

     -------------------------------- ------------------------------------------
     -------------------------------- ------------------------------------------
     Est. Travel & Living Expenses    [Confidential Material supplied separately
                                      to the SEC]

     -------------------------------- ------------------------------------------
     -------------------------------- ------------------------------------------
                   Est. Total         [Confidential Material supplied separately
                                      to the SEC]

     -------------------------------- ------------------------------------------

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429



Terms of Agreement;

o       [Confidential Material supplied separately to the SEC].
o       "Other Costs" will be billed as incurred for actual amounts.

VI.     Definitions & Acceptance Criteria

Any changes are to be mutually agreed upon with appropriate approvals.

o Alpha Version: Key functionality implemented but contains known bugs that may cause fatal errors occasionally (i.e. system hanging, loss of information). Engine is fully implemented and work in OEM OS emulator but there may be fatal errors. After CIC delivers the software, Ericsson shall integrate it to development board and verify that it meets the above performance criteria within [Confidential Material supplied separately to the SEC] weeks. If there is no written disagreement after [Confidential Material supplied separately to the SEC] weeks, it is deemed that the release is done.

o Beta Version: All components are implemented but the software may contain known bugs of minor severity, no known fatal errors. User Interface, recognition engine, trainer, macro editor are all implemented and have the desired UI and functionality. There may be some minor bugs but no fatal errors that cause system hang or data loss. After CIC delivers the software, Ericsson shall integrate it to their respective products and verify it meets the above performance criteria within [Confidential Material supplied separately to the SEC] weeks. If there is no written disagreement after [Confidential Material supplied separately to the SEC] weeks, it is deemed that the release is done.

o Golden Master Candidate: The software is fully functional and contains no known problems. It is ready for product shipment. After CIC delivers the software, Ericsson shall integrate it to the respective products and verify it meets the above performance criteria with [Confidential Material supplied separately to the SEC] weeks. If there is no written disagreement after [Confidential Material supplied separately to the SEC] weeks, it is deemed that the release is done and the version is the final Golden Master release.

In practice there may be intermediate releases for Alpha, Beta and Golden Master Candidate versions. For example, CIC may release Alpha1, Alpha2, Beta1, Beta2 or GMC1, GMC2 etc, and Ericsson may give feedback for each release. CIC continues to fix problems until both parties agree that a release meets the above criteria and it is deemed the final Alpha, final Beta or final GMC.

VII.         Licensed Deliverables

The following is a description of licensed deliverables to be bundled on the respective Pamela & Roxette products;

o    JotTM  Handwriting   Recognition  engine  for  Ericsson  implementation  of
     [Confidential Material supplied separately to the SEC] based Smart Phone

o JotTM User Interface for Ericsson implementation of [Confidential Material supplied separately to the SEC] based Smart Phone.

o    JotTM   Trainer,   Animated   Tutorial,   and  Macro  Editor  for  Ericsson
     implementation of [Confidential Material supplied separately to the SEC] based Smart Phone

o    Sign-ItTM

o    QuickNotesTM

--------------------- ------------------ ------------------ --------------------
CIC Confidential                                             November 19, 1998
--------------------- ------------------ ------------------ --------------------
                                                            READ 1998:17429



Communication Intelligence Corporation    Ericsson Commercial


By:  /s/Guido DiGregorio                   By: /s/Del Hanson
     ----------------------------------        ------------------------------
     ----------------------------------        ------------------------------

                                           Program Director
Title:   President                         Title:   SW Technology Provisioning
         ------------------------------        ------------------------------
         ------------------------------        ------------------------------


Date:    December 4, 1998                  Date:    12/1/98
         -------------------                ---------------------------------


Ericsson Roxette Technical Manager         Ericsson Pamela Technical Manager


By:      /s/Joakin Ingers                  By: /s/Danny Bravo
         -------------------------------      -------------------------------
         -------------------------------      -------------------------------


Title:   Director Data Development         Title: Sr. Project Manager
         -------------------------------          ---------------------------
         -------------------------------          ---------------------------


Date:    November 30, 1998                  Date: 12/1/98
         -------------------------------          ---------------------------

                                                                    Exhibit 21.1

                     COMMUNICATION INTELLIGENCE CORPORATION
                            SCHEDULE OF SUBSIDIARIES


         CIC Japan Inc.

                                                                    Exhibit 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 333-04711, No. 333-24257 and No. 333-43855) and the incorporation by reference in the Registration Statements on Form S-8 (No.33-5521, No. 33-71614 and No. 33-92284) of Communication Intelligence Corporation of our report dated March 29, 1999 appearing in this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Prospectuses.

PricewaterhouseCoopers LLP



San Jose, California
March 29, 1999