Form 10-Q
period 1999-03-31
COMMUNICATION INTELLIGENCE CORP
filed 1999-05-10
CIK 727634

Communication Intelligence Corporation
                                 and Subsidiary
                                    FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------    EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-2790442
 -----------------------------                -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                275  Shoreline   Drive,   Suite   500,
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

      Number of shares outstanding of the issuer's Common Stock, as of May 7, 1999: 79,550,807.

This Quarterly Report on Form 10-Q contains 17 pages of which this is page 1.

                                      INDEX



PART I.  FINANCIAL INFORMATION


    Item 1.  Financial Statements                                       Page No.

    Condensed Consolidated Balance Sheets at March 31, 1999 (unaudited)
      and December 31, 1998.................................................3

    Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 1999 and 1998 (unaudited).....................4

    Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998 (unaudited).....................5

    Notes to Condensed Consolidated Financial Statements....................6


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................16

    Item 2.  Change in Securities..........................................16

    Item 3.  Defaults Upon Senior Securities...............................16

    Item 4.  Submission of Matters to a Vote of Security Holders...........16
             ---------------------------------------------------

    Item 5.  Other Information.............................................16

    Item 6.  Exhibits and Reports on Form 8-K

             (a)      Exhibits.............................................16

             (b)      Reports on Form 8-K..................................16

    Signatures.............................................................17

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                           March 31,             December 31,
                                             1999                    1998

                                       -----------------      ------------------
                                                       Unaudited
Assets
Current assets:
     Cash and cash equivalents         $      1,405            $        795
     Restricted cash                              -                     250
     Accounts receivable, net                   628                   1,146
     Inventories                                 74                      74
     Other current assets                       159                     103
                                      ------------------      ------------------
         Total current assets                 2,266                   2,368

Note receivable from officer                    180                     200
Property and equipment, net                     450                     539
Other assets                                    240                     247
                                      ------------------      ------------------

         Total assets                  $      3,136            $      3,354
                                      ==================      ==================

Liabilities and stockholders' equity Current liabilities:
     Short-term debt                   $          -            $        145
     Accounts payable                           393                     473
     Accrued compensation                       227                     229
     Other accrued liabilities                  661                     524
     Deferred revenue                           522                     651
                                       -----------------      ------------------
         Total current liabilities            1,803                   2,022

Commitments  (Note 5)

Stockholders' equity:
     Common stock                               795                     785
     Additional paid-in capital              70,702                  70,205
     Accumulated deficit                    (69,988)                (69,504)
     Cumulative translation adjustment         (176)                   (154)
                                       -----------------      ------------------
         Total stockholders' equity           1,333                   1,332
                                       =================      ==================

       Total liabilities and
        stockholders' equity (Note 5)  $      3,136            $      3,354
                                       =================      ==================

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In Thousands, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                      ------------------------------------------
                                      -----------------      -------------------
                                             1999                     1998
                                      -----------------      -------------------

Revenues:
     Product                          $        773             $        675
     License and royalty                       218                      593
     Development contracts                     256                       98
                                     ------------------      -------------------
                                             1,247                    1,366

Operating costs and expenses:
     Cost of sales:
         Product                               471                      329
         License and royalty                    17                       15
         Development contracts                 142                       57
     Research and development                  297                      579
     Sales and marketing                       391                      547
     General and administrative                417                      500
                                    -------------------      -------------------
      Total operating costs
      and expenses                           1,735                    2,027
                                    -------------------      -------------------

Loss from operations                          (488)                    (661)

Interest and other income
 (expense), net (Note 5)                         4                       64

Interest expense                                 -                      (14)
                                    -------------------      -------------------

         Net loss                             (484)                    (611)

         Preferred stock dividend                -                     (167)
                                    ===================      ===================

Net loss applicable to
common stockholders                   $       (484)            $       (778)
                                    ===================      ===================

Basic loss per common share           $      (0.01)            $      (0.02)
                                    ===================      ===================

Diluted loss per common share         $      (0.01)            $      (0.02)
                                    ===================      ===================

Weighted average common
shares outstanding                          79,111                   48,400
                                    ===================      ===================

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In Thousands)

                                                    Three Months Ended
                                                         March 31,
                                               ---------------------------------
                                               -------------      --------------
                                                    1999                1998
                                               -------------      --------------

Cash flows from operating activities:
  Net loss                                        $   (484)        $    (611)
  Adjustments to reconcile net loss to net cash
  provided by (used) in operating activities:
      Depreciation and amortization                     63                71
      Non-cash compensation                             20                 7
      Changes in operating assets and liabilities:
         Accounts receivable                           519              (236)
         Inventories                                     1                35
         Other current assets                          (57)             (147)
         Other assets                                    -               (12)
         Accounts payable                              (79)             (709)
         Accrued compensation                           (2)              (67)
         Other accrued liabilities                     162              (284)
         Deferred revenue                             (129)             (287)
                                               -------------      --------------
      Net cash provided by(used in)
       operating activities                             14            (2,240)
                                               -------------      --------------
Cash flows from investing activities:

     Acquisition of property and equipment             (16)                -
                                               -------------      --------------

         Net cash used in investing activities         (16)                -
                                               -------------      --------------

Cash flows from financing activities:
     Principal payments on short-term debt            (145)             (453)
     Proceeds from exercise of stock options           507               151
     Restricted cash related to short-term debt        250                 -
                                               -------------      --------------

         Net cash provided by (used in)
         financing activities                          612              (302)
                                               -------------      --------------

Net increase (decrease) in cash and
 cash equivalents                                      610            (2,542)
Cash and cash equivalents at
 beginning of quarter                                  795             5,485
                                               -------------      --------------

Cash and cash equivalents at end of quarter       $  1,405          $  2,943
                                               ==============     ==============

Supplemental disclosures of cash flow information -

 Cash paid in the period for -
     Interest                                     $      -          $    14
                                               ===============    ==============

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)


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

       For the three months ended March 31, 1999, the Company's cash and cash equivalents increased by $610 from $795 at the beginning of the period to $1,405. The increase is due primarily to cash provided by operating activities of $14 and cash of $612 provided by financing activities. These increases were offset by $16 used in investing activities. The $612 provided by financing activities consists primarily of $507 in proceeds from the exercise of stock options by the Company's employees. In addition, $105 was provided by the release of restricted funds associated with the note payable held by a Chinese bank at December 31, 1998. The note was repaid in February 1999. As of March 31, 1999, the Company's principal source of funds were its cash and cash equivalents of $1,405. There can be no assurance that the Company will have adequate capital resources to fund planned operations in the near future. If the Company does not have adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

                     Communication Intelligence Corporation
                                 and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

1.     Interim financial statements (continued)

       There can be no assurance that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company.

       The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998.

2.     Cash and cash equivalents

       The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                         March 31,              December 31,
                                           1999                    1998
                                    --------------------- -- -------------------

         Cash in bank                $      1,269             $       668
         Commercial paper                     110                     125
         Money market accounts                 26                       2
                                    =====================    ===================
                                     $      1,405             $       795
                                    =====================    ===================

3.     Inventories

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At March 31, 1999, inventory was comprised primarily of finished goods.

4.     Note receivable from officer

       In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock. The note bore interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law. On August 14, 1998, the Company entered into an agreement (the "Agreement") with the former Chief Executive Officer. Under the Agreement, the former officer has agreed to provide consulting services to the Company through December 15, 2001. In exchange for these services, $110of the note receivable from the officer will be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining $100of the note receivable from the officer will be forgiven on December 15, 2001 if the officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

5.     Short-term debt

       In June 1998, the Company's 90% owned Joint Venture borrowed the equivalent of $145, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 9% and is due on June 30, 1999. The note was repaid in February 1999. The borrowings were secured by a $250US dollar denominated deposit held by the bank.

                     Communication Intelligence Corporation
                                 and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

5.     Short-term debt (continued)

       In May 1997, the Company purchased office furniture and a security system with an approximate value of $209 from a third party. The Company paid $100 in cash and signed an unsecured note for $109 due in monthly installments through May 1998. The note bore interest on the unpaid balance at a rate of 10% per annum. The note was paid in full in May 1998.

       In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company may factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500 with an advance rate of 80% of eligible accounts receivable less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. There were no amounts financed under the accounts receivable financing agreement at March 31, 1999. It is unlikely that the Company will finance additional accounts receivable under this agreement.

6.     Revenue recognition

       In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted, without material effect, for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practice when adopted. Adoption of the remaining provisions of SOP 97-2 should not have a material impact on revenue recognition during 1999.

       Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

       License revenues are recognized when the software has been delivered and when all significant obligations have been met. Royalty revenues are recognized as products are licensed/sold by licensees. Deferred revenue in the accompanying balance sheets reflects advance royalty fees received from the Company's licensees in advance of revenue recognition.

       Development contracts revenue is generated primarily from non-recurring engineering activities and research grants from government agencies.
       Revenue is recognized in accordance with the terms of the grants and agreements, generally when collection is probable and related costs have been incurred.

                     Communication Intelligence Corporation
                                 and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

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

       Each holder of outstanding shares of Series A Preferred Stock and Series B Preferred Stock was entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). The dividends could have been paid in cash or additional shares of preferred stock (with each additional share valued at $25.00 per share), at the Company's option. The Company paid the required dividends in additional shares of preferred stock.

       Each share of Series A Preferred Stock and Series B Preferred Stock was convertible by the holders into shares of the Company's Common Stock at any time. All of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into shares of common stock by November, 1998.

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

9.     Comprehensive income

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as

                     Communication Intelligence Corporation
                                 and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

9.     Comprehensive income (continued)

       other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required.

       Total comprehensive loss was as follows:

                                                 Three Months Ended March 31,
                                              -------------      ---------------
                                                  1999               1998
                                              -------------      ---------------

       Net loss                                $   (484)          $   (611)
       Other comprehensive income:
       Cumulative translation adjustment            (22)                66
                                              =============      ===============
         Total comprehensive loss              $   (506)          $   (624)

                                              =============      ===============

10.    Segment Information

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December 31, 1998 and the Company's information concerning segment reporting has been broken down into two Segments - Handwriting recognition software and Systems integration.

       The accounting policies followed by the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes revenues, as well as allocated corporate-headquarters costs charged to each of the operating segments.

       The Company identifies reportable segments by classifying revenues into two categories Handwriting recognition and system integration. Handwriting recognition software is an aggregate of five revenue categories. All Handwriting recognition software is developed around the company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales above represent sales to external customers.

       The table below presents information about reporting segments for the periods indicated:

                                 Three Months ended March 31,
                              1999                           1998
                  Handwriting  Systems            Handwriting Systems
                  Recognition  Integration Total Recognition Integration  Total
                    -------     -------     ---    --------   --------    -----

      Revenues      $  943      $  304   $ 1,247   $  917       $ 449   $ 1,366
      Loss from
      Operations    $ (463)     $  (25)  $ (488)   $ (476)      $(185)  $  (661)
      Significant
      change in
      Total assets
      from Year End $    -      $    -   $    -    $    -       $   -    $    -

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and "Management`s Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty revenues and development contracts. For the three months ended March 31, 1999, total revenues decreased by 9% to $1,247 from $1,366 for the comparable three month period ended March 31, 1998 as discussed below:

                                                Three Months Ended
                                                     March 31,
                                 -----------------------------------------------
                                 ------------------        ---------------------
                                        1999                        1998
                                 ------------------        ---------------------
                                                   Unaudited
  Revenues:
    Product                       $       773               $         675
    License and royalty                   218                         593
    Development contract                  256                          98
                                 ==================        =====================
      Total revenues              $     1,247               $       1,366
                                 ==================        =====================

Product sales increased to $773 or by 15% for the three month period ended March 31, 1999 from $675 in the comparable prior year period. This increase was due primarily to the increase of $377 or 902% in aftermarket consumer software sales via the Company's website to $419, compared to $42 in the prior year. The increase in aftermarket consumer software sales resulted from increased Direct Mail campaigns as compared to the 1998 comparable quarter. Handwriter(R) and other product sales decreased by 86% or $191 to $38 during the period ended March 31, 1999 compared to $229 in the prior year period. The decline in Handwriter(R) sales resulted from the Company's decision in 1997 to focus on software sales and discontinue hardware sales. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") were down 33% to $303 for the period ended March 31, 1999 compared to $449 during the same period last year. The decrease was primarily due to the completion during the first quarter of 1998 of two major system integration installations totaling approximately $112.

Revenues from license and royalty fees for the three month period ended March 31, 1999 decreased by 63% to $218 from $593 in the comparable prior year period. This decrease was primarily the result of deferred revenue recognition during the three months ended March 31, 1998 of approximately $404 of licensing agreements for which the Company had no further obligation to deliver additional software or services. Revenues from current license and royalty fees increased $29 or by15% to $218 for the three months ended March 31, 1999 compared to $189 in the comparable prior year period.

Development contract revenues for the three month period ended March 31, 1999 increased $158 or by 161% to $256 from $98 in the comparable prior year period. This increase resulted primarily from an increase in non-recurring engineering fees primarily associated with smart phone development of $78 and an increase of $80 in grant revenue recognized from the National Science Foundation compared to the prior year period.

Cost of sales. Cost of product sales for the three months ended March 31, 1999 increased 57% to $630 from $401 in the comparable prior year period. Cost of product sales at March 31, 1999 comprises approximately $218 of hardware and

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

software components related to the system integration activities of the Joint Venture, compared to approximately $304 in the prior year period. The decrease in systems integration cost of product sales is due to the decrease in sales and was offset by an increase of $252 in Direct Mail programs associated with the aftermarket consumer software sales. The increase in aftermarket consumer software product cost of sales resulted from the increase in sales programs for such products for the three months ended March 31, 1999 compared to the prior year. License and royalty cost of sales increased by 13% or approximately $2 to $17 for the three months ended March 31, 1999 compared to $15 for the comparable 1998 period. Costs incurred in connection with development contract revenues increased 149% for the three months ended March 31, 1999 as compared to the March 31, 1998 period, commensurate with the increase in contract development revenues in the first quarter of 1999.

Gross profit. Product gross profit declined to 39% for the first quarter ended March 31, 1999 compared to 51% for the comparable period in the prior year. In December 1997, the Company changed its strategy to focus on the sale of software only, and accordingly wrote down its existing Handwriter(R) products inventory of approximately $1,600 in December 1997. The Company continued its efforts to sell the remaining Handwriter inventory during 1998. The lower product costs resulting from the write-downs of Handwriter(R) product inventory in December 1997 translated into higher gross margins during the three months ended March 31, 1998 as compared to the three months ended March 31, 1999. License and royalty gross profit declined to 92% for the three month period ended March 31, 1999 compared to 97% for the same period last year. This decrease was primarily the result of deferred revenue recognition during the three months ended March 31, 1998 of approximately $404 of licensing agreements for which the Company had no further obligation to deliver additional software or services and no associated costs. Development contract gross profit increased to 45% for the three months ended March 31, 1999 compared to 42% for the same period last year. This increase is primarily due to increased cost efficiencies brought about by the similar nature of the contract projects.

Research and development expenses. Research and development expenses for the three month period ended March 31, 1999 decreased by 49% to $297 as compared to $579 in the comparable period of the prior year. This decrease was primarily due to a decrease of approximately $204 in payroll and related costs attributable to a reduction in the number of personnel, primarily in March 1998. In addition, engineering direct costs associated with development contract revenue charged to cost of sales increased $85 or by 149% compared to $57 in the comparable period of the prior year. The Company did not capitalize any software development costs during the three months ended March 31, 1999 compared to $7 in software development costs capitalized during the three month period ended March 31, 1998.

Sales and marketing expenses. Sales and marketing expenses for the three month period ended March 31, 1999 decreased 29% to $391 as compared to $547 in the comparable period of the prior year. This decrease was primarily due to decreases of $117 in salaries and related costs due to reductions in personnel associated with the Joint Venture operations in the first and second quarters of 1998. Other costs, including travel and facilities and related expenses, decreased $39 commensurate with reductions in staffing.

General and administrative expenses. General and administrative expenses for the three month period ended March 31, 1999 decreased 17% to $417 as compared to $500 in the comparable period of the prior year. This decrease was primarily attributable to a decrease in payroll and related costs of approximately $54 due reductions in personnel associated with the Joint Venture operations in the first and second quarters of 1998. Other costs, including professional service, shareholder related expenses, and facilities and related costs, decreased $26 commensurate with reductions in staffing.

Interest and other income (expense), net. Interest and other income (expense), net decreased due the extinguishment of debt related to the factoring of accounts receivable and equipment purchased in 1997. The associated debt was paid off in January and June of 1998, respectively.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

Preferred stock dividend. The preferred stock dividend relates to cumulative dividends of $1.25 per share, per annum, compounded quarterly and semi-annually, respectively, whether or not declared, on the convertible preferred stock outstanding during the three month period ended March 31, 1998. All Series A Preferred and Series B Preferred Stock was converted into shares of common stock by November 1998. Accordingly, no preferred stock dividends were paid in 1999.

Liquidity and Capital Resources

At March 31, 1999, cash and cash equivalents totaled $1,405 compared to cash and cash equivalents of $795 at December 31, 1998. The increase is due primarily to cash provided by operating activities of $14 and cash of $612 provided by financing activities. These increases were offset by $16 used in investing activities. The net cash of $14 provided by operating activities was due primarily to the collection of accounts receivable associated with the advanced royalty fees and non-recurring engineering pre-payments from Ericsson. The $612 provided by financing activities consists primarily of $507 in proceeds from the exercise of stock options by the Company's employees. Total current assets were $2,266 at March 31, 1999 compared to $2,368 at December 31, 1998.

As of March 31, 1999, the Company's principal source of liquidity was its cash and cash equivalents of $1,405. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for at least the next twelve months. However, if, among other things, the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

Current liabilities, which include deferred revenue, were $1,803 at March 31, 1999. Deferred revenue, totaling $522 at March 31, 1999, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees.

The Company currently owns 90% of a joint venture with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000to $2,550. As of December 31, 1998, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

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


Each holder of outstanding shares of Series A Preferred Stock and Series B Preferred Stock was entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). The dividends could have been paid in cash or additional shares of preferred stock (with each additional share valued at $25.00 per share), at the Company's option. The Company paid the required dividends in additional shares of preferred stock. Each share of Series A Preferred Stock and Series B Preferred Stock was convertible by the holders into shares of the Company's Common Stock at any time. All of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into shares of common stock by November 1998.

In October 1997, the Company entered into an accounts receivable financing agreement whereby the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of its intellectual property. As of March 31, 1999, the Company had no outstanding financed accounts receivable under this agreement. The amounts financed under this agreement at December 31, 1997 were repaid in January 1998. It is unlikely that the Company will finance additional accounts receivable under this agreement.

The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $603, $620, and $558 for the years ending December 31, 1999, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $129 in 1999 in connection with the subleases on excess office space in the United States.

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities.

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

Year 2000

Year 2000 issues arise because most computer systems and programs were designed to handle only a two-digit date code for the year, not a four-digit code. Thus, the Year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. CIC's software products as developed and distributed by CIC are not date sensitive and therefore Year 2000 issues are not applicable to such products. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes that its internal software programs are Year 2000 compliant. The Company is currently in the process of replacing older desktop PC's which are not, nor cannot be upgraded to be, Year 2000 compliant. The replacement of such older computer equipment has been completed. The cost of replacing these desktop systems is not expected to be significant. The Company is not aware of any other hardware related problems.

The Company is in the process of analyzing the readiness of third parties with which it does business. The Company believes that the only potentially significant Year 2000 problems it may experience will result from Year 2000 issues affecting its website or its banks. The Company generates a significant percentage of revenues from sales made via its website. If the Company's website were to go off-line for an extended period of time, income would be significantly impacted until service was restored. The Company has received assurances that its website is Year 2000 compliant, however, it has not received any information regarding the phone carrier that links the website server to the internet. The Company believes that it is not possible to develop a contingency plan at this time for dealing with the potential effects of such an event. If banking systems were to fail due to Year 2000 problems, the Company may be cut off from access to some of its funds for a period of time. The Company maintains its cash with various financial institutions so that an incident at any one bank would not have a materially adverse impact on the Company's cash availability.

Future Results and Stock Price

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)


Part II-Other Information
                           .........                                   Page
Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27, Financial Data Schedule.                           18
                           .........
(b)      Reports on Form 8-K

         None

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
                                   (Unaudited)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMMUNICATION INTELLIGENCE CORPORATION
                                     -------------------------------------------
                                                     Registrant



            May 7, 1998                     /s/ Guido DiGregorio
-------------------------------    -------------------------------------------
                Date                            Guido DiGregorio
                                  (Principal Financial Officer and Officer Duly
                                 Authorized to Sign on Behalf of the Registrant)