Form 10-K/A
period 1998-12-31
COMMUNICATION INTELLIGENCE CORP
filed 1999-06-30
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K/A
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1998 Commission File No. 0-19301
                                   -----------

                     Communication Intelligence Corporation
             (Exact name of registrant as specified in its charter)

                      Delaware                        94-2790442
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)


 275 Shoreline Drive, Suite 500
     Redwood Shores, California         (650) 802-7888                94065
--------------------------------   -------------------------        ---------
(Address of principal executive     (Registrant's telephone         (Zip Code)
              offices)            number, including area code)

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

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 29, 1999 was approximately $131,803,421 based on the closing sale price of $1.93on such date, as reported by the Nasdaq SmallCap Market.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X   No

         The number of shares of Common Stock outstanding as of March 29, 1999 was 79,413,954.

--------------------------------------------------------------------------------

CIC                                                           November 19, 1998
Confidential
--------------------------------------------------------------------------------

                                                                READ 1998:17429
Confidential
--------------------------------------------------------------------------------
                                                                   Exhibit 10.26

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

f. Project shall mean the performance of services to develop the Licensed Programs and Documentation and/or modify the Licensed Programs for operation on specified ERICSSON hardware platforms.

g. Proprietary Information shall mean information, including data and know-how, which is:

1) the proprietary property of one of the Parties which is not developed under this Agreement; and

2) disclosed or transmitted by ERICSSON to LICENSOR or by LICENSOR to ERICSSON in relation to, or in connection with this Agreement; and

3)      not within one of the exceptions of Paragraph c of Section 9 hereof.


2.      Term

         The initial term of this Agreement shall be for [Confidential Material provided separately to the SEC] commencing on the date set forth above, and [Confidential Material provided separately to the SEC] or any renewal term, of it's intent not to renew; or until termination pursuant to Sections 3 or 4.

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

    2) At ERICSSON's option, ERICSSON may purchase up to[Confidential Material provided separately to the SEC] of support for [Confidential Material provided separately to the SEC] with additional time billed on an hourly basis at [Confidential Material provided provided separately to the SEC] for separately to the SEC] per hour for remote and [Confidential Material onsite support, plus actual reasonable travel and living expenses.

    3) ERICSSON shall have the right to terminate such maintenance and support services at any time upon thirty (30)days written notice to LICENSOR.

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

     g. The disclosing Party agrees to grant and does hereby grant to the other Party a non-exclusive, royalty-free right to use Proprietary Information disclosed in conjunction with this Agreement, and practice any Patents based thereon, solely within the receiving Party's own facilities and the facilities of its Subsidiaries, solely for fulfilling the purposes of this Agreement and only for the duration of this Agreement, except as otherwise provided in this Agreement.


10.     Indemnification and Limitation of Liability

     a. LICENSOR shall indemnify and hold ERICSSON harmless against and shall handle and defend against any claim, suit, or other proceeding brought against ERICSSON based on an allegation that the Licensed Programs or any elements thereof, or the use of any Licensed Programs furnished by LICENSOR pursuant to this Agreement constitutes a violation or infringement of [Confidential Material provided separately to the SEC] patent, copyright, trade secret, or other proprietary information right provided that LICENSOR is notified promptly in writing of such allegation, suit, or proceeding and give full and complete authority, information and assistance (at LICENSOR's expense) for the defence of same. LICENSOR shall pay all damages and costs incurred by ERICSSON with respect to such suites or proceedings, up to the amount received by LICENSOR under this agreement, but LICENSOR shall not be responsible for any compromise made by ERICSSON or its agents without LICENSOR'S consent. If such Licensed Programs are held by a court of competent jurisdiction to constitute infringement, and their use is enjoined, LICENSOR shall, at its own expense, either promptly procure the right for continued use of such Licensed Programs by ERICSSON, or, if the performance thereof will not thereby be materially adversely affected promptly replace or modify such licensed Programs so that they become noninfringing. If neither of the actions specified for LICENSOR in the preceding sentence is commercially feasible, then as a last resort, LICENSOR shall accept return of such Licensed Programs and refund to ERICSSON all license fees paid by ERICSSON for such Licensed Programs, plus any costs incurred by ERICSSON in the removal of such Licensed Programs and installation of alternative products. During the pendency of any claims against LICENSOR or ERICSSON with respect to LICENSOR's ownership or authority, ERICSSON may withhold payment of any sum otherwise required to be paid hereunder.

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

c. ERICSSON shall, at LICENSOR's request, provide samples of literature, packaging and advertising materials bearing LICENSOR's trademarks. ERICSSON agrees to maintain the high level of quality accorded products associated with and marketed by LICENSOR. ERICSSON shall not remove, obliterate or conceal copyright or patent notices included in the Licensed Programs and Documentation.

d. Except as expressly provided herein, neither Party is granted any right in or license to use any trademark or service mark of the other Party.

21.Enforceability

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


Ericsson Mobile Communications AB         Communication Intelligence Corporation

By:     /s/Joakin Ingers                  By:     /s/Guido DiGregorio

Title:  Director Data Development         Title:  President

Print Name:    Joakin Ingers              Print Name:    Guido DiGregorio

Date:   November 30, 1998                 Date:   December 4, 1998
       -------------------                       -------------------

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

--------------------------------------------------------------------------------
CIC Product          Pamela [Confidential          Roxette [Confidential
                       Materialsupplied              Material supplied
                     separately to the SEC]        separately to the SEC]

--------------------------------------------------------------------------------
JotTM                          X                               X
On-screen Keyboard             X                               X
Word Jot (code name)           X
QuickNotes                     X
SignIt - Login                 X
--------------------------------------------------------------------------------

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

II. Core Deliverables from CIC

1.  Jot(TM)

e) Provide JotTM recognition engine and patented user interface capability to the [Confidential Material supplied separately to the SEC] application environment. Supported character sets are[Confidential Material supplied separately to the SEC]. The assumed user interface model is [Confidential Material supplied separately to the SEC] with all Jot user interface elements (i.e.
     mode marks, relevant user interface labels) implemented in software.
f) [Confidential Material supplied separately to the SEC]-based Jot(TM) trainer application, to allow user tuning of character recognition optimized for each of Ericsson's Pamela & Roxette products.
g) [Confidential Material supplied separately to the SEC]-based Jot(TM) animated tutorial, with interface optimized for each of Ericsson's Pamela & Roxette products.
h) [Confidential Material supplied separately to the SEC]-based Macro Editor, with interface optimized for each of Ericsson's Pamela & Roxette products.


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

5.  [Confidential Material supplied separately to the SEC] Jot (Code name)

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


6.  Quick Notes

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

7.  Sign-It (login)

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

e.) Beta:
o   Jot,  "Word  Jot",  Macro  Editor,   Trainer  and  Tutorial   implemented
    on Final[Confidential  Material  supplied  separately  to the SEC].
o Quick Notes Tutorial implemented on Final [Confidential Material supplied separately to the SEC].
o Sign-It implemented on Final[Confidential Material supplied separately to the SEC].
o   Sample code for testing and integration.
o   Technical support to Ericsson by fax or email for integration support.

f.) Final Integration Testing:
o Final integration and testing of Jot, "[Confidential Material supplied separately to the SEC] Jot", macro editor, and tutorial, trainer on EP2.
o   Final integration and testing of Soft Keyboard on EP2.
o   Final integration and testing of Quick Notes, Sign-It (login) on EP2.
o   Technical support to OEM by fax or email for integration support.
o   On site integration testing and support in Ericsson facilities in Raleigh,NC
o   Sample code for testing and integration.
o   Software will be tested in accordance with Ericsson software standards.

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

d.) Final Integration Testing:
o Final integration and testing of Jot, macro editor, trainer and tutorial on EP2.
o   Final integration and testing of Soft Keyboard on EP2.
o   Technical support to OEM by fax or email for integration support.
o On site integration testing and support in Ericsson facilities in Manchester , England.
o   Sample code for testing and integration.
o   Software will be tested in accordance with Ericsson software standards.

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

[OBJECT OMITTED]
                                                       Exhibit 10.26 (continued)


 Material Costs

 [Confidential Material supplied separately to the SEC]

  On Site Integration and Testing Costs:

 [Confidential Material supplied separately to the SEC]

    --------------------------------- ------------------------------------------
               Item                                        Est. Cost
    --------------------------------- ------------------------------------------
    --------------------------------- ------------------------------------------
     Integration test in Raleigh, NC  [Confidential Material supplied separately to the SEC]

    --------------------------------- ------------------------------------------
    --------------------------------- ------------------------------------------
     Integration test in Manchester   [Confidential Material supplied separately
                                        to the SEC]

    --------------------------------- ------------------------------------------
    --------------------------------- ------------------------------------------
     Est. Travel & Living Expenses    [Confidential Material supplied separately
                                        to the SEC]

     --------------------------------- -----------------------------------------
     --------------------------------- -----------------------------------------
                   Est. Total         [Confidential Material supplied separately
                                        to the SEC]

     --------------------------------- -----------------------------------------

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

o JotTM  Handwriting   Recognition  engine  for  Ericsson  implementation  of
  [Confidential Material supplied separately to the SEC] based Smart Phone.
o JotTM User Interface for Ericsson implementation of [Confidential Material supplied separately to the SEC] based Smart Phone.
o JotTM Trainer, Animated Tutorial, and Macro Editor for Ericsson implementation of [Confidential Materialsupplied separately to the SEC] based Smart Phone
o Sign-ItTM
o QuickNotesTM

--------------------------------------------------------------------------------

CIC                                                            November 19, 1998
Confidential
--------------------------------------------------------------------------------

                                                                 READ 1998:17429





Communication Intelligence            Ericsson Commercial
Corporation

By:    /s/Guido DiGregorio            By:   /s/Del Hanson
       ---------------------                --------------------------

                                             Program Director
Title: President                      Title: SW Technology Provisioning
       ------------------                    --------------------------

Date:  December 4, 1998               Date:    12/1/98
       ------------------                   -------------------------


Ericsson Roxette Technical Manager     Ericsson Pamela Technical Manager


By:    /s/Joakin Ingers                   By:   /s/Danny Bravo
       -------------------                     -------------------------

Title: Director Data Development       Title: Sr. Project Manager
       -------------------------              ------------------------



Date:  November 30, 1998               Date: 12/1/98
      --------------------                   --------------------------