Form 10-Q
period 1999-06-30
COMMUNICATION INTELLIGENCE CORP
filed 1999-08-19
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------               THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 1999

                                       OR

------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         94-2790442
 ---------------------------------                ------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


       275 Shoreline Drive, Suite 500, Redwood Shores, CA  94065-1413
       ---------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888

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

   Number of shares outstanding of the issuer's Common Stock, as of August 12, 1999: 79,568,307.

 This Quarterly Report on Form 10-Q contains 21 pages of which this is page 1.

                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements                                           Page No.

 Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited) and
   December 31, 1998........................................................3

 Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 (unaudited).........................4

 Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998 (unaudited).................................5

 Notes to Condensed Consolidated Financial Statements.......................6


 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................12


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings................................................18

 Item 2.  Change in Securities.............................................18

 Item 3.  Defaults Upon Senior Securities..................................18

 Item 4.  Submission of Matters to a Vote of Security Holders..............18

 Item 5.  Other Information................................................19

 Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits.....................................................19

     (b)      Reports on Form 8-K..........................................20

 Signatures................................................................21

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                 June 30,         December 31,
                                                    1999               1998
                                               --------------     --------------
                                                 (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                 $      1,443       $        795
     Restricted cash                                      -                250
     Accounts receivable, net                           710              1,146
     Inventories                                         58                 74
     Other current assets                               141                103
                                               --------------     --------------
         Total current assets                         2,352              2,368

Note receivable from officer                            158                200
Property and equipment, net                             414                539
Other assets                                            233                247
                                               --------------     --------------
         Total assets                          $      3,157       $      3,354
                                               ==============     ==============

Liabilities and stockholders' equity Current liabilities:
     Short-term debt (Note 5)                  $        500       $        145
     Accounts payable                                   252                473
     Accrued compensation                               248                229
     Other accrued liabilities                          631                524
     Deferred revenue                                   508                651
                                               --------------     --------------
         Total current liabilities                    2,139              2,022

Commitments  (Note 5)

Stockholders' equity:
     Common stock                                       796                785
     Additional paid-in capital                      70,778             70,205
     Accumulated deficit                            (70,368)           (69,504)
     Cumulative translation adjustment                 (188)              (154)
                                               --------------     --------------
         Total stockholders' equity                   1,018              1,332
                                               ==============     ==============

Total liabilities and stockholders'
equity (Note 5)                                $      3,157       $      3,354
                                               ==============     ==============

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                       ------------------    -------------------
                                        1999       1998       1999        1998
                                       -------   --------    --------   --------
Revenues:
   Product                             $  787    $   803     $ 1,560    $ 1,478
   License and royalty                    592        295         810        888
   Development contracts                   57        102         313        200
                                       --------  --------    --------   --------

             Total revenues             1,436      1,200       2,683      2,566

Operating costs and expenses:
   Cost of sales:
      Product                             494        447         965        776
      License and royalty                  15          7          32         22
      Development contracts                24         53         166        110
   Research and development               384        486         681      1,065
   Sales and marketing                    440        734         831      1,281
   General and administrative             485        466         902        966
                                       --------  --------    --------   --------

   Total operating costs and expenses   1,842      2,193       3,577      4,220
                                       --------  --------    --------   --------

Loss from operations                     (406)      (993)       (894)    (1,654)

Interest income and other income
  (expense), net                           28         38          32        102

Interest expense (Note 5)                  (2)        (2)         (2)       (16)
                                       --------  --------    --------   --------

       Net loss                          (380)      (957)       (864)    (1,568)

       Preferred stock dividend             -       (143)          -       (310)
                                       --------  --------    --------   --------

Net loss applicable to common
 stockholders                          $ (380)   $(1,100)    $  (864)   $(1,878)
                                       ========  ========    ========   ========

Basic loss per common share (Note 8)  $(0.005)   $(0.022)    $ 0.011)   $(0.038)
                                       ========  ========    ========   ========

Diluted loss per common share (Note 8)$(0.005)   $(0.022)    $(0.011)   $(0.038)
                                       ========  ========    ========   ========

Weighted average common
  shares outstanding                   79,527     50,884      79,320     49,649
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

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------
Cash flows from operating activities:
 Net loss                                              $  (864)         $(1,568)
 Adjustments to reconcile net loss to net cash
 provided by (used) in operating activities:
     Depreciation and amortization                         136              164
     Non-cash compensation                                  42               32
     Changes in operating assets and liabilities:
        Accounts receivable                                436             (499)
        Inventories                                         16              (52)
        Other current assets                               (38)             (99)
        Other assets                                         -              (17)
        Accounts payable                                  (221)            (673)
        Accrued compensation                                20
        Other accrued liabilities                          118             (273)
        Deferred revenue                                  (143)            (414)
                                                       --------         --------

  Net cash used in operating activities                   (498)          (3,399)
                                                       --------         --------

Cash flows from investing activities:
 Acquisition of property and equipment                     (43)             (35)
                                                       --------         --------

  Net cash used in investing activities                    (43)             (35)
                                                       --------         --------

Cash flows from financing activities:
 Principal payments on short-term debt                    (145)            (490)
 Principal payments on capital lease obligations             -               (3)
 Proceeds from issuance of short-term debt                 500              145
 Proceeds from issuance of common stock                    584              236
 Restricted cash related to short-term debt                250                -
                                                       --------         --------

  Net cash provided by (used in) financing activities    1,189             (112)
                                                       --------         --------

Net decrease in cash and cash equivalents                  648           (3,546)
Cash and cash equivalents at beginning of period           795            5,485
                                                      ==========        ========

Cash and cash equivalents at end of period            $  1,443          $ 1,939
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

1.     Interim financial statements

       The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (collectively, the "Company" or "CIC", and the subsidiary, individually, the "Joint Venture") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year.

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

       The Company offers a wide range of software products for pen-based computing, based on the Company's core handwriting recognition and related technologies. The Company's core technologies are classified into two broad categories: "Natural Input Technologies" and "Transaction and Communication Enabling Technologies." Natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen as the sole input device or in conjunction with a keyboard. The pen eliminates the need for a mouse as a navigational device. The Company believes that pen-input enhances productivity and creativity because it is a more natural means of input, facilitates editing and screen navigation and reduces the risk of repetitive stress illness. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for protecting electronic transactions, electronic files and private communications. CIC believes that these technologies offer more efficient methods to conduct transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, data compression and pen-based operating environments.

       For the six months ended June 30, 1999, the Company's cash and cash equivalents increased by $648 from $795 at the beginning of the period to $1,443. The increase is due primarily to cash of $1,189 provided by financing activities. These increases were offset by $43 used in investing activities and $498 used in operating activities. The $1,189 provided by financing activities consists primarily of $584 in proceeds from the exercise of stock options by the Company's employees, and $500 in proceeds from the issuance of short term debt to a charitable remainder annuity trust, of which an officer and director of the Company is a trustee. In addition, $105 was provided by the release of restricted which previously secured a loan from a Chinese bank. The loan was repaid in February 1999. As of June 30, 1999, the Company's principal source of funds were its cash and cash equivalents of $1,443. There can be no assurance that the Company will have adequate capital resources to fund planned operations in the near future. If the Company does not have adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

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

2.     Cash and cash equivalents

       The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                         June 30,              December 31,
                                           1999                   1998
                                 --------------------------------------------
         Cash in bank                $        743             $       668
         Commercial paper                       -                     125
         Money market accounts                700                       2
                                 =====================    ===================
                                     $      1,443             $       795
                                 =====================    ===================

3.     Inventories

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At June 30, 1999, inventory is comprised primarily of finished goods.

4.     Note receivable from officer

       In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock. The note bore interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law. On August 14, 1998, the Company entered into an agreement (the "Agreement") with the former Chief Executive Officer. Under the Agreement, the former officer has agreed to provide consulting services to the Company through December 15, 2001. In exchange for these services, $110 of the note receivable from the officer will be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining $100 of the note receivable from the officer will be forgiven on December 15, 2001 if the officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

5.     Short-term debt

       On June 16, 1999, the Company obtained a bridge loan, (the "Bridge Loan") in the amount of $500 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. The Bridge Loan bears interest at the prime rate plus 2%; that was 9.75% at June 30, 1999. The loan is secured by the Company's cash, accounts receivable and other receivables as now owned or hereafter acquired by the Company. The Bridge Loan plus accrued interest is due December 31, 1999.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

5.     Short-term debt (continued)
       In June 1998, the Company's 90% owned Joint Venture borrowed the equivalent of $145, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 9% and was due on June 30, 1999. The note was repaid in February 1999. The borrowings were secured by a $250 US dollar denominated deposit held by the bank.

       In May 1997, the Company purchased office furniture and a security system with an approximate value of $209 from a third party. The Company paid $100 in cash and signed an unsecured note for $109 due in monthly installments through May 1998. The note bore interest on the unpaid balance at a rate of 10% per annum. The note was paid in full in May 1998.

       In October 1997, the Company entered into an accounts receivable financing agreement under which the Company may factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500 with an advance rate of 80% of eligible accounts receivable less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of intellectual property. There were no amounts financed under the accounts receivable financing agreement at June 30, 1999. It is unlikely that the Company will finance additional accounts receivable under this agreement due to the cessation of the sale of the Company's hardware products in the retail market .

6.     Revenue recognition

       In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted, without material effect, for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practice when adopted. Adoption of the remaining provisions of SOP 97-2 should not have a material impact on revenue recognition during 1999.

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

6.     Revenue recognition(continued)

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

       Each share of Series A Preferred Stock and Series B Preferred Stock was convertible by the holders into shares of the Company's Common Stock. All of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into shares of common stock by November 1998.

8.     Net loss per share

       Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. All prior year earnings per share data have been restated to reflect the provisions of SFAS 128. Potential common shares, including then outstanding convertible preferred stock and stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented as their effect is anti-dilutive. Per share results of operations are reduced by the amortization of the beneficial conversion rate on the Series A Preferred Stock and the cumulative dividend requirements earned by the preferred stockholders for periods during which preferred stock was outstanding.

9.     Comprehensive income

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

9.     Comprehensive income (continued)

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

       Total comprehensive loss was as follows:

                                                  Six months ended June 30,
                                            ------------------------------------
                                                1999                     1998
                                            ------------            ------------

           Net loss                         $      (864)            $    (1,568)
           Other comprehensive income:
           Cumulative translation adjustment        (34)                     80
                                            ============            ============
           Total comprehensive loss         $      (898)            $    (1,488)
                                            ============            ============

10.    Segment Information

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December 31, 1998 and the Company's information concerning segment reporting has been broken down into two segments, handwriting recognition software and systems integration.

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

10. Segment Information (continued)

    The table below presents information about reporting segments for the periods indicated:

                                   Six months ended June 30,
                             1999                             1998
                 ---------------------------------------------------------------
                 Handwriting Systems            Handwriting Systems
                 Recognition Integration Total  Recognition Integration Total
                 ----------- ----------- ------ ----------- ----------- --------

Revenues             $2,092  $591       $2,683  $ 1,583     $ 983       $ 2,566
Loss from Operations $ (877) $(17)      $ (894) $(1,203)    $(451)      $(1,654)
Significant change
in Total assets
from Year End        $    -  $  -       $    -  $     -     $   -       $     -

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty fees and development contracts. For the three months ended June 30, 1999, revenues increased by 20% to $1,436 from $1,200, and for the six months revenues increased 5% to $2,683 from $2,566 for the comparable three and six month periods ended June 30, 1998 as discussed below:

                          Three Months Ended           Six Months Ended
                                June 30,                    June 30,
                          ---------------------       ---------------------

                           1999          1998          1999          1998
                          -------       -------       -------       -------

Revenues:
 Product sales            $   787       $   803       $ 1,560       $ 1,478
 License and royalty fees     592           295           810           888
 Development contracts         57           102           313           200
                          =======       =======       =======       =======

       Total revenues     $ 1,436       $ 1,200       $ 2,683       $ 2,566
                          =======       =======       =======       =======

Product sales for the three months ended June 30, 1999 decreased to $787 or by 2% from $803 in the comparable prior year period. Handwriter(R) and other product sales for the three months ended June 30, 1999 decreased $218 or 92% to $18 from $236 in the prior year period. The decline in Handwriter(R) and other product sales resulted from the Company's decision in 1997 to focus on software sales and discontinue hardware sales. This decrease was offset by the increase of $440 or 1073% in aftermarket consumer software sales via the Company's website to $481, compared to $41 in the prior year. The increase in aftermarket consumer software sales resulted from increased direct mail campaigns as compared to the 1998 comparable quarter. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") were down 45% to $288 for the three month period ended June 30, 1999 compared to $526 during the same period last year. The decrease primarily resulted from the absence of a large order completed in the second quarter of 1998.

Product sales for the six months ended June 30, 1999 increased to $1,560 or by 6% from $1,478 in the comparable prior year period. This increase was due to the increase of $817 or 984% in aftermarket consumer software sales via the Company's website to $900, compared to $83 in the prior year. The increase in aftermarket consumer software sales resulted from increased direct mail campaigns as compared to the 1998 six month period. Handwriter(R) and other product sales for the six months ended June 30, 1999 decreased $343 or 83% to $69 from $412 in the prior year period. The decline in Handwriter(R) and other product sales resulted from the Company's decision in 1997 to focus on software sales and discontinue hardware sales. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") were down 40% to $591 from $983 for the six month period ended June 30, 1999 compared to the same period last year. The decrease was primarily due to the absence of two large orders of $112 and $247 in the first and second quarters of 1998, respectively.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Revenues from license and royalty fees for the three month period ended June 30, 1999 increased $297 or 101% to $592 from $295 in the comparable prior year period. This increase is primarily attributable to new agreements entered into with existing OEM licensees. For the six month period ended June 30, 1999, revenues from license and royalty fees decreased $78 or 9% to $810 from $888 in the comparable prior year period. This decrease was primarily the result of decreases in reported OEM product shipments bundling the Company's handwriting recognition software during the six months ended June 30, 1999 compared to the same period last year. The Company recognized no revenues from licensing agreements for which the Company has no further obligation to deliver additional software or services for the six months ended June 30, 1999 compared to $404 in the comparable prior year period.

Development  contract  revenues  for the three month  period ended June 30, 1999 decreased 44% to $57 from $102 in the comparable prior year period. This decrease resulted from reduced grant revenue from the National Science Foundation. For the six months ended June 30, 1998, development contract revenue increased 57% to $313 from $200 in the comparable prior year period. The increase is due to non-recurring engineering revenues compared to the prior year period.

Cost of sales. Cost of product sales for the three and six month periods ended June 30, 1999 increased 11% and 25%, respectively, to $494 and $965, respectively, from $447 and $776, respectively, in the comparable prior year periods. Cost of product sales for the three and six month periods ended June 30, 1999 includes approximately $163 and $381, respectively, of hardware and software components related to the system integration activities of the Joint Venture, compared to approximately $405 and $709, respectively, in the prior year periods. The decrease in systems integration costs of product sales for the three and six month periods ended June 30, 1999 is due to the decrease in sales of such products. The decrease in system integration costs was offset by increases over the three and six month periods ending June 30, 1999 of $331 and $584, respectively, in the Company's web product cost of sales. The increase in web product cost of sales is due to increased direct mail campaigns as compared to the three and six months ended June 30, 1998. License and royalty cost of sales increased approximately $8 and $10, respectively, to $15 and $32, respectively, for the three and six months ended June 30, 1999, compared to $7 and $22, respectively, for the comparable 1998 periods. The increase is due to increased technology import tax on the higher Japanese OEM shipments bundling the Company's handwriting recognition software. Costs incurred in connection with development contract revenues decreased 55% to $24 for the three months ended June 30, 1999 as compared to $53 in the prior period, commensurate with the decrease in contract development revenues. For the six months ended June 30, 1999, contract development costs increased 51% to $166 as compared to $110 in the prior period. The increase is commensurate with the increase in contract development revenues over the six months ended June 30, 1999 compared to the same period last year.

Research and development expenses. Research and development expenses for the three and six month periods ended June 30, 1999 decreased by 21% and 36%, respectively, to $384 and $681, respectively, as compared to $486 and $1,065 in the comparable period of the prior year. The decreases were primarily due to reductions of approximately $20 and $200, respectively, in payroll and related costs attributable to a decrease in the number of U.S. based personnel for the three and six month periods ended June 30, 1999 compared to the same three and six month prior year periods. Other costs, including facilities and related costs, decreased approximately $81 and $184, respectively, for the three and six month periods ended June 30, 1999 from the comparable prior year periods. The decrease in other costs was commensurate with the decreased number of U.S. based personnel. The Company did not capitalize any significant software development costs in the three and six month periods ended June 30, 1999, and 1998.

Sales and marketing expenses. Sales and marketing expenses for the three and six month periods ended June 30, 1999 decreased 40% and 35% to $440 and $831, respectively, as compared to $734 and $1,281 in the comparable periods of the prior year. The decreases were primarily due to decreases of $174 and $302 in salaries and related costs due to reductions in U.S. based personnel associated with the Joint Venture operations in the first and second quarters of the prior year. Other costs, including travel and facilities and related expenses, decreased $120 and $140, respectively, compared to the same periods last year, commensurate with reductions in staffing.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

General and administrative expenses. General and administrative expenses for the three month period ended June 30, 1999 increased 4% to $485 as compared to $466 in the comparable period of the prior year. This increase was primarily attributable to a an increase in other costs, including professional services, of $36. This increase was offset by a reduction of approximately $17 in payroll and related costs due to reductions in personnel associated with the Joint Venture operations in the first quarter of the prior year. For the six months ended June 30, 1999, general and administrative expenses decreased 7% to $901 compared to $966 in the comparable prior year period. This decrease was due to a reduction of $34 and $18 in payroll and related expenses, and other costs, respectively, associated to the reductions in personnel associated with the Joint Venture operations in the first and second quarters of the prior year.

Interest and other income (expense), net. Interest and other income (expense), net, decreased for the three and six months ended June 30, 1999 due to the increase in credit card processing fees associated with internet sales. The decrease was offset by the extinguishment of debt and associated interest related to the factoring of accounts receivable and equipment purchased in 1997. The associated debt was paid off in January and June of 1998, respectively.

Preferred stock dividend. The preferred stock dividend relates to cumulative dividends of $1.25 per share, per annum, compounded quarterly and semi-annually, respectively, whether or not declared, on the convertible preferred stock outstanding during the three and six month periods ended June 30, 1998. All Series A Preferred and Series B Preferred Stock was converted into shares of common stock by November 1998. Accordingly, no preferred stock dividends were paid in 1999.

Liquidity and Capital Resources

At June 30, 1999, cash and cash equivalents totaled $1,443 compared to cash and cash equivalents of $795 at December 31, 1998. The increase is due primarily to cash provided by financing activities consisting of $584 in proceeds from the exercise of stock options by the Company's employees and $500 from the Bridge Loan obtained from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. These increases were offset by $498 used in operating activities and $43 used in investing activities. Total current assets were $2,352 at June 30, 1999 compared to $2,368 at December 31, 1998, and total current liabilities were $2,139 compared to $2,022 for the same periods

As of June 30, 1999, the Company's principal source of liquidity was its cash and cash equivalents of $1,443. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from the Bridge Loan and projected revenues will be sufficient to fund planned operations in the near future. However, if, among other things, the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

Current liabilities, which include deferred revenue, were $2,139 at June 30, 1999. Deferred revenue, totaling $508 at June 30, 1999, primarily reflects nonrefundable advance royalty fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees. In addition, current liabilities include a Bridge Loan of $500 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. The Bridge Loan bears interest at the prime rate plus 2%; that was 9.75% at June 30, 1999. The loan is secured by the Company's cash, accounts receivable and other receivables as now owned or hereafter acquired by the Company. The Bridge Loan plus accrued interest is due December 31, 1999.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

The Company currently owns 90% of a joint venture with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of June 30, 1999, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

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

Each holder of outstanding shares of Series A Preferred Stock and Series B Preferred Stock was entitled to receive, out of funds legally available therefor, cumulative dividends on each share at the rate of $1.25 per share per annum, compounded semi-annually and quarterly, respectively, when payable (whether or not declared). The dividends could have been paid in cash or additional shares of preferred stock (with each additional share valued at $25.00 per share), at the Company's option. The Company paid the required dividends in additional shares of preferred stock. Each share of Series A Preferred Stock and Series B Preferred Stock was convertible by the holders into shares of the Company's Common Stock. All of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into shares of common stock by November 1998.

In October 1997, the Company entered into an accounts receivable financing agreement under which the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. The line of credit is secured by a blanket first priority lien on all Company assets with the exception of its intellectual property. As of June 30, 1999, the Company had no outstanding financed accounts receivable under this agreement. It is unlikely that the Company will finance additional accounts receivable under this agreement due to the cessation of the sale of the Company's hardware products in the retail market.

The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $603, $620, and $558 for the years ending December 31, 1999, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $129 in 1999 in connection with the subleases it has granted on excess office space in the United States.

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

Year 2000

Year 2000 issues arise because most computer systems and programs were designed to handle only a two-digit date code for the year, not a four-digit code. Thus, the Year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. CIC's software products as developed and distributed by CIC are not date sensitive and therefore Year 2000 issues are not applicable to such products. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes that its internal software programs are Year 2000 compliant. The Company replaced older desktop PC's which were not, and could not be upgraded to be, Year 2000 compliant. The replacement of such older computer equipment has been completed. The cost of replacing these desktop systems was not significant. The Company is not aware of any other hardware related problems.

The Company is in the process of analyzing the readiness of third parties with which it does business. The Company believes that the only potentially significant Year 2000 problems it may experience will result from Year 2000 issues affecting its website or its banks. The Company generates a significant percentage of revenues from sales made via its website. If the Company's website were to go off-line for an extended period of time, income would be significantly impacted until service was restored. The Company has received assurances that its website is Year 2000 compliant; however, it has not received any information regarding the phone carrier that links the website server to the internet. The Company believes that it is not possible to develop a contingency plan at this time for dealing with the potential effects of such an event. If banking systems were to fail due to Year 2000 problems, the Company may be cut off from access to some of its funds for a period of time. The Company maintains its cash with various financial institutions so that an incident at any one bank would not have a material adverse impact on the Company's cash availability.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None

                     Communication Intelligence Corporation
                                 and Subsidiary
                                    FORM 10-Q

Part II-Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         For the six months ended June 30, 1999 the Company has granted stock options to employees and directors for services rendered as follows:

--------------------------------------------------------------------------------
               Grant            Number of  Option    Vesting    Expiration
Grantees       Date             Options    Price     Period     Date
--------------------------------------------------------------------------------

 Employees(34) January 12, 1999 9,528,261  $ 0.7500  Quarterly  January 12, 2006
                                                     over three
                                                     years

 Employees(16) June 7, 1999     300,000    $ 1.1875  Quarterly  June 7, 2006
                                                     over three
                                                     years

 Non-Employee
 Directors(3)  June 7, 1999     75,000     $ 1.1875  Upon grant June 7, 2006
  ------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         (in thousands, except percentages)

The Company held its Annual Meeting of Stockholders on June 7, 1999. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 69,821 shares or 88% of the eligible outstanding Common Stock of the Company. Three proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1

Each of the five persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                            Broker
                                                   ------------------------
    Name               For           Withheld      Non-votes        Abstain
    ----------------   ------        --------      ---------        -------

    Guido DiGregorio   69,397        424           None              None
    Jess M. Ravich     69,274        546           None              None
    Philip Sassower    69,361        460           None              None
    Jeffrey Steiner    69,383        437           None              None
    C. B. Sung         69,388        432           None              None

Proposal 2

To approve the Company's 1999 Stock Option Plan. The number of votes for, against and abstaining on this proposal was as follows:

                                                            Broker
                                                   -------------------------
             For       Against       Abstain       Non-votes         Abstain
             ------    -------       -------       ---------         -------

All Classes  67,337    1,756         231           None              None

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Proposal 3

To  ratify  the  appointment  of   PricewaterhouseCoopers   LLP  as  independent
accountants of the Company for the fiscal year ending December 31, 1999. The number of votes for, against and abstaining on this proposal was as follows:

                                                            Broker
                                                   -------------------------
             For       Against       Abstain       Non-votes         Abstain
             ------    -------       -------       ---------         -------

All Classes  69,481      288           52            None              None

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





                                    COMMUNICATION INTELLIGENCE CORPORATION
                                ------------------------------------------------
                                                   Registrant


     August 12, 1998                        /s/ Guido DiGregorio
--------------------------      ------------------------------------------------
           Date                                 Guido DiGregorio
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)