Form 10-Q
period 1999-09-30
COMMUNICATION INTELLIGENCE CORP
filed 1999-11-19
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________ to_______

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         94-2790442
       ------------------                                ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)


        275 Shoreline Drive,Suite 500, Redwood  Shores,   CA  94065-1413
       ------------------------------------------------------------------
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

       Number of shares outstanding of the issuer's Common Stock, as of November 12, 1999: 79,624,307.

This Quarterly Report on Form 10-Q contains 19 pages of which this is page 1.

                     Communication Intelligence Corporation
                                 and Subsidiary
                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements                                         Page No.

  Condensed Consolidated Balance Sheets at September 30, 1999
    (unaudited) and December 31, 1998.........................................3

  Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 (unaudited).....4

  Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998 (unaudited)..............5

  Notes to Unaudited Condensed Consolidated Financial Statements..............6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........17

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................17

  Item 2.  Change in Securities..............................................17

  Item 3.  Defaults Upon Senior Securities...................................17

  Item 4.  Submission of Matters to a Vote of Security Holders...............17

  Item 5.  Other Information.................................................17

  Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits.................................................18

           (b)      Reports on Form 8-K......................................18

  Signatures.................................................................19

                      Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                              September 30,     December 31,
                                                  1999              1998
                                              ------------      ------------
                                               Unaudited

Assets
Current assets:
     Cash and cash equivalents                  $    768        $     795
     Restricted cash                                   -              250
     Accounts receivable, net                        911            1,146
     Inventories                                      60               74
     Other current assets                            193              103
                                              ------------      -----------
         Total current assets                      1,932            2,368

Note receivable from officer  (Note 4)               137              200
Property and equipment, net                          388              539
Other assets                                         289              247
                                              ------------      -----------

         Total assets                           $  2,746         $  3,354
                                              ============      ===========

Liabilities and stockholders' equity Current liabilities:
     Short-term debt (Note 5)                   $    846         $    145
     Accounts payable                                480              473
     Accrued compensation                            249              229
     Other accrued liabilities                       491              524
     Deferred revenue                                 78              651
                                              ------------      -----------
         Total current liabilities                 2,144            2,022

Commitments  (Note 5)

Stockholders' equity:
     Common stock                                    797              785
     Additional paid-in capital                   70,811           70,205
     Accumulated deficit                         (70,798)         (69,504)
     Cumulative translation adjustment              (208)            (154)
                                              -------------     -----------
         Total stockholders' equity                  602            1,332
                                              =============     ===========

         Total liabilities and stockholders'
          equity (Note 5)                       $  2,746         $  3,354
                                              =============     ===========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                 -------------------        ------------------
                                   1999       1998            1999       1998
                                 --------   --------        --------   --------
Revenues:
     Product                     $ 1,200    $   598        $ 2,760     $ 2,076
     License and royalty             717        388          1,527       1,276
     Development contracts            49        130            362         330
                                 --------   --------        --------   --------

             Total revenues        1,966      1,116          4,649       3,682

Operating costs and expenses:
     Cost of sales:
        Product                    1,113        357          2,078       1,133
        License and royalty           12         33             44          55
        Development contracts         10         98            176         208
     Research and development        333        344          1,014       1,409
     Sales and marketing             504        591          1,335       1,872
     General and administrative      419        437          1,321       1,403
                                 --------   --------        -------   --------

          Total operating costs
              and expenses         2,391      1,860          5,968       6,080
                                 --------   --------        -------   --------

Loss from operations                (425)      (744)        (1,319)     (2,398)

Interest income and other income
  (expense), net (Note 7)              9         30             41         132

Interest expense                     (14)        (2)           (16)        (18)
                                ----------  --------       --------    -------

         Net loss                   (430)      (716)        (1,294)     (2,284)

         Preferred stock
         dividend (Note 7)             -       (125)             -        (435)
                                ----------  --------        -------   --------

Net loss applicable to common
     stockholders               $   (430)   $  (841)       $ (1,294)  $ (2,719)
                                ==========  =========      =========  =========

Basic loss per common           $ (0.005)   $(0.015)       $ (0.016)  $ (0.053)
                                ==========  =========      =========  =========

Diluted loss per common         $ (0.005)   $(0.015)       $ (0.016)  $ (0.053)
  share (Note 8)                ==========  =========      =========  =========

Weighted average common
     shares outstanding           79,586     54,544          79,410     51,298
                                ==========  =========      =========  =========

                          See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                 -------------------------------
                                                     1999                 1998
                                                 ------------       ------------

Cash flows from operating activities:
   Net loss                                      $    (1,294)      $    (2,284)
   Adjustments to reconcile net loss to net cash
   provided by (used) in operating activities:
       Depreciation and amortization                     188               246
       Non-cash compensation                              62                32
       Changes in operating assets and liabilities:
          Accounts receivable                            235              (437)
          Inventories                                     15               (54)
          Other current assets                           (91)               99
          Other assets                                   (56)             (203)
          Accounts payable                                 8              (882)
          Accrued compensation                            21              (188)
          Other accrued liabilities                      (56)             (171)
          Deferred revenue                              (573)             (452)
                                                 --------------     ------------

       Net cash used in operating activities          (1,541)           (4,294)
                                                 --------------     ------------

Cash flows from investing activities:
    Acquisition of property and equipment                (66)              (49)
    Acquisition of property under capital lease           12                 -
                                                 --------------     ------------

        Net cash used in investing activities            (54)              (49)
                                                 --------------     ------------

Cash flows from financing activities:
    Principal payments on short-term debt               (145)             (490)
    Principal payments on capital lease obligations       (2)               (4)
    Proceeds from issuance of short-term debt            847               145
    Proceeds from issuance of common stock               618               527
    Restricted cash related to short-term debt           250                 -
                                                 -------------      ------------

      Net cash provided by financing activities        1,568               178
                                                 -------------      ------------

Effect of exchange rate changes on cash                    -                (6)
                                                 -------------      ------------

Net decrease in cash and cash equivalents                (27)           (4,171)
Cash and cash equivalents at beginning of period         795             5,485
                                                 -------------      ------------

Cash and cash equivalents at end of period      $        768       $     1,314
                                                 =============      ============

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

       For the nine months ended September 30, 1999, the Company's cash and cash equivalents decreased by $27 from $795 at the beginning of the period to $768. The decrease is due primarily to cash of $1,541 used in operating activities, and by $54 used in investing activities. This decrease was offset by $1,568 provided by financing activities. The $1,568 provided by financing activities consists primarily of $618 in proceeds from the exercise of stock options by the Company's employees, and $750 in proceeds from the issuance of short term debt to a charitable remainder annuity trust, of which an officer and director of the Company is a trustee. In addition, $105 was provided by the release of restricted cash which previously secured a loan from a Chinese bank. The loan was repaid in February 1999. On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, whereby its existing short-term Bridge Loan of $750 was converted into a long term loan in the amount of $1,500 (the "1999 Loan"). On October 20, 1999 the Company received the additional $750 in cash.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q



1.       Interim financial statements (continued)


       As of September 30, 1999, the Company's principal source of funds were its cash and cash equivalents of $768. There can be no assurance that the Company will have adequate capital resources to fund planned operations in the near future. If the Company does not have adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

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

2.     Cash and cash equivalents

       The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                        September 30,            December 31,
                                            1999                    1998
                                    --------------------    -------------------

         Cash in bank                  $        765             $       668
         Commercial paper                         -                     125
         Money market accounts                    3                       2
                                    ---------------------    ------------------
                                       $        768             $       795
                                    =====================    ==================

3.     Inventories

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At September 30, 1999, inventory is comprised primarily of finished goods.

4.     Note receivable from officer

       In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock. The note bore interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law. On August 14, 1998, the Company entered into an agreement (the "Agreement") with the former Chief Executive Officer. Under the Agreement, the former officer has agreed to provide consulting services to the Company through December 15, 2001. In exchange for these services, an aggregate of $110 of the note receivable from the officer will be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining $100 of the note receivable from the officer will be forgiven on December 15, 2001 if the officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q


5.     Short-term debt

       On June 16, 1999, the Company obtained a bridge loan, (the "Bridge Loan") in the amount of $500 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. The Bridge Loan was increased by $150 and $100 in August and September 1999, respectively. The Bridge Loan bears interest at the prime rate plus 2%. At September 30, 1999, the Bridge Loan bore interest at 9.75% per annum. The loan is secured by the Company's cash, accounts receivable and other receivables as now owned or hereafter acquired by the Company. The Bridge Loan plus accrued interest is due December 31, 1999.
       (See Note 11).

       In June 1998, the Company's 90% owned Joint Venture borrowed the equivalent of $145, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 9% and was due on June 30, 1999. The note was repaid in February 1999. The borrowings were secured by a $250 US dollar denominated deposit held by the bank.

       On September 3, 1999, the Company's 90% owned Joint Venture borrowed the equivalent of $96, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.12% and is due on March 2, 2000. The borrowings do not require a compensating balance.

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

       Total comprehensive loss was as follows:

                                              Nine months ended September 30,
                                          ----------------    -----------------
                                                 1999               1998
                                          ----------------    -----------------

         Net loss                          $     (1,294)       $     (2,284)
         Other comprehensive income:
         Cumulative translation adjustment          (54)                (52)
                                          ----------------    -----------------
         Total comprehensive loss          $     (1,348)       $     (2,336)
                                          ================    =================

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

       The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of five revenue categories. All handwriting recognition software is developed around the company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales above represent sales to external customers.

       The table below presents information about reporting segments for the periods indicated:

                                    Nine months ended September 30,
                                 1999                            1998
                    ----------------------------- ------------------------------
                    Handwriting   Systems         Handwriting   Systems
                    Recognition Integration Total Recognition Integration  Total
                     ---------   ---------  -----  ---------   ---------   -----

 Revenues            $ 3,372    $ 1,277  $  4,649  $ 2,283   $ 1,399    $ 3,682
 Loss from Operations$(1,305)   $   (14) $ (1,319) $(1,821)  $  (577)   $(2,398)
 Significant change
 in   Total assets
 from Year End       $     -   $     -   $      -  $     -   $     -    $     -


                   Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

11.      Subsequent event

         On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, whereby its existing short-term Bridge Loan of $750 was converted into a long term loan in the amount of $1,500 (the "1999 Loan"). On October 20, 1999, the Company received the additional $750 in cash. The long-term loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, and is due January 31, 2002. Interest is payable quarterly. The funds can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof.

         On October 20, 1999, in connection with the 1999 Loan the Company issued to the charitable remainder annuity trust warrants to purchase 300 shares of the Company's common stock. The warrants expire two years from the effective date of issuance and have an exercise price of $1.09 per share. The Company ascribed a value of $179 to these warrants, which will be amortized to the company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%.

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

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty fees and development contracts. For the three months ended September 30, 1999, total revenues increased by 76% to $1,966 from $1,116, and for the nine months revenue increased 26% to $4,649 from $3,682 for the comparable three and nine month periods ended September 30, 1998 as discussed below:

                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                            ---------------------    ------------------------
                               1999         1998        1999           1998
                            ---------------------    ------------------------
Revenues:
   Product sales             $ 1,200     $   598      $ 2,760        $ 2,076
   License and royalty fees      717         388        1,527          1,276
   Development contracts          49         130          362            330
                             --------    --------     --------      --------
         Total revenues      $ 1,966     $ 1,116      $ 4,649        $ 3,682
                             ========    ========     ========      ========

Product sales for the three months ended September 30, 1999 increased to $1,200 or by 101% from $598 in the comparable prior year period. Handwriter(R) and other product sales for the three months ended September 30, 1999 decreased $104 or 98% to $2 from $106 in the prior year period. The decline in Handwriter(R) and other product sales resulted from the Company's decision in 1997 to focus on software sales and discontinue hardware sales. This decrease was offset by the increase of $437 or 567% in aftermarket consumer software sales via the Company's website to $514, compared to $77 in the prior year. The increase in aftermarket consumer software sales resulted from increased direct mail campaigns as compared to the 1998 comparable quarter. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") increased 65% to $685 for the three month period ended September 30, 1999 compared to $415 during the same period last year. The increase primarily resulted from the increase in system integration business compared to the same period last year.

Product sales for the nine months ended September 30, 1999 increased to $2,760 or by 33% from $2,076 in the comparable prior year period. This increase was due to the increase of $1,254 or 786% in aftermarket consumer software sales via the Company's website to $1,414, compared to $160 in the prior year. The increase in aftermarket consumer software sales resulted from increased direct mail campaigns as compared to the 1998 nine month period. Handwriter(R) and other product sales for the nine months ended September 30, 1999 decreased $448 or 87% to $70 from $518 in the prior year period. The decline in Handwriter(R) and other product sales resulted from the Company's decision in 1997 to focus on software sales and discontinue hardware sales. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") were down 9% to $1,277 from $1,399 for the nine month period ended September 30, 1999 compared to the same period last year. The decrease was primarily due to the absence of two large orders of $112 and $247 in the first and second quarters of 1998, respectively.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Revenues from license and royalty fees for the three month period ended September 30, 1999 increased $329 or 85% to $717 from $388 in the comparable prior year period. This increase is primarily attributable to the recognition of the $500 of deferred revenue from Ericsson for 1,250 software licenses, which offset lower product shipments by four OEM's bundling the Company's handwriting recognition software during the three months ended September 30, 1999 compared to the same period last year. For the nine month period ended September 30, 1999, revenues from license and royalty fees increased $251 or 20% to $1,527 from $1,276 in the comparable prior year period. This increase was primarily the result of new OEM agreements, the recognition of the Ericsson deferred revenue, and increased OEM product shipments bundling the Company's handwriting recognition software over the nine months ended September 30, 1999 compared to the same period last year.

Development contract revenues for the three month period ended September 30, 1999 decreased 62% to $49 from $130 in the comparable prior year period. This decrease resulted from reduced grant revenue from the National Science Foundation. For the nine months ended September 30, 1999, development contract revenue increased 10% to $362 from $330 in the comparable prior year period. The increase is due to increases in non-recurring engineering revenues other than grant revenues compared to the prior year period.

Cost of sales. Cost of product sales for the three and nine month periods ended September 30, 1999 increased 133% and 65%, respectively, to $1,135 and $2,298, respectively, from $488 and $1,396, respectively, in the comparable prior year periods. Cost of product sales for the three and nine month periods ended September 30, 1999 includes approximately $541 and $922, respectively, of hardware and software components related to the system integration activities of the Joint Venture, compared to approximately $309 and $1,018, respectively, in the prior year periods. The increase in systems integration costs of product sales for the three month period ended September 30, 1999 is due to the increase in sales of such products and their higher material content. For the nine months ended September 30, 1999 the decrease in system integration costs 9 was due to lower sales during the comparable period of 1998. The cost of sales via the company's website for three and nine month periods ending September 30, 1999 increased $572 and $1,156 respectively. The increase in website cost of sales is due to increased direct mail campaigns as compared to the three and nine months ended September 30, 1998. License and royalty cost of sales decreased approximately $21 and $11, respectively, to $12 and $44, respectively, for the three and nine months ended September 30, 1999, compared to $33 and $55, respectively, for the comparable 1998 periods. The decrease is due to decreased technology import tax on the Japanese OEM shipments bundling the Company's handwriting recognition software. Costs incurred in connection with development contract revenues decreased 90% to $10 for the three months ended September 30, 1999 as compared to $98 in the prior period, commensurate with the decrease in contract development revenues. For the nine months ended September 30, 1999, contract development costs decreased 15% to $176 as compared to $208 in the prior period. The decrease is due to a reduction in grant related revenues over the nine months ended September 30, 1999 compared to the same nine month period last year.

Research and development expenses. Research and development expenses for the three and nine month periods ended September 30, 1999 decreased by 3% and 28%, respectively, to $333 and $1,014, respectively, as compared to $344 and $1,409 in the comparable period of the prior year. The decreases were primarily due to reductions of approximately $11 and $211, respectively, in payroll and related costs attributable to a decrease in the number of U.S. based personnel for the three and nine month periods ended September 30, 1999 compared to the same three and nine month prior year periods. Other costs, including facilities and related costs, increased approximately $9 and $184, respectively, for the three and nine month periods ended September 30, 1999 from the comparable prior year periods. The Company did not capitalize any significant software development costs in the three and nine month periods ended September 30, 1999, and 1998.

Sales and marketing expenses. Sales and marketing expenses for the three and nine month periods ended September 30, 1999 decreased 15% and 29% to $504 and $1,335, respectively, as compared to $591 and $1,872 in the comparable periods of the prior year. The decreases were primarily due to decreases of $199 and $426 in salaries and related costs due to reductions in U.S. based personnel associated with the Joint Venture operations in the first and second quarters of the prior year. Other costs increased $112 for the three months ended September 30, 1999 as compared to the same period last year. The increase is primarily due

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

to an increase in professional services in connection with a marketing study of the Company's Web Sales strategies. For the nine months ended September 30, 1999, other costs declined $111, compared to the same periods last year, due primarily to reductions in staffing in the first and second quarters of 1998.


General and administrative expenses. General and administrative expenses for the three and nine month period ended September 30, 1999 decreased 4% and 6% respectively, to $419 and $1,321, respectively, as compared to $437 and $1,403, respectively, in the comparable period of the prior year. This decrease for the three months ended September 30, 1999 was primarily attributable to a decrease in payroll and related costs due to a reduction in personnel associated with the Joint Venture operations. The decrease for the nine months ended September 30, 1999, was due primarily to a reduction of $100 in payroll and related expenses, offset by increases in professional service expenses.

Interest and other income (expense), net. Interest and other income (expense), net, decreased for the three and nine months ended September 30, 1999 due to the increase in credit card processing fees associated with internet sales. The decrease was offset by the extinguishment of debt and associated interest related to the factoring of accounts receivable and equipment purchased in 1997. The associated debt was paid off in January and June of 1998, respectively.

Interest expense. Interest expense increased $12 to $14 during the three months ended September 30, 1999 as compared to $2 in the comparable prior year period. The increase is due to the accrual of interest on the Bridge Loan. For the nine months ended September 30, 1999, interest expense decreased 11% to $16 from $18 in the comparable prior year period.

Preferred stock dividend. The preferred stock dividend relates to cumulative dividends of $1.25 per share, per annum, compounded quarterly and semi-annually, respectively, whether or not declared, on the convertible preferred stock outstanding during the three and nine month periods ended September 30, 1998. All Series A Preferred and Series B Preferred Stock was converted into shares of common stock by November 1998. Accordingly, no preferred stock dividends were paid in 1999.

Liquidity and Capital Resources

At September 30, 1999, cash and cash equivalents totaled $768 compared to cash and cash equivalents of $795 at December 31, 1998. The decrease is due primarily to cash used in operating activities of $1,541 and $54 used in investing activities These decreases were offset by $1,568 provided by financing activities consisting of $618 in proceeds from the exercise of stock options by the Company's employees and $750 from the Bridge Loan obtained from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. Total current assets were $1,932 at September 30, 1999 compared to $2,368 at December 31, 1998, and total current liabilities were $2,144 compared to $2,022 for the same periods

As of September 30, 1999, the Company's principal source of liquidity was its cash and cash equivalents of $768. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from the 1999 Loan discussed below and projected revenues will be sufficient to fund planned operations for the near future. However, if, among other things, the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Current liabilities, which include deferred revenue, were $2,144 at September 30, 1999. Deferred revenue, totaling $78 at September 30, 1999, primarily reflects nonrefundable advance non-recurring engineering fees received from the Company's licensees, which are generally recognized as revenue by the Company as the projects are completed. In addition, current liabilities include a Bridge Loan of $750 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, whereby its existing short-term Bridge Loan of $750 was converted into a long term loan in the amount of $1,500 (the "1999 Loan"). On October 20, 1999, the Company received the additional $750 in cash. The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, and is due January 31, 2002. Interest is payable quarterly. The funds can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof. At November 12, 1999, there was $1,500 outstanding under the 1999 Loan, which bore interest at 9.75 per annum.


The Company currently owns 90% of a joint venture with the Ministry of Electronic Industries of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of September 30, 1999, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

In October 1997, the Company entered into an accounts receivable financing agreement under which the Company has the ability to factor its accounts receivable in accordance with the terms of the agreement. The maximum credit available to the Company under the agreement is $1,500, with an advance rate of 80% of the eligible accounts receivable which are less than 90 days old. The term of the agreement is twelve months with annual renewals. A financing fee of 2.1% per month applies to the outstanding balance based on the face value of each invoice. As of September 30, 1999, the Company had no outstanding financed accounts receivable under this agreement. It is unlikely that the Company will finance additional accounts receivable under this agreement due to the cessation of the sale of the Company's hardware products in the retail market.

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

Future Results and Stock Price

The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q
results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None

Part II-Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         During the nine months ended September 30, 1999, the Company has granted stock options to employees and directors for services rendered as follows:

  -----------------------------------------------------------------------------
                   Grant     Number of   Option      Vesting     Expiration
  Grantees         Date      Options     Price       Period         Date
  -----------------------------------------------------------------------------

  Employees (5) Sept. 7,1999  275,000    $ 1.1875     Quarterly   Sept.  7,2006
                                                                  over three
                                                                  years

  Employees (1) Sept.30,1999   10,000    $ 1.3125     Quarterly   Sept. 30,2006
                                                                  over three
                                                                  years

  -----------------------------------------------------------------------------

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





                                   COMMUNICATION INTELLIGENCE CORPORATION
                             ---------------------------------------------------
                                                Registrant



       November 19, 1999                       //Guido Di Gregorio
-------------------------------   ---------------------------------------------
              Date                               Guido DiGregorio
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)