Form 10-K
period 1999-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2000-03-30
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K
 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 1999 Commission File No. 0-19301
                                   -----------

                     Communication Intelligence Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                               94-2790442
     ------------------------------                ------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


275 Shoreline Drive, Suite 500          (650) 802-7888               94065
------------------------------     --------------------------    -------------
Redwood Shores, California         (Registrant's telephone         (Zip Code)
(Address of principal executive   number, including area code)
offices)

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

Yes X   No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. _____

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 27, 2000 was approximately $526,497,030 based on the closing sale price of $6.75 on such date, as reported by the Nasdaq SmallCap Market.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X   No

               The number of shares of Common Stock outstanding as of March 27, 2000 was 83,487,305.

   A list of Exhibits to this Annual Report on Form 10-K begins on page 23.

                     COMMUNICATION INTELLIGENCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                           Page

PART I...................................................................     3
Item 1. Business.........................................................     3
Item 2. Properties.......................................................    12
Item 3. Legal Proceedings................................................    12
Item 4. Submission of Matters to a Vote of Security Holders..............    12
PART II..................................................................    13
Item 5. Market For Registrant's Common Equity and Related
        Stockholder Matters..............................................    13
Item 6. Selected Financial Data..........................................    14
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................    15
Item 8. Financial Statements and Supplementary Data......................    22
Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure.........................................    22
PART III.................................................................    23
Item 10. Directors and Executive Officers of the Registrant..............    23
Item 11. Executive Compensation..........................................    23
Item 12. Security Ownership of Certain Beneficial Owners and Management..    23
Item 13. Certain Relationships and Related Transactions..................    23
PART IV..................................................................    24
Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K.........................................    24

-----------

CIC(R) and its logo, Handwriter(R), Jot(R), and INKshrINK(R) are registered trademarks of the Company. HRS(TM), InkSnap(TM), InkTools(TM), PenX(TM), QuickNotes(TM), RecoEcho(TM), Sign-it(TM), Sign-On(TM), Speller(TM) and WordComplete(TM) are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks generally in those jurisdictions where its products are or will be marketed in the foreseeable future.

Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                     PART I

Item 1. Business

General

     Communication Intelligence Corporation (the "Company" or "CIC") is a leading supplier of natural input and electronic signature solutions aimed at emerging, fast growth, large potential markets such as wireless Internet/info devices and enterprise applications including e-commerce, document automation and corporate security. CIC is headquartered in Redwood Shores, California and has a joint venture, Communication Intelligence Computer Corporation, Ltd. ("CICC" or the "Joint Venture"), in Nanjing, China. Over the past two years, industry leaders such as Compaq, Ericsson, Fujitsu, Legend, Microsoft, Mitsubishi, National Semiconductor, Wacom and Symbian chose to license CIC technologies.

     The Company's core software technologies include multilingual handwriting recognition systems (Jot(R) and the Handwriter(R) Recognition System, referred to as HRS(TM)), dynamic signature verification and capture tools (InkTools(TM), Sign-it(TM), and Sign-On(TM)), ink compression (INKshrINK(R)) and operating system extensions that enable pen input (PenX(TM) and PenX(TM)VC ). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input (WordComplete(TM)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless Internet and information devices such as smartphones, electronics organizers ("PDA'S") and portable web browsers.

     In the 4th quarter of 1997, CIC's newly hired President, Mr. Guido DiGregorio, developed and implemented a comprehensive plan that leveraged key CIC technologies and focused on specific market opportunities with both near-term sales and significant growth potential. The plan included actions which reduced operating costs and expenses (excluding cost of sales) to approximately $6 million for 1998, 50% of 1997 levels, by focusing primarily on software products. This "software only" strategy enabled the Company to eliminate expenses related to hardware products and direct retail sales. The benefits of this strategy continued into 1999, with base costs levels approximately $1 million lower than 1998, excluding cost of goods sold.

     The Company has a three-pronged channel strategy;

o Accelerate the growth of license revenue derived from software products through wireless Internet/info device, smartphone and PC peripheral OEMs.

o Accelerate the sale of aftermarket consumer software offerings via the Company's website and selected on-line resellers.

o    Establish   enterprise  related  sales  growth  by  leveraging   electronic
     signature technologies focused on e-commerce, document automation, and corporate security applications.

OEM Revenues

    The Company's OEM revenues in 1999 (new sales versus the recognition of past years' deferred revenue) more than doubled over 1998 ($2,641,000 vs $1,300,000). This growth was driven primarily by license revenues from Ericsson and Microsoft, of $1,500,000 and $400,000, respectively. OEM revenues in 1998 (new sales versus the recognition of past years' deferred revenue) almost doubled as compared to 1997.

     A key event in 1998 was the consummation of a licensing agreement with Ericsson Mobile Communications AB ("Ericsson") which resulted in an order received in January of 1999. The order covered non-recurring engineering ("NRE") and advanced royalties for porting several CIC products to two smartphone reference designs, one of which ( the R380) is expected to begin shipments in the second quarter of 2000. The Company and Symbian recently announced an agreement which makes Jot available to other members of the Symbian alliance, (Symbian member companies include: Ericsson, Motorola, Nokia, Psion & Matsushita) who collectively represent over 85% of worldwide handset shipments. As a part of this agreement, Jot will also be available to other EPOC platform developers. Industry forecasts for sales of smartphones and communicators, which combine voice, personal information management and Internet access, project 60 million units in 2001 growing to 150 million units by 2002. (data source: Bank of America-Equity Research & Symbian). The Company believes that significant royalty revenues from this and subsequent agreements will be generated beyond 2000 based on these forecast smartphone shipments.

     In addition, the Company believes that certain other OEM agreements/orders consummated in 1999 represent significant license revenue potential in 2000 and beyond. These include an order from National Semiconductor covering natural input solutions for National's new Geode(TM) WebPAD(TM) product. This portable, wireless device allows full interaction with the Internet within 500 feet of the PC or base station. National Semiconductor intends to license this reference design to other major OEM's which should significantly enhance market coverage and shipment potential. In addition, Vtech, who licensed Jot(R) in 1998, forecasts significant demand for its new, low cost, electronic organizer ("PDA"). Vtech also intends to license their proprietary operating system called the VT-OS(TM) to other organizer manufacturers. CIC anticipates additional licensing agreements with OEM licensees of the VT-OS(TM), the first of which is the recently announced agreement with Top Technologies in Israel.

Key OEM licensing customers at December 31, 1999 include:

  Licensee              Product(s) licensed            Application of product
---------------     ----------------------------  ------------------------------

Compaq             Speller(TM) & QuickNotes(TM)  Handheld PC Pro
Ericsson           Jot(R), QuickNotes(TM) &      Smart Cellular Phone
                    Sign-it(TM)
Fujitsu            HRS(TM), PenX(TM),PenX(TM)VC  Windows & Windows CE Pen
                    & InkTools(TM)                Computers
Hitachi            Jot(R)& Speller(TM)           Handheld PC & Handheld PC Pro
Interlink          Sign-it(TM)for Acrobat(R)     Digitizer tablet
Intermec/Norand    HRS(TM)& PenX(TM)             Windows Pen Computers
Microsoft          Jot(R)                        Palm-size PC operating system
MiddleSoft         Jot(R)& InkTools(TM)          Linux offering to be announced
                                                  by MiddleSoft
Mitsubishi         PenX(TM)                      Windows Pen Computers
Mutoh              PenX(TM)                      Windows Pen Computers
National
Semiconductor      Jot(R)                        Wireless Internet Access Device
Telxon             CIC Soft Keyboard             Windows Pen Computers
Vtech              Jot(R)                        Electronic Organizer
Wacom              Chinese Handwriter(R)&        Digitizer tablet
                    Sign-it(TM)
 Walkabout          PenX(TM)                     Windows Pen Computers

Aftermarket Consumer Sales

     Consumer sales of the Company's software sold primarily via CIC's website, (www.cic.com), increased more than 400% in 1999 versus 1998, from $341,000 to $1,718,000. In 1998, sales increased approximately 900% vs 1997. This growth reflects rapid and effective porting of Jot(R) and QuickNotes(TM) to the
Palm(TM) operating system and new products introduced for the Palm(TM) OS including InkSnap, Word Complete, RecoEcho and Sign-On(R), the first biometric signature verification security utility for Palm organizers. Direct-mail programs, e-mail campaigns, pricing promotions, and website enhancements are utilized to drive web-based sales. A list of on-line resellers of CIC's products as of December 31, 1999 include:

                Digital River.com            Beyond.com

                Handango.com                 Downloadwarehouse.com
                Releasesoft.com              Egghead.com
                Mobileplanet.com             SoftwareBuyLine.com
                Techwave.com                 CompuServ.com
                Palmgear.com

     CIC expects significant growth in aftermarket consumer sales in 2000 and beyond based on the large and growing installed base of handheld electronic organizers, estimated at over 5 million units, and projected to more than double by the end of 2000. (Source: Dataquest). In September 1999, the Company commissioned market research which confirmed that its products significantly increase the usability of electronic organizers suggesting high adoption rate potential. The Company is developing a media campaign aimed at generating high levels of awareness of the Company's products among current organizer users in order to bring potential customers to our website. The potential for aftermarket software sales has been significantly enhanced with the merger of smartphones and the Internet. The Company believes that as the telecommunications industry and its service providers lay the foundation for e-commerce done from the palm of your hand through the wireless Internet, the potential for downloading software to ten's of millions of smartphones is nearing reality.

Enterprise Sales

     The Company's sales efforts in 1999 focused on leveraging its electronic signature solutions in emerging, fast growth, large potential applications such as e-commerce, document automation and corporate security. This involved direct business development activity in signature dependent vertical markets including financial services, insurance, health care, and real estate in an effort to secure agreements for initial installations of CIC products which have the potential for significant rollout and follow-up sales. The Company believes meaningful sales will result in 2000 and beyond based on the substantive progress made with target accounts, present status of agreements, ongoing negotiations and sales activity with strategic partners.

China

     The Company owns 90% of a Joint Venture in the People's Republic of China (the "PRC"). CICC was established in 1993 to respond to the large potential market for pen-computing software in the PRC, particularly Chinese handwriting recognition. Since the Chinese language has over 10,000 written characters, it is extremely difficult and inefficient to perform computer input with a keyboard. CICC introduced Chinese handwriting recognition for the desktop market over two years ago. In January 1999, CICC introduced a product specifically designed for Palm-sized PCs which combines the most frequently used input methods, Chinese handwritten character recognition, handwritten Pin-Yin and Roman character recognition, into one product. The Company expects to receive significant orders from Wacom, the largest digitizer tablet manufacturer in the world, and from Legend, the largest computer manufacturer in the PRC. The Company believes these orders will confirm the success and acceptance of the Chinese versions of our core input technologies.

Three basic sales strategies have been established for CICC:

o The Systems Integration ("SI") operation provides services to Chinese businesses, government users and other joint ventures in the PRC involving the sale of desktop and other computer products with a focus on office automation and Material Replenishment Planning ("MRP") software.

o The Handwriter(R) operation focuses on the sale of Handwriter(R) tablets to both end users and dealers leveraging CICC's Chinese recognizer software. CICC is a leading supplier of Handwriter(R) products to the Chinese Government.

o The OEM sales strategy involves the sale and licensing of handwriting recognition, electronic signature solutions, and other software products to the emerging Chinese computer and smart phone OEM market.

     Although overall 1999 revenues for CICC were down 14% from 1998 to $1,620,000 from $1,879,000, license revenue of CIC core technologies to OEMs and enterprises doubled over 1998. The decline in sales reflected lower revenues from the Systems Integration operation due to reduced spending on the part of western companies located in China which represented 90% of historical SI revenues. CICC changed its sales focus in 1999 to Chinese companies and government facilities which increased sales to these customers by 41% offsetting some of the reduced sales to ex-patriot companies.

     The Company believes that with the emerging market in China for wireless Internet/info devices, the acceptance of our products by leading OEMs, the legitimacy and stability provided by the Joint Venture and the explosive growth potential of the China market, now enhanced by World Trade Organization membership, CICC will provide significant growth potential in 2000 and beyond.

Segments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December 31, 1998, and the Company's information has been broken down into two Segments - Handwriting recognition software and Systems integration. For further information see Note 9 to the Company's Consolidated Financial Statements.

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

     Natural Input Technologies. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, predictive text entry, and electronic ink capture technologies. Many small handheld devices such as electronic organizers, pagers and smart cellular phones do not have a keyboard. For such devices, handwriting recognition and software keyboards offer the most viable solutions for performing text entry and editing. CIC's predictive text entry technology simplifies data entry even further by reducing the number of actual letters required to be entered. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages.

     Transaction and Communication Enabling Technologies. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, and data compression.

Products

Key CIC products include the following:

 Handwriter(R) and Jot(R)   Handwriting recognition software
 WordComplete(TM)           Predictive text entry software
 INKshrINK(R)               Electronic ink  data  compression  software
 QuickNotes(TM)             Electronic  notetaking software
 Sign-it(TM)                Digital signature support for Word '97 and
                            Acrobat(R)4.0
 Sign-On(TM)                Biometric  signature  verification  software
                            for device access
 InkTools(TM)               A  suite  of  application   development  tools
                            for electronic signatures
 PenX(TM) VC                Operating system extension for Windows NT
                            with Citrix Metaframe

Products that were introduced and first shipped in 1999 include:

 InkTools(TM)  1.0 for  Windows CE 2.11 or later
 Handwriter(R)  CE 1.0 for
 Windows  CE 2.11 or later
 PenX  VC(TM) 1.0 for  Windows  NT4 with  Citrix
   Metaframe
 PenX(TM) 1.7 for Windows 32 bit operating systems
 RecoEcho(TM)1.0 for  Palm
 InkSnap(TM)  1.0 for  Palm
 WordComplete(TM)  1.0 for  Palm
 Sign-On(TM) 1.0 for Palm
 CIC Software Keyboard 1.0 for Windows CE 2.11, Windows 95, 98 and NT4.0 Jot(R) for EPOC
 Jot(R)  for  VT-OS(TM)
 Sign-it(TM)  1.0  for  Adobe(R) Acrobat(R)  4.0
 Sign-it(TM)  Secure  1.0  for  Adobe(R)   Acrobat(R)  4.0
 Sign-it(TM)  Plus 2.0 for Adobe(R)  Acrobat(R) 4.0
 Sign-it(TM) Pro 2.0 for Adobe(R) Acrobat(R) 4.0
 Sign-it(TM) Secure 2.0 for Adobe(R) Acrobat(R) 4.0

     Handwriting recognition software analyzes the individual strokes of characters written with a pen/stylus and converts these stokes into an "ASCII" text character. This software is especially useful for portable electronic devices that are too small to employ a keyboard, and for the input of ideographic script characters such as those used in written Chinese and Japanese. The Company currently has two recognition system offerings, HRS(TM) and Jot(R).

     CIC's Handwriter(R) Recognition System ("HRS(TM)") is an award-winning software solution for recognizing handwritten input on Windows(R) based pen computers and desktop PCs. HRS(TM) accurately recognizes handwritten characters with no recognizer training required, so the user can write naturally. HRS(TM) is a full-context recognizer that offers some unique features such as automatic spacing between words and automatic capitalization of the first letter of new sentences. HRS(TM) software is currently shipping on many of the leading Windows(R) based pen computers. Vertical market licensees of HRS(TM) who are currently shipping devices using the recognizer include Fujitsu, Intermec, Mitsubishi and NEC/Philips. The Chinese version of the HRS(TM) recognizer is also available for OEM licensing worldwide.

     Jot(R) is a print-based recognizer that is specifically designed for small form factor devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot(R) offers a patented user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to memorize unique characters or symbols. This recognizer offers rapid and accurate recognition without requiring the consumer to spend time training the system. Jot(R) is currently licensed to Microsoft and ships with every Palm-size PC. Consumer offerings of Jot(R) include versions for Handheld PCs ("H/PCs"), Palm-size PCs

(upgrade to bundled version) and the PalmPilot(TM) and Palm(TM) organizers. Jot(R) has been ported to many operating platforms including the PalmOS, VT-OS, EPOC, QNX, and OS/9 for the Nortel Smart Phone and is currently under development for others. The standard version of Jot(R), which is available through OEM, enterprise and consumer product offerings, recognizes and supports input of Roman-based Western European languages.

     InkTools(TM), a dynamic signature verification software tool-kit, analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. InkTools(TM) provides an extremely effective and inexpensive biometric security check. Commercial applications for this type of software include document approval, verification of the identity of users participating in electronic transactions, and, securing log-in access to computer systems or protected networks. This software toolkit is used internally by CIC as the underlying technology in its Sign-On and Sign-it products.

     Sign-On(TM) is a new product offering that utilizes the Company's dynamic signature verification technology to provide device access security on portable devices. This provides the additional level of security needed for devices that are increasingly being used in business and generally contain sensitive data. Currently available for the Palm operating system, the product is also being ported to EPOC and other platforms to meet the specifications of new licensees and customers.

     Sign-it(TM) is a family of signature products for enabling the real time capture, binding and verification of signatures within standard consumer applications. The Sign-it(TM) Secure version of the product enables the verified signature to release a Verisign Digital I.D. Organizations wishing to process electronic forms requiring varying levels of security can reduce the need for paper forms by adding signature capture technologies to their workflow solution. Current signature capture solutions include Sign-it(TM) for Word '97 and for Adobe(R) Acrobat(R) 4.0.

     Electronic inking technologies are used to mark-up electronic documents without printing a hard copy, and to make electronic sketches and drawings. Electronic ink is a data type that is made up of pixels versus text characters and, unless compressed, takes up large amounts of computer memory. Electronic ink may also be used to capture signatures or for short handwritten messages. CIC's patented electronic ink compression software, INKshrINK(R), compresses and decompresses electronic ink quickly and efficiently. This facilitates the storage and transmission of electronic ink in a compressed state, which reduces transmission time and the amount of computer memory necessary for storage, thus decreasing the cost of use. Decompression is almost instantaneous, allowing for accurate visual presentation on computer display screens without perceptible delays.

     The Company's products are marketed through three sales approaches: OEM Sales, Enterprise Sales and Consumer Sales. Products sold through OEM Sales and Consumer Sales are included in the Company's Handwriting Recognition segment, while Enterprise Sales are included in either the Company's Handwriting Recognition or System integration Segments depending on the complexity of the automation solution required.

     OEM Licensed Products. CIC currently licenses software products for Windows(R)3.x, Windows(R)'95, Windows(R)'98, Windows(R)NT, Windows(R)CE, EPOC, QNX, VT-OS, and Linux. CIC also ports its products to other platforms to meet the specifications of new licensees. The Company's PenX(TM), Sign-it(TM), and Handwriter(R) Recognition System are licensed for portable PCs utilizing the Windows(R)'95, Windows(R)'98, Windows(R)NT, and Windows(R)CE operating systems and is primarily used for field force automation and in pen-input PC peripherals for desktop use. Jot(R), QuickNotes(TM), Sign-On(TM), WordComplete(TM) and the CIC software keyboard are licensed primarily for the new, smaller classes of Handheld PCs and Palm-size PCs such as those that utilize the EPOC and Windows(R)CE operating systems and handheld communicators such as smart phones and PDAs. New OEM licensing growth is also expected from the licensing of CIC's PenX(TM) pen operating system extensions.

     Enterprise Solution Products. CIC offers several products targeted for markets in the regulatory and security sensitive industries that require workflow  automation  solutions,  such as  electronic  form  filing and  network communication. For these markets, CIC offers several products including InkTools(TM), a high performance Windows(R) (CE, `95 ,`98 and NT) software developer's kit for implementing systems using electronic ink and handwritten signatures. InkTools(TM) provides electronic ink capture and display, signature verification and electronic ink compression. InkTools(TM) is a new release which incorporates ActiveX technology and enhanced Visual Basic support for CIC's primary developer's tool kit, allowing signature capture and verification within computer applications.

     New developments on CIC's PenX(TM)VC, pen extensions for Windows(R), technology have been directed at enabling our enterprise applications to run in a distributed network architecture. The primary focus of these efforts has been in the emerging Independent Computing Architecture ("ICA"), in which PenX(TM) VC enables the full functionality of pen-based clients including PCs with tablets, handheld devices, and Windows(R) pen computers. PenX(TM) VC is currently available and under evaluation in pilot programs at several key customers.

     Consumer Product Offerings. The Company's consumer sales department is charged with the sale of the Company's aftermarket software offerings. The consumer product line currently consists of Jot(R), RecoEcho(TM), Sign-On(TM), WordComplete(TM), QuickNotes(TM) and InkSnap(TM). These product are sold over the Internet on CIC's own website and by other Internet-based electronic resellers. Consumer versions of these products are being sold for users of the Palm connected organizers and Windows(R) CE based Palm-size PCs and Handheld PCs. Much of the growth in consumer sales in 1999 was attributable to sales of these products to users of Palm Computing(R) devices. The Company has also registered two new domain names (Internet website addresses) for use in direct mail campaigns and other special promotions targeting the handheld device installed base which is estimated to consist of more than 5 million users.

History

     The Company was initially incorporated in Delaware in October 1986 as a wholly owned subsidiary of a predecessor corporation with the same name. The Company has a 90%-owned joint venture, Communication Intelligence Computer Corporation, Ltd., with the Information Industry Bureau a provincial agency of the People's Republic of China. The Joint Venture was formed in September 1993.

     In each year since its inception, the Company has incurred losses. In July 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of San Francisco to restructure the Company and its debt. On November 14, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization (the "Plan"), and the Company emerged from bankruptcy. The Plan provided for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Creditors were paid in three approximately equal installments in February 1995, 1996, and 1997, respectively. In addition, under the Plan each holder of the Company's then outstanding shares of Common Stock and Convertible Preferred Stock received one unit, which consisted of two shares of Common Stock and one Common Stock purchase warrant, with an exercise price of $0.50 per share, in exchange for two shares of Convertible Preferred Stock or Common Stock. All unexercised warrants issued pursuant to the Plan expired in December 1994. Since July 1994, the Company has consummated a number of debt and equity financings. For further information concerning these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Copyrights, Patents and Trademarks

     The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its software offerings and technologies. There can be no assurance, however, that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products or technologies will not be subject to infringement by others. The Company's licensees and distributors have access to proprietary information of the Company. In addition a substantial portion of the Company's technology and know-how are trade secrets, and are not protected by patent, trademark or copyright laws. The Company has a policy of requiring its employees and contractors to respect proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed to them. There can be no assurance that the measures taken by the Company to protect its technologies, products and other proprietary rights will adequately protect it against improper use.

     Certain technological processes originally implemented in the Company's software offerings were developed and patented by Stanford Research Institute ("SRI") and SRI assigned those patents, which subsequently expired, to the Company. The Company has made significant improvements to the original technologies and additional patents relating to such technological improvements have been applied for or issued. Therefore, the Company does not believe that the expiration of the SRI patents has had or will have a significant effect on its operations. Other major elements of the Company's software offerings and technologies were developed by the Company and have been patented. Certain of the Company's existing patents expire between the years 2002 and 2005. The Company is unable to predict at this time the impact to its business, if any, from such expiration.

     CIC(R) and its logo, Handwriter(R), Jot(R), and INKshrINK(R) are registered trademarks of the Company. HRS(TM), InkSnap(TM), InkTools(TM), PenX(TM), QuickNotes(TM), RecoEcho(TM), Sign-it(TM), Sign-On(TM) Speller(TM) and WordComplete(TM) are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks generally in those jurisdictions where its products are or will be marketed in the foreseeable future.

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

Seasonality of Business

     Historically, The Company has not experienced seasonal trends affecting sales of its products or the development or licensing of its technologies.

Material Customers

     Historically, the Company's Handwriting recognition segment revenues have been derived from a limited number of customers. One customer accounted for 27% and 7% of the Company's Handwriting recognition segment revenues in 1999 and 1998, respectively. Three customers accounted for approximately 27%, 16%, and 15%, respectively, of the Company's Handwriting recognition segment revenues in 1997. The loss of any significant customer or other source of revenue could have a material adverse effect on the Company.

Backlog

     At December 31, 1999, backlog approximated $35,000 representing NRE associated with the Middlesoft and National Semiconductor agreements. At December 31, 1998, backlog approximated $782,000 representing NRE and pre-paid royalties associated with the Ericsson agreement. The Company had no significant backlog at December 31, 1997.

Competition

     The markets for CIC's offerings are competitive, and have attracted a number of competitors within certain product markets. The Company intends to be responsive to emerging market demands as well as competitive threats in those specific markets where there is competition. While these competitors may pose a threat to the Company's efforts to gain market share within certain markets, the Company believes these competitors also help bring attention to and build awareness for pen-input solutions. Certain competitors of the Company have substantially greater financial and other resources than that of the Company. The Company faces competition at different levels. Certain competitors have developed or are developing software offerings which may compete directly with the Company's offerings. Most of the direct competitors of CIC have focused only on one element of such offerings, such as handwriting recognition technology, signature capture/verification or pen-based operating environments or other pen-based applications. While the Company believes that it has a competitive advantage in some cases due to its range of product offerings, there can be no assurance that competitors will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies or that would render the Company's products or technologies obsolete or non-competitive. Competitors of the Company include certain of the Company's current and potential strategic partners and customers who are developing or acquiring alternative products and technologies to those offered by the Company. There can be no assurance that companies with which the Company has established or will establish distribution, license, product development or other strategic relationships will not choose to market competitive technologies or products developed internally or acquired from third parties. The Company's strategic partners also have had access to proprietary information of the Company, and there can be no assurance that the Company's confidentiality agreements with its strategic partners will adequately protect it against the improper use of such proprietary information.

Joint Venture in the People's Republic of China

     The Company currently owns 90% of the Joint Venture with the Information Industry Bureau of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). As of December 31, 1998, the Company had contributed an aggregate of $1.8 million in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights, and the Agency had contributed certain land use rights. In 1998, the registered capital of the Joint Venture was reduced, and as a result, pursuant to the terms and provisions of the Joint Venture agreement, no further contributions are required by either party. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Venture in the People's Republic of China."

Employees

     As of March 27, 2000, the Company and the Joint Venture employed an aggregate of 74 full-time employees, 29 of which are in the United States and 45 of which are in China. From time to time, the Company also engages additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company's employees is a party to a collective bargaining agreement.

Geographic Areas

     For the years ended December 31, 1999, 1998, and 1997, , the Company's export sales as a percentage of total revenues were approximately 36%, 16%, and 40%, respectively. The increase in export sales in 1999 is due to the recognition of licensing revenues from Ericsson. The decrease in export sales in 1998 was due to the recognition in 1997 of deferred royalty revenue of approximately $1,424,000 from foreign customers for which the Company had no further obligation to provide additional software or services compared to $403,000 in 1998. In conjunction with the Company's current business strategy, all licensing activities for the Company's software technologies will be conducted from the United States. Accordingly, in December 1997, the Company closed its sales office in Japan. The Company maintains certain agreements with Japanese customers; however the revenues are derived from the Company's U.S. operations. Due to the volume of the Company's sales on its website, and the selling price of the products offered, it is not economically feasible to track individual sales by country.

     The Company is subject to various risks in connection with the Joint Venture in the People's Republic of China, including the risks commonly associated with doing business abroad. For further information see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 9 to the Company's Consolidated Financial Statements.

Year 2000

     Year 2000 issues arose because most computer systems and programs were designed to handle only a two-digit date code for the year, not a four-digit code. Thus, the Year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. CIC's software products as developed and distributed by CIC are not date sensitive, and therefore Year 2000 issues are not applicable to such products.

     Management as a whole is responsible issues arising from Year 2000 problems. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes that its internal software programs are Year 2000 compliant. The Company has not received any reports of malfunctions or errors in any of its products related to the change to the Year 2000. The Company does not anticipate that it will experience any material difficulties with Year 2000 issues in the future, and therefore has not formalized any contingency plan. The Company has been informed by third parties which it does business with that they are Year 2000 compatible, and has not experienced any major interuptions or difficulties with its thirs party relationships.

Forward Looking Statements

     Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

Item 2. Properties

     The Company currently leases its principal facilities (the "Principal Offices"), consisting of approximately 11,717 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2001. In addition, the Company sub-leases to a third party approximately 3,200 square feet of space adjacent to the Principal Offices. The sub-lease expires in 2001. The Company originally leased the additional space in 1997 in order to accommodate additional personnel hired by the Company in the last three months of 1996 in connection with its increased marketing activities at that time. Due to the Company's current business strategy and other cost reduction programs, the additional space is not required at this time. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. The Company anticipates that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its current facilities will be suitable for it to continue operations in the forseeable future.

Item 3. Legal Proceedings

     As of March 15, 2000, the Company was not a party to any legal proceeding, which, if adversely determined, would have a material adverse effect on its business. In July 1994, the Company filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November 1994, the Plan was approved and confirmed, and the Company emerged from bankruptcy. See "Item 1.Business-History."

Item 4. Submission of Matters to a Vote of Security Holders

     None
                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market under the trading symbol CICI. In September 1991, the Company's Common Stock was first listed on the Nasdaq SmallCap Market, and in June 1993 it was listed on the Nasdaq National Market. In July 1994 (during the Company's Chapter 11 reorganization proceedings), the Company's Common Stock was delisted for failure to meet Nasdaq's continued listing requirements. From July 1994 to July 1996, quotations concerning the Common Stock were reported on the OTC Bulletin Board. In July 1996, the Company's Common Stock was relisted on The Nasdaq SmallCap Market. The following table sets forth the high and low sale prices of the Common for the periods noted.

                                                                  Sale Price
                                                                  Per Share
     Year    Period                                             High      Low

     C>

     1998    First Quarter...................................   $ 1.75  $ 1.03
             Second Quarter..................................   $ 1.22  $ 1.00
             Third Quarter...................................   $ 1.19  $ 0.59
             Fourth Quarter..................................   $ 0.91  $ 0.41
     1999    First Quarter...................................   $ 2.50  $ 0.69
             Second Quarter..................................   $ 2.59  $ 0.97
             Third Quarter...................................   $ 1.47  $ 1.00
             Fourth Quarter..................................   $ 8.25  $ 0.88
     2000    First Quarter (through March 27, 2000)..........   $12.03  $ 6.19


     As of March 27, 2000, the closing sale price of the Common Stock on the Nasdaq SmallCap Market was $6.75 per share and there were approximately 650 registered holders of the Common Stock.

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

     During the three months ended December 31, 1999, the Company has granted stock options to employees and directors for services rendered as follows:

                    Grant        Number of     Option    Vesting     Expiration
  Grantees           Date        Options       Price     Period         Date
--------------------------------------------------------------------------------

 One Employee   Nov. 22, 1999    400,000    $  1.1875   Quarterly  Nov. 22, 2006
                                                                   overthree
                                                                   years

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of December 31, 1999, 1998, 1997, 1996 and 1995 and for each of the years in the five-year period ended December 31, 1999 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            Year Ended December 31,
                              --------------------------------------------------
                                1999      1998       1997       1996       1995
                              --------------------------------------------------
                                    (In thousands, except per share amounts)

Statement of Operations Data:
Revenues..................... $ 6,518  $  4,581   $  5,516  $   2,887  $  2,314
Research and
development expenses(1)......   1,363     1,989      2,360      1,672     1,355
Sales and marketing
 expenses....................   1,877     2,015      6,257      3,282     2,613
General and administrative
 expenses..............         1,683     1,889      2,663      2,037     1,717
Loss from operations.........  (1,722)   (3,285)   (11,627)    (6,535)   (5,534)
Net loss available to
 common stockholders(2)......  (1,740)   (3,592)   (16,940)    (6,356)   (5,595)
Basic and diluted loss
per common share.............  ( 0.02)   ( 0.06)  (   0.37)    ( 0.15)   ( 0.16)

                                           As of December 31,
                        --------------------------------------------------------
                            1999       1998        1997       1996         1995
                        --------------------------------------------------------
                                             (In thousands)

Balance Sheet Data:
Cash, cash equivalents
 and restricted cash....  $  2,374   $  1,045    $   5,485  $ 11,325   $   7,459
Working capital (3).....     2,929        346        2,721     8,284       3,763
Total assets............     4,963      3,354        7,491    13,503       9,776
Deferred revenue........        35        651          440     2,006       2,570
Long-term obligations...     1,338          -            8        32         830
Redeemable securities(4)         -          -            -     9,417           -
Stockholders' equity
 (deficit)(5)...........     2,349      1,332        3,989       (82)      4,010

-----------

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $9, $17, and $20, for the years ended December 31, 1999, 1998, and 1995, respectively. No software development costs were capitalized in the years ended December 31, 1997 and 1996, respectively.

(2) The Company's 1997 net loss applicable to common stockholders includes a one-time, non-cash charge of $4.9 million related to the embedded yield on the Company's Series A Preferred Stock issued in December 1996 due to the discounted conversion provisions of such stock and the cumulative dividends of $1.25 per share, per annum on Series A Preferred Stock. Includes dividends on Series A Preferred Stock and Series B Preferred Stock of $435 and $564 for the years ended December 31, 1998 and 1997, respectively.

(3) Current liabilities used to calculate working capital at December 31, 1999, 1998, 1997, 1996, and 1995 include deferred revenue of $32,
         $651, $440, $2,006, and $2,570, respectively.

(4) For details, refer to Note 5 to of the Company's Consolidated Financial Statements included in Item 8 of this Form 10-K.

(5) The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     History. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 1999, losses aggregated approximately $34 million and, at December 31, 1999, the Company's accumulated deficit was approximately $71 million. In July 1994, the Company filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization and the Company emerged from bankruptcy. See "Item 1. Business - History."

     Revenue Recognition. In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practice when adopted. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1999.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model, and generally ends upon the release of the product. As of December 31, 1999, 1998 and 1997, such costs were insignificant.

     Significant Customers. One customer accounted for 27% of the Company's revenues in 1999. No one customer accounted for more than 10% of total revenues in 1998. Three customers accounted for approximately 27%, 16%, and 15%, respectively, of the Company's revenues in 1997.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations included in this Annual Report on Form 10-K. The Company recorded a net foreign currency transaction gain of $59,000 and $55,000 for the years ended December 31, 1999 and 1998, respectively, and a loss of $101,000 for the year ended December 31, 1997.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 1999 of 18,919,000 based upon the Company's history of losses.

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

Results of Operations

Years Ended December 31, 1999 and December 31, 1998

     Revenues. The Company's product sales for the year ended December 31, 1999 increased $429,000 or 14%, to $3,411,000 from $2,982,000 in the prior year.
Sales of the Company's products offered via its website increased $1,376,000 or 402%, to $1,718,000 from $342,000 in the prior year. This increase was due to increased direct mail campaigns and acceptance of the Company's new software product offerings, sold over the Internet, aimed at the handheld computer market. Hardware sales decreased $670,000 or 90%, to $78,000 for the year ended December 31, 1999 compared to $748,000 in the prior year. This reduction in hardware sales resulted from the Company's transition from a combined hardware and software company to a company focused primarily on software. Systems integration activities of the Joint Venture decreased $259,000, or 14%, in 1999 to $1,620,000 compared to $1,879,000 in 1998. This decrease is due to two major contracts recorded in the second and third quarters of 1998 which were not repeated in 1999.

     Revenues from license and royalty fees for the year ended December 31, 1999 increased by $1,341,000 or 103%, to $2,641,000 from $1,300,000 for the prior year. The increase was primarily attributable to the recognition of $1,500,000 of license fees for the Company's Jot software product to be sold on Ericsson mobile smartphones.

     Revenues from development contracts in 1999 increased 56% to $466,000 from $298,000 for the prior year due primarily to increases in non-recurring engineering revenues. Revenues from development contracts in 1999 were primarily attributable to porting of the Company's software to third party products such as smartphones and web browsers. Revenues from development contracts in 1998 and 1997 were primarily attributable to grants awarded by the National Institute of Standards and Technology and the National Science Foundation.

     Cost of Sales. Cost of sales is composed of costs from product sales, license and royalty fees and development contracts. Cost of product sales for the year ended December 31, 1999 increased 76% or $1,294,000 to $2,992,000 compared to $1,698,000 in the comparable prior year. The increase is primarily due to the increase in the Company's direct mail activities associated with the sale of software products via its website. Cost of product sales in 1999 consisted of cost of materials, approximately $1,160,000 of which related to the hardware and software components involved in the systems integration activities of the Joint Venture compared to $1,420,000 in 1998, and $1,803,000 in direct mail campaign costs compared to $4,000 in the comparable prior year. Product costs related the Company's discontinued Handwriter(R) product sales in 1999 amounted to $29,000 compared to $278,000 in 1998. License and royalty costs remained unchanged and amounted to approximately $63,000 in 1999 and 1998, respectively. Costs incurred in connection with development contracts revenue are expensed as incurred, and increased 24% in 1999 compared to the prior year, commensurate with the increase in development contracts revenue compared to the same period in the prior year.

     Gross Margin. Gross margin in 1999 increased 23% to $3,197,000 compared to $2,609,000 in 1998. This increase was due primarily to an increase in licensing and royalty fees compared to the prior year. Product gross margins decreased to $419,000 compared to $1,284,000 in the prior year. This decrease was due primarily to the costs of direct mail campaigns associated with the Company's sales via its website. Development contract gross margins increased 137% to $204,000 in 1999 compared to $86,000 in the prior year. This increase is commensurate with the increase in development contract revenues.

     Research and Development Expenses. Research and development expenses decreased 31% or $626,000 to $1,363,000 in 1999 from $1,989,000 in the prior year. Salaries and related costs decreased 12% in 1999 or $151,000 to $1,134,000 from $1,285,000 recorded in the prior year. This decrease resulted from reductions in U.S. based personal and transfer of engineering development work to the Joint Venture in China. Other expenses including facilities and related costs, service and support costs, and other costs decreased $457,000, or 52% in 1999, to $419,000 from $876,000 compared to the prior year. The reductions were due to the transfer of engineering development work to the Joint Venture in China where labor and other costs are less expensive and the reduced support of hardware products sold in prior years. These decreases were offset by increases in 1999 for travel and related expenses, training fees and software developers dues and subscriptions of $31,000. In addition, overhead costs associated with development contracts transferred to cost of goods sold increased 24% to $262,000 in 1999 compared to $212,000 in the prior year. This increase is commensurate with the increase in development contract revenue.

     Sales and Marketing Expenses. Sales and marketing expense for the year ended December 31, 1999 decreased 7% or $138,000 compared to the prior year. Payroll and related costs in 1999 decreased 19% or $165,000 due primarily to reductions in U.S. personnel related to the Joint Venture operations in China in the second quarter of 1998. During the third and fourth quarters of 1999, the Company increased its domestic sales force. Other costs associated with the reduction in personnel, such as facilities and miscellaneous expenses, decreased $161,000 or 20% in 1999 to $641,000 from $802,000 in the comparable prior year. Advertising and promotion expense decreased $49,000 or 21% to $188,000 in 1999 from $237,000 in the comparable prior year. This decrease was due to the Company's efforts in direct mail campaigns, which costs are a component of cost of goods sold. These reductions were offset by increases in professional services associated with marketing studies, recruiting and other expenses of $112,000. Commission expenses increased $110,000 commensurate with the increase in sales as compared to the same twelve month period last year.

     General and Administrative Expenses. General and administrative expenses decreased 11% or $206,000 to $1,683,000 for the year ended December 31, 1999 from $1,889,000 for the comparable prior year period. Payroll and related costs in 1999 decreased 12% or $62,000 due to reductions in U.S. personnel related to the Joint Venture operations in China in the second quarter of 1998. Other costs related to the reduction in personnel, including travel and facilities costs were reduced $102,000. Other expenses including provisions for bad debts, patent amortization and other costs decreased $164,000 in 1999 compared to the same prior year period. These reductions were partially offset by increases in recruiting and other professional services, insurance, and investor relation expenses of $122,000 compared to the same twelve month period last year.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense) net, declined 76% to $35,000 from $147,000 in the prior year. This decrease resulted from a decrease in interest income due to lower cash balances during the year, the write off of the loan discount on long-term debt of approximately $20,000, and fees associated with credit card sales from the Company's website of approximately $59,000.

     Interest Expense. Interest expense increased in 1999 compared to the prior year due to bridge loans and subsequent conversion to long-term debt to fund the Company's operations in 1999. Interest expense in 1998 related to an accounts receivable financing arrangement and an equipment loan which were paid off in January and June 1998, respectively.

     Preferred Stock Dividends. Preferred stock dividends relate to cumulative dividends of $1.25 per share, per annum, compounded semi-annually or quarterly, respectively, whether or not declared, on the Series A and Series B Preferred Stock. All of the shares of the Company's Series A and Series B Preferred Stock were converted into Common Stock in November 1998 accounting for the decrease from the amount recorded in 1998.

Years Ended December 31, 1998 and December 31, 1997

     Revenues. Product sales for the year ended December 31, 1998 decreased $264,000, or 8%, to $2,982,000 from $3,246,000 in the prior year. The decrease was due to the Company's transition from a combined hardware and software company to a company focused primarily on software. Hardware sales decreased $1,207,000, or 62%, to $748,000 for the year ended December 31, 1998 compared to $1,955,000 in the prior year. This reduction in hardware sales was partially offset by an increase of $305,000, or approximately 850%, in software products sold over the Internet via the Company's website for the year ended December 31, 1998 compared to the prior year. In addition, systems integration activities of the Joint Venture increased $404,000, or 27%, in 1998 to $1,879,000 compared to $1,475,000 in 1997. Other sales including software solutions utilizing the Company's software and third party hardware and replacement and spare hardware and software components for the Company's installed hardware base not included above amounted to $234,000 for the year ended December 31, 1998 compared to $92,000 in the prior year.

     Revenues from license and royalty fees for the year ended December 31, 1998 decreased by $542,000, or 29%, to $1,300,000 from $1,842,000 for the prior year. The decrease was primarily attributable to the recognition in the prior year of approximately $1,424,000 of royalty revenues deferred in prior years that were recognized on agreements for which the Company had no further obligations to deliver additional software or services, compared to $404,000 recognized in 1998.

     Revenues from development contracts for 1998 decreased 30% to $298,000 from $428,000 for the prior year due primarily to reductions in non-recurring engineering revenues. Revenues from development contracts in 1998 and 1997 are primarily attributable to grants awarded by the National Institute of Standards and Technology and the National Science Foundation.

     Cost of Sales. Cost of sales is composed of costs from product sales, license and royalty fees and development contracts. Cost of product sales in 1998 consisted primarily of cost of materials, approximately $1,420,000 of which related to the hardware and software components involved in the systems integration activities of the Joint Venture and the remainder of which related to material and other costs of the Company's discontinued Handwriter(R) product sales. Cost of product sales decreased 69% to $1,698,000 from $5,458,000 in the prior year. In the fourth quarter of 1997, the Company wrote down its Handwriter products finished goods inventory by approximately $1,600,000 due to the intended withdrawal of its Handwriter product from the retail market in the first quarter of 1998. In addition, the Company charged approximately 300,000 to product cost of sales in the fourth quarter of 1997, related to noncancelable manufacturing license agreements associated with the Handwriter products entered into in 1997. License and royalty costs decreased by approximately $69,000, or 52%, to $63,000 in 1998 from $132,000 in 1997. This decrease in license and royalty costs related primarily to decreases in capitalized software amortization and software maintenance. Costs incurred in connection with development contracts revenue are expensed as incurred, and decreased 22% in 1998 compared to the prior year, commensurate with the reduction in development contracts revenue in the same period.

     Gross Margin. The gross margin increased to $2,609,000 in 1998 from a negative margin of $347,000 in 1997. This increase was due to a shift from low margin retail hardware sales to the sales of the Company's higher margin software products, and there being no write-offs in 1998 similar to the write-offs in 1997 of Handwriter(R) inventory and non-cancelable manufacturing licenses as discussed above.

     Research and Development Expenses. Research and development expenses decreased $371,000, or 16%, to $1,989,000 in 1998 compared to $2,360,000 in the prior year. Salaries and wages decreased $465,000, or 23%, to $1,535,000 compared to $2,000,000 in the prior year. This decrease was due to the reduction in domestic staffing due to moving the development of the Chinese character recognition system to the Joint Venture which has a lower average salary per person. Outside engineering costs decreased $155,000, or 99%, in 1998 to $2,000 from $157,000 in the prior year. This decrease was due to the elimination of outside development for the Company's discontinued hardware products. Other overhead costs, including facilities and related expenses, increased $150,000, or 74%, to $353,000 from $203,000 in the prior year. This increase was due primarily to the decrease in applied overhead to cost of sales from the reduction in development contract revenues and increases in the development effort by the Joint Venture.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 68%, or $4,242,000, to $2,015,000 for the year ended December 31, 1998 compared to $6,257,000 in the prior year. Salaries, wages, and related costs decreased by $1,821,000, or 70%, to $774,000 compared to $2,595,000 in the prior year, due to reductions in staffing as the Company discontinued its sales efforts related to hardware products in the corporate and retail markets. In addition to the reductions in the Company's sales force, outside services particular to the retail market, such as retail site visits and product display, were also discontinued. The cost reduction related to these services amounted to approximately $354,000, or 96%, of the amount incurred during the same period last year. Advertising and promotion expense decreased $1,843,000, or 89%, to $237,000 in 1998 compared to $2,080,000 in the prior year. This decrease was due to the reduction in costs associated with in-store hardware product positioning and advertising in the retail channel. Other costs including facilities and related costs, recruiting and training materials costs associated with the combined corporate and retail hardware effort decreased $224,000, or 18%, compared to the prior year.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1998 were $1,889,000, a decrease of $774,000, or 29%, compared to $2,663,000 in the prior year. Salaries and related expenses decreased $184,000 to $570,000 from $754,000 during 1997. The decrease in salaries and related expenses resulted from a decrease in the number of personnel. Professional services including legal, accounting, and investor relations expenses decreased approximately $479,000 during the year ended December 31, 1998 to $727,000 from $1,206,000 in the prior year. The decrease is due primarily to the reduction in expense for the number of registration statements filed with the SEC in 1998 related to financings compared to 1997, and the shift of investor relations activities from outside services to internal personnel. Other costs including insurance, telephone, recruiting, and miscellaneous expenses decreased $151,000 to $551,000 from $702,000 during the prior year. The reduction in other costs is due primarily to the reduction in personnel, the number of recruiting efforts, and directors and officers insurance costs.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense), net was $147,000 in 1998 compared to an expense of $322,000 in 1997. The decrease in expense was due to a one-time, non-cash charge of $484,000 in 1997 for 300,000 warrants issued on March 28, 1997, and effective as of December 31, 1996, to holders of 100% of the then issued and outstanding shares of Series A Preferred Stock in exchange for the execution of a waiver to certain provisions of the registration rights agreement entered into in connection with the private placement of the Series A Preferred Stock in December 1996. See Note 5 in the Consolidated Financial Statements.

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


Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1999 totaled $2,374,000 compared to cash and cash equivalents of $795,000 at December 31, 1998. This increase was primarily attributable to the $4,296,000 of cash from financing activities offset by $2,656,000 used by operations, and $61,000 of cash used in investing activities in 1999. In 1999, the effect of exchange rate changes on cash was immaterial.

     At December 31, 1999, current liabilities, which include deferred revenue, were $1,276,000. Deferred revenue, totaling $35,000 at December 31, 1999, primarily reflects advance non-recurring engineering fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which the engineering work is completed.

     As of December 31, 1999, the Company's principal source of liquidity was its cash and cash equivalents of $2,374,000. In each year since its inception, the Company has incurred losses. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

     Joint Venture in the People's Republic of China. The Company currently owns 90% of a joint venture with the Information Industry Bureau, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000,000 to $2,550,000. As of December 31, 1999, the Company had contributed an aggregate of $1,800,000 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights, and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

     Financing. On June 16, 1999, the Company obtained a bridge loan, (the "Bridge Loan") in the amount of $500,000 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. The Bridge Loan was increased by $150,000 and $100,000 in August and September 1999, respectively. Amounts outstanding under the Bridge Loan bore interest at the prime rate plus 2%. The loan was secured by the Company's cash, accounts receivable and other receivables as then owned or thereafter acquired by the Company. The Bridge Loan plus accrued interest was due December 31, 1999.

     On October 20, 1999, the Company entered into a loan agreement with the same charitable remainder annuity trust, whereby the then existing Bridge Loan of $750,000 was converted into a long term loan in the amount of $1,500,000 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, and is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof. The interest rate at December 31, 1999 was 10.25%.

     On October 20, 1999, in connection with the 1999 Loan the Company issued to the charitable remainder annuity trust warrants to purchase 300,000 shares of the Company's common stock. The warrants expire October 20, 2001 and have an exercise price of $1.09 per share. The Company ascribed a value of $179,000 to these warrants, which will be amortized to the Company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%.

     On September 3, 1999, the Company's 90% owned Joint Venture borrowed the equivalent of $96,000, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.12% and was due on March 2, 2000. The borrowings do not require a compensating balance. The note was repaid in January, 2000.

     Operating Lease Commitments. The Company leases facilities in the United States and China. The Company's rental expense for the year ended December 31, 1999 was approximately $376,000. Sublease income was approximately $209,000 and $188,000 for the years ended December 31, 1999 and 1998, respectively. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $517,000, and $431,000, excluding sub-lease income for the years ending December 31, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $98,000 and $82,000 in 2000 and 2001, respectively, in connection with the subleases.

Year 2000

     Year 2000 issues arose because most computer systems and programs were designed to handle only a two-digit date code for the year, not a four-digit code. Thus, the Year 2000 could be interpreted as the year 1900 by such computer systems and programs, resulting in the incorrect processing of data. CIC's software products as developed and distributed by CIC are not date sensitive, and therefore Year 2000 issues are not applicable to such products.

     Management as a whole is responsible issues arising from Year 2000 problems. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes that its internal software programs are Year 2000 compliant. The Company has not received any reports of malfunctions or errors in any of its products related to the change to the Year 2000. The Company does not anticipate that it will experience any material difficulties with Year 2000 issues in the future, and therefore has not formalized any contingency plan. The Company has been informed by third parties which it does business with that they are Year 2000 compatible, and has not experienced any major interuptions or difficulties with its thirs party relationships.

Volatility of Stock Price

     The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

Item 8. Financial  Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On December 8, 1999, the Company dismissed PricewaterhouseCoopers LLP ("Pricewaterhouse") as its independent accountants.

        In connection with the audits conducted and during the subsequent period through December 8, 1999, there were no disagreements between the Company and Pricewaterhouse on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. In addition, the audit report of Pricewaterhouse on the consolidated financial statements of the Company as of and for the years ended December 31,1998 and 1997 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        On December 13, 1999, the Company retained Stonefield Josephson Accountancy Corporation ("Stonefield Josephson") as its independent accountants to audit the Company's financial statements. During the two years ended December 31, 1998 and during the subsequent period ended December 13, 1999, neither the Company nor anyone on its behalf consulted Stonefield Josephson regarding (i) the application of accounting principles to any transaction either completed or proposed, or (ii) the type of audit opinion that might be rendered by Stonefield Josephson on the Company's financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 12, 2000.

Item 11. Executive Compensation

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 12, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 12, 2000.

Item 13. Certain Relationships and Related Transactions

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 12, 2000.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Index to Financial Statements

                                                                           Page
 (a)(1) Financial Statements
        Report of Stonefield Josephson, Inc., Independent Accountants....   F-1
        Report of PricewaterhouseCoopers LLP, Independent Accountants....   F-2
        Consolidated Balance Sheets at December 31, 1999 and 1998........   F-3
        Consolidated Statements of Operations for the years
        ended December 31, 1999, 1998, and 1997..........................   F-4
        Consolidated Statements of Changes in Stockholders'
        Equity (Deficit) for the years ended
        December 31, 1999, 1998 and 1997.................................   F-5
        Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997.................................   F-6
        Notes to Consolidated Financial Statements.......................   F-7
 (a)(2) Financial Statement Schedule
        Schedule II Valuation and Qualifying Accounts and Reserves.......   S-1

(b) Reports on Form 8-K

     Current Report on Form 8-K dated December 14, 1999, regarding (i) dismissal of Pricewaterhouse as its independent accountants, (ii) appointment of Stonefield Josephson as the Company's independent accountants, and (iii) Hiring of Marjorie L. Bailey as Vice President of Finance and Chief Financial Officer.

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

          3.2 Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).
          3.3 By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
          4.1 1984 Stock Option Plan of the Company, as amended and restated as of October 15, 1987 and as amended by resolutions of the stockholders of the Company passed on August 15, 1989 and October 8, 1990 to increase the aggregate shares covered thereby to 1,000,000, incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
          4.2 Form of Stock Option Grant under 1984 Stock Option Plan, incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
          4.3 1991 Stock Option Plan of the Company, incorporated herein by reference to Exhibit 4.5 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.4 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.6 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.5 Form of Incentive Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.7 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.6 Form of Non-Qualified Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.8 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.7 Form of Stock Option Grant under 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.9 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.8 1994 Stock Option Plan, incorporated herein by reference to Exhibit G of the Company's Second Amended Disclosure Statement filed on Form 8-K dated October 19, 1994 and approved by shareholders on November 14, 1994.
          4.9 Form of Warrant of the Company dated March 28, 1997 issued in connection with the Waiver by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit
              4.9 of the Company's 1996 Form 10-K (File No. 0-19301).
         4.10 1999 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement filed on May 4, 1999 and approved by shareholders on June 7, 1999.
              .
        +10.1 Licensing  and  Development  Agreement  for Use and  Marketing  of
              Program Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)
         10.2 Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to Exhibit 10.13 of the Company's 1994 Form 10-K (File No. 0-19301)
         10.3 Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
         10.4 Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
         10.5 Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
         10.6 Form of Registration Rights Agreement between the Company and Libra Investments, Inc., dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.

        10.7 Form of Subscription Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated June 27, 1996.
         10.8 Form of Registration Rights Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated June 27, 1996.
         10.9 Form of Preferred Stock Investment Agreement, dated as of December 31, 1996, between the Company and the investors listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated December 31, 1996.
        10.10 Form of Registration Rights Agreement between the Company and the Investors Listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated December 31, 1996.
        10.11 Form of Certificate of Designation of the Company with respect to the 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 3 of the Company's Form 8-K dated December 31, 1996.
        10.12 Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No. 0-19301).
        10.13 Form of Subscription Agreement between the Company and each subscriber, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 3, 1997.
        10.14 Certificate of Designations of the Company with respect to the Series B 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 13, 1997.
        10.15 Form of Registration Rights Agreement, by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 13, 1997.
        10.16 Amendment to the Company's Certificate of Designation with respect to the 5% Cumulative Convertible Preferred Stock dated June 12, 1998, incorporated herein by reference to Exhibit 10.23 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.17 Amendment to the  Company's  Amended and Restated  Certificate  of
              Incorporation dated June 12, 1998, incorporated herein by reference to Exhibit 10.24 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.18 Employment Agreement dated August 14, 1998 between James Dao and the Company, incorporated herein by reference to Exhibit 10.25 of the Company's 1998 Form 10-K (File No. 0-19301).
      ++10.19 Software  Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company, incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).
      **10.20 Loan and Warrant  Agreement  dated  October 20, 1999 between the
              Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
       **21.1 Schedule of Subsidiaries.
       **23.1 Consent of Stonefield Josephson, Accountancy Corporation,
              Independent Accountants.
       **23.2 Consent of PricewaterhouseCoopers LLP, Independent Accountants. **27.1 Financial Data Schedule.
-----------

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

**       Filed herewith.

++ Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Securities and Exchange Act of 1934.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, State of California, on March 15, 2000.

                                              COMMUNICATION INTELLIGENCE CORP.
                                       By:   /s/   Guido Digregorio
                                         ---------------------------------------
                                                   Guido DiGregorio
                                          President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 15, 2000.

      Signature                                Title


     /s/ Guido DiGregorio        Director, President and Chief Operating Officer
         --------------------
         Guido DiGregorio       (Principal Executive Officer)

     /s/ Marjorie L. Bailey      Vice President and Chief Financial Officer
         --------------------
         Marjorie L. Bailey     (Principal Financial and Accounting Officer)

     /s/ Jess M. Ravich          Director
         --------------------
         Jess M. Ravich

     /s/ Philip S. Sassower      Director, Chairman of the Board , and Secretary
         --------------------
         Philip S. Sassower

     /s/ Jeffrey Steiner         Director
         --------------------
         Jeffrey Steiner

     /s/ Chien Bor Sung          Director
         --------------------
         Chien Bor Sung

                         Report of Independent Auditors



Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California


We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and financial statement schedule for the year then ended, as listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements and financial statements schedule listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries ("the Company") at December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




STONEFIELD JOSEPHSON
Certified Public Accountants

San Francisco, California
February 25, 2000

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Communication Intelligence Corporation


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries ("the Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS  LLP



San Jose, CA
March 29, 1999

                     Communication Intelligence Corporation
                           Consolidated Balance Sheets
                    (In thousands, except par value amounts)

                                                            December 31,
                                               ---------------------------------
                                                       1999              1998
                                               ---------------------------------


 Assets
 Current assets:
   Cash and cash equivalents..................    $    2,374        $      795
   Restricted cash............................             -               250
   Accounts receivable, net
    of allowances of $13 and $174 at
    December 31, 1999 and 1998,
    respectively..............................         1,575             1,146
   Inventories................................            81                74
   Prepaid expenses and other current assets..           175               103
                                               ---------------   ---------------

         Total current assets.................         4,205             2,368

 Note receivable from officer.................           135               200
 Property and equipment, net..................           344               539
 Other assets.................................           279               247
                                               ---------------   ---------------

         Total assets.........................    $    4,963        $    3,354
                                               ===============   ===============


 Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable...........................    $      288        $      473
   Short-term debt............................            60               145
   Accrued compensation.......................           268               229
   Other accrued liabilities..................           625               524
   Deferred revenue...........................            35               651
                                               ---------------   ---------------

         Total current liabilities............         1,276             2,022


 Long-term debt - related party...............         1,338                 -

 Commitments..................................

 Stockholders' equity:
   Common stock, $.01 par value; 100,000
    shares authorized; 82,209 and 78,459
    shares issued and outstanding at
    December 31, 1999 and 1998,respectively...           822               785
   Additional paid-in capital.................        72,983            70,205
   Accumulated deficit........................       (71,244)          (69,504)
   Accumulated other comprehensive loss.......          (212)             (154)
                                               ---------------   ---------------

 Total stockholders' equity...................         2,349             1,332
                                               ---------------   ---------------

 Total liabilities and stockholders' equity...    $    4,963        $    3,354
                                               ===============   ===============





           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                Years ended December 31,
                                       -----------------------------------------
                                              1999           1998          1997
                                       -----------------------------------------

 Revenues:
   Product...........................    $    3,411    $    2,982      $  3,246
   License and royalty...............         2,641         1,300         1,842
   Development contracts.............           466           298           428
                                        ----------------------------------------
                                              6,518         4,581         5,516
                                        ----------------------------------------
 Operating costs and expenses:
    Cost of sales:
      Product........................         2,992         1,698         5,458
      License and royalty............            63            63           132
      Development contracts..........           262           212           273
    Research and development.........         1,363         1,989         2,360
    Sales and marketing..............         1,877         2,015         6,257
    General and administrative.......         1,683         1,889         2,663
                                        ----------------------------------------
                                              8,240         7,866        17,143
                                        ----------------------------------------

 Loss from operations................        (1,722)       (3,285)      (11,627)

 Interest income and other
   income (expense), net.............            35           147          (322)
 Interest expense....................           (53)          (19)          (51)
                                        ----------------------------------------

 Net loss............................        (1,740)       (3,157)      (12,000)

 Embedded yield on preferred stock..              -             -        (4,376)
 Preferred stock dividends...........             -          (435)         (564)
                                        ----------------------------------------

 Net loss available to common
  stockholders.......................    $   (1,740)   $   (3,592)     $(16,940)
                                        ========================================

 Basic and diluted loss per
  common share.......................    $    (0.02)   $    (0.06)     $  (0.37)
                                        ========================================


 Weighted average common shares......        79,625        56,233        45,370
                                        ========================================






           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                    (In thousands, except per share amounts)

                   Series      Series
                      A          B                              Accumulated
                   Convert.  Convert.            Additional       Other
                  Preferred Preferred Common Paid-In  Accum.  Comprehensive
                     Stock    Stock   Stock  Capital   Deficit     Loss    Total



Balances as of
   December 31, 1996..   $  -  $  -   $ 419  $54,015  $(54,347)  $ (169) $  (82)
                         -------------------------------------------------------
Exercise of options
  and warrants for 3,092
  shares of Common Stock    -     -      31      135         -      -       166
Issuance of 50 options to
  consultants for services  -     -       -       75         -      -        75
Conversion of redeemable
  convertible preferred
  stock into 450 shares
  of Series A
  Preferred Stock.........  5     -       -    9,412         -      -     9,417
Issuance of warrants to
  purchase 300 shares of
  Common Stock in
  connection with the
  waiver of redemption
  rights on Series A
  Preferred Stock...........-     -       -      484         -      -       484
Conversion of 121 shares of
  Series A Preferred
  Stock into 2,437 shares
  of Common Stock....      (1)    -      24      (23)        -      -         -
Issuance of 240 Series B
  Preferred Stock, net of
  issuance costs of $141    -     2       -    5,857         -      -    5,859
Foreign currency
 translation adjustment.... -     -       -        -         -     70        70
Net loss................... -     -       -        -   (12,000)     -   (12,000)
                           -----------------------------------------------------
Balances as of
 December 31, 1997......... 4     2     474   69,955   (66,347)   (99)    3,989

Conversion of 329 shares
 of Series A Preferred
 Stock into  18,598 shares
 of Common Stock...........(4)    -     186     (182)        -       -         -
Conversion of 240 shares
 of Series B Preferred
 Stock into 11,384
 shares of Common Stock...  -    (2)    114     (112)        -       -         -
Exercise of options
 for 1,126 shares of
 Common Stock..........     -     -      11      511         -       -      522
Accelerated vesting of
 40 options to
 consultants for
 services.................  -      -      -       33         -       -       33
Foreign currency
 translation
 adjustment...............  -      -      -        -         -     (55)     (55)
Net loss..................  -      -      -        -    (3,157)      -   (3,157)
                          ------------------------------------------------------
Balances as of December
 31, 1998.................  -      -    785   70,205   (69,504)   (154)   1,332
Issuance of 300 warrants in
 connection
 with Long-term debt......  -      -      -      179         -       -      179
Exercise of options
for 3,421 shares of
Common Stock..............  -      -     34    1,802         -       -    1,836
Exercise of 329 warrants
 for 329 shares of
 Common Stock.............  -      -      3      797         -       -      800
Foreign currency
 translation
 adjustment...............  -      -      -        -         -     (58)     (58)
Net loss..................  -      -      -        -    (1,740)      -   (1,740)
                          ======================================================
Balances as of
 December 31, 1999........$ -    $ -  $ 822  $72,983  $(71,244)  $(212)  $2,349
                          ======================================================

           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Cash Flows
                    (In thousands, except per share amounts)

                                                    Years ended December 31,
                                              ----------------------------------
                                                   1999       1998        1997
                                              ----------------------------------

 Cash flows from operating activities
 Net loss...................................... $ (1,740) $  (3,157) $  (12,000)
 Adjustments to reconcile net loss
  to net cash used in operating
   activities:
   Depreciation and amortization...............      334        327         347
   Warrant issuance costs......................        -          -         484
   Equity securities issued for services.......        -         33          75
   (Gain) loss on disposal of
     property and equipment....................       (1)        (2)         32
   Changes in operating assets and liabilities
     Accounts receivable, net..................     (429)      (784)         15
     Inventories...............................       (7)       119         317
     Prepaid expenses and other current assets.      (72)        72          15
     Other assets..............................      (49)       (12)        (32)
     Accounts payable..........................     (184)      (586)        692
     Pre-petition liabilities..................        -          -        (878)
     Accrued compensation......................       38       (217)        107
     Other accrued liabilities.................       70       (595)        623
     Deferred revenue..........................     (616)       211      (1,537)
                                                ---------    --------   --------
 Net cash used in operating activities.........   (2,656)    (4,591)    (11,740)
                                                ---------    --------   --------

 Cash flows from investing activities
 Proceeds from sales and maturities of
  short-term investments.......................        -          -       8,782
 Purchase of short-term investments............        -          -      (8,035)
 Acquisition of property and equipment.........      (78)       (45)       (601)
 Acquisition of property through
  capital leases...............................       17          -           -
 Proceeds from the sale of property
  and equipment................................        -         25           -
                                               ----------    --------   --------
 Net cash provided by (used in)
  investing activities.........................      (61)       (20)        146
                                               ----------    --------   --------

 Cash flows from financing activities
 Proceeds from issuance of short-term debt.....       96        145         525
 Proceeds from issuance of long-term debt
 - related party...............................    1,500          -           -
 Restricted cash related to short-term debt....      250       (250)          -
 Principal payments on short-term debt.........     (181)      (490)        (35)
 Principal payments on capital lease
   obligations.................................      ( 5)       ( 6)        (11)
 Proceeds from issuance of Series B
   Convertible Preferred Stock,
   net of cash issuance costs..................        -          -       5,859
 Proceeds from exercise of warrants............      800          -           -
 Proceeds from exercise of stock options.......    1,836        522         166
                                               ----------    --------   --------
 Net cash provided by (used in)
   financing activities........................    4,296        (79)      6,504
                                               ----------    --------   --------

 Effect of exchange rate changes on cash.......        -          -           2

 Net increase (decrease) in cash and
   cash equivalents............................    1,579     (4,690)     (5,088)
 Cash and cash equivalents at beginning
   of year.....................................      795      5,485      10,573
                                               ----------    --------   --------

 Cash and cash equivalents at end of year...... $  2,374   $    795   $   5,485
                                               ==========    ========   ========

           See accompanying Notes to Consolidated Financial Statements

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company

     Communication Intelligence Corporation (the "Company" or "CIC") develops and markets natural input and electronic signature solutions aimed at the emerging markets for pen-based computing, wireless Internet/information devices, and enterprise applications including electronic commerce document automation and corporate security. These emerging markets for CIC's products include all areas of personal computing, as well as electronic commerce and communications.

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

     For the five-year period ended December 31, 1999, the Company incurred aggregate losses of $34 million, and, at December 31, 1999, the Company's accumulated deficit was approximately $71 million. The Company has primarily funded these losses through the sale of debt and equity and debt securities.

     As of December 31, 1999, the Company's principal source of liquidity was its cash and cash equivalents of $2,374. Although there can be no assurance, the Company believes that its current resources, together with expected revenues, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. Management believes that it will be able to reduce discretionary spending if required.

Basis of Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles, and include the accounts of CIC and its 90% owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term debt, approximate fair value due to their short maturities.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity at the date of purchase of three months or less to be cash equivalents.

     Short-term investments are classified as "available-for-sale." For all periods presented, cost of investments approximated fair market value. The cost of securities sold is based on the specific identification method. The Company had no short-term investments as of December 31, 1999 or 1998.

        The Company's cash and cash equivalents, at December 31, consisted of the following:

                                                           1999         1998
                                                       -----------  ------------

 Cash in bank........................................    $  2,359     $    668
 Commercial paper....................................          11          125
 Money markets.......................................           4            2
                                                        -----------------------


   Cash and cash equivalents.........................    $  2,374     $    795
                                                        =======================

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal. Although such amounts may exceed the F. D. I. C. limits, the Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalents.

     At December 31, 1999, the Joint Venture had approximately $649 in cash accounts held by a financial institution in the People's Republic of China. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

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

     One customer accounted for 95% of accounts receivable at December 31, 1999. Two customers accounted for 46% and 24%, respectively, of accounts receivable at December 31, 1998.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out ("FIFO") method. Cost principally includes direct materials. At December 31, 1999 and 1998, inventories consisted of finished goods.

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

     Property and equipment, net at December 31, consists of the following:

                                                             1999         1998
                                                          ----------   ---------

 Machinery and equipment................................   $ 1,127      $ 1,121
 Office furniture and fixtures..........................       438          438
 Leasehold improvements.................................        84           84
 Purchased software.....................................       146          130
                                                           ---------------------


                                                             1,795        1,773
 Less accumulated depreciation and amortization.........    (1,451)      (1,234)
                                                           ---------------------
                                                           $   344      $   539
                                                           =====================





     Included in property and equipment as of December 31, 1999 and 1998 is $39 and $34, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $25 and $27 at December 31, 1999 and 1998, respectively.

Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment reserve in the event the net book value of such assets exceeded the future undercounted cash flows attributable to such assets. No such reserves have been recorded in the three years ended December 31, 1999.

Software Development Costs

     The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalization commences upon the completion of a working model and ends on general product release. As of December 31, 1999 and 1998, such costs were

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

insignificant and are included as a 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

component of "other assets" in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs in 1999 and 1998 amounted to $1 and $7, respectively. There was no amortization expense related to capitalized software development costs in 1997.

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

Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue
Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company will determine the impact, if any, of SOP 98-9 on current revenue recognition practice when adopted. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during 1999 and 1998, respectivley.

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

     One customer accounted for 27% of revenues in 1999. Three customers accounted for 27%, 16% and 15%, respectively, of revenues in 1997. No other customers accounted for greater than 10% of revenues in 1999, 1998 and 1997.

Research and Development

     Research and development costs are charged to expense as incurred.

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1.Nature of  Business,  Basis of  Presentation  and  Summary  of  Significant
     Accounting Policies (continued)

Advertising

        The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 1999, 1998, and 1997 was $140,000, $162,000, and
$1,745,000, respectively.

Net Loss Per Share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. All prior year earnings per share data have been restated to reflect the provisions of SFAS
128. Potential common shares, including outstanding convertible preferred stock, stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented as their effect is anti-dilutive. For the years ended December 31, 1998 and 1997, the per share results of operations are reduced by the amortization of the beneficial conversion rate on the Series A Preferred Stock and the cumulative dividend requirements earned by the preferred stockholders.

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

     Net foreign currency transaction gains and losses are included in "interest income and other income (expense), net" in the accompanying consolidated statements of operations. The Company recorded a net foreign currency transaction gain of $59, $58, and a loss of $101 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

2. Chinese Joint Venture

     The Company currently owns 90% of a joint venture with the Information Industry Bureau of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 1999, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

3.      Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods have been reclassified, as required.

     The accumulated other comprehensive loss at December 31, 1999 and 1998 consisted of cumulative foreign currency translation adjustments.

4. Debt

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

     On September 3, 1999, the Company's 90% owned Joint Venture borrowed the equivalent of $96, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.12% and is due on March 2, 2000. The borrowings do not require a compensating balance. The note was repaid in full in January, 2000.

     Interest expense for the year ending December 31, 1999, 1998, and 1997 was $53,000, $19,000, and $51,000, respectively. Interest expense associated with related party debt was $52,000 for the year ended December 31, 1999. There was no related party debt in the years ended December 31, 1998 and 1997.

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

     Pursuant to the June Private Placement agreement, the Company agreed to issue additional shares (the "Extra Shares") of its Common Stock to the Subscribers if the average of the daily closing prices of the Company's Common Stock for the twenty business days prior to two business days before the Effective Date was less than $4.50 per share. In December 1996, the Company issued 196 Extra Shares for no additional consideration to the Subscribers who did not exchange the shares of Common Stock which they purchased in the June Private Placement for the Company's Series A

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5. Stockholders' Equity (continued)

Private Placement

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

     In conjunction with the approval of the Company's plan of reorganization, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan allows directors, officers and employees to be eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of Common Stock are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying Common Stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying Common Stock on the date of grant. Options under the 1994 Plan generally vest over four years. For those options which vest over four years, 20% of the total options granted vest on the first anniversary of the date of grant, and an additional 20%, 20%, and 40% of the total options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Options under the 1994 Plan are generally exercisable over a period not to exceed seven years.

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5. Stockholders' Equity (continued)

Common Stock Options

     In December 1994, for services rendered prior to and during the Company's Chapter 11 proceedings, options to purchase 180 shares of Common Stock at $0.50 per share were granted to three directors of the Company under non-plan option agreements. In addition, a non-plan option to purchase 100 shares of Common Stock at $0.50 per share was granted on December 28, 1994 to a newly elected director and Chairman of the Finance Committee. The newly elected director also received an option, vesting one year from date of grant, to purchase 50 shares of Common Stock at an exercise price of $0.50 per share pursuant to the Company's 1991 Non-discretionary Plan. The non-plan options generally vest over four years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options under the 1994 Plan are generally exercisable over a period not to exceed seven years. As of December 31, 1999, 6,368 non-plan options were outstanding with a weighted average exercise price of $0.75 per share. Of such non-plan options, 1,807 were exercisable at December 31, 1999 with a weighted average exercise price of $0.75 per share.

     On June 1, 1994, the Company negotiated with employees to reduce their salaries through August 31, 1994. Those employees who agreed to continue their employment at the reduced wage were granted certain option rights to purchase Common Stock (the "Options"). Options to purchase 2,210 shares of Common Stock were granted at an average exercise price of $0.57 per share under this arrangement, of which 377 Options were granted to officers under the 1991 Plan, with the remaining Options granted outside of the plans. The Options were immediately exercisable and have a term of seven years from the date of grant. As of December 31, 1999, 1,216 Options had been exercised at a weighted average exercise price of $0.50 per share and 573 Options with a weighted average exercise price of $0.81 per share had been forfeited. The following table summarizes information about the Options outstanding and exercisable at December 31, 1999 which were granted outside of the Plans:

                                                         Weighted Average
Range of Exercise Prices      Options            Remaining
                          Outstanding and       Contractual
                             Exercisable        Life (Years)      Exercise Price
                             ---------------------------------------------------

     $0.30 - $1.05..........       44               1.6             $0.64
                             =========



     In June 1999, the Company adopted and the shareholders approved a new stock option plan (the "1999 Plan"). Incentive and non-qualified options under the 1999 Plan may be granted to employees, officers, and consultants of the Company. There are 2,000 shares of Common Stock authorized for issuance under the 1999 Plan. The options have a ten year life and vest quarterly over three years. At December 31, 1999 there were 1,600 shares available for future grants.

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5. Stockholders' Equity (continued)

Common Stock Options

     Information with respect to the Company's 1991 Plans the 1994 Plan and the 1999 Plan is summarized below:

                                                Year Ended December 31,
                                      ------------------------------------------
                                             1999                  1998
                                      --------------------- --------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                        Shares   Price       Shares     Price
                                      ------------------------------------------

Outstanding at beginning
of period............................... 4,540     $0.82      6,016      $1.15
Granted................................. 3,745     $0.94      1,021      $1.03
Exercised...............................(2,723)    $0.55       (804)     $0.50
Forfeited...............................(2,018)    $1.61     (1,693)     $1.62
                                        =======             =========
Outstanding at period end............... 3,544     $1.02      4,540      $1.06
                                        =======             =========

Options exercisable at period end......    784      $1.04     3,243      $0.82
                                        =======             =========
Weighted average grant-date
  fair value ofoptions granted
  during the period....................  $1.02                 $0.73
                                        =======              =========

     The following table summarizes information about stock options outstanding under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 1999:

                                                      Weighted Average
                                                -------------------------------

                                    Remaining
                                     Options     Contractual Life
Range of Exercise Prices           Outstanding       (Years)       ercise Price
-------------------------------------------------------------------------------

$0.50..........................            196        2.5              $0.50
$0.51 - $2.00..................          3,229        6.6              $0.99
$2.01 - $2.99..................             99        3.5              $2.63
$3.00..........................             20        3.7              $3.00
                                  --------------
                                         3,544

     The following table summarizes information about stock options exercisable under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 1999:

                                                                    Weighted
                                                 Options            Average
 Range of Exercise Prices                      Exercisable       Exercise Price
                                             ---------------     ---------------

       $0.50..............................               170           $0.50
       $0.51 - $2.00......................               526           $0.94
       $2.01 - $2.99......................                68           $2.57
       $3.00..............................                20           $3.00
                                             ----------------
                                                         784
                                              ===============

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5. Stockholders' Equity (continued)

Common Stock Options

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

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to common stockholders for the year ended December 31, would have been as follows:

                                               1999        1998          1997
                                             ---------   ---------   ----------

 Net loss available to common stockholders:
   As reported..............................  $ (1,740)   $ (3,592)    $(16,940)
   Pro forma................................  $ (3,316)   $ (4,863)    $(18,024)
 Basic and diluted net loss per share
   available to common stockholders:
   As reported..............................  $  (0.02)   $  (0.06)    $  (0.37)
   Pro forma................................  $  (0.04)   $  (0.09)    $  (0.40)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 5.4% for 1999, 4.5% for 1998 and 6.2% for 1997; an expected life of 4 years for 1999 and 1998 and 5 years for 1997, respectively; expected volatility of 100% all periods and dividend yield of 0% for all periods.

     Stock options generally vest over three to four years and the Company expects to make additional option grants each year, the Company believes the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

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

     On March 28, 1997, and effective as of December 31, 1996, holders constituting 100% of the then issued and outstanding shares of Series A Preferred Stock executed a waiver to certain provisions of the registration rights agreement (the "Agreement") entered into in connection with the December Private Placement. Under the waiver, these holders irrevocably waived any redemption obligation of the Company with respect to its Series A Preferred Stock in exchange for the issuance to the holders of warrants to purchase the 300 shares of the Company's Common Stock, allocated amongst the holders on a pro-rata basis. The warrants expire five years from the date of issuance and have an

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

5. Stockholders' Equity continued)

Warrants

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

     On October 20, 1999, in connection with the 1999 Loan (as defined below) the Company issued to the charitable remainder annuity trust warrants to purchase 300 shares of the Company's common stock. The warrants expire two years from the effective date of issuance and have an exercise price of $1.09 per share. The Company ascribed a value of $179 to these warrants, which will be amortized to the Company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%.

     Warrants to purchase a total of 876 shares of Common Stock were outstanding as of December 31, 1999, and have a weighted average remaining contractual life of 2.8 years and a weighted average exercise price of $2.27 per share.

     As of December 31, 1999, 10,832 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

6. Related Party Transactions

        In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock, bearing interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law (10% per annum at December 31, 1997). On August 14, 1998, the Company entered into an employment agreement (the "Employment Agreement") with the aforementioned former officer. Under the Employment Agreement, the former officer will provide consulting services to the Company through December 15, 2001. In exchange for these services, $110 of the note receivable from the officer shall be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining, $100 of the note receivable from the officer will be forgiven on December 15, 2001 if the officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

     On June 16, 1999, the Company obtained a bridge loan, (the "Bridge Loan") in the amount of $500,000 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. The Bridge Loan was increased by $150,000 and $100,000 in August and September 1999, respectively. Amounts outstanding under the Bridge Loan bore interest at the prime rate plus 2% with an effective rate of . The loan was secured by the Company's cash, accounts receivable and other receivables as then owned or thereafter acquired by the Company. The Bridge Loan plus accrued interest was due December 31, 1999. In October 1999, the Bridge Loan was converted to long-term debt as discussed below.

     On October 20, 1999, the Company entered into a loan agreement with the same charitable remainder annuity trust, whereby the then existing Bridge Loan of $750,000 was converted into a long term loan in the amount of $1,500,000 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, 10.25% at December 31, 19999. The note is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

6.  Related  Party Transactions (continued)

without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof. The interest rate at December 31, 1999 was 10.25%.

     On October 20, 1999, in connection with the 1999 Loan the Company issued to the charitable remainder annuity trust warrants to purchase 300,000 shares of the Company's common stock. The warrants expire October 20, 2001 and have an exercise price of $1.09 per share. The Company ascribed a value of $179,000 to these warrants, which will be amortized to the Company's results of operations over the life of the debt. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%.

     In 1997, a director of the Company increased the amount of time devoted to the affairs of the Company. The director received consulting fees of $150 in 1999, 1998 and 1997, including fees for office expenses.

7. Commitments

Operating Lease Commitments

     The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2001. In addition, the Company subleases to third parties certain space adjacent to the Principal Offices. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $376, $420, and $892 in 1999, 1998, and 1997, respectively. Sublease income was approximately $209, $128, and $188 for the years ended December 31, 1999, 1998, and 1997, respectrively.

     Future minimum lease payments under noncancelable operating leases are approximately, $517, and $431 for the years ending December 31, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $98 in 2000 in connection with the subleases described above. Future minimum payments required under capital leases, which expire in 2000, are insignificant at December 31, 1999.

8. Income Taxes

     As of December 31, 1999, the Company had federal net operating loss carryforwards available to reduce taxable income through 2012 of approximately $52,442. The Company also had federal research and investment tax credit carryforwards of approximately $315 which expire at various dates through 2010.

        Deferred tax assets and liabilities at December 31, consist of the following:

                                                         1999           1998
                                                    -------------- -------------
 Deferred tax assets:
 Net operating loss carryforwards................     $ 20,977       $ 16,210
 Credit carryforwards............................          315            430
 Deferred income.................................           13            221
 Other, net......................................          844            877
                                                    -------------- -------------
 Total deferred tax assets.......................       22,149         17,740
                                                    -------------- -------------
                                                        22,149         17,740
 Valuation allowance.............................      (22,149)       (17,740)
                                                    -------------- -------------
 Net deferred tax assets.........................     $      -       $      -
                                                    ============== =============

                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

8. Income Taxes (continued)

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

9. Segment Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December 31, 1998 and the Company's information has been broken down into two Segments - Handwriting recognition software and Systems integration.

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

The table below presents information about reporting segments for the years ended December 31,:

                               Handwriting         Systems
                               Recognition       Integration         Total
                            ----------------- ---------------- -----------------

 1999
      Revenues                  $      4,898      $      1,620    $       6,518
      Loss from Operations      $     (1,078)     $        (44)   $      (1,722)
      Total assets              $      3,523      $      1,440    $       4,963
      Depreciation and
      amortization              $        289      $         45    $         334
 1998
      Revenues                  $      2,702      $      1,879    $       4,581
      Loss from Operations      $     (2,561)     $       (684)   $      (3,285)
      Total assets              $      2,160      $      1,194    $       3,354
      Depreciation and
      amortization              $        283      $         44    $         327
 1997
      Revenues                  $      4,040      $      1,476    $       5,516
      Loss from Operations      $    (11,609)     $        (18)   $     (11,627)
      Total assets              $      6,192      $      1,299    $       7,491
      Depreciation and
      amortization              $        314      $         33    $         347


                     COMMUNICATION INTELLIGENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

9. Segment Information (continued)

The following table represents revenues and long-lived asset information by geographic location for the period ended December 31,:

                         Revenues                         Long Lived Assets
              ------------------------------- ----------------------------------
                  1999       1998       1997      1999        1998        1997
              ----------- --------- --------- ---------   ---------- -----------

 U.S.           $ 4,898   $ 2,702   $  4,039   $    261   $    416     $   655

 China            1,620     1,879      1,476         83        123         143

 Other                                     1
               ========== ========= ========= ==========  ========== ==========
         Total  $ 6,518   $ 4,581   $  5,516   $    344   $    539     $   798
               ========== ========= ========= ==========  ========== ==========


     The Company's export sales from U.S. operations were 36%, 16%, and 40% of total revenues in 1999, 1998, and 1997, respectively.

10. Statement of Cash Flows Data

                                                       December 31,
                                           ------------------------------------
                                               1999        1998         1997
                                           ----------- ------------ -----------

 Schedule of non-cash transactions:
   Conversion of redeemable convertible
   preferred stock into Series A
   Preferred Stock.......................  $      -    $      -     $  9,417

   Fair market value of warrants issued
   connection with long-term debt - related
   party.................................  $    176




Supplemental disclosure of cash flow information:

     Interest paid in 1999, 1998, and 1997 was $4, $19, and $106, respectively.

11. Employee Benefit Plans

     The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

12. Subsequent event

     On January 20, 2000, the charitable remainder trust, of which a director and officer of the Company is a trustee, exercised all 300,000 warrants issued in connection with the $1,500,000 long-term debt. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued 255,186 shares ofcommon stock in exchange for the 300,000 warrants.

                                                                 EXHIPIT 10.20

                                   SCHEDULE II

                     Communication Intelligence Corporation
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

Years Ended December 31, 1997, 1998, 1999

                                Balance      Charged to
                             At Beginning    Costs and                 Balance
                               Of Period      Expense                   At End
                                                         Deductions   Of Period

Year ended December 31, 1997:
Accounts receivable reserves...   $85          $195       $(243)          $46




Year ended December 31, 1998:
Accounts receivable reserves..    $46          $236       $(108)         $174




Year ended December 31, 1999:
Accounts receivable reserves...  $174           $38       $(200)          $12

                                                                   EXHIBIT 10.20

                       AMENDED AND RESTATED LOAN AGREEMENT

AMENDED AND RESTATED LOAN AGREEMENT (the "Agreement") dated as of October 20, 1999 between The Philip S. Sassower 1996 Charitable Remainder Annuity Trust (the "Lender"), and Communication Intelligence Corporation, a Delaware corporation (the "Borrower").

                          ----------------------------


Subject to the terms and conditions hereinafter set forth, the Lender is making a loan to the Borrower in the aggregate principal amount of $1,500,000, and the Borrower is willing to accept and repay such loan as herein provided.

                  This Agreement amends and restates in its entirety that certain loan agreement dated June 15, 1999, as amended, between the Lender and the Borrower (the "Prior Agreement"), and such Prior Agreement is hereby terminated.



                  In consideration of the mutual promises and covenants in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:


I.      LOANS

1.1 Loans. Subject to the terms and conditions hereof, the Lender hereby loans (the "Loan") to the Borrower until the earlier of January 31, 2002, or the date on which the Loan is paid in full pursuant to Section 2.2 of this Agreement (such earlier date being the "Maturity Date"), an aggregate principal amount of $1,500,000. Borrower hereby acknowledges and agrees that Lender has previously made loans to Borrower under the Prior Agreement in the aggregate principal amount of $750,000 (collectively, the "Prior Notes") and that the outstanding principal amount under the Prior Notes is included in the determination of the aggregate principal amount outstanding under the Loan. Borrower further acknowledges and agrees that all accrued and unpaid interest with respect to the Prior Notes shall be due and payable on December 31, 1999. The Loan shall mature on the Maturity Date and bear interest at a rate per annum equal to 2% per annum in excess of the rate per annum publicly announced from time to time by Citibank, N.A. as its prime rate in effect at its principal office in New York City, each such change in the interest rate on the Loan to take effect simultaneously with the corresponding change in such prime rate.

1.2 The Note. (a) The Borrower's obligation to repay the Loan shall be evidenced by a promissory note, substantially in the form attached hereto as Exhibit A (such note being individually referred to as a "Note"), dated the date of the Loan and maturing on the Maturity Date.

                                                                   EXHIBIT 10.20

(b) Subject to Section 1.1, interest on the Loan shall be payable in arrears on each March 31, June 30, September 30 and December 31, commencing December 31, 1999 and all accrued and unpaid interest on the outstanding balance of the Loan shall be due and payable on the Maturity Date. Overdue principal and, to the extent permitted by law, overdue interest with respect to the Loan shall bear interest, payable on demand, at the highest rate of interest permitted by applicable law.

1.3 Payments. (a) The Borrower may, at its option, prepay the principal amount of the Loan (without premium), in whole at any time or in part from time to time, together with accrued interest to the date of prepayment on the amount being prepaid. Each partial prepayment pursuant to this paragraph
     (a) shall be in the principal amount of $100,000 or any multiple thereof.

(b) Notwithstanding any other provision of this Agreement to the contrary, on the Maturity Date, the entire principal amount of the Loan, together with accrued interest thereon through the date of payment, shall be paid in full.

(c) All payments and prepayments made by Borrower hereunder shall be made in immediately available funds.

II.     TERMINATION OR REDUCTION OF LOAN

2.1 The Borrower may, without penalty, at any time repay the principal amount of the Loan then outstanding, together with accrued interest to the date of such repayment and shall pay all other amounts owed to the Lender under this Agreement.

2.2 The Borrower hereby covenants and agrees that to the extent the Company's cash, cash equivalents and marketable securities, as determined in accordance with generally accepted accounting principles consistently applied, in any quarter commencing March 31, 2000 and ending on the Maturity Date exceeds $500,000, such excess shall be applied to reduce the Loan on a dollar for dollar basis.

III.    OTHER DOCUMENTS

3.1 On the date hereof, Borrower has executed and delivered to the Lender warrants (the "Warrants") registered on the books of Borrower in the name of the Lender and in the form annexed hereto as Exhibit B to purchase 300,000 shares of Borrower's common stock (the "Common Stock").

3.2 The Borrower has executed and delivered to the Lender on the date hereof a security agreement (the "Security Agreement") in the form annexed hereto as Exhibit C.

IV.     REPRESENTATIONS OF THE BORROWER

       The Borrower hereby represents and warrants to the Lender as follows:

4.1 Organization and Standing. The Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of

                                                                   EXHIBIT 10.20

     Delaware and has full corporate power and authority to conduct its business as presently conducted and as proposed to be conducted by it and to enter into and perform this Agreement, the Security Agreement, the Note and the Warrants and to carry out the transactions contemplated hereby and thereby. The Borrower and each Subsidiary are duly qualified and in good standing in each jurisdiction in which the character or location of its properties or nature of its business makes such qualification necessary.

4.2 Capitalization. The authorized and outstanding capital stock of the Borrower is as described in the Borrower's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Annual Report"). Borrower has heretofore delivered to Lender a true and complete copy of the Annual Report. Except as set forth in the Annual Report or as provided in this Agreement, (i) no subscription, warrant, option, convertible security or other right (contingent or otherwise) to purchase or acquire any shares of capital stock of the Borrower is authorized or outstanding, (ii) there is no commitment of the Borrower to issue any subscription, warrant, option, convertible security or other such right or to issue or distribute to holders of any shares of its capital stock any evidence of indebtedness or assets of the Borrower, and (iii) the Borrower has no obligation
     (contingent or otherwise) to purchase, redeem or otherwise acquire any shares of its capital stock or any interest therein or to pay any dividend or make any other distribution in respect thereof. Except as provided in the Annual Report, no person or entity is entitled to (i) any preemptive or similar right with respect to the issuance of any capital stock of the Borrower, or (ii) any rights with respect to the registration of any capital stock of the Borrower under the Act.

4.3 Subsidiaries. On the date hereof, the Borrower has three Subsidiaries, CIC Japan, CICI Limited and CICI Limited II. The only asset of CICI Limited is a 90% interest in a joint venture in the Peoples Republic of China (the "Joint Venture"). No Subsidiary is material to the business of the Borrower, nor possesses significant or exclusive rights with respect to the Intellectual Property (as hereinafter defined). As used herein, the term "Subsidiary" shall mean any entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are owned directly or indirectly through one or more intermediaries, or both, by the Borrower.

4.4 Issuance of Shares. The issuance, sale and delivery of the Note, the Warrants and the shares of Common Stock issuable upon exercise of the Warrants (the "Warrant Shares") in accordance with this Agreement have been duly authorized by all necessary corporate action on the part of the Borrower, and the Warrants and the Warrant Shares, when issued, sold and delivered against payment therefor in accordance with the provisions of this Agreement, will be duly and validly issued, fully paid and nonassessable and will not be issued in violation of any preemptive or similar rights. The Borrower will issue the Warrants and, upon exercise of the Warrants, the Warrants Shares, free and clear of all Liens (as defined in Section 4.8 hereof).

4.5 Authority. The execution, delivery and performance by the Borrower of this Agreement, the Security Agreement and the Warrants have been duly authorized by all necessary corporate action, and this Agreement, the Security Agreement and the Warrants have been duly executed and delivered

                                                                   EXHIBIT 10.20

     by the Borrower. This Agreement, the Security Agreement and the Warrants constitute the valid and binding obligations of the Borrower enforceable in accordance with their respective terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights in general and by general equity principles (regardless of whether such enforcement is considered in a proceeding in equity or at law). The execution, delivery and performance of this Agreement, the Security Agreement, the Note and the Warrants and the consummation of the transactions contemplated hereby and thereby do not and will not violate any provision of law applicable to Borrower or any Subsidiary and do not and will not conflict with or result in any breach of any of the terms, conditions or provisions of, or constitute a default under, the certificate of incorporation or bylaws of the Borrower or any Subsidiary, or any indenture, lease, agreement or other instrument to which the Borrower or any Subsidiary is a party or by which it or any of its properties or assets is bound, or any decree, judgment, order, statute, rule or regulation applicable to the Borrower or any Subsidiary.

4.6 Governmental Consents. No consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any governmental authority is required on the part of the Borrower or any Subsidiary in connection with the execution and delivery of this Agreement, the Security Agreement, the offer, issue, sale and delivery of the Note, the Warrants or the Warrant Shares, or the other transactions contemplated hereby or thereby, except for such filings as shall have been made prior to and shall be effective on and as of the date hereof.

4.7 Litigation. Except as disclosed in the Annual Report, there is no action, suit, proceeding or investigation pending, or threatened, against the Borrower or any Subsidiary which questions the validity of this Agreement, the Security Agreement, the Note or the Warrants or the right of the Borrower to execute, deliver and perform any of the foregoing, or which might result, either individually or in the aggregate, in any material adverse change in the assets, results of operations, conditions (financial or otherwise), net worth, business or prospects of the Borrower and its Subsidiaries taken as a whole (a "Material Adverse Change").

4.8 Property and Assets. Each of the Borrower and its Subsidiaries has good title to all of its properties and assets, including all properties and assets reflected in the financial statements included with the Annual Report, except those disposed of since the date thereof in the ordinary course of business consistent with past practice, and none of such properties or assets is subject to any mortgage, pledge, lien, security interest, lease, charge, claim or encumbrance ("Lien") other than those the material terms of which are described in the Annual Report or the financial statements included therein.

4.9 Compliance. Each of the Borrower and its Subsidiaries has, in all material respects, complied with all laws, regulations and orders applicable to its present and proposed business as described in the Annual Report and has all permits, consents, approvals, authorizations, orders, registrations, qualifications and licenses ("Licenses") of and from all public, regulatory or governmental agencies and bodies necessary to own its properties and conduct its existing and proposed business and is in compliance in all material respects with such Licenses.

                                                                   EXHIBIT 10.20

4.10 Financial Statements. The financial statements included in the Annual Report and in the Borrower's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "Quarterly Report"), are true and correct in all material respects and present fairly the financial position, results of operations and changes in financial position of the Borrower as of the dates and for the periods indicated in conformity with generally accepted accounting principles consistently applied ("GAAP") during such periods. As of December 31, 1998, the Borrower did not have any direct or indirect indebtedness, liability, claim, loss, damage, deficiency or obligation, whether fixed or unfixed, liquidated or unliquidated, secured or unsecured, contingent or otherwise of a kind required by GAAP to be set forth on a financial statement or in the notes thereto ("Liabilities") that were not fully and adequately reflected on or reserved against the Borrower's balance sheet at such date included in the Annual Report (the "Balance Sheet"). Except as disclosed in the Quarterly Report, since December 31, 1998, the Borrower has not incurred any Liability, other than Liabilities incurred in the ordinary course of business, none of which, individually or in the aggregate, are material.

4.11 Absence of Certain Changes. Except as disclosed in the Annual Report or the Quarterly Report, since December 31, 1998, each of the Borrower and its Subsidiaries has conducted its business in the ordinary and usual course consistent with past practices and has not (i) transferred to any other person, corporation or entity any Intellectual Property (as hereinafter defined), except for licenses granted by the Company to third parties in the ordinary course of business consistent with past practices, (ii) made any loan, advance, capital contribution or investment in any person or entity, (iii) terminated or amended in any material respect any material contract to which the Borrower or such Subsidiary is a party or by which it is bound, (iv) materially increased the compensation payable to any employee of the Borrower or such Subsidiary except in the ordinary course of business, consistent with past practice, (v) suffered any material damage, destruction or other loss (whether or not covered by insurance) affecting its business or assets, (vi) made any material change in its business policies, (vii) taken any action or agreed to take any action which, if taken prior to the date hereof, would have made any representation or warranty herein untrue, or (viii) suffered any Material Adverse Change.

4.12 No Defaults. Neither the Borrower nor any Subsidiary is in default and, to Borrower's knowledge, no other party is in default, nor does there exist any event that, with notice or lapse of time or both, would constitute a default or give rise to rights of termination, under any agreement or other instrument to which the Borrower or any Subsidiary is a party or by which it or its properties are bound. All such agreements and instruments are valid, subsisting in full force and effect and binding on the parties.

4.13 Intellectual Property. Except as disclosed in the Annual Report or the Quarterly Report, the Borrower owns, free and clear of any Liens, all trade patents, trademarks, copyrights, service marks, trade secrets, manufacturing and process know-how, processes, unpatented inventions, technical information, technology, designs and other intellectual property utilized in the conduct of its business as described in the Annual Report (the "Intellectual Property"). To best of the Borrower's knowledge, the Intellectual Property does not conflict with or infringe upon the rights of others.

                                                                   EXHIBIT 10.20

4.14 Accuracy. Neither the representations and warranties contained herein or in the Security Agreement, or the statements made in the Annual Report or the Quarterly Report, nor in any other agreement between the Borrower and the Lender made in connection with the transactions contemplated hereby contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements herein or therein, in light of the circumstances under which they were made, not misleading.

4.15 Full Disclosure. There is no fact or circumstance which the Borrower has not disclosed to Lender in writing that could reasonably result in a Material Adverse Change.

V.      REPRESENTATIONS OF THE LENDER

Lender represents and warrants to the Borrower as follows:
5.1 Investment Intent. Lender is acquiring the Note and the Warrants (and when issued, the Warrant Shares) for its own account for investment and not with a view to, or for sale in connection with, any distribution thereof, nor with any present intention of distributing or selling the same except, in each case, distributions or sales made in accordance with the Securities Act of 1933, as amended (the "Act").

5.2 Speculative Investment. Lender is aware that an investment in the Borrower is highly speculative. Lender understands that there are significant risks in this investment, including, without limitation, the impact on the Borrower of the highly competitive market in which it operates, the uncertainty with respect to the Borrower's obtaining additional financing which it may require, the Borrower's reliance on the efforts of key individuals, the potential impact of the regulatory climate in which the Borrower operates and the significant restrictions on transferability of the Note, the Warrants and the Warrant Shares.

5.3 Authority. The execution, delivery and performance by Lender of this Agreement have been duly authorized by all necessary action required by its partnership agreement, and this Agreement has been duly executed and delivered by Lender. This Agreement constitutes the valid and binding obligations of Lender enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization or other similar laws affecting the enforcement of creditors' rights in general and by general equity principles (regardless of whether such enforcement is considered in a proceeding in equity or at law). To the knowledge of Lender, the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated thereby do not and will not violate any provision of law applicable to the Lender and do not and will not conflict with or result in any breach of any of the terms, conditions or provisions of, or constitute a default under, its trust agreement, or any indenture, lease, agreement or other instrument to which the Lender is a party or by which it or any of its properties or assets is bound, or any law applicable to the Lender.

5.4 Accredited Investor. The Lender is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D promulgated under the Act.

                                                                   EXHIBIT 10.20

VI.     CONDITIONS PRECEDENT

6.1 The obligation of the Lender to make the Loan is subject to the fulfillment of each of the following conditions prior to or contemporaneously with the making of such Loan.

(a) The Lender shall have received certified copies of all corporate action taken by the Borrower to authorize the execution, delivery and performance of this Agreement, the Security Agreement, the Note and the Warrants, together with such other documents as the Lender may reasonably request, all of which shall be satisfactory in form and substance to the Lender.

(b) The Lender shall have executed and delivered (i) the Note, (ii) the Security Agreement, and (iii) the Warrants.

VII.    COVENANTS

So long as the Loan or other amount payable hereunder or under the Note is outstanding and unpaid or the Borrower shall have the right to borrow hereunder, the Borrower covenants and agrees as follows: 7.1 Affirmative Covenants. The Borrower shall and shall cause each of its Subsidiaries to:

(a) Maintain (i) its corporate existence and material agreements, (ii) its properties in good condition and repair (subject to normal wear and tear), and (iii) to the same extent and in such amounts and manner as do companies engaged in similar lines of business under similar circumstances, insurance on its fixed assets, inventory and other properties, workmen's compensation or similar insurance as required by law, and adequate public liability insurance against claims for personal injury, death or property damage arising out of its products, facilities or operations.

(b) Pay and discharge all taxes, assessments and governmental charges or levies imposed upon it or on its income or profits or on any of its property prior to the date on which any penalties would otherwise attach thereto; other than any such tax, assessment, charge or levy the payment of which is being contested in good faith and by proper proceedings and for which an adequate reserve has been established if such reserve is required by GAAP in effect at the time.

(c) Allow the Lender by or through its officers, agents, attorneys or accountants, at all reasonable times and from time to time upon reasonable notice to the Borrower, to inspect and to make extracts from the Borrower's books and records and to visit or inspect the facilities of the Borrower.

(d) Keep full and correct books of account in accordance with GAAP, including the maintenance of adequate reserves for doubtful or uncollectible accounts and for depreciation of property.

                                                                   EXHIBIT 10.20

(e) Continue to engage in all material respects in its present business and comply with all applicable laws, rules and regulations relating to such business, other than laws, rules and regulations, the failure to comply with which, when taken together with the failure to comply with all other laws, rules and regulations, would not individually or in the aggregate have a Material Adverse Effect.

(f) Maintain in full force and effect all Licenses referred to in Section 4.9 hereof to the extent necessary to conduct its normal course of business.

7.2 Financial Statements and Information. The Borrower will furnish or cause to be furnished to the Lender:

(a) Within 45 days after the close of each of the first three quarterly accounting periods in each fiscal year of the Borrower, a true and complete copy of the Borrower's Quarterly Report on Form 10-Q for such quarter. At the time such quarterly reports are furnished, the Borrower shall also furnish a certificate of the Borrower's president or chief financial officer, stating that, based on an examination which in the opinion of the signer was sufficient to enable him to make an informed statement, no Event of Default, nor any event which with the giving of notice or the passage of time or both would constitute an Event of Default, exists, or, if such an Event of Default or event exists, stating its nature, when it occurred and what action the Borrower proposes to take with respect thereto.

(b) Within 90 days after the end of each fiscal year of the Borrower, a true and complete copy of the Borrower's Annual Report on Form 10-K (which shall include an unqualified report of the Borrower's independent public accountants on the financial statements included therein) for such year. At the time such annual reports are furnished, the Borrower shall also furnish a certificate of the Borrower's president or chief financial officer to the effect set forth in Section 7.2(a).

(c) As soon as practicable, copies of all registration statements, proxy statements and all periodic or other reports which the Borrower shall or may be required to file with the Securities and Exchange Commission or any successor commission, and copies of all press releases.

(d) From time to time, such data, certificates, reports, statements, documents or further information regarding the business or financial condition of the Borrower as the Lender may reasonably request in writing.

(e) Prompt notice of all proceedings by or before any governmental commission, board, bureau or other administrative agency and all judicial actions, suits or proceedings against the Borrower or its properties, which if adversely determined could, together with all such other litigation and proceedings, if similarly determined, have a Material Adverse Effect.

(f) Prompt notice of (i) any fact, circumstance, condition or development which could reasonably be expected to have a Material Adverse Effect, (ii) any Event of Default or any event, which with the giving of notice or the passage of time or both would constitute, an Event of Default under this Agreement, (iii) an Event of Default or a default with respect to any other

                                                                   EXHIBIT 10.20

     indebtedness of the Borrower or any Subsidiary or any agreement or instrument under any other agreement to which the Borrower or any Subsidiary is a party or by which the Borrower or any Subsidiary or their respective properties are bound.

7.3 Negative Covenants. The Borrower shall not and shall not permit any of its Subsidiaries to:

(a) Create, assume, incur, directly or indirectly, or permit to exist or to be created, assumed or incurred any Lien except (i) Liens for taxes, governmental assessments and governmental charges or levies imposed upon it or upon its income or profits or upon any of its property, real or personal, or any part thereof if the same shall not at the time be due and payable or are being contested in good faith by appropriate proceedings and for which adequate reserves have been established if such reserves are required by GAAP in effect at the time, (ii) Liens imposed by law such as for carriers, warehousemen and mechanics incurred in the ordinary course of business for sums not yet due and payable or which are being contested in good faith by appropriate proceedings and (iii) Liens permitted by the Security Agreement.

(b) Incur, create, assume or otherwise become obligated in respect of or permit to be outstanding any Indebtedness (as hereinafter defined), except Indebtedness incurred as a result of borrowings under this Agreement or Indebtedness secured by a Lien to the extent permitted by the Security Agreement. As used herein, the term "Indebtedness" shall mean (i) money borrowed by the Borrower or any Subsidiary from any person; (ii) any indebtedness of the Borrower or any Subsidiary arising under leases required to be capitalized under GAAP or evidenced by a note, bond, debenture or similar instrument; (iii) any indebtedness of the Borrower or any Subsidiary arising under purchase money obligations or representing the deferred purchase price of property and services (other than current trade payables incurred in the ordinary course of the Business) and (iv) any Liability of the Borrower or any Subsidiary under any guaranty, letter of credit, performance credit or other agreement having the effect of assuring a creditor against loss.

(c) Declare or pay any dividends (other than dividends payable in capital stock) on any shares of any class of capital stock of the Borrower or any Subsidiary (other than a wholly-owned Subsidiary) or apply any property or assets of the Borrower or any Subsidiary to the purchase, redemption or other retirement of or set apart any sum for the payment of, any dividends on or for the purchase, redemption or other retirement of or make any other distribution by reduction of capital or otherwise in respect of any shares of capital stock of the Borrower or any Subsidiary (other than a wholly-owned Subsidiary).

(d) Liquidate or dissolve itself (or suffer any liquidation or dissolution), merge or consolidate with any corporation (other than a merger of a wholly-owned Subsidiary into the Borrower), or, sell, lease, transfer or otherwise dispose of all or, except in the ordinary course of business, consistent with past practice, any part of its assets, property or business.

(e) Make any investment in or capital contribution to, or make or permit to be outstanding any loan, advance or extension of credit to or purchase, acquire or incur any liability for the purchase or acquisition of any business, assets or securities of any person, or entity except (i) loans,

                                                                   EXHIBIT 10.20

     advances and extensions of credit on account of sales on credit in the ordinary course of business, (ii) purchases or acquisitions of assets in the ordinary course of business, (iii) travel advances in the ordinary course of business to officers and employees, (iv) advances in the ordinary course of business to employees or consultants against commissions and (v) temporary cash investments consisting of investments in prime commercial paper, short-term investment grade securities or certificates of deposit.

(f) Enter into any transaction, including, without limitation, the purchase, sale or exchange of property or the rendering of any service, with any Affiliate (as hereinafter defined), except a transaction which is in the ordinary course of business and is upon fair and reasonable terms not less favorable to the Borrower or the Subsidiary than it would obtain in a comparable arm's length transaction. As used herein, the term, "Affiliate" shall mean any other person directly or indirectly through one or more intermediary persons, controlling, controlled by or under common control with the Borrower.

(g) Acquire an interest in any corporation, partnership, joint venture or similar entity or create any Subsidiary.

(h) Establish, become obligated to make contributions under or permit to exist any pension plan subject to the provisions of the Employee Retirement Income Security Act of 1974, other than such plans of the Borrower or any Subsidiary existing on the date hereof.

VIII.   EVENTS OF DEFAULT

8.1  Events of  Default.  Each of the  following  shall  constitute  an Event of
Default:

(a) Default in the payment of the principal amount of the Note when due (whether at maturity, by reason of acceleration or otherwise) or in the payment of any interest on the Note within five days after such interest becomes due.

(b) Any representation or warranty made by the Borrower under this Agreement shall have been incorrect in any material respect when made.

(c) The Borrower shall default in the performance of any agreement or covenant contained in Section 7.3 of this Agreement.
(d) The Borrower shall default in the performance of any other agreement or covenant contained in this Agreement or the Security Agreement and such default shall remain unremedied for 10 days.

(e) The Borrower or any Subsidiary shall fail to pay when due and payable the principal of or interest on any Indebtedness in respect of which it is obligated to make such payment, other than Indebtedness evidenced by any Note, or the maturity of any such Indebtedness shall have been accelerated in accordance with the provision of any indenture, contract or instrument providing for the creation of or concerning such Indebtedness or any event shall have occurred and be continuing which, with the passage of time or the giving of notice or both would permit any holder or holders of such

                                                                   EXHIBIT 10.20

     Indebtedness, any trustee or agent acting on behalf of such holder or holders or any other person so to accelerate such maturity.

(f) The Borrower or any Subsidiary shall commence any proceeding in bankruptcy or under any law relating to the relief of debtors from, or readjustment of, any Indebtedness; or any proceeding shall be commenced against the Borrower or any Subsidiary and shall be consented to or approved or sustained as meritorious by a court of competent jurisdiction or not be dismissed or stayed within a period of 30 days after the commencement thereof; or the Borrower or any Subsidiary shall become insolvent or consent to the appointment of a trustee or receiver or make an assignment for the benefit of creditors.

(g) A final judgment shall be rendered against the Borrower or any Subsidiary and if within 30 days after the entry thereof such judgment or any of such other judgments shall not have been discharged or execution thereof stayed pending appeal or, if within 30 days after the expiration of any such stay, such judgment or any of such other judgments shall not have been discharged.

8.2 Remedies. If any Event of Default shall occur and be continuing, the Lender may, by written notice to the Borrower, do any or all of the following (i) declare the principal of and interest on the Loan and the Note to be forthwith due and payable whereupon the same shall become forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this Agreement or the Note to the contrary notwithstanding, (ii) exercise all of its rights or remedies under the Security Agreement and (iii) exercise all rights and remedies which may be available at law or in equity.

IX.     MISCELLANEOUS

9.1 Notices. All notices, notifications and other communications required or permitted by this Agreement shall be in writing and shall be delivered by hand, telegraphically transmitted, sent by telecopy, or mailed by registered or certified first class airmail to the parties at the following addresses (or such other address for a party as shall be specified by notice given pursuant hereto):

If to the Borrower:
Communication Intelligence Corporation
           275 Shoreline Drive
           Redwood City, CA 94065-1413
           Attn:  President
           Tel: (650) 802-7888
           Fax: (650) 802-7777
If to the Lender:
The Philip S. Sassower 1996 Charitable Remainder Annuity Trust
           c/o Mr. Philip Sassower
           135 East 57th Street
           New York, New York  10022
           Tel: (212) 759-1909
           Fax: (212) 319-4930
with a copy to:
Baer Marks & Upham LLP
           805 Third Avenue
           New York, NY  10022-7513
           Attn:  Jonathan J. Russo, Esq.

                                                                   EXHIBIT 10.20

           Tel:  (212) 702-5700
           Fax:  (212) 702-5941

Notices delivered by hand, telegraphically transmitted, or sent by telecopy shall be deemed given the day so delivered, transmitted or sent. Notices mailed as provided herein shall be deemed given on the third business day following the date so mailed or on the date of actual receipt, whichever is earlier.

9.2 Expenses. The Borrower will pay (i) all out-of-pocket expenses of the Lender in connection with the preparation, execution and delivery of this Agreement, the Security Agreement, the Warrants and the Note and the transactions contemplated hereby and thereby, including reasonable fees and disbursements of counsel to the Lender, (ii) all out-of-pocket expenses in connection with the preparation, execution and delivery of any waiver, amendment or consent by the Lender relating to this Agreement, including reasonable fees and disbursements of counsel to the Lender, and (iii) all costs of obtaining performance under this Agreement and the Security Agreement by the Borrower and all costs of collection in respect to this Agreement, which costs shall include reasonable counsel fees and expenses.

9.3 Rights, Remedies Cumulative. The rights and remedies of the Lender under this Agreement, the Security Agreement or the Note shall be cumulative and not exclusive of any rights or remedies which it would otherwise have, and no failure or delay by the Lender in exercising any right shall operate as a waiver of it, nor shall any single or partial exercise of any power or right preclude its other or further exercise or the exercise of any other power or right. Any term, covenant, agreement or condition of this Agreement or the Note may be amended with the written consent of the Borrower and the Lender. No modification or waiver of any provision of this Agreement or the Note and no consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be in writing and signed by the Lender and then such waiver or consent shall be effective only in the specific instance and for the purpose for which it was given.

9.4 Assignment. This Agreement may not be assigned by the Borrower unless consent to such assignment is given in writing by the Lender. Subject to the foregoing, this Agreement and the Note shall be binding upon and inure to the benefit of the parties hereto and their respective successors, heirs and legal representatives.

9.5 Exhibits. All Exhibits attached hereto are hereby incorporated by reference into, and made a part of, this Agreement.

                                                                   EXHIBIT 10.20

9.6 Enforceability. If any provision of this Agreement or the Note for any reason shall be held to be illegal, invalid or unenforceable, such illegality shall not affect any other provision of this Agreement or the Note, but this Agreement or the Note shall be construed as if such illegal, invalid or unenforceable provision had never been included herein.

9.7 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, and shall be binding upon all parties, their successors and assigns.

9.8 Governing Law. This Agreement and the Note shall be construed in accordance with and governed by the laws of the State of New York, without giving effect to the conflicts of law principles applied in such state.

9.9 Prior Agreement. This Agreement amends and restates in its entirety the Prior Agreement, and the Prior Agreement is hereby terminated.


                                         COMMUNICATION INTELLIGENCE
                                               CORPORATION


                                          By: /s/Guido DiGregorio
                                          Name:  Guido DiGregorio
                                          Title: President and CEO


                                         THE PHILIP S. SASSOWER 1996 CHARITABLE
                                         REMAINDER ANNUITY TRUST


                                           By: /s/ Philip S. Sassower
                                           Name:   Philip S. Sassower
                                           Title: Trustee

                                                                   EXHIBIT 10.20



THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY BE OFFERED, SOLD OR OTHERWISE TRANSFERRED ONLY IF SO REGISTERED UNDER SAID ACT OR IF THE HOLDER HAS DELIVERED TO THE MAKER AN OPINION OF COUNSEL, WHICH COUNSEL AND OPINION SHALL BE SATISFACTORY TO THE MAKER, THAT AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE.


                                      NOTE


$1,500,000                                                     October 20, 1999


        FOR VALUE RECEIVED, the undersigned, Communication Intelligence Corporation (the "Borrower"), hereby promises to pay to the order of The Philip
S. Sassower 1996 Charitable Remainder Annuity Trust (the "Lender") at the office of the Lender located at 135 East 57th Street, New York, New York 10022, the principal amount of $1,500,000, or if less the then unpaid aggregate principal amount then due, on January 31, 2002, in lawful money of the United States of America in immediately available funds, and to pay interest on the unpaid principal amount hereof for each day from the date hereof until due (whether at maturity, by reason of acceleration or otherwise) at an annual rate equal to the sum of 2% in excess of the rate per annum publicly announced from time to time by Citibank, N.A., as its prime rate in effect at its principal office in New York City in immediately available funds. Interest on this Note shall be payable in arrears on each March 31, June 30, September 30 and December 31, commencing December 31, 1999, provided that any unpaid interest, in addition to the unpaid principal amount of this Note, shall be due and payable on the Maturity Date as defined in the Loan Agreement hereinafter described.

                                                                   EXHIBIT 10.20

     Presentation, demand, protest and notice of dishonor are hereby waived by the undersigned.

     This Note amends and restates the following: (i) Borrower's promissory note dated June 15, 1999 in the principal amount of $500,000, (ii) Borrower's promissory note dated August 18, 1999 in the principal amount of $150,000 and
(iii) Borrower's promissory note dated September 17, 1999 in the principal amount of $100,000 (collectively the "Prior Notes"), and such Prior Notes shall hereby be terminated. The outstanding principal amounts due pursuant to the Prior Notes shall be included in the amount due under this Note and all accrued and unpaid interest with respect to the Prior Notes shall be due and payable on December 31, 1999.

        This Note evidences a loan under and is entitled to the benefits of the Amended and Restated Loan Agreement dated October 19, 1999 between the Borrower and the Lender, which agreement, among other things, contains provisions with respect to the acceleration of the maturity of this Note upon the happening of certain stated events and for prepayments on account of the principal of this Note prior to maturity, all upon the terms and conditions specified therein. The provisions of such Loan Agreement are incorporated by reference into the Note as if more fully set forth herein. This Note is also entitled to the benefits of the Amended and Restated Security Agreement, dated October 19, 1999, between the Borrower and the Lender.
        The Borrower hereby agrees to pay all of Lender's costs and expenses in connection with the execution and delivery of the Loan agreement, the Security Agreement and this Note and the exercise of Lender's rights contemplated hereunder and thereunder.
                                      Communication Intelligence Corporation

                                           By: /s/Guido DiGregorio
                                           Name: Guido DiGregorio
                                           Title: President and CEO

                                                                   EXHIBIT 10.20





THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY BE OFFERED, SOLD OR OTHERWISE TRANSFERRED ONLY IF SO REGISTERED UNDER SAID ACT OR IF THE HOLDER HAS DELIVERED TO THE COMPANY AN OPINION OF COUNSEL REASONABLY ACCEPTABLE TO THE COMPANY THAT AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE


                            CERTIFICATE FOR WARRANTS


EXERCISABLE ON OR AFTER THE DATE OF ISSUANCE UNTIL 5:00 P.M., NEW YORK CITY TIME, ON OCTOBER 20, 2001



                     COMMUNICATION INTELLIGENCE CORPORATION
                    COMMON STOCK PURCHASE WARRANT CERTIFICATE


                                                               300,000 Warrants


    THIS CERTIFIES that: THE PHILIP S. SASSOWER 1996 CHARITABLE
REMAINDER ANNUITY TRUST

or registered assigns is the registered holder (the "Registered Holder") of the number of Warrants set forth above, each of which, subject to the provisions of
Section 1.1 of Article hereof, represents the right to purchase one fully paid and nonassessable share (the "Shares") of Common Stock, par value $.01 per share ("Common Stock") of Communication Intelligence Corporation, a corporation formed under the laws of the state of Delaware (the "Company"), at the initial exercise price of $1.09 per Share, at any time prior to the Exercise Deadline hereinafter referred to, by surrendering this Warrant Certificate, with the form of election to purchase set forth hereon duly executed, at the office of the Company, 275 Shoreline Drive, Redwood Shores, CA 94065, or such other address as to which the Company shall have given written notice to the Registered Holder. Payment of the exercise price shall be made in United States currency, by certified check or money order payable to the order of the Company. This Warrant Certificate is being issued in connection with the issuance of 300,000 Warrants (the "Warrants").

                                                                   EXHIBIT 10.20


                                    ARTICLE 1

                 WARRANT EXERCISE PRICE AND EXERCISE OF WARRANTS

        1.1 Exercise Price; Number of Shares. This Warrant Certificate shall, when executed by the Company, entitle the Registered Holder hereof to purchase from the Company one Share for each Warrant evidenced hereby, at the initial
Exercise Price of $1.09 per Share, or such adjusted number of Shares at such adjusted purchase price as may be established from time to time pursuant to the provisions of Articles 1 and 2 hereof, payable in full at the time of exercise of this Warrant. The term "Exercise Price" as used in this Agreement shall mean the purchase price of one Share upon the exercise of this Warrant, reflecting all appropriate adjustments made in accordance with the provisions hereof.

        1.2 Exercisability of Warrants. Each Warrant may be exercised at any time on or after the date of its issuance until 5:00 P.M., New York City time, on October 20, 2001 (the "Exercise Deadline").

        1.3 Procedure for Exercise. Prior to the Exercise Deadline, Warrants may be exercised by surrendering this Warrant Certificate to the Company at the address specified above, accompanied by payment in full of the Exercise Price as provided in Section 1.1 in effect at the time of such exercise, together with such taxes as are specified in Section 4.1 hereof, for each Share with respect to which such Warrants are being exercised. Such Exercise Price and taxes shall be paid in full by certified check or money order, payable in United States currency to the order of the Company. The date on which Warrants are exercised in accordance with this Section 1.3 is sometimes referred to herein as the Date of Exercise. In addition to the method of payment set forth in Section 1.3 and in lieu of any cash payment required thereunder, the Registered Holder of the Warrants shall have the right at any time and from time to time to exercise the Warrants in full or in part by surrendering the Warrant Certificate in the manner specified in Section 1.3 in exchange for the number of shares of common stock equal to the product of (x) the number of shares of common stock as to which the Warrants are being exercised multiplied by (y) a fraction, the numerator of which is the Market Price of the shares of Common Stock less the Exercise Price and the denominator of which is such Market Price. Solely for the purposes of this paragraph, Market Price shall be calculated on the date which the form of election attached hereto is deemed to have been sent to the Company ("Notice Date").

        For purposes of this Agreement, "Market Price" of any security on any date means the average of the daily closing prices for 10 consecutive trading days commencing five trading days prior to the Notice Date. The closing price for each day shall be the last reported sales price regular way or, in case no such reported sale takes place on such day, the average of the closing bid and asked prices regular way for such day, in each case on the principal national securities exchange on which the securities are listed or admitted to trading or, if not so listed or admitted to trading, the last sale price regular way for the security as published by NASDAQ or if no such sale takes place on such day, the mean between the closing bid and asked prices for the security as published by NASDAQ or if no such sale takes place on such day, the mean between the closing bid and asked prices for the security as published by NASDAQ. In the

                                                                   EXHIBIT 10.20

absence of one or more such quotations, the Company shall determine the Market Price in good faith, based on the best information available to it.

        1.4 Issuance of Shares. As soon as practicable after the Date of Exercise of any Warrants, the Company shall issue, or cause the transfer agent for the Common Stock, if any, to issue a certificate or certificates for the number of full Shares to which the holder is entitled, registered in accordance with the instructions set forth in the Form of Election to Purchase. All Shares shall be validly authorized and issued, fully paid and nonassessable and free from all liens and charges created by the Company in respect of the issue thereof. Each person in whose name any such certificate for Shares is issued shall for all purposes be deemed to have become the holder of record of the Shares represented thereby on the Date of Exercise of the Warrants resulting in the issuance of such shares, irrespective of the date of issuance or delivery of such certificate for the Shares.

        1.5 Certificates for Unexercised Warrants. In the event that less than all of the Warrants represented by a Warrant Certificate are exercised, the Warrant Agent shall execute and mail, by first class mail, as soon as practicable but, in any event, not later than 30 days after the Date of Exercise, to the Registered Holder of such Warrant Certificate, or such other person as shall be designated in the election to purchase, a new Warrant Certificate representing the number of full Warrants not exercised. In no event shall a fraction of a Warrant be exercised, and the Warrant Agent shall distribute no Warrant Certificates representing fractions of Warrants under this or any other section of this Agreement. Fractions of Shares shall be treated as provided in Section 2.9.

        1.6 Reservation of Shares. The Company shall at all times reserve and keep available for issuance upon the exercise of Warrants a number of its authorized but unissued shares of Common Stock that will be sufficient to permit the exercise in full of all outstanding Warrants.


                                    ARTICLE 2

                        ADJUSTMENTS AND NOTICE PROVISIONS

        2.1  Adjustment  of Exercise  Price.  Subject to the  provisions of this
Article 2, the Exercise Price in effect from time to time shall be subject to adjustment, as follows:

                (a)     [Intentionally Omitted.]

                (b) In case the Company  shall at any time after the date hereof
(i) declare a dividend on the outstanding Common Stock payable in shares of its capital stock, (ii) subdivide the outstanding Common Stock, (iii) combine the outstanding Common Stock into a smaller number of shares, or (iv) issue any shares of its capital stock by reclassification of the Common Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation), then, in each case, the Exercise Price in effect, and the number of Shares issuable upon exercise of the Warrants outstanding, at the time of the record date for such dividend or of the

                                                                   EXHIBIT 10.20

effective date of such subdivision, combination or reclassification, shall be proportionately adjusted so that the holders of the Warrants after such time shall be entitled to receive the aggregate number and kind of shares which, if such Warrants had been exercised immediately prior to such time, such holders would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification. Such adjustment shall be made successively whenever any event listed above shall occur.

                (c) In case the Company shall distribute to all holders of shares of Common Stock (including any such distribution made to the shareholders of the Company in connection with a consolidation or merger in which the Company is the continuing corporation but excluding the transaction referred to in
Section 2.1(b)) evidences of its indebtedness, cash (other than cash dividends) or assets (other than distributions and dividends payable in Common Stock), or rights, options or warrants to subscribe for or purchase Common Stock, or securities convertible into or exchangeable for Common Stock, then, in each case, the Exercise Price shall be adjusted by multiplying the Exercise Price in effect immediately prior to the record date for the determination of shareholders entitled to receive such distribution by a fraction, the numerator of which shall be the Exercise Price per Share on such record date, less the fair market value (as determined in good faith by the board of directors of the Company, whose determination shall be conclusive absent manifest error) of the portion of the evidences of indebtedness or assets so to be distributed, or of such rights, options, or warrants or convertible or exchangeable securities, or the amount of such cash, applicable to one Share, and the denominator of which shall be such Exercise Price per Share. Such adjustment shall become effective at the close of business on such record date.

                (d) In case the Company shall sell any shares of Common Stock (other than in a transaction referred to in Section 2.1(a)-(c) for a consideration per share less than the Exercise Price per Share, then, in each case, the Exercise Price in effect immediately prior to such sale shall be adjusted to a price determined by multiplying the Exercise Price in effect immediately prior to such sale by a fraction, the numerator of which shall be the sum of (i) the total number of Shares outstanding immediately prior to such sale, and (ii) the aggregate consideration, if any, received by the Company upon such sale divided by the Exercise Price immediately prior to such sale, and the denominator of which shall be the total number of Shares outstanding immediately after such sale.

                (e) For the purposes of any adjustment to be made in accordance with Section 2.1(d) the following provisions shall be applicable:

     (i) In case of the sale of Common Stock for a consideration part or all of which shall be cash, the amount of the cash portion of the consideration therefor deemed to have been received by the Company shall be without deduction for any expenses (including, without limitation, any underwriting discount, selling concession or other compensation paid in connection with such sale) incurred by the Company in connection with such transaction. In case of the sale of Common Stock for consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the board of directors of the Company, whose determination shall be conclusive absent manifest error.

                                                                   EXHIBIT 10.20

     (ii) The number of shares of Common Stock at any one time outstanding shall be deemed to include the aggregate maximum number of shares issuable (subject to readjustment upon the actual issuance thereof) upon the exercise of options, rights or warrants and upon the conversion or exchange of convertible or exchangeable securities.

     (iii) Except as hereinafter provided, in case the Company shall at any time after the date hereof issue options, rights or warrants to subscribe for Common Stock, or issue any securities convertible into or exchangeable for Common Stock, for a consideration per share (determined as provided in this Section 2.1(e)) less than the Exercise Price in effect immediately prior to the earlier of the issuance of such options, rights or warrants, or such convertible or exchangeable securities or the record date therefor, or without consideration (including the issuance of any such securities by way of dividend or other distribution), the Exercise Price for the Warrants in effect immediately prior to the issuance of such options, rights or warrants, or such convertible or exchangeable securities or the record date therefor, as the case may be, shall be reduced to a price determined by making the computation in accordance with the provisions of Section 2.1(d) hereof, provided that:

     a. The aggregate maximum number of shares of Common Stock issuable or that may become issuable under such options, rights or warrants (assuming exercise in full even if not then currently exercisable or currently exercisable in full) shall be deemed to be issued and outstanding at the time such options, rights or warrants were issued, for a consideration equal to the minimum purchase or exercise price per share provided for in such options, rights or warrants at the time of issuance, plus the consideration, if any, received by the Company upon the issuance of such options, rights or warrants (without deduction for expenses incurred or amounts paid to any underwriter by the Company in connection with such issuance); provided, however, that upon the expiration or other termination of such options, rights or warrants, if any thereof shall not have been exercised, the number of shares of Common Stock deemed to be issued and outstanding pursuant to this Section 2.1(e) shall be reduced by the number of shares as to which options, warrants and/or rights shall have expired, and such number of shares shall no longer be deemed to be issued and outstanding, and the Exercise Price then in effect shall forthwith be readjusted and thereafter be the price that it would have been had the adjustment been made on the basis of the issuance only of the shares actually issued plus the shares remaining issuable upon the exercise of those options, rights or warrants as to which the exercise rights shall not have expired or terminated unexercised.

     b. The aggregate maximum number of shares of Common Stock issuable or that may become issuable upon conversion or exchange of any convertible or exchangeable securities (assuming conversion or exchange in full even if not then currently convertible or exchangeable in full) shall be deemed to be issued and outstanding at the time of issuance of such securities, for a consideration equal to the consideration received by the Company upon the issuance of such securities (without deduction for expenses incurred or amounts paid to any underwriter in connection with such issuance), plus the minimum consideration, if any, receivable by the Company upon the conversion or exchange thereof; provided, however, that upon the termination of the right to convert or exchange such convertible or exchangeable securities (whether by reason of redemption or otherwise), the number of shares of Common Stock deemed to be issued and

                                                                   EXHIBIT 10.20

outstanding pursuant to this subsection 2.1(e) shall be reduced by the number of shares as to which the conversion or exchange rights shall have expired or terminated unexercised, and such number of shares shall no longer be deemed to be issued and outstanding, and the Exercise Price then in effect shall forthwith be readjusted and thereafter be the price that it would have been had adjustment been made on the basis of the issuance only of the shares actually issued plus the shares remaining issuable upon conversion or exchange of those convertible or exchangeable securities as to which the conversion or exchange rights shall not have expired or terminated unexercised.

     c. If any change shall occur in the price per share provided for in any of the options, rights or warrants referred to in this Section 2.1(e), or in the price per share or ratio at which the securities referred to in this Section 2.1(e) are convertible or exchangeable (in either case, other than changes in such prices or ratios arising pursuant to antidilution adjustments in such options, rights, warrants, convertible or exchangeable securities or the instruments pursuant to which they were issued), such options, rights or warrants or convertible or exchangeable securities, as the case may be, to the extent not theretofore exercised, shall be deemed to have expired or terminated on the date when such price change became effective in respect of shares of Common Stock not theretofore issued pursuant to the exercise or conversion or exchange thereof, and the Company shall be deemed to have issued upon such date new options, rights or warrants or convertible or exchangeable securities.

        2.2 No Adjustments to Exercise Price. (a) No adjustment in the Exercise Price shall be required if such adjustment is less than $.01; provided, however, that any adjustments which by reason of this Article 2 are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Article 2 shall be made to the nearest cent or to the nearest one hundredth of a share, as the case may be.

                (b) Notwithstanding any provision of this Warrant Certificate, no adjustment of the Exercise Price or in the number of Shares shall be made as a result of or in connection with the issuance or sale of shares of Common Stock pursuant to options, warrants, stock purchase agreements and convertible or exchangeable securities outstanding or in effect on the date hereof.

        2.3 Adjustment to Number of Shares. Upon each adjustment of the Exercise Price as a result of the calculations made in Section 2.1(a), (c)-(d) and
Section 2.10 hereof, the Warrants shall thereafter evidence the right to purchase, at the adjusted Exercise Price, that number of shares (calculated to the nearest hundredth) obtained by dividing (A) the product obtained by multiplying the number of shares purchasable upon exercise of the Warrants prior to such adjustment by the Exercise Price in effect prior to adjustment of the Exercise Price by (B) the Exercise Price in effect after such adjustment of the Exercise Price.

        2.4 Reorganizations. In case of any capital reorganization, other than in the transactions referred to in Section 2.1 hereof, or the consolidation or merger of the Company with or into another corporation (other than a merger or consolidation in which the Company is the surviving or continuing corporation and which does not result in any reclassification of the outstanding Common Stock or the conversion of such outstanding Common Stock into shares of other

                                                                   EXHIBIT 10.20

stock or other securities or property), or in the case of any sale, lease or conveyance to another corporation of the property and assets of any nature of the Company as an entirety or substantially as an entirety (such actions being hereinafter collectively referred to as "Reorganizations"), there shall thereafter be deliverable upon exercise of any Warrant (in lieu of the number of shares theretofore deliverable) the number of shares of stock or other securities or property to which a holder of the number of shares which would otherwise have been deliverable upon the exercise of such Warrant would have been entitled upon such Reorganization if such Warrant had been exercised in full immediately prior to such Reorganization on the record date therefor. In case of any Reorganization, appropriate adjustment, as determined in good faith by the board of directors of the Company, shall be made in the application of the provisions herein set forth with respect to the rights and interests of Warrant holders so that the provisions set forth herein shall thereafter be applicable, as nearly as possible, in relation to any shares or other property thereafter deliverable upon exercise of Warrants. Any such adjustment shall be made by and set forth in a supplemental agreement of the Company, or any successor thereto, and shall for all purposes hereof conclusively be deemed to be an appropriate adjustment. The Company shall not effect any such Reorganization unless upon or prior to the consummation thereof the successor corporation, or if the Company shall be the surviving corporation in any such Reorganization and is not the issuer of the shares of stock or other securities or property to be delivered to holders of the Common Stock outstanding at the effective time thereof, then such issuer, shall assume by written instrument the obligation to deliver to the Registered Holder of each Warrant Certificate such shares of stock, securities, cash or other property as such holder shall be entitled to purchase in accordance with the foregoing provisions. In the event of sale, lease or conveyance or other transfer of all or substantially all of the assets of the Company as part of a plan for liquidation of the Company, all rights to exercise any Warrant shall terminate 30 days after the Company gives written notice to each Registered Holder of each Warrant Certificate that such sale or conveyance or other transfer has been consummated.

        2.5 Reclassifications. In case of any reclassification or change of the Ordinary Shares issuable upon exercise of the Warrants (other than a change in par value or from no par value to a specified par value, or as a result of a transaction referred to in Section 2.1 or 2.4, but including any change in the shares into two or more classes or series of shares), or in case of any consolidation or merger of another corporation into the Company in which the Company is the continuing corporation and in which there is a reclassification or change (including a change to the right to receive cash or other property) of the Common Stock (other than a change in par value, or from no par value to a specified par value, or as a result of a subdivision or combination, but including any change in the shares into two or more classes or series of shares), the holders of the Warrants shall have the right thereafter to receive upon exercise of the Warrants solely, the kind and amount of shares of stock and other securities, property, cash, or any combination thereof receivable upon such reclassification, change, consolidation or merger by a holder of the number of Shares for which the Warrants might have been exercised immediately prior to such reclassification, change, consolidation or merger on the record date therefor. Thereafter, appropriate provision shall be made for adjustments which shall be as nearly equivalent as practicable to the adjustments in Article 2. The above provisions of this Section 2.5 shall similarly apply to successive reclassifications and changes of the Shares.

                                                                   EXHIBIT 10.20

        2.6 Verification of Computations. Whenever the Exercise Price is adjusted as provided in this Article 2, the Company will promptly deliver to each Registered Holder a certificate setting forth the Exercise Price as so adjusted and a brief statement of the facts accounting for such adjustment, and will make available a brief summary thereof to the holders of the Warrant, at their addresses listed on the register maintained for that purpose by the Company.

     2.7 Notice of Certain Actions. In case at any time the Company shall propose:

     (a) to pay any dividend or make any distribution on shares of Common Stock in shares of Common Stock or make any other distribution (other than regularly scheduled cash dividends) to all holders of such shares; or

     (b) to issue any rights, warrants or other securities to all holders of shares entitling them to purchase any additional shares of Common Stock or any other rights, warrants, other securities or other property; or

     (c) to effect any consolidation, merger, sale, lease, or conveyance of property, described in Section 2.4, or any reclassification or change of outstanding shares of Shares, described in Section 2.5; or

     (d) to effect any liquidation, dissolution or winding-up of the Company;

then, in each such case, the Company shall cause notice of such proposed action to be mailed to each Registered Holder. Such notice shall specify the date on which the books of the Company shall close, or a record shall be taken, for determining holders of shares entitled to receive such stock dividend or other distribution or such rights, warrants or property, or the date on which such reclassification, change, consolidation, merger, sale, lease, other disposition, liquidation, dissolution, winding up or exchange or other action shall take place or commence, as the case may be, and the date as of which it is expected that holders of record of shares shall be entitled to receive securities or other property deliverable upon such action, if any such date has been fixed. Such notice shall be mailed, in the case of any action covered by Subsection 2.7(a) or 2.7(b) above, at least 15 days prior to the record date for determining holders of shares for purposes of receiving such payment or offer; in the case of any action covered by Subsection 2.7(c) or 2.7(d) above, at least 15 days prior to the earlier of the date upon which such action is to take place or any record date to determine holders of shares entitled to receive such securities or other property.

        2.8 Warrant Certificate Amendments. Irrespective of any adjustments pursuant to this Article 2, Warrant Certificates theretofore or thereafter issued need not be amended or replaced but certificates thereafter issued shall bear an appropriate legend or other notice of any adjustments.

        2.9 Fractional Shares. The Company shall not be required upon the exercise of any Warrant to issue fractional Shares which may result from adjustments in the Exercise Price or number of shares purchasable under each Warrant. If more than one Warrant is exercised at one time by the same Registered Holder, the number of full shares of Shares which shall be

                                                                   EXHIBIT 10.20

deliverable shall be computed based on the number of shares deliverable in exchange for the aggregate number of Warrants exercised. With respect to any fraction of a share called for upon the exercise of any Warrant or Warrants, the Company shall pay a cash adjustment in respect of such fraction in an amount equal to the same fraction of the then Exercise Price per share.


                                    ARTICLE 3

                       OTHER PROVISIONS RELATING TO RIGHTS
                  OF REGISTERED HOLDERS OF WARRANT CERTIFICATES

        3.1 Rights of Warrant Holders. This Warrant Certificate shall not entitle the Registered Holder thereof to any of the rights of a shareholder of the Company, including, without limitation, the right to vote, to receive dividends and other distributions, or to receive any notice of, or to attend, meetings of shareholders or any other proceedings of the Company.

        3.2 Lost, Stolen, Mutilated or Destroyed Warrant Certificates. If this Warrant Certificate shall be mutilated, lost, stolen or destroyed, the Company shall execute and deliver, in exchange and substitution for and upon cancellation of a mutilated Warrant Certificate, or in lieu of or in substitution for a lost, stolen or destroyed Warrant Certificate, a new Warrant Certificate for the number of Warrants represented by the Warrant Certificate so mutilated, lost, stolen or destroyed but only upon receipt of evidence of such loss, theft or destruction of such Warrant Certificate, and of the ownership thereof, and indemnity, if requested, all satisfactory to the Company. Applicants for such substitute Warrant Certificates shall also comply with such other reasonable regulations and pay such other reasonable charges incidental thereto as the Company may prescribe.
                                    ARTICLE 4

                    SPLIT UP, COMBINATION, EXCHANGE, TRANSFER
                    AND CANCELLATION OF WARRANT CERTIFICATES

        4.1 Split Up, Combination, Exchange and Transfer of Warrant Certificates. Prior to the Exercise Deadline, this Warrant Certificate, subject to the provisions of Section 4.2, may be split up, combined or exchanged for other Warrant Certificates representing a like aggregate number of Warrants. Any holder desiring to split up, combine or exchange a Warrant Certificate or Warrant Certificates shall make such request in writing delivered to the Company at its principal office and shall surrender the Warrant Certificate or Warrant Certificates so to be split up, combined or exchanged at said office. Upon any such surrender for split up, combination or exchange, the Company shall execute and deliver to the person entitled thereto a Warrant Certificate or Warrant Certificates, as the case may be, as so requested. The Company may require the holder to pay a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any split up, combination, exchange or transfer of Warrant Certificates prior to the issuance of any new Warrant Certificate.

                                                                   EXHIBIT 10.20

        4.2 Agreement of Warrant Certificate Holders. Every holder of a Warrant Certificate by accepting the same, consents and agrees with the Company and with every other holder of a Warrant Certificate that:

                (a) transfer of the Warrant Certificates shall be registered on the books of the Company maintained for that purpose by the Company only if surrendered at the principal office of the Company, duly endorsed or accompanied by a proper instrument of transfer; and

                (b) prior to due presentment for registration of transfer, the Company may deem and treat the person in whose name the Warrant Certificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the Warrant Certificates made by anyone other than the Company) for all purposes whatsoever, and the Company shall not be affected by any notice to the contrary.


                                    ARTICLE 5

                                  MISCELLANEOUS


        5.1 Changes to Agreement. The Company may, without the consent or concurrence of any Registered Holder of a Warrant Certificate, by supplemental agreement, make any changes or corrections in this Certificate that it has been advised by counsel (i) are required to cure any ambiguity or to correct any defective or inconsistent provision or clerical omission or mistake or manifest error herein contained, (ii) add to the covenants and agreements of the Company,
(iii) reduce the Exercise Price or extend the Exercise Deadline or (iv) result in the surrender of any right or power reserved to or conferred upon the Company in this Certificate, which changes or corrections do not or will not adversely affect, alter or change the rights, privileges or immunities of the Registered Holders of Warrant Certificates. Other changes in this Agreement may be made only with the prior written consent of a holder of a majority of the Warrants affected thereby, provided that no such change shall increase the Exercise Price or shorten the exercise period without the prior written consent of each affected Registered Holder.

        5.2 Assignment. All the covenants and provisions of this Agreement by or for the benefit of the Company shall bind and inure to the benefit of their respective successors and assigns.

        5.3 Notices. Any notice or demand required by this Warrant Certificate to be given or made by the Registered Holder of any Warrant Certificate to or on the Company shall be sufficiently given or made if sent by first-class or registered mail, postage prepaid, addressed to the Company's principal offices specified above (until another address is given in writing to the Registered Holder by the Company).

        Any notice or demand required by this Warrant Certificate to be given or made by the Company to or on the Registered Holder of any Warrant Certificate shall be sufficiently given or made, whether or not such holder receives the notice, if sent by first-class or registered mail, postage prepaid, addressed to such registered holder at his last address as shown on the books of the Company. Otherwise such notice or demand shall be deemed given when received by the party entitled thereto.

        5.4 Defects in Notice. Failure to file any certificate or notice or to mail any notice, or any defect in any certificate or notice pursuant to this Agreement, shall not affect in any way the rights of any Registered Holder of a Warrant Certificate or the legality or validity of any adjustment made pursuant

                                                                   EXHIBIT 10.20

to Article 2 hereof, or any transaction giving rise to any such adjustment, or the legality or validity of any action taken or to be taken by the Company.

        5.5 Governing Law. The laws of the State of New York shall govern this Warrant Certificate.

        5.6 Standing. Nothing in this Agreement expressed and nothing that may be implied from any of the provisions hereof is intended, or shall be construed, to confer upon, or give to, any person or corporation other than the Company, and the Registered Holders of the Warrant Certificates any right, remedy or claim under or by reason of this Warrant Certificate or of any covenant, condition, stipulation, promise or agreement contained herein; and all covenants, conditions, stipulations, promises and agreements contained in this Agreement shall be for the sole and exclusive benefit of the Company and its successors and assigns, and the Registered Holders of the Warrant Certificates.

        5.7 Headings. The descriptive headings of the articles and sections of this Warrant Certificate are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                   EXHIBIT 10.20

        IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto as of the day and year first above written.


Dated:   October 20, 1999


                                      COMMUNICATION INTELLIGENCE CORPORATION



                                          By: /s/Guido DiGregorio
                                          Name: Guido DiGregorio
                                          Title: President and CEO

                                                                   EXHIBIT 10.20




                         [FORM OF ELECTION TO PURCHASE]

                  The undersigned hereby irrevocably elects to exercise _______________ of the Warrants represented by this Warrant Certificate and to purchase the Shares issuable upon the exercise of said Warrants, and requests that certificates for such shares be issued and delivered as follows:

ISSUE TO:
                                     (NAME)

                          (ADDRESS, INCLUDING ZIP CODE)

                (SOCIAL SECURITY OR OTHER TAX IDENTIFYING NUMBER)

DELIVER TO:
                                     (NAME)

                          (ADDRESS, INCLUDING ZIP CODE)


                  If the number of Warrants hereby exercised is less than all the Warrants represented by this Warrant Certificate, the undersigned requests that a new Warrant Certificate representing the number of full Warrants not exercised be issued and delivered as set forth below.

                  In full payment of the purchase price with respect to the Warrants exercised and transfer taxes, if any, the undersigned hereby tenders
(i) payment of $______________ by certified check or money order payable to the order of the Company in United States currency or (ii) shares valued as provided in the Warrant Agreement.

Dated:   ________________


(Insert Social Security or other      (Signature of registered holder)
identifying number(s) of holder(s))

                  (Signature of registered holder, if co-owned)
             NOTE: Signature must conform in all respects to name of
                     holder as specified on the face of the
                              Warrant Certificate.

                                                                  EXHIBIT 10.20
                     AMENDED AND RESTATED SECURITY AGREEMENT

This AMENDED AND RESTATED SECURITY AGREEMENT ("Agreement") is entered into as of the 20th day of October, 1999 by COMMUNICATION INTELLIGENCE CORPORATION, a Delaware corporation (the "Borrower"), in favor of THE PHILIP S. SASSOWER 1996 CHARITABLE REMAINDER ANNUITY TRUST (the "Secured Party").

     This Agreement amends and restates in its entirety that certain security agreement dated June 15, 1999 between the Borrower and the Secured Party (the "Original Security Agreement") and such Original Security Agreement shall no longer be in effect.

          All terms used herein but not defined herein shall have the meaning ascribed to them in the Uniform Commercial Code as in effect in the State of California from time to time (the "UCC").

          Section 1. Creation of Security Interest

               1.1 Grant of Security Interest. (a) Borrower, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, hereby grants to Secured Party a continuing, first priority security interest in and lien on (the "Security Interest") the Collateral (as defined in
                    Section 2 hereof) to secure performance and payment of (i) that certain Loan (the "Loan") to be made by the Secured Party in favor of Borrower in the aggregate principal amount of $1,500,000 pursuant to a Loan Agreement of even date herewith (the "Loan Agreement"); (ii) all renewals and extensions of the Loan; (iii) all other obligations of Borrower under this Agreement and the Loan Agreement; and
                    (iv) all other obligations and indebtedness of Borrower to Secured Party of whatever kind and whenever or however created or incurred, whether absolute or contingent, matured or unmatured, direct or indirect (all of the foregoing
                    described   in   this   Section   1   being   the   "Secured
                    Indebtedness").

               (b) The Security Interest granted herein shall continue in full force and effect until all of the Secured Indebtedness has been discharged.

          1.2 Priority. The Secured Indebtedness shall be the senior obligation of Borrower, secured by a first priority Security Interest in the Collateral.

          Section 2. Collateral

          As used herein, the term "Collateral" shall mean all of Borrower's right, title and interest in and to all tangible and intangible property, now owned or hereafter acquired by Borrower, wherever located, whether real, personal or mixed. The Collateral includes, without limitation, all goods (including all Equipment, Inventory, consumer goods and farm products), Fixtures, Accounts Receivable, other receivables, general intangibles, patents and patent applications, including those listed on Exhibit A annexed hereto, Trademarks, Trademark Licenses, Trade Secrets (each as hereinafter defined), service marks, all other intellectual property, contract rights, rights to receive payments of every kind, all goodwill (including all goodwill associated with the Trademarks, Trademark Licenses, Trade Secrets, service marks and all other intellectual property referred to above), documents, instruments and chattel paper, each as now owned or hereafter acquired by Borrower, together with all proceeds of the

                                                                   EXHIBIT 10.20

     foregoing, including without limitation, all proceeds of the foregoing consisting of goods and intangible personal property. As used herein, the following terms shall have the meanings indicated:

          (a) "Trademarks" shall mean all of the following now or hereafter owned by Borrower: (i) all trademarks, service marks, trade names, corporate names, company names, indicia, business source identifiers, business names, fictitious business names, trade styles, trade dress, logos, other source or business identifiers, prints and labels on which any of the foregoing have appeared or appear, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all registrations and recordings thereof, and all applications in connection therewith, including, without limitation, registrations, recordings and applications in the United States Patent and Trademark Office (the "USPTO") listed on Exhibit B annexed hereto, any State of the United States or any other country or any political subdivision thereof, (ii) all goodwill associated therewith arising in or relating to the ordinary course of business of Borrower, (iii) all extensions or renewals thereof, and (iv) the right to sue for past, present and future infringement of the foregoing.

          (b) "Trademark Licenses" shall mean any written agreement, now executed or to be executed hereafter by Borrower, granting to any third party any right to use any Trademark now or hereafter owned by Borrower, or granting to Borrower any right to use any Trademark now or hereafter owned by any third party.

          (c) "Trade Secrets" shall mean all trade secrets and other confidential or proprietary technical and business information, now or hereinafter owned by Borrower, as any of the foregoing may be amended or supplemented from time to time, and any improvements thereon or changes thereto.

     Section 3.     Payment of Obligations of Borrower

          3.1 Direct Obligations. Borrower shall pay to Secured Party any sum or sums due or which may become due pursuant to the Loan, or any extensions or renewals thereof, or under this Agreement or the Loan Agreement.

          3.2 Expenses. Borrower shall pay to Secured Party on demand all expenses and expenditures, including reasonable attorneys' fees and other legal expenses incurred or paid by Secured Party in exercising or protecting its interests, rights and remedies under the Loan Agreement or this Agreement plus interest thereon at the maximum non-usurious rate permitted by applicable law with respect to Borrower. Such expenses and expenditures shall be part of the Secured Indebtedness.

          3.3 Acceleration. Borrower shall pay immediately, without notice, the entire unpaid Secured Indebtedness of Borrower to Secured Party, whether created or incurred pursuant to this Agreement, the Loan Agreement or otherwise, upon the occurrence of an Event of Default as described in
     Section 5 of this Agreement and acceleration of said Secured Indebtedness as provided for in the Loan Agreement.

     Section 4. Borrower's Representations, Warranties, Covenants and Agreements

     Borrower represents, warrants, covenants and agrees that:

                                                                   EXHIBIT 10.20

          4.1 Valid  Accounts.  As used herein,  the term "Accounts  Receivable"
     shall mean all accounts, contract rights, chattel paper, instruments, general intangibles and rights to payment of every kind from Borrower, now or at any time hereafter arising. Each Account Receivable will represent the valid and legally enforceable indebtedness of a bona fide customer ("Customer") arising from the sale or lease of goods or rendition by Borrower of services and will be subject to no set-offs, counterclaims or defenses; such goods or services will have been delivered to or performed for, and accepted by, the Customer, and the amount shown as to each account on Borrower's books will be the true and undisputed amount owing and unpaid thereon, payable in full at the time referred to in the invoice, or if no time is specified within at least ninety (90) days from the date of the particular invoice, and Borrower has no knowledge of any fact or circumstance that would impair the validity or enforceability of any Account Receivable.

          4.2 Title; Authority. (a) Except for the Security Interest granted hereby and except as set forth on Exhibit C attached hereto, Borrower is, and as to Collateral acquired after the date hereof Borrower shall be, the absolute owner and holder of, and has good and, with respect to real property, marketable, title to, the Collateral, free and clear of all liens, security interests, charges, mortgages or encumbrances of any kind or nature whatsoever (collectively, "Liens"). All instruments, documents and chattel paper pertaining to the Accounts are or, with respect to Accounts Receivable arising after the date hereof, will be, valid and genuine and free from all Liens, except for the security interests granted hereby or as otherwise disclosed on Exhibit C.

               (b) Borrower has full power and authority to grant to Secured Party the Security Interest herein granted, and the execution, delivery and performance of this Agreement is not in contravention of any charter or by-law provision of Borrower, or of any indenture, contract or other agreement to which Borrower is a party or by which its properties or assets are bound.

          4.3 Performance of Obligations. Borrower will duly perform and will cause to be performed all obligations with respect to the goods, the sale or lease of which gave rise to each Account.

          4.4 Information. All information supplied and statements made by Borrower or any guarantor in any financial, credit or accounting statement or application for credit prior to, contemporaneously with or subsequent to the execution of this Agreement are and shall be true, correct, complete, valid and genuine.

          4.5 Place of Business; Records. (a) The chief place of business of Borrower is the address shown for Borrower in this Agreement. Borrower will immediately notify Secured Party in writing of any change in Borrower's chief place of business.

               (b) Borrower will (i) keep such books and records pertaining to the Collateral at such chief place of business, and at such office or offices of Borrower as shall be approved in writing by Secured Party;
          (ii) mark its books and records in such fashion as to indicate the Security Interest granted hereby; (iii) permit officers, employees, or other representatives of Secured Party at all reasonable times to inspect the Collateral and inspect and make abstracts from the books

                                                                   EXHIBIT 10.20

          and records of Borrower pertaining to the Collateral; and (iv) furnish to Secured Party such reasonable information and reports regarding the Collateral as Secured Party may from time to time require.

               (c) The Secured Party's right to take possession of any of Borrower's books and records after the occurrence of and during an Event of Default shall be enforceable at law, by action of replevin or by any other appropriate remedy at law or in equity and, to the extent permitted by law, the Borrower consents to the entry of judicial orders or injunctions enforcing such rights without any notice to Borrower or opportunity to be heard.

          4.6 Taxes. Borrower will promptly pay any and all taxes, assessments and governmental charges upon the Collateral prior to the date penalties are attached thereto, except to the extent otherwise permitted by Secured Party.

          4.7 Notice to Customers. Upon Secured Party's request, Borrower will give such notice in writing as Secured Party may require at any time to any or all Customers indebted on all or any of the Accounts and, if Secured Party shall so request, deliver to Secured Party copies of any and all such notices and, in addition Secured Party, or its agents or representatives may (1) transmit to any or all Customers at any time or times such notice of Secured Party's interest in any such Accounts as Secured Party may determine (but Secured Party shall not be required to give any such notice and any failure to give such notice by Secured Party shall in no way affect Secured Party's rights and interest hereunder or under any Accounts); (2) request from Customers at any time or times information concerning the amount owing under any or all Accounts; (3) request from Customers that Accounts be paid directly to Secured Party or to a post office box address over which Secured Party has control; or (4) enforce payment of and collect, by legal proceedings or otherwise, all Accounts.

          4.8 Information to Secured Party Regarding Collateral. Borrower will transmit to Secured Party all information that it may have or receive with respect to the Collateral or with respect to Customers indebted on the Accounts Receivable which might in any way affect the value of the Collateral or Secured Party's rights or remedies with respect thereto, including, but not limited to (i) rejection of goods or services by a Customer, (ii) assertion of claims, counterclaims or set-offs by a Customer, and (iii) information of financial difficulties of a Customer of which Borrower has or obtains knowledge.

          4.9 No Additional Security Interests or Liens. Borrower will not pledge, mortgage or otherwise encumber, or create or suffer a security interest or Lien to exist in any of the Collateral to or in favor of any person other than Secured Party, except as otherwise authorized pursuant to this Agreement. Borrower will defend the Collateral against all claims and demands of all persons at any time claiming the same or any interest therein senior or pari passu to that of Secured Party.

          4.10 Additional Documentation. Borrower will execute, alone or with Secured Party, any financing statement or other document or procure any document, and pay all connected costs, necessary or desirable to protect the Security Interest, rights and remedies created by, provided in or emanating from this Agreement. Borrower shall use its best efforts to furnish to Secured Party, if requested, a landlord's waiver of all liens with respect to any Collateral covered by this Agreement that is or that

                                                                   EXHIBIT 10.20

     may be located upon leased premises. Such landlord's waiver is to be in such form and upon such terms as are acceptable to Secured Party.

          4.11 Protective Action. Borrower will, at its own expense, do, make, procure, execute and deliver all acts, things, writing and assurances as Secured Party may at any time request to protect, assure or enforce its interests, rights and remedies created by, provided in or emanating from this Agreement.

          4.12 No Leases, Licenses or Encumbrances. Borrower will not lend, rent, lease, license or otherwise dispose of the Collateral or any interest therein except as authorized in this Agreement or in writing by Secured Party, and Borrower shall keep the Collateral, including the proceeds from any disposition thereof, free from unpaid charges, including taxes, and from all Liens.

          4.13 Collateral Locations. The Collateral shall remain in Borrower's possession or control at its address shown in this Agreement or at such other locations as Secured Party may approve in writing, and shall not be removed except for temporary removal in the ordinary course of Borrower's business from those locations.

          4.14 Insurance. Borrower will have and maintain or cause to be maintained insurance at all times with respect to all Collateral against risks of fire, theft and such other risks as Secured Party may require. Such insurance policies shall contain such terms and be written by companies satisfactory to Secured Party. Such insurance policies shall also contain a standard mortgagee's endorsement providing for payment of any loss to Secured Party. All policies of insurance shall provide for a minimum of thirty (30) days written cancellation notice to Secured Party. Borrower shall furnish Secured Party with certificates or other evidence satisfactory to Secured Party of compliance with the foregoing insurance provisions. Borrower hereby irrevocably appoints Secured Party as attorney for Borrower in obtaining, adjusting, settling and canceling such insurance and endorsing any drafts drawn by insurers of the Collateral, which power is coupled with an interest; provided, however, that Secured Party shall not be required to obtain, adjust, settle or cancel such insurance or endorse such drafts and any failure to do so by Secured Party shall in no way affect Secured Party's rights and interest hereunder or in any of the Collateral. In the event of loss and the payment of insurance proceeds, all monies shall be payable to Secured Party for the accounts of Secured Party and Borrower, as their interests may appear. At the option of Secured Party, all monies so received, from less than an actual or constructive total loss shall be applied (i) to the Loan secured thereby, (ii) to repair of the damage in respect of which the insurance loss was paid, or (iii) in reimbursements for monies theretofore so applied by the Borrower with the consent of the Secured Party. In the event of actual or constructive total loss of the Collateral, the insurance proceeds for such loss shall, unless otherwise agreed by Secured Party, be applied as follows: (i) to the payment of the costs of collecting such insurance, if any, (ii) to the payment of all indebtedness, principal, interest and other sums owed by the Borrower to Secured Party secured hereby, and (iii) the balance, if any to the Borrower.

          4.15 Segregation of Returned Goods. Returned or repossessed goods arising from or relating to any accounts included within the Collateral shall, if requested by Secured Party, be held separate and apart from any other property of Borrower.

                                                                   EXHIBIT 10.20

          4.16 Accounts as Proceeds. All accounts that are proceeds of the inventory included within the Collateral shall be subject to the security interest granted hereby and all of the other terms and provisions hereof.

          4.17 Certificates of Title. If certificates of title or similar documents are issued or outstanding or become issued and outstanding with respect to any of the Collateral, Borrower will promptly advise Secured Party thereof and will immediately cause the interest of Secured Party to be properly noted thereon and said certificates to be delivered to Secured Party.

          4.18 Business Use. The Collateral is and will be used for the sole purpose of conducting Borrower's business, unless otherwise agreed to in writing by Secured Party.

          4.19 No Misuse; Duty to Maintain. The Collateral will not be misused or abused, wasted or allowed to deteriorate, except for the ordinary wear and tear of its intended primary use, and will not be used in violation of any statute, regulation or ordinance. Borrower agrees to maintain and use the Collateral in a careful and proper manner and in conformity with all applicable statutes, laws, ordinances and regulations and with all permits and licenses. Borrower will not use the Collateral in any manner which exposes the Collateral to unusual risk or to penalty, forfeiture or capture. Borrower shall maintain, service and repair the Collateral so as to keep the Collateral in good operating condition.

          4.20 Collateral Affixed to Real Estate. If the Collateral is or is to be wholly or partly affixed to real estate or other goods, a description of the real estate or other goods shall be delivered to Secured Party and become a part of this Agreement, and shall specify the location and record owner of such real estate or other goods. If requested by Secured Party, Borrower shall use its best efforts to furnish disclaimers or waivers of all parties having an interest in the real estate or other goods to which the Collateral is or is to be attached to any interest in the Collateral.

          4.21 No Financing Statements. Except as otherwise set forth on Exhibit D attached hereto, there is no financing statement or similar filing now on file in any public office covering any part of the Collateral which has not been discharged nor is there any filing with the USPTO for the purpose of perfecting, confirming, continuing, enforcing or protecting any security interest granted by Borrower in the Collateral, and Borrower will not execute and there will not be on file in any public office any financing statement or similar filing, except the financing statements filed or to be filed in favor of Secured Party and the filing of this Agreement with the USPTO, or as otherwise specifically permitted by this Agreement.

          4.22 Trademarks. (a) Borrower (either itself or through licensees) will, for each Trademark material to the conduct of Borrower's business,
     (i) to the extent consistent with past practice, continue to use such Trademark on each and every trademark class of goods applicable to its current line of business in order to maintain such Trademark in full force free from any claim of abandonment for nonuse, (ii) maintain as in the past the quality of products and services offered under such Trademark, (iii) employ such Trademark with the notice of Federal registration, and (iv) not (and not permit any licensee or sublicensee thereof to) do any act or knowingly omit to do any act whereby such Trademark may become abandoned or invalidated.

                                                                   EXHIBIT 10.20

               (b) In no event shall Borrower, either itself or through any agent, employee, licensee or designee, file an application for any Trademark with the United States Patent and Trademark Office, or any similar office or agency in any other country or any political subdivision thereof or enter into a Trademark License, unless it promptly informs Secured Party, and, upon request of Secured Party, executes and delivers any and all agreements, instruments, documents and papers as Secured Party may request to evidence Secured Party's security interest in such Trademark or Trademark License, and the goodwill and general intangibles of Borrower relating thereto or represented thereby.

               (c) Borrower will take all necessary steps that are consistent with the practice in any proceeding before the USPTO, or any similar office or agency in any other country or any political subdivision thereof, to maintain and pursue each material application relating to the Trademarks (and to obtain the relevant grant or registration) and to maintain each material registration of the Trademarks which is material to the conduct of such Borrower's business, including, without limitation, filing of application for renewal, affidavits of use, affidavits of incontestability and maintenance fees, and, where appropriate, to initiate opposition, interference and cancellation proceedings against third parties.

         4.23 In the event that any Collateral consisting of a Trademark material to the conduct of Borrower's business is believed infringed, misappropriated or diluted by a third party, Borrower shall notify Secured Party within fifteen (15) days after it learns thereof and shall, if consistent with good business practice, promptly sue for infringement, misappropriation or dilution and to recover any and all damages for such infringement, misappropriation or dilution, and take such other actions as are appropriate under the circumstances to protect such Collateral.

          4.24 Borrower shall use its best effort to cause all existing UCC financing statements and liens with respect to the Collateral, other than those relating to the Secured Party, to be terminated.

     Section 5.     Events of Default

          Borrower shall be in default under this Agreement upon the happening of an Event of Default under the terms and conditions of the Loan Agreement (herein called an "Event of Default").

     Section 6.     Secured Party's Rights and Remedies

             6.1     Secured Party's Rights.

                    (a) This Agreement,  Secured Party's rights hereunder or the
               Secured Indebtedness may be assigned by Secured Party, at any time and from time to time, and in any such case the assignee shall be entitled to all of the rights, privileges and remedies granted in this Agreement to Secured Party; provided, however, that prior to the time an Event of Default has occurred, Secured Party shall not make any such assignment to any party in the same or similar business of that of the Borrower.

                    (b) Borrower  hereby  appoints the Secured Party as its true and lawful attorney, with full power of substitution, for the purpose of carrying out the provisions of this Agreement and

                                                                   EXHIBIT 10.20

               taking any action and executing any instrument which Secured Party may deem necessary or advisable to accomplish the purposes hereof. The power of attorney granted herein shall be deemed to be coupled with an interest, shall be irrevocable, shall survive the death, disability, dissolution, liquidation or other termination of Borrower, shall be binding upon all heirs, legal representatives, successors and assigns of Borrower, and shall inure to the benefit of Secured Party and its successors and assigns. Without limiting the generality of the foregoing, Secured Party shall have the right to receive, collect and endorse all checks made payable to Borrower or its order representing any proceeds in respect of the Collateral or any part thereof and to give full discharge therefor. Secured Party may, but is not obligated to, exercise at any time and from time to time all or any of Borrower's rights including, but not limited to, the following powers, with respect to all or any of the Collateral:

                         (i) to  demand,  sue  for,  collect,  receive  and give
                    acquittance for any and all monies due or to become due upon or by virtue thereof;

                         (ii) to receive, take, endorse,  assign and deliver any
                    and all checks, notes, drafts, documents and other negotiable and non-negotiable instruments and chattel paper taken or received by Secured Party in connection therewith;

                         (iii) to settle,  compromise,  compound,  prosecute  or
                    defend any action or proceeding with respect thereto;

                         (iv) to sell, transfer,  assign or otherwise deal in or
                    with the same or the proceeds or avails thereof or the relative goods, as fully and effectually as if Secured Party were the absolute owner thereof; and

                         (v) to extend the time of payment of any or all thereof
                    and to make any allowance and other adjustments with reference thereto, including without limitation, arrangement for payment in installments, other modifications of the payment terms thereof, or release thereof;

provided, however, that the exercise by Secured Party of or failure to so exercise any such authority shall in no manner affect or discharge Borrower's liability to Secured Party hereunder or under the Loan Agreement or under any other instrument evidencing or securing any of the Secured Indebtedness; provided, further, Secured Party shall be under no obligation, responsibility or duty to exercise any of the powers hereby conferred upon it and it shall be without liability for any act or failure to act in connection with any of the Collateral. Secured Party shall not be required to take any steps necessary to preserve the rights of the Collateral, except as required by law. Secured Party shall at all times have the right to apply the proceeds of any of the Accounts or other property in which Secured Party has been granted a Security Interest herein towards payment of the Loan and other Secured Indebtedness immediately upon receipt or collection of such proceeds.

          (c) Secured Party or any of its employees, agents or representatives may enter upon Borrower's premises at any reasonable time to inspect Borrower's records pertaining to the Collateral and Borrower shall assist such parties in making such inspections.

                                                                   EXHIBIT 10.20

          (d) Secured Party may execute, sign, endorse, transfer or deliver in the name of Borrower notes, checks, drafts or other instruments for the payment of money and receipts, certificates of origin, applications for certificates of title or any other documents necessary to evidence, perfect or realize upon the security interest and obligations created by this Agreement.

     6.2 Rights in Event of Default. (a) Upon the occurrence and during the continuance of an Event of Default, in addition to the rights granted pursuant to Section 6.1, the Secured Party may, without notice to the Borrower (except as otherwise specified herein), do any or all of the following, all of which rights and remedies are cumulative, and the exercise of any one or more of the remedies provided for herein shall not be construed as a waiver of any of the other remedies of Secured Party:

               (i) Secured Party may declare the Secured Indebtedness immediately due and payable and may exercise any of the rights and remedies available to a secured party under the UCC or otherwise available to Secured Party by agreement, at law or in equity, and under all other applicable laws of each state having jurisdiction over the Collateral or any part thereof, including without limitation thereto, the right to sell, lease or otherwise dispose of any or all of the Collateral and the right to take possession of the Collateral, and for that purpose Secured Party may, with or without notice or process of any kind, enter upon any premises on which the Collateral or any part thereof may be situated and remove the Collateral or books and records evidencing same, or may require Borrower to assemble the Collateral and make it available to Secured Party at a place to be designated by Secured Party which is reasonably convenient to both parties. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Secured Party will send Borrower reasonable notice of the time and place of any public sale thereof or of the time after which any private sale or other disposition thereof is to be made. The requirement of sending reasonable notice shall be met if such notice is mailed, postage prepaid, to Borrower at the address designated in this Agreement at least ten (10) days before the time of the sale or disposition. Expenses of retaking, holding, preparing for sale, selling or the like shall include Secured Party's reasonable attorneys' fees and legal expenses, plus interest thereon at the maximum non-usurious rate permitted by applicable law with respect to Borrower and shall constitute part of the Secured Indebtedness. Secured Party may apply the proceeds of any disposition of Collateral available for satisfaction of the Secured Indebtedness in any order of preference which Secured Party, in its sole discretion, chooses. Borrower shall remain liable for any deficiency.

               (ii) Secured Party may retain all books and records of Borrower.

               (iii) Secured Party may complete any uncompleted Inventory in the process of construction or completion.

               (iv) Secured Party may notify any of Borrower's lessees, consignees, renters and/or debtors to make all payments directly to the Secured Party and to surrender, at the termination of any such lease, rental agreement or consignment, the item or items leased, rented or consigned, directly to the Secured Party.

                                                                   EXHIBIT 10.20

               (v) Secured Party may cure any default in any reasonable manner and add the cost of such cure to the Secured Indebtedness.

          (b) Secured Party may remedy any default and may waive any default without waiving the default remedied or without waiving any other prior or subsequent default.

          (c) Secured Party may enforce its rights under this Agreement without resort to prior judicial process or judicial hearing, and Borrower expressly waives, renounces and knowingly relinquishes any legal right which might otherwise require Secured Party to enforce its rights by judicial process. In so providing for a non-judicial remedy, Borrower recognizes and concedes that such a remedy is consistent with the usage of the trade, is responsive to commercial necessity and is the result of bargaining at arms length. Nothing in this Agreement is intended to prevent Borrower or Secured Party from resorting to judicial process at either party's option.

          (d) Borrower agrees that in performing any act under this Agreement that time shall be of the essence and that Secured Party's acceptance of a partial or delinquent payment or payments, or the failure of Secured Party to exercise any right or remedy shall not be a waiver of any obligation of Borrower or any right of Secured Party or constitute a waiver of any other similar default subsequently occurring.

          (e) Secured Party may at any time demand, sue for, collect or make any compromise or settlement with reference to the Collateral as Secured Party, in its sole discretion, chooses. Secured Party may delay exercising or omit to exercise any right or remedy under this Agreement without waiving that or any other past, present or future right or remedy, except in writing signed by Secured Party.

     Section 7.     Additional Agreements

          7.1 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties, their successors, endorsers, representatives, receivers, trustees and assigns; provided, however, that nothing contained herein shall be construed to permit the Borrower to assign this Agreement or any of its rights or obligations hereunder, without obtaining the prior written approval of the Secured Party.

          7.2 Waiver and Indemnity. Borrower hereby waives and releases all relief from any and all appraisement, stay or exemption laws of any state now in force or hereinafter enacted. Borrower hereby waives presentment, notice of dishonor and protest of all instruments included in or evidencing the Collateral and any and all notices and demand whatsoever, whether or not relating to such instruments.

          7.3 Section Headings. The section headings appearing in this instrument have been inserted for convenience only and shall be given no substantive meaning or significance whatever in construing the terms and provisions of this instrument.

          7.4 Applicable Law; Place of Payment. The law governing this secured transaction shall be that of the State of California in force at the date

                                                                   EXHIBIT 10.20

     of this instrument, and all payments and obligations hereunder shall be made and performed in California, unless otherwise agreed.

          7.5 Notices. All notices, requests, demands and other communications required or permitted hereunder shall be in writing and may be personally served or sent by telex, telecopier, mail or the express mail service of the United States Postal Service, Federal Express or other equivalent overnight or expedited delivery service and (i) if given by personal service, telex (confirmed by telephone) or telecopier (confirmed by telephone), it shall be deemed to have been given upon receipt, (ii) if sent by telex or telecopier without telephone confirmation, it shall be deemed to have been given twenty-four (24) hours after being given, (iii) if sent by mail, it shall be deemed to have been given upon receipt and
     (iv) if sent by Federal Express, the Express Mail Service of the United States Postal Service or other equivalent overnight or expedited delivery service, it shall be deemed given twenty-four (24) hours after delivery to such overnight or expedited delivery service, delivery charges prepaid and properly addressed to Borrower or Secured Party as the case may be. For purposes hereof, the addresses of Borrower and Secured Party shall be as follows:

       Borrower:
         Communication Intelligence Corporation
         275 Shoreline Drive
         Redwood Shores, CA  94065-1413
         Attention:  President

       Secured Party:
         The Philip S. Sassower 1996 Charitable Remainder Annuity Trust 135 East 57th Street
         New York, New York  10022
         Attn:  Mr. Philip Sassower, Trustee
         Tel: (212) 759-1909
         Fax: (212) 319-4930

         with a copy to:

         Baer Marks & Upham LLP
         805 Third Avenue
         New York, NY  10022-7513
         Attn:  Jonathan J. Russo, Esq.
         Tel:  (212) 702-5700
         Fax:  (212) 702-5941

Any party may, by proper written notice hereunder to the other party, change the address to which notices shall thereafter be sent to it.

          7.6 Severability. If any provision of this Agreement is held to be illegal, invalid, or unenforceable, such provision shall be fully severable, and the remaining provisions of this Agreement shall be in full force and effect.

                                                                   EXHIBIT 10.20

          7.7 Savings Clause. Notwithstanding any provision to the contrary herein, or in any of the documents evidencing the Secured Indebtedness, no such provision shall require the payment or permit the collection of interest in excess of the maximum permitted by applicable usury laws. If any such excessive interest is so provided for, then in such event (i) the provisions of this paragraph shall govern and control, (ii) neither the Borrower nor his heirs, legal representatives, successors or assigns or any other party liable for the payment thereof, shall be obligated to pay the amount of such interest to the extent that is in excess of the maximum non-usurious interest rate permitted by applicable law, (iii) any such excess interest that may have been collected shall be, at the option of the holder of the instrument evidencing the Secured Indebtedness either applied as a credit against the then unpaid principal amount thereof or refunded to the maker thereof, and (iv) the effective rate of interest shall be automatically reduced to the maximum non-usurious interest rate permitted under the applicable usury laws as now or hereafter construed by courts having jurisdiction.

          7.8 Pronouns. The pronouns used in this instrument are in the masculine gender but shall be construed as feminine or neuter as occasions may require.

          7.9 Prior Agreement. This Agreement amends and restates in its entirety the Original Security Agreement and such agreement shall no longer be in effect.



          EXECUTED as of the date set forth above.
                               BORROWER:

                               COMMUNICATIONS INTELLIGENCE CORPORATION

                               By:    /s/ Guido DiGregorio
                                  -------------------------------------
                                    Name: Guido DiGregorio
                                    Title: President and CEO


                               SECURED PARTY:


                               THE PHILIP S. SASSOWER 1996 CHARITABLE REMAINDER ANNUITY TRUST


                                By:    /s/ Philip S. Sassower
                                   -------------------------------------
                                    Name:  Philip S. Sassower
                                    Title:  Trustee

                                                                   EXHIBIT 10.20

                                    EXHIBIT A

                           TRADEMARKS AND APPLICATIONS

   Trademark          Country          Application/              Application/
                                     Registration No.         Registration Date

   Handwriter         France          R: 92/421.079              R: 06/02/92
   InkShrink          France          R: 93/489.492              R: 10/26/93
   MacHandwriter      France          R: 92/418.221              R: 05/07/92
   Sign-It            France          R: 96/637.456              R: 08/05/96

   Handwriter         Germany         R: 2,057,970               R: 02/25/94
   InkShrink          Germany         R: 2,071,642               R: 07/15/94
   MacHandwriter      Germany         R: 2,027,414               R: 12/30/92
   Sign-It            Germany         R: 39,634,957              R: 04/22/97

   Handwriter         Great Britain   R: B 1,488,780             R: 07/15/94
   InkShrink          Great Britain   R: 1,549,138               R: 11/04/94
   MacHandwriter      Great Britain   R: B 1,488,781             R: 08/26/94
   Sign-It            Great Britain   R: 2,017,049               R: 02/07/97

   Handwriter         Italy           R: 639,696                 R: 12/27/94
   InkShrink          Italy           R: 677,464                 R: 05/14/96
   MacHandwriter      Italy           R: 639,697                 R: 12/27/94
   Sign-It            Italy           R: 763,200                 R: 04/22/99

   InkShrink          Japan           R: 3,199,505               R: 09/30/96
   MacHandwriter      Japan           R: 4,074,160               R: 10/24/97

   Handwriter         Spain           R: 1,682,610               R: 10/05/92
   MacHandwriter      Spain           R: 1,682,611               R: 02/07/92
   Sign-It            Spain           R: 2,044,039               R: 10/06/97

   CIC                US              R: 1,306,886               R: 11/27/84
   CIC Sign-It        US              A: 75/149,023              A: 7/23/96
   (Statement of use
    to be filed.)
   Creativity Tool    US              R: 1,951,744               R: 01/23/96
   Handwriter         US              R: 1,308,756               R: 12/11/84
   Handwriter Sign-It
  (Statement of
   use to be filed.)  US              A: 75/133-509              A: 07/96

                                                                   EXHIBIT 10.20

                                    EXHIBIT A

                           TRADEMARKS AND APPLICATIONS
                                   (continued)

Trademark                  Country          Application/         Application/
                                          Registration No.     Registration Date

Handwriter Sign-It         US              A: 75/133,504         A: 07/96
& design  (Statement of
use to be filed)
InkSentry                  US              R: 2,073,729          R: 06/24/97
InkShrink                  US              R: 1,931,730          R: 10/31/95
Ink-Snap                   US              A: Pending            A: 08/11/99
InkTools                   US              R: 2,152,,968         R: 04/21/98
Jot                        US              R: 2,219,350          R: 01/19/99
MacHandwriter              US              R: 1,721,067          R: 09/22/92
PenMac                     US              R: 1,930,050          R: 10/24/95
Quicknotes                 US              A: 75/206,691         A: 12/20/96
RecoEcho                   US              A: Pending            A: 08/11/99
SigCheck
(Statement of use
to be filed.)              US              A: 75/114,457         A: 06/05/96
Sign-It
(Statement of
use to be filed.)          US              A: 75/122,341         A: 06/19/96
Sign-It & design
(Statement of use to
be filed.)                US               A: 75/133,508         A: 07/96
Sign-On                   US               A: Pending            A: 08/11/99
SigView                   US               R: 2,152,967          R: 04/21/98
WordComplete              US               A: Pending            A: 08/11/99
YPAD                      US               R: 2,065,304          R: 05/27/97


                                                                   EXHIBIT 10.20



                                    EXHIBIT B

                            PATENTS AND APPLICATIONS


Patent                Inventor(s)        Country  Application      Application
                                                    Issue No.       Issue Date

Method for Dynamic    John S. Ostrem       USA     5,933,514        08/03/1999
Reconstruction        Norman A. Austin
of Handwritten Data   Hewitt D. Crane

Keyless Flat Panel    James Dao            USA     5,049,862        09/17/1991
Portable Computer     David C. Foyt
- Computer Aided      Jeffrey J. Dao
Notebook              Kenneth R. Allen

Method for            Hewitt D. Crane      USA      4,531,231       07/23/1985
Distinguishing        John S. Ostrem
Between Complex       Peter K. Edberg
CharacterSets

Confusion Grouping    Hewitt D. Crane      USA      4,573,196       02/25/1986
of Strokes in         John S. Ostrem
Pattern Recognition
Method andSystem

Process and Apparatus Hewitt D. Crane      USA      4,718,102       01/05/1988
Involving Pattern     John S. Ostrem
Recognition

Complex Pattern       Hewitt D. Crane      USA      4,561,105       12/24/1985
Recognition Method    John S. Ostrem
and System

                                                                   EXHIBIT 10.20


                                    EXHIBIT C

                              TO SECURITY AGREEMENT


Leasing Company            Lease Number                  Product Leased
Xerox                      950329631                     Photo Copier
                                                         Serial # 6W6-311599

Dell Financial Services    0017336519001                 Dell File Server Power
                                                         Edge 2300 Server

Dell Financial Services    0017336519002                 Dell Hard Drives
                                                         for PowerEdge 2300
                                                         Server

Dell Financial Services    0017336519003                 Dell Dimension XPST

Dell Financial Services    0017336519004                 Dell Dimension XPST (2)

                                                                   EXHIBIT 21.1

                     COMMUNICATION INTELLIGENCE CORPORATION
                            SCHEDULE OF SUBSIDIARIES


Communication Intelligence Computer Corporation      Peoples Republic of China

                                                                   Exhibit 23.1

                         CONSENT OF STONEFIELD JOSEPHSON
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The undersigned independent certified public accounting firm hereby consents to the inclusion of its report on the financial statements of Communication Intelligence Corp. for the year ending December 31, 1999, and to the reference to it as experts in accounting and auditing relating to said financial statements, in the Form 10k filed with Securities and Exchange Commission for Communication Intelligence Corp., dated February 25, 2000.



-----------------------------------------
STONEFIELD JOSEPHSON, INC.
Certified Public Accountants

Santa Monica, California
February 25, 2000

                                                                   Exhibit 23.2

                    CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 333-04711, No. 333-24257 and No. 333-43855) and the incorporation by reference in the Registration Statements on Form S-8 (No. 33-5521, No. 33-71614 and No. 33-92284) of Communication Intelligence Corporation of our report dated March 29, 1999 appearing in this Form 10-K. We also consent to the reference to us under the heading "Experts" in such Prospectuses.




PricewaterhouseCoopers LLP

San Jose, California
March 28, 2000