Form 10-Q
period 2000-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2000-05-04
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

           Number of shares outstanding of the issuer's Common Stock, as of May 1, 2000: 84,493,921.

  This Quarterly Report on Form 10-Q contains 18 pages of which this is page 1.

                                      INDEX


PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements                                        Page No.

  Condensed Consolidated Balance Sheets at March 31, 2000
   (unaudited) and December 31,1999.........................................3

  Condensed Consolidated Statements of Operations for the
    Three-Month Period Ended March 31, 2000 and 1999 (unaudited)............4

  Condensed Consolidated Statements of Stockholders' Equity for the
    Three-Month Period Ended March 31, 2000 (unaudited).....................5

  Condensed Consolidated Statements of Cash Flows for the
    Three-Month Period Ended March 31, 2000 and 1999 (unaudited)............6

  Notes to Condensed Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......16

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................16

  Item 2.  Change in Securities............................................16

  Item 3.  Defaults Upon Senior Securities.................................16

  Item 4.  Submission of Matters to a Vote of Security Holders.............16

  Item 5.  Other Information...............................................16

  Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits...............................................16

           (b)      Reports on Form 8-K....................................16

  Signatures...............................................................17

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                               March 31,          December 31,
                                                 2000                 1999
                                             -------------       -------------
                                               Unaudited
Assets
Current assets:
     Cash and cash equivalents                  $  3,315            $  2,374
     Accounts receivable, net                      2,248               1,575
     Inventories                                      35                  81
     Prepaid expenses and other current assets       227                 175
                                              -------------      -------------
         Total current assets                      5,847               4,205

Note receivable from officer                         113                 135
Property and equipment, net                          315                 344
Other assets                                         254                 279
                                              -------------      -------------

         Total assets                           $  6,507            $  4,963
                                              =============      =============

Liabilities and stockholders' equity
Current liabilities:
     Short-term debt                            $      -            $     60
     Accounts payable                                503                 288
     Accrued compensation                            226                 268
     Other accrued liabilities                       323                 500
     Deferred revenue                              1,051                  35
                                              -------------      -------------
         Total current liabilities                 2,103               1,151

Long-term debt - related party                     1,358               1,338

Minority interest                                    124                 125

Commitments

Stockholders' equity:
     Common stock                                    842                 822
     Additional paid-in capital                   74,422              72,983
     Accumulated deficit                         (72,132)            (71,244)
     Cumulative translation adjustment              (210)               (212)
                                              -------------      -------------
         Total stockholders' equity                2,922               2,349
                                              =============      =============

         Total liabilities and
          stockholders' equity                  $  6,507            $  4,963
                                              =============      =============

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                                     Three Months Ended
                                                         March 31,
                                         -------------------------------------
                                              2000                     1999
                                         -------------           -------------
Revenues:
  Product                                  $  1,097               $    773
  License and royalty                           184                    218
  Development contracts                          96                    256
                                         -------------           -------------

      Total revenues                          1,377                  1,247

Operating costs and expenses:
  Cost of sales:
      Product                                   654                    471
      License and royalty                        21                     17
      Development contracts                      54                    142
  Research and development                      429                    297
  Sales and marketing                           592                    391
  General and administrative                    470                    417
                                          -------------          -------------

      Total operating costs and expenses      2,220                  1,735
                                          -------------          -------------

Loss from operations                           (843)                  (488)

Interest and other income (expense), net         (7)                     2

Interest expense                                (39)                     -

Minority interest                                 1                      2
                                          -------------          -------------

      Net loss                              $  (888)              $   (484)
                                          =============          =============

Basic loss per common share                 $  (0.01)             $   (0.01)
                                          =============          =============

Diluted loss per common share               $  (0.01)             $   (0.01)
                                          =============          =============
Weighted average common
 shares outstanding                           83,005                 79,111
                                          =============          =============

                           See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)

                                                                 Accum.
                                            Additional           Other
                                   Common    Paid-In    Accum.    Comp.
                                    Stock    Capital    Deficit   Loss     Total
Balances as of December 31, 1999..  $  822  $ 72,983   $(71,244) $ (212)  $2,349
                                   ---------------------------------------------
Cashless Exercise of 300 warrants
  for 255 shares of Common Stock..       3         -          -       -       3
Exercise of options for 1,596
  shares of Common Stock..........      16     1,439          -       -   1,455
Exercise of 106 warrants for 106
  shares of Common Stock..........       1         -          -       -       1
Foreign currency translation
  adjustment......................       -         -          -       2       2

Net loss..........................       -         -       (888)      -    (888)
                                   ---------------------------------------------

Balances as of March 31, 2000.....  $  842  $ 74,422   $(72,132) $ (210)  $2,922
                                   =============================================

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                 Three Months Ended
                                                     March 31,
                                          --------------------------------
                                              2000               1999
                                          -------------     --------------
Cash flows from operating activities:
  Net loss                                $ (888)              $  (484)
  Adjustments to reconcile net loss
  to net cash provided by (used)
  in operating activities:
    Depreciation and amortization             68                    63
    Non-cash compensation                     21                    20
    Changes in operating assets
    and liabilities:
      Accounts receivable                   (673)                  519
      Inventories                             46                     1
      Prepaid expenses and other current
       assets                                (52)                  (57)
      Other assets                            22                     -
      Accounts payable                       215                   (79)
      Accrued compensation                   (39)                   (2)
      Other accrued liabilities             (182)                  162
        Deferred revenue                   1,016                  (129)
                                          -------------      -------------

      Net cash provided by (used in)
       operating activities                 (446)                   14
                                          -------------      -------------

Cash flows from investing activity:
  Acquisition of property and equipment      (14)                  (16)
                                          -------------      -------------

      Net cash used in investing activity    (14)                  (16)
                                          -------------      -------------

Cash flows from financing activities:
  Principal payments on short-term debt      (60)                 (145)
  Proceeds from exercise of stock
    options and warrants                   1,460                   507
  Principal payments on capital
    lease obligations                         (2)                    -
  Restricted cash related
    to short-term debt                         -                   250
                                          -------------      -------------

      Net cash provided by
        financing activities                1,398                  612
                                          -------------      -------------

Effect of exchange rate changes on cash         3                    -
                                          -------------      -------------

Net increase in cash and
  cash equivalents                            941                   610
Cash and cash equivalents
  at beginning of period                    2,374                   795
                                          -------------      -------------

Cash and cash equivalents at end
  of period                               $ 3,315               $ 1,405
                                          =============      =============


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

     The Company develops and markets natural input and electronic signature solutions for wireless internet information devices and enterprise applications including e-commerce, document automation and corporate security. The Company's core software technologies include multilingual handwriting recognition systems (Jot(R) and the Handwriter(R) Recognition System, referred to as HR(TM)), dynamic signature verification and capture tools (InkTool(TM), Sign-it(TM), and Sign-On(TM), ink compression (INKshrINK(R)) and operating system extensions that enable pen input
     (PenX(TM) and PenX(TM) VC). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input, (WordComplete(TM)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless internet and information devices such as smartphones, electronic organizers ("PDA's") and portable web browsers.

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

     For the three months ended March 31, 2000, the Company's cash and cash equivalents increased by $941 from $2,374 at the beginning of the period to $3,315. The increase is due primarily to cash of $1,398 provided by financing activities. This increase was offset by cash used in operating activities of $446 and cash used in investing activities of $14. The $1,398 provided by financing activities consists primarily of $1,460 in proceeds from the exercise of stock options and warrants by the Company's employees and others, offset by principal payments of short-term debt and capital lease obligations of $62. As of March 31, 2000, the Company's principal source of funds were its cash and cash equivalents aggregating $3,315. The Company anticipates that it will have adequate capital to fund its planned operations in the forseeable future. However, there can be

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

1.   Interim financial statements (continued)

     no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

     The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Cash and cash equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of up to 90 days to be cash equivalents.

     Cash and cash equivalents consist of the following:

                                            March 31,              December 31,
                                              2000                    1999
                                    --------------------------------------------
        Cash in bank                   $      2,767             $      2,359
        Commercial paper                        541                       11
        Money market                              7                        4
                                    =====================    ===================
                                       $      3,315             $      2,374
                                    =====================    ===================

3.   Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At March 31, 2000, inventories consisted primarily of finished goods.


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

5.   Short-term debt

     On September 3, 1999, the Company's 90% owned Joint Venture borrowed the equivalent of $96, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 5.12% and was due on March 2, 2000. The borrowings did not require a compensating balance. The note was repaid in full in January, 2000.

6.   Long-term debt related party

     On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, in the amount of $1,500 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, 10.25% at March 31, 2000. The note is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof.

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

     On January 20, 2000, the charitable remainder trust, of which a director and officer of the Company is a trustee, exercised all 300 warrants issued in connection with the 1999 Loan. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued 255 shares of common stock in exchange for the 300 warrants.

7.   Revenue recognition

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

8.   Net loss per share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

8.   Net loss per share (continued)

     earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. All prior year earnings per share data have been restated to reflect the provisions of SFAS 128. Potential common shares, including stock, stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented as their effect is anti-dilutive.

9.   Comprehensive income

     Total comprehensive income (loss) was as follows:

                                                   Three Months Ended March 31,
                                           -------------------------------------
                                                2000                   1999
                                           -------------          -------------
         Net loss                             $  (888)             $  (484)
         Other comprehensive income:
         Cumulative translation adjustment          2                  (22)
                                           =============          =============
         Total comprehensive loss             $  (886)             $  (506)
                                           =============          =============

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

10.  Segment Information (continued)

     The table below presents information about reporting segments for the periods indicated:

                                        Three Months ended March 31,
                                      2000                       1999
                        --------------------------  ----------------------------
                                    Systems                     Systems
                        Handwriting Integra-        Handwriting Integra-
                        Recognition   tion   Total  Recognition   tion    Total
                        ----------- -------- -----  ----------- -------- -------

       Revenues             $ 1,012  $  365  $ 1,377  $  943   $  304  $ 1,247
       Loss from Operations $  (828) $  (15) $  (843) $ (463)  $  (25) $  (488)
       Significant change
       in Total assets
       from Year End        $     -  $    -  $     -  $    -   $    -  $     -

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty revenues and development contracts. For the three months ended March 31, 2000, total revenues increased by 10% to $1,377 from $1,247 for the comparable three month period ended March 31, 1999 as discussed below:

                                            Three Months Ended
                                                 March 31,
                                 -----------------------------------------------
                                          2000                     1999
                                 -------------------      ---------------------

   Revenues:
     Product                        $     1,097               $       773
     License and royalty                    184                       218
     Development contracts                   96                       256
                                 ==================        =====================
   Total revenues                   $     1,377               $     1,247
                                 ==================        =====================

Product sales increased to $1,097 or by 42% for the three month period ended March 31, 2000 from $773 in the comparable prior year period. This increase was due to the increase of $415 in product sales to $433 from $18 in the prior year. The Product revenue increase reflects a breakthrough order for electronic signature solution technology from Charles Schwab & Co. Product sales by the Company's 90% owned joint venture in the People's Republic of China (the "Joint Venture") increased 20% to $364 for the period ended March 31, 2000 compared to $304 during the same period last year. Aftermarket product consumer software sales via the Company's website declined 30% to $295, compared to $419 in the prior year period. The decrease in aftermarket consumer software sales resulted from a decrease in the availability of new names used for Direct Mail campaigns as compared to the 1999 comparable quarter. Handwriter(R) and other product sales decreased by 87% to $5 during the period ended March 31, 2000 compared to $38 in the prior year period. The decline in Handwriter(R) sales resulted from the Company's decision in 1997 to focus on software sales and discontinue hardware sales.

Revenues from license and royalty revenue for the three month period ended March 31, 2000 decreased by 16% to $184 from $218 in the comparable prior year period. This decrease was primarily the result of a large one time order of products bundled with the Company's software in 1999 which did not reoccur in the first quarter ended March 31, 2000

Development contract revenues for the three month period ended March 31, 2000 decreased 63% to $96 from $256 in the comparable prior year period. This decrease resulted primarily from a decrease in non-recurring engineering fees primarily associated with smartphone development of $73 and a decrease of $80 in grant revenue recognized from the National Science Foundation compared to the prior year period.

Cost of sales. Cost of sales for the three months ended March 31, 2000 increased 16% to $729 from $630 in the comparable prior year period. This increase is due primarily to product costs associated with the Charles Schwab order of approximately $128. Costs associated with the system integration activities of the Joint Venture increased $38 to $256 compared to approximately $218 in the prior year period. The increase in systems integration cost of product sales is due to the increase in sales. Aftermarket cost of sales increased 7% to $270 compared to $253 in the prior year period. The increase is due to the increase in cost of Direct Mail programs and banner advertising associated with the

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

aftermarket consumer software sales. In addition, license and royalty cost of sales increased by 23% to $21 for the three months ended March 31, 1999 compared to $17 for the comparable 1999 period. These increases were offset by lower costs incurred in connection with development contract revenues. Development contract costs decreased 62% for the three months ended March 31, 2000 to $54 as compared to $142 in the prior year period, as a result of the decrease in contract development revenues in the first quarter of 2000.

Gross profit. Gross profit increased to $648 compared to $617 for the comparable period in the prior year. This increase was due primarily to an increase in revenues compared to the prior year. Product gross margins increased to $443 compared to $302 in the prior year. This increase was due to the breakthrough order of the Company's electronic signature solution technology to Charles Schwab. License and royalty gross profit declined to $163 for the three month period ended March 31, 2000 compared to $201 for the same period last year. The decrease is the result of lower shipments by the Company's licensees as discussed above. Development contract gross profit decreased to $42 for the three months ended March 31, 2000 compared to $114 for the same period last year. The decrease is due to lower revenues as discussed above.

Research and development expenses. Research and development expenses for the three month period ended March 31, 2000 increased by $132 or 44% to $429 as compared to $297 in the comparable period of the prior year. This increase was primarily due to a $88 decrease in the amount of engineering costs associated with development contract revenues and transferred to cost of sales. During the three months ended March 31, 2000, $54 in engineering costs were transferred to cost of sales compared to $142 in the comparable period of the prior year. This decrease is the result of a decrease in development contract revenues. In addition, there was an increase of approximately $37 in payroll and related costs attributable to an increase in the number of personnel in the US compared to the same period last year. Other costs including facilities expense increased $7 compared to the same period last year. The Company did not capitalize any software development costs during the three months ended March 31, 2000 or 1999, respectively.

Sales and marketing expenses. Sales and marketing expenses for the three month period ended March 31, 2000 increased $201 or 51% to $592 as compared to $391 in the comparable period of the prior year. Professional services and advertising expenses increased $58 and $98, respectively. This increase was due primarily to the one-time cost of development of a media campaign aimed at significantly increasing aftermarket software sales via CIC's website. In addition, salary and related costs increased $26 due to increases in personnel associated with Enterprise sales. Other costs, including travel and facilities and related expenses, increased $19 commensurate with increase in staffing.

General and administrative expenses. General and administrative expenses for the three month period ended March 31, 2000 increased $53 or 13% to $470 as compared to $417 in the comparable period of the prior year. This increase was primarily attributable to an increase in payroll and related costs of approximately $24 due to an increase in personnel during the fourth quarter of 1999. Investor related expenses increased $46 due to the renewed investor interest in the Company and the expense associated with providing information to the investment community. Other costs, including professional services and facilities and related costs, decreased $17 over the comparable period of the prior year. The decrease is due to lower expenses for services provided by third parties.

Interest and other income (expense), net. Interest and other income (expense), net decreased to an expense of $7 for the three months ended March 31, 2000 compared to income of $2 in the comparable period of the prior year. Interest income from cash and cash equivalents was $25 compared to $14 in the prior year. The increase in interest income was offset by $13 of credit card processing and other fees compared to $12 in the prior year related to sales via the Company's website. In addition, loan discount amortization associated with the Company's long term debt was $19 for the three months ended March 31, 2000. There was no loan discount amortization during the comparable period of the prior year.

Interest expense increased $39 for the three month period ended March 31, 2000 compared to the comparable prior year period. The increase is due to interest expense related to long term debt.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Liquidity and Capital Resources

At March 31, 2000, cash and cash equivalents totaled $3,315 compared to cash and cash equivalents of $2,374 at December 31, 1999. The increase is due primarily to cash of $1,398 provided by financing activities. This increase was offset by cash used in operating activities of $446 and cash used in investing activities of $14. The $1,398 provided by financing activities consists primarily of $1,460 in proceeds from the exercise of stock options and warrants by the Company's employees and others, offset by principal payments of short-term debt and capital lease obligations of $60 and $2, respectively. Total current assets were $5,847 at March 31, 2000 compared to $4,205 at December 31, 1999.

As of March 31, 2000, the Company's principal source of liquidity was its cash and cash equivalents of $3,315. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

Current liabilities, which include deferred revenue, were $2,103 at March 31, 2000. Deferred revenue, totaling $1,051 at March 31, 2000, primarily reflects nonrefundable advance royalty fees for the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees.

The Company currently owns 90% of a joint venture with the Information Industry Bureau, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 1999, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with both non-exclusive licenses to technologies and certain distribution rights. The Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, in the amount of $1,500 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, and is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof. The interest rate at March 31, 2000 was 10.25%.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

In October 1999, in connection with the 1999 Loan, the Company issued to the charitable remainder annuity trust warrants to purchase 300 shares of the Company's common stock. The Company ascribed a value of $179 to these warrants, which will be amortized to the Company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%. The warrants were due to expire October 20, 2001 and had an exercise price of $1.09 per share. On January 20, 2000, the charitable remainder trust, of which a director and officer of the Company is a trustee, exercised all 300 warrants issued in connection with the $1,500 long-term debt. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued approximately 255 shares of common stock in exchange for the 300 warrants.

On September 3, 1999, the Company's 90% owned Joint Venture borrowed the equivalent of $96, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.12% and was due on March 2, 2000. The borrowings do not require a compensating balance. The note was repaid in January, 2000.

The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $517, and $431 excluding sub-lease income for the years ending
December 31, 2000, and 2001, respectively. The Company's rent expense is expected to be reduced by approximately $98 in 2000 in connection with the subleases on excess office space in the United States.

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

Management as a whole is responsible for issues arising from Year 2000 problems. The Company has evaluated its internal software programs and equipment to ascertain the readiness of computer software and operating systems for the Year 2000. Management of the Company believes that its internal software programs are Year 2000 compliant. The Company has not received any reports of malfunctions or errors in any of its products related to the change to the Year 2000. The Company does not anticipate that it will experience any material difficulties with Year 2000 issues in the future, and therefore has not formalized any contingency plan. The Company has been informed by third parties which it does significant business with that they are Year 2000 compatible, and has not experienced any major interruptions or difficulties with its third party relationships.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None

Part II-Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         During the three months ended March 31, 2000, the Company has granted stock options to employees as follows:

  -----------------------------------------------------------------------------
               Grant         Number of    Option   Vesting        Expiration
  Grantees     Date          Options      Price    Period            Date
  -----------------------------------------------------------------------------

  Employee (1)  March 15,2000  75,000     $ 8.06   Quarterly     March 15, 2007
                                                   over three
                                                   years
  -----------------------------------------------------------------------------

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





                                         COMMUNICATION INTELLIGENCE CORPORATION
                                         ---------------------------------------
                                                       Registrant



       May 2, 2000                              /s/ Guido DiGregorio
------------------------           ---------------------------------------------
          Date                                   Guido DiGregorio
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)