Form 10-Q
period 2000-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2000-08-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------                  SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2000
                                                  -------------
                                       OR

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

                  Yes                        No
                         --------                  --------

        Number of shares outstanding of the issuer's Common Stock, as of August 2, 2000: 84,512,621.

  This Quarterly Report on Form 10-Q contains 19 pages of which this is page 1.

                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements                                           Page No.

  Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and
      December 31,1999.......................................................3

  Condensed Consolidated Statements of Operations for the Three and
      Six-month Periods Ended June 30, 2000 and 1999 (unaudited).............4

  Condensed Consolidated Statements of Changes in Stockholders' Equity
      for the Six-month Period Ended June 30, 2000(unaudited)................5

  Condensed Consolidated Statements of Cash Flows for the Six-month
      Periods Ended June 30, 2000 and 1999 (unaudited).......................6

  Notes to Unaudited Condensed Consolidated Financial Statements.............7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................12

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......16

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................................17

  Item 2.  Change in Securities and Use of Proceeds.........................17

  Item 3.  Defaults Upon Senior Securities..................................17

  Item 4.  Submission of Matters to a Vote of Security Holders..............17

  Item 5.  Other Information................................................18

  Item 6.  Exhibits and Reports on Form 8-K

           (a)      Exhibits................................................18

           (b)      Reports on Form 8-K.....................................18

  Signatures................................................................19

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                 June 30,           December 31,
                                                   2000                 1999
                                               ------------         -----------
                                                Unaudited

Assets
Current assets:
     Cash and cash equivalents                  $   3,633            $   2,374
     Accounts receivable, net                         923                1,575
     Inventories                                      118                   81
     Prepaid expenses and other current assets        245                  175
                                               ------------         -----------
         Total current assets                       4,919                4,205

Note receivable from officer                           94                  135
Property and equipment, net                           297                  344
Other assets                                          203                  279
                                               ------------         -----------

         Total assets                           $   5,513            $   4,963
                                               ============         ===========

Liabilities and stockholders' equity
Current liabilities:
     Short-term debt                            $       -            $      60
     Accounts payable                                 415                  288
     Accrued compensation                             261                  268
     Other accrued liabilities                        275                  500
     Deferred revenue                               1,113                   35
                                               ------------         -----------
         Total current liabilities                  2,064                1,151

Long-term debt - related party                      1,370                1,338

Minority interest                                     124                  125

Commitments

Stockholders' equity:
     Common stock                                     844                  822
     Additional paid-in capital                    74,578               72,983
     Accumulated deficit                          (73,259)             (71,244)
     Cumulative translation adjustment               (208)                (212)
                                               ------------         -----------
         Total stockholders' equity                 1,955                2,349
                                               ------------         -----------

   Total liabilities and stockholders' equity  $    5,513            $   4,963
                                               ============         ===========

                           See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                          Three Months Ended   Six Months Ended
                                               June 30,           June 30,

                                          -------   -------   --------   -------
                                            2000       1999      2000      1999
                                          -------    -------   --------  -------
Revenues:
     Product                             $   977    $  787    $ 2,074   $ 1,560
     License and royalty                     134       592        318       810
     Development contracts                   139        57        235       313
                                         -------    -------    -------   -------

               Total revenues              1,250     1,436      2,627     2,683

Operating costs and expenses:
     Cost of sales:
        Product                              678       494      1,332       965
        License and royalty                   13        15         34        32
        Development contracts                117        24        171       166
     Research and development                388       384        817       681
     Sales and marketing                     588       440       1180       831
     General and administrative              571       485       1041       902
                                         -------    -------    -------   ------

     Total operating costs and expenses    2,355     1,842      4,575     3,577
                                         -------   --------    -------   ------

Loss from operations                      (1,105)    (406)     (1,948)    (894)

Interest and other income
  (expense), net                              53       28          46       32

Interest expense                             (75)      (2)       (114)      (2)

Minority interest                               -      -           1        -
                                           ------- -------     -------  -------

         Net loss                         (1,127)    (380)     (2,015)    (864)
                                          =======  =======     =======  =======

Basic loss per common share              $(0.013) $(0.005)    $(0.024) $(0.011)
                                         ======== ========    ======== ========

Diluted loss per common share            $(0.013) $(0.005)    $(0.024) $(0.011)
                                         ======== ========    ======== ========

Weighted average common
     shares outstanding                   84,370   79,527      83,684   79,320
                                         ======== ========    ======== ========

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)


                                                            Accumulated
                                                Additional    Other
                             Common  Paid-In   Accumulated Comprehensive
                              Stock   Capital    Deficit       Loss       Total
                             ------  --------  ----------- -------------  -----
Balances as of
December 31, 1999.........    $ 822   $ 72,983   $(71,244)    $(212)    $ 2,349

Cashless Exercise of
  300 warrantsfor 255
  shares of Common Stock..        3          -          -         -           3
Exercise of options
  for 1,596shares of
  Common Stock..........         16      1,439          -         -       1,455
Exercise of 106 warrants
  for 106shares of Common
  Stock..........                 1          -          -         -           1
Foreign currency translation
  adjustment................      -          -          -         2           2

Net loss....................      -          -       (888)        -        (888)
                             ---------------------------------------------------

Balances as of
  March 31, 2000............  $ 842   $ 74,422   $(72,132)    $(210)    $ 2,922
                             ---------------------------------------------------

Exercise of options
  for 1,809 shares of
  Common Stock..............      2        156          -         -         158
Foreign currency translation
  adjustment................      -          -          -         2           2

Net loss....................      -          -     (1,127)        -      (1,127)
                             ---------------------------------------------------

Balances as of
  June 30, 2000.............  $ 844   $ 74,578   $(73,259)    $(208)    $ 1,955
                             ===================================================

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                    (In thousands, except per share amounts)


                                                         Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                     2000              1999
                                                  ----------       ------------

Cash flows from operating activities:
 Net loss                                           $(2,015)        $   (864)
 Adjustments to reconcile net loss to net cash
 provided by (used) in operating activities:
     Depreciation and amortization                      133              136
     Non-cash compensation                               40               42
     Changes in operating assets and liabilities:
        Accounts receivable                             653              436
        Inventories                                     (36)              16
        Prepaid expenses and other current assets       (70)             (38)
        Other assets                                     69                -
        Accounts payable                                127             (221)
        Accrued compensation                             (5)              20
        Other accrued liabilities                      (225)             118
        Deferred revenue                              1,078             (143)
                                                  -----------       -----------
     Net cash used in operating activities             (251)            (498)
                                                  -----------       -----------

Cash flows from investing activities:
     Acquisition of property and equipment              (43)             (43)
                                                  -----------       -----------
         Net cash used in investing activities          (43)             (43)
                                                  -----------       -----------

Cash flows from financing activities:
 Principal payments on short-term debt                  (60)            (145)
 Principal payments on capital lease obligations         (4)               -
 Proceeds from issuance of short-term debt                -              500
 Proceeds from issuance of common stock               1,617              584
 Restricted cash related to short-term debt               -              250
                                                  -----------       -----------

     Net cash provided by financing activities        1,553            1,189
                                                  -----------       -----------

Net increase in cash and cash equivalents             1,259              648
Cash and cash equivalents at beginning of period      2,374              795
                                                  -----------       -----------

Cash and cash equivalents at end of period        $   3,633         $  1,443
                                                  ===========       ===========

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q


1.   Interim financial statements

     The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year. The Company develops and markets natural input and electronic signature solutions for wireless internet information devices and enterprise applications including e-commerce, document automation and corporate security. The Company's core software technologies include multilingual handwriting recognition systems (Jot(R) and the Handwriter(R) Recognition System, referred to as HRS(TM)), dynamic signature verification and capture tools (InkTools(TM), Sign-it(TM), and Sign-On(TM)), ink compression (INKshrINK(R)) and operating system extensions that enable pen input (PenX(TM) and PenX(TM) VC). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input, (WordComplete(TM)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless internet and information devices such as smartphones, electronic organizers ("PDA's") and portable web browsers. The Company offers a wide range of multi-platform software products that enable or enhance pen-based computing. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". Natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, predictive text entry, and electronic ink capture technologies. Many small handheld devices such as electronic organizers, pagers and smart cellular phones do not have a keyboard. For such devices, handwriting recognition and software keyboards offer the most viable solutions for performing text entry and editing. CIC's predictive text entry technology simplifies data entry even further by reducing the number of actual letters required to be entered. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, and data compression. For the six months ended June 30, 2000, the Company's cash and cash equivalents increased by $1,259 from $2,374 at the beginning of the period to $3,633. The increase is due primarily to cash of $1,553 provided by financing activities. This increase was offset by cash used in operating activities of $251 and cash used in investing activities of $43. The $1,553 provided by financing activities consists primarily of $1,617 in proceeds from the exercise of stock options and warrants by the Company's employees and others, offset by principal payments of short-term debt and capital lease obligations of $64. As of June 30, 2000, the Company's principal source of funds were its cash and cash equivalents aggregating $3,633. The Company anticipates that it will

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

1.   Interim financial statements (continued)

     have adequate capital to fund its planned operations in the forseeable future. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

     The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Cash and cash equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                           June 30,              December 31,
                                            2000                    1999
                                    --------------------- -- -------------------

         Cash in bank                 $      1,451             $     1,705
         Commercial paper                      644                      11
         Money market accounts               1,538                     658
                                    ---------------------    -------------------
                                      $      3,633             $     2,374
                                    =====================    ===================

3.   Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At June 30, 2000, inventories consisted primarily of finished goods.

4.   Note receivable from officer

     In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock. The note bore interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law. On August 14, 1998, the Company entered into an agreement (the "Agreement") with the former Chief Executive Officer. Under the Agreement, the former officer agreed to provide consulting services to the Company through December 15, 2001. In exchange for these services, $110 of the note receivable from the former officer will be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining $100 of the note receivable from the former officer will be forgiven on December 15, 2001, if the former officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

5.   Short-term debt

     On September 3, 1999, the Company's 90% owned Joint Venture borrowed the equivalent of $96, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 5.12% and was due on March 2, 2000. The borrowings did not require a compensating balance. The note was repaid in full in January 2000.

6.   Long-term debt related party

     On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, in the amount of $1,500 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, 11.5% at June 30, 2000. The note is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof. At June 30, 2000 $1,500 of the 1999 Loan is outstanding.

     On October 20, 1999, in connection with the 1999 Loan the Company issued to the charitable remainder annuity trust warrants to purchase 300 shares of the Company's common stock. The warrants expire October 20, 2001, and have an exercise price of $1.09 per share. The Company ascribed a value of $179 to these warrants, which will be amortized to the Company's results of operations over the life of the debt. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%. On January 20, 2000, the charitable remainder trust exercised all 300 warrants issued in connection with the 1999 Loan. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued 255 shares of common stock in exchange for the 300 warrants.

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

9.     Comprehensive income

       Total comprehensive income (loss) was as follows:

                                                  Six months ended June 30,
                                          --------------------------------------
                                               2000                      1999
                                          --------------           -------------

       Net loss                            $   (2,015)              $    (864)
       Other comprehensive income:
       Cumulative translation adjustment            4                     (34)
                                           ------------             ------------
                  Total comprehensive loss $   (2,011)              $    (898)
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

     The accounting policies followed by the segments are the same as those described in the "Summary of Significant Accounting Policies" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Segment data includes revenues, as well as allocated corporate-headquarters costs charged to each of the operating segments.

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

10.  Segment Information (continued)

     The table below presents information about reporting segments for the periods indicated:

                                    Six months ended June 30,
                               2000                          1999
                  ------------------------------- -----------------------------
                   Handwriting    Systems          Handwriting  Systems
                   Recognition  Integration Total Recognition Integration Total
                   -----------  ----------- ----- ----------- ----------- -----

 Revenues             $ 1,891   $   736   $  2,627    $ 2,092   $  591  $ 2,683
 Loss from Operations $(1,942)  $    (6)  $ (1,948)   $  (877)  $  (17) $  (894)
 Significant change
 in   Total assets
 from Year End        $     -   $     -   $      -    $     -   $    -  $     -


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

Results of Operations

Revenues. The Company's revenues are derived from product sales, license and royalty fees and development contracts. For the three months ended June 30, 2000, revenues decreased by 13% to $1,250 from $1,436, and for the six months revenues decreased 2% to $2,627 from $2,683 for the comparable three and six month periods ended June 30, 1999, as discussed below:

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                              ------------------       -------------------

                                 2000      1999          2000        1999
                               -------   -------       --------    -------

Revenues:
     Product sales             $   977   $   787       $ 2,074     $ 1,560
     License and royalty fees      134       592           318         810
     Development contracts         139        57           235         313
                               -------   -------       -------     -------

           Total revenues      $ 1,250   $ 1,436       $ 2,627     $ 2,683
                               =======  ========       =======     =======

Product sales for the three months ended June 30, 2000 increased 24% to $977 from $787 in the comparable prior year period. This increase is due to an increase of $159 or 883% in the sales of electronic signature software compared to the same three month period last year. This increase was offset by a decrease of $52 or 11% in aftermarket consumer software sales via the Company's website to $429 compared to $481 in the prior year. The decrease in aftermarket consumer software sales resulted from decreased availability of new names to be used in direct mail campaigns as compared to the 1999 comparable quarter. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") increased $83 or 29% to $371 for the three month period ended June 30, 2000 compared to $288 during the same period last year. The increase is primarily due to increased sales activity as opposed to one time large orders during the period.

Product sales for the six months ended June 30, 2000 increased 33% to $2,074 from $1,560 in the comparable prior year period. This increase was due to the increase of $535 or 723% in the Company's electronic signature software. The product revenue increase reflects a breakthrough order for electronic signature software from Charles Schwab & Co in 2000. Aftermarket consumer software sales via the Company's website declined $171 or 19% to $729 compared to $900 in the prior year. The decrease in aftermarket consumer software sales resulted from decreased availability in names used in direct mail campaigns as compared to the 1999 six month period. Product sales by the Joint Venture increased $150 or 26% to $736 from $586 for the six month period ended June 30, 2000 compared to the same period last year. The increase is primarily due to increased sales activity as opposed to one time large orders during the period.

Revenues from license and royalty fees for the three month period ended June 30, 2000 decreased $458 or 77% to $134 from $592 in the comparable prior year period. This decrease is primarily attributable to the recognition of $400 in the second quarter of 1999 in connection with a license agreement for which the Company had no further obligation to provide software or services. For the six month period ended June 30, 2000, revenues from license and royalty fees decreased $492 or 61% to $318 from $810 in the comparable prior year period.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

This decrease was primarily the result of the event described above and the decrease in reported OEM product shipments bundling the Company's handwriting recognition software during the six months ended June 30, 2000 compared to the same period last year.

Development contract revenues for the three month period ended June 30, 2000 increased 143% to $139 from $57 in the comparable prior year period. This increase resulted from grant revenue from the National Science Foundation
("NSF"). For the six months ended June 30, 2000, development contract revenue decreased 25% to $235 from $313 in the comparable prior year period. The decrease is due to the higher non-recurring engineering revenues from Ericsson during the six month period in the prior year.

Cost of sales. Cost of total product sales for the three and six month periods ended June 30, 2000 increased 52% and 32%, respectively, to $808 and $1,537 respectively, from $533 and $1,163, respectively, in the comparable prior year periods. Cost of product sales for the three and six month periods ended June 30, 2000 includes approximately $271 and $526, respectively, of hardware and software components related to the system integration activities of the Joint Venture, compared to approximately $218 and $381, respectively, in the prior year periods. The increase in systems integration costs of product sales for the three and six month periods ended June 30, 2000 is due to the increase in sales of such products. Web sale costs over the three and six month periods ending June 30, 2000 increased $130 and $112, respectively, to $400 and $671, respectively, compared to $270 and $559 in the comparable period of the prior year. The increase in web product cost of sales is due to banner advertising on the web as well as direct mail campaigns. No banner advertising was done over the three and six months ended June 30, 1999. License and royalty cost of sales decreased approximately $2 to $13 in the three months ended June 30, 2000 compared to $15 during the prior year period. For the six months ended June 30, 2000 license and royalty cost of sales increased $2 to $34 compared to $32 in the comparable 1999 period. The change is due to the technology import tax on the Company's Japanese OEM shipments bundling the Company's handwriting recognition software. Costs incurred in connection with development contract revenues increased 388% to $117 for the three months ended June 30, 2000 as compared to $24 in the prior period, due to the costs associated with the NSF grant. For the six months ended June 30, 2000, contract development costs increased 3% to $171 as compared to $166 in the prior period. The increase is due to the higher costs associated with the NSF grant over the six months ended June 30, 2000 compared to the same period last year.

Gross profit. Gross profit decreased to $442 and $1,090 or 35% and 41% of sales, respectively for the three and six months period ended June 30, 2000 compared to $903 and $1,852 or 63% and 69% of sales, respectively, for the comparable period in the prior year. This decrease was due primarily to the decrease in licensing and royalty revenues compared to the prior year. Product gross margins increased to $299 and $742 compared to $293 and $595 in the prior year. This increase was due to the breakthrough order of the Company's electronic signature solution software from Charles Schwab & Co in 2000. License and royalty gross profit declined to $121 and $284 for the three and six-month period ended June 30, 2000 compared to $577 and 778 for the same period last year. The lower gross margins were primarily due to a $400 licensing agreement recognized in the second quarter of last year and lower shipments by the Company's licensees as discussed above. Development contract gross profit decreased to $22 and $64 for the three and six-months ended June 30, 2000 compared to $33 and $147 for the comparable periods last year. The decrease is due to costs associated with the NSF grant and lower revenues as discussed above.

Research and development expenses. Research and development expenses for the three and six month periods ended June 30, 2000 increased by $4 and $136 or 1% and 20%, respectively, to $388 and $817, respectively, as compared to $384 and $681 in the comparable period of the prior year. The increases were primarily due to increases of approximately $19 and $55, respectively, in payroll and related costs for existing personal over the three and six month periods ended June 30, 2000 compared to the same three and six month prior year period. Other costs including facilities expenses increases $77 and $86 over the three and six month periods of the prior year. During the three and six months ended June 30, 2000, $116 and $171, respectively, of engineering costs were transferred to cost of sales compared to $24 and $166, respectively, in the comparable period of the

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

prior year. The higher rate of transferred cost is associated with the NSF grant in the current three month period. The Company did not capitalize any significant software development costs in the three and six month periods ended June 30, 2000, and 1999.

Sales and marketing expenses. Sales and marketing expenses for the three and six month periods ended June 30, 2000 increased $148 and $349, respectively, or 34% and 42% to $588 and $1,180, respectively, as compared to $440 and $831, respectively, in the comparable periods of the prior year. The increases were due to increases of $65 and $91, respectively, in salaries and related costs due to increased sales personal. Other expenses including recruiting and professional service expenses increased $56 and $133, respectively, over the prior year three and six month periods. These increases were due to the expense of hiring additional sales and marketing personal and a one-time cost of development of a media campaign aimed at significantly increasing aftermarket software sales via CIC's website. Advertising and promotion expense increased $27 and $125, respectively as compared to the same three and six month periods in the prior year. This increases resulted from increased efforts to promote the Company and its products in the marketplace.

General and administrative expenses. General and administrative expenses for the three and six month period ended June 30, 2000 increased $86 and $139, respectively, or 18% and 15% to $571 and $1,041 as compared to $485 and $902 in the comparable three and six month period of the prior year. This increase was primarily attributable to an increase of $73 and $119, respectively, in investor relations expenses due to the costs associated with disseminating information to the substantially increased number of shareholders over the prior year period. In addition, salaries and related expenses for the three and six month period, increased $30 and $54, respectively. This increase was due to an increase in the number of administrative personal late in the fourth quarter of 1999. The increases in payroll and investor relations expenses were off set by reductions in other costs such as recruiting, professional service and facilities related costs of $17 and $34, respectively compared to the three and six month period in the prior year.

Interest and other income (expense), net. Interest and other income (expense), net, increased $25 and $14 to $53 and $46 for the three and six months ended June 30, 2000, compared to $28 and $32 in the comparable prior year period. The increase is due to the increase in interest income from the higher cash and equivalents compared to the prior year. The increase in interest income is offset by credit card processing fees associated with internet sales.

Liquidity and Capital Resources

At June 30, 2000, cash and cash equivalents totaled $3,633 compared to cash and cash equivalents of $2,374 at December 31, 1999. The increase is due primarily to cash of $1,553 provided by financing activities. This increase was offset by cash used in operating activities of $251 and cash used in investing activities of $43. The $1,553 provided by financing activities consists primarily of $1,617 in proceeds from the exercise of stock options and warrants by the Company's employees and others, offset by principal payments of short-term debt and capital lease obligations of $60 and $4, respectively. Total current assets were $4,919 at June 30, 2000, compared to $4,205 at December 31, 1999.

As of June 30, 2000, the Company's principal source of liquidity was its cash and cash equivalents of $3,633. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Current liabilities, which include deferred revenue, were $2,064 at June 30, 2000. Deferred revenue, totaling $1,113 at June 30, 2000, primarily reflects nonrefundable advance royalty fees for the Company's licensees which are generally recognized as revenue by the Company in the period in which licensees report that products incorporating the Company's software have been shipped. As such, the period over which such deferred revenue will be recognized as revenue is uncertain because the Company cannot presently determine either the timing or volume of future shipments by its licensees.

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

On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, in the amount of $1,500 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, and is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof. The interest rate at June 30, 2000 was 11.5%. At June 30, 2000 $1,500 of the 1999 Loan is outstanding.

In October 1999, in connection with the 1999 Loan, the Company issued to the charitable remainder annuity trust warrants to purchase 300 shares of the Company's common stock. The Company ascribed a value of $179 to these warrants, which will be amortized to the Company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%. The warrants were due to expire October 20, 2001, and had an exercise price of $1.09 per share. On January 20, 2000, the charitable remainder trust, of which a director and officer of the Company is a trustee, exercised all 300 warrants issued in connection with the $1,500 long-term debt. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued approximately 255 shares of common stock in exchange for the 300 warrants.

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

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         For the six months ended June 30, 1999 the Company has granted stock options to employees and directors for services rendered as follows:

  ------------------------------------------------------------------------------
                    Grant         Number of  Option     Vesting     Expiration
  Grantees           Date          Options   Price      Period          Date
  ------------------------------------------------------------------------------
  Employees (30) January 31, 2000   45,000  $ 7.3125   Quarterly  Jan. 31, 2010
                                                         over three
                                                           years
  Employees (2)  June 12, 2000     575,000  $ 3.3438   Quarterly  June 12, 2010
                                                         over three
                                                           years
  Employees (1)  June 13, 2000      10,000  $ 3.1250   Quarterly  June 13, 2010
                                                         over three
                                                           years
  Employees (1)  June 20, 2000      15,000  $ 3.5625   Quarterly  June 20, 2010
                                                         over three
                                                           years
  Employees (1)  June 26, 2000      75,000  $ 3.0625   Quarterly  June 26, 2010
                                                         over three
                                                            years
  Non-Employee
  Directors (3)  June 12, 2000      75,000  $ 3.3438   Upon grant June 12, 2007
  ------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         (in thousands, except percentages)

The Company held its Annual Meeting of Stockholders on June 12, 2000. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 78,336 shares or 93% of the eligible outstanding Common Stock of the Company. Two proposals were voted upon by the stockholders.
The proposals and the voting results follow:

Proposal 1

Each of the five persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                       Broker
                                               -------------------------
   Name                   For      Withheld    Non-votes      Abstain
------------------    ----------  ----------   ----------   ------------

  Guido DiGregorio      77,702        634        None           None
  Jess M. Ravich        75,577      2,759        None           None
  Philip Sassower       74,532      3,803        None           None
  Jeffrey Steiner       74,785      3,551        None           None
  C. B. Sung            77,640        696        None           None

                     Communication Intelligence Corporation
                                 and Subsidiary
                                    FORM 10-Q

Proposal 2

To  ratify  the  appointment  of  Stonefield  Josephson,   Inc.  as  independent
accountants of the Company for the fiscal year ending December 31, 2000. The number of votes for, against and abstaining on this proposal was as follows:

                                                                 Broker
                                                          ---------------------
                   For         Against       Abstain      Non-votes    Abstain
                ---------    ----------      -------      ---------   ---------

All Classes      77,620          411           305          None        None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         27        Financial Data Schedule.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   COMMUNICATION INTELLIGENCE CORPORATION
                                   --------------------------------------
                                                Registrant


        August 2, 2000                   /s/ Guido DiGregorio
-----------------------------   -----------------------------------------------
             Date                            Guido DiGregorio
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)