Form 10-Q
period 2000-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2000-11-14
CIK 727634

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ------                   SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               94-2790442
        ------------------------                -------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


     275 Shoreline Drive, Suite 500, Redwood Shores, CA   94065-1413
     ----------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:    (650) 802-7888

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
    Number of shares outstanding of the issuer's Common Stock, as of November 10, 2000: 89,648,437.

This Quarterly Report on Form 10-Q contains 19 pages of which this is page 1.

                     Communication Intelligence Corporation
                                 and Subsidiary
                                    FORM 10-Q


                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements                                        Page No.

 Condensed Consolidated Balance Sheets at
     September 30, 2000 (unaudited) and December 31,1999....................3

 Condensed Consolidated  Statements of Operations  for
     the Three and Nine month periods ended
     September 30, 2000 and 1999(unaudited).................................4

 Condensed Consolidated  Statements  of Changes
     in  Stockholders' Equity for the Nine month period
     Ended September 30, 2000(unaudited)....................................5

 Condensed Consolidated  Statements  of Cash  Flows
     for the Nine month periods ended
     September 30, 2000 and 1999(unaudited).................................6

 Notes to Unaudited Condensed Consolidated Financial
     Statements.............................................................8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........18

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................18

    Item 2.  Change in Securities..........................................18

    Item 3.  Defaults Upon Senior Securities...............................18

    Item 4.  Submission of Matters to a Vote of Security Holders...........18

    Item 5.  Other Information.............................................18

    Item 6.  Exhibits and Reports on Form 8-K

             (a)      Exhibits.............................................18

             (b)      Reports on Form 8-K..................................18

    Signatures.............................................................19

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                             September 30,       December 31,
                                                 2000                1999
                                             -------------       ------------
                                               Unaudited
Assets
Current assets:
     Cash and cash equivalents               $   2,613           $   2,374
     Accounts receivable, net                    1,167               1,575
     Inventories                                   135                  81
     Prepaid expenses and other
     current assets                                318                 175
                                             -------------       ------------
         Total current assets                    4,233               4,205

Note receivable from former officer                 74                 135
Property and equipment, net                        267                 344
Other assets                                       200                 279
                                             -------------       ------------

         Total assets                        $   4,774           $   4,963
                                             =============       ============

Liabilities and stockholders' equity
Current liabilities:
     Short-term debt                         $     121           $      60
     Accounts payable                              275                 288
     Accrued compensation                          218                 268
     Other accrued liabilities                     400                 500
     Deferred revenue                               48                  35
                                             ------------        ------------
         Total current liabilities               1,062               1,151

Long-term debt - related party                   1,398               1,338

Minority interest                                  125                 125

Commitments

Stockholders' equity:
     Common stock                                  846                 822
     Additional paid-in capital                 74,702              72,983
     Accumulated deficit                       (73,153)            (71,244)
     Cumulative translation adjustment            (206)               (212)
                                             ------------        ------------
         Total stockholders' equity              2,189               2,349
                                             ------------        ------------

         Total liabilities and
          stockholders' equity               $   4,774           $   4,963
                                             ============        ============

                             See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                    ---------------------  -------------------
                                     2000       1999        2000        1999
                                    ------     ------      ------      ------
Revenues:
     Product                       $   968    $ 1,200     $ 3,042     $ 2,760
     License and royalty             1,318        717       1,636       1,527
     Development contracts              60         49         295         362
                                   --------   --------    --------    --------

               Total revenues        2,346      1,966       4,973       4,649

Operating costs and expenses:
     Cost of sales:
        Product                        660      1,113       1,992       2,078
        License and royalty             18         12          52          44
        Development contracts           19         10         190         176
     Research and development          399        333       1,216       1,014
     Sales and marketing               537        504       1,717       1,335
     General and administrative        548        419       1,589       1,321
                                   --------    --------    --------    --------

            Total operating costs
                and expenses         2,181      2,391       6,756       5,968
                                   --------   --------    --------    --------

Income (loss) from operations          165       (425)     (1,783)     (1,319)

Interest income and other income
  (expense), net                        20          9          66          41

Interest expense                       (78)       (14)       (192)        (16)

Minority interest                       (1)         -           -           -
                                   --------   ---------   --------    --------

Net income (loss)                  $   106    $  (430)    $(1,909)    $(1,294)
                                   ========   =========   ========    ========

Income (loss) per share, basic     $  0.00    $ (0.01)    $ (0.02)    $ (0.02)
                                   ========   =========   ========    ========

Income (loss) per share, diluted   $  0.00    $ (0.01)    $ (0.02)    $ (0.02)
                                   ========   =========   ========    ========

Weighted average
     shares outstanding, basic      84,538     79,586      83,970      79,410
                                   ========   ========    ========    ========

Weighted average
     shares outstanding, diluted    90,759     79,586      83,970      79,410
                                   ========   ========    ========    ========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)


                                                           Accumulated
                                  Additional                  Other
                            Common  Paid-In   Accumulated  Comprehensive
                            Stock   Capital     Deficit       Loss       Total
                            ------  --------  ------------ ------------- ------
Balances as of
December 31, 1999........   $ 822  $ 72,983    $(71,244)    $ (212)   $  2,349
Cashless Exercise of
 300 warrants for 250
 shares of Common Stock..       3         -           -          -           3
Exercise of options
 for 1,596  shares of
 Common Stock...........       16     1,439           -           -      1,455
Exercise of 106 warrants
 for 106 shares of
 Common Stock...........        1         -           -           -          1
Foreign currency
 translation adjustment.        -         -           -           2          2
Net loss................        -         -        (888)          -       (888)
                            ---------------------------------------------------
Balances as
  of March 31, 2000.....    $ 842  $ 74,422    $(72,132)     $ (210)   $ 2,922
                            ---------------------------------------------------

Exercise of options
 for 208 shares of
 Common Stock...........        2       156           -           -        158
Foreign currency
 translation adjustment.        -         -           -           2          2

Net loss................        -         -      (1,127)          -     (1,127)
                           ----------------------------------------------------
Balances as
 of June 30, 2000......    $  844  $ 74,578    $(73,259)     $ (208)   $ 1,955
                           ====================================================

Exercise of options
 for 188 shares of
 Common Stock..........         2       124           -           -        126
Foreign currency
 translation adjustment.        -         -           -           2          2

Net income..............        -         -         106           -        106
                           ----------------------------------------------------
Balances as of
 September 30, 2000.....   $  846  $ 74,702    $(73,153)     $ (206)   $ 2,189
                           ====================================================

                             See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                    Nine Months Ended
                                                      September 30,
                                             ----------------------------------
                                                  2000               1999
                                             ---------------    ---------------

Cash flows from operating
 activities:
 Net loss                                      $  (1,909)       $   (1,294)
 Adjustments to reconcile net loss
 to net cash provided by (used) in
 operating activities:
     Depreciation and amortization                   207               188
     Non-cash compensation                            61                62
     Changes in operating assets
      and liabilities:
        Accounts receivable                          408               235
        Inventories                                  (54)               15
        Other current assets                        (143)              (91)
        Other assets                                  69               (56)
        Accounts payable                             (14)                8
        Accrued compensation                         (49)               21
        Other accrued liabilities                    (99)              (56)
        Deferred revenue                              13              (573)
                                              ---------------    --------------

     Net cash used in operating activities        (1,510)           (1,541)
                                              ---------------    --------------

Cash flows from investing activities:
  Acquisition of property and equipment              (50)              (54)
                                              ---------------    --------------

    Net cash used in investing activities            (50)              (54)
                                              ---------------    --------------

Cash flows from financing activities:
  Principal payments on short-term debt              (60)             (145)
  Principal payments on capital
    lease obligations                                 (6)               (2)
  Proceeds from issuance of short-term debt          121               847
  Proceeds from issuance of common stock           1,744               618
  Restricted cash related to short-term debt           -               250
                                              ---------------    --------------

    Net cash provided by financing activities      1,799             1,568
                                              ---------------    --------------

Effect of exchange rate changes on cash                -                 -
                                              ---------------    --------------

Net increase (decrease) in cash
 and cash equivalents                                239               (27)
Cash and cash equivalents at beginning
 of period                                         2,374               795
                                              ===============    ==============

Cash and cash equivalents at end of period    $    2,613         $     768
                                              ===============    ==============

Interest paid in the period                   $      132         $       3
                                              ===============    ==============

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                       Nine Months Ended
                                                         September 30,
                                               --------------------------------

                                                      2000             1999
                                               ---------------- ---------------
Schedule of non-cash transactions, Investing
and financing activities

Acquisition of property under capital lease             3               12
                                               ================ ===============

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                (Dollars In thousands, except per share amounts)
                                    FORM 10-Q



1.     Interim financial statements
       ----------------------------

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

       The Company offers a wide range of multi-platform software products that enable or enhance pen-based computing. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". Natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, predictive text entry, and electronic ink capture technologies. Many small handheld devices such as electronic organizers, pagers and smart cellular phones do not have a keyboard. For these types of devices, handwriting recognition and software keyboards offer the most viable solutions for performing text entry and editing. CIC's predictive text entry technology simplifies data entry even further by reducing the number of actual letters required to be entered. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, and data compression.

       For the nine months ended September 30, 2000, the Company's cash and cash equivalents increased by $239 from $2,374 at the beginning of the period to $2,613 at September 30, 2000. The increase is due primarily to cash of $1,799 provided by financing activities. This increase was offset by cash used in operating activities of $1,510 and cash used in investing activities of $50. The $1,799 provided by financing activities consists primarily of $1,744 in proceeds from the exercise of stock options and warrants by the Company's employees and others, and by proceeds from short-term debt of $121. These proceeds were offset by payments on capital lease obligations of $6 and payment of short term debt of $60. As of September 30, 2000, the Company's

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                (Dollars In thousands, except per share amounts)
                                    FORM 10-Q

       Interim financial statements (continued)
       ----------------------------------------

       principal source of funds were its cash and cash equivalents aggregating $2,613. The Company anticipates that it will have adequate capital to fund its planned operations in the forseeable future. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

       The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999.

2.     Cash and cash equivalents
       -------------------------

       The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                       September 30,            December 31,
                                           2000                    1999
                                    -------------------- -- -------------------

         Cash in bank               $        550             $     1,705
         Commercial paper                    644                      11
         Money market accounts             1,419                     658
                                    --------------------     ------------------
                                    $      2,613             $     2,374
                                    ====================     ==================

3.     Inventories
       -----------

       Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At September 30, 2000, inventories consisted primarily of finished goods.

4.     Note receivable from officer
       ----------------------------

       In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock. The note bore interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law. On August 14, 1998, the Company entered into an agreement with the former Chief Executive Officer (the "Agreement"). Under the terms of the Agreement, the former officer agreed to provide consulting services to the Company through December 15, 2001. In exchange for these services, $110 of the note receivable from the officer will be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining $100 of the note receivable from the former officer will be forgiven on December 15, 2001, if the former officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                (Dollars In thousands, except per share amounts)
                                    FORM 10-Q

5.     Short-term debt
       ---------------

       On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions the aggregate equivalent of $121, denominated in Chinese currency, from a Chinese bank. The loans bear interest at 5.12% and are due on March 2, and March 19, 2001, respectively. The borrowings do not require a compensating balance.

6.     Long-term debt related party
       ----------------------------

       On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, which provided for borrowings in the aggregate amount of $1,500 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, 11.5% at September 30, 2000. The note is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof.

7.     Revenue recognition
       -------------------

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

       Development contracts revenue is generated primarily from non-recurring engineering activities and research grants from government agencies.
       Revenue is recognized in accordance with the terms of the grants and agreements, generally when collection is probable and related costs have been incurred. Deferred revenue in the accompanying balance sheets reflects advance service and non-recurring engineering fees received from the Company's licensees in advance of revenue recognition.

8.     Net loss per share
       ------------------

       Basic net loss per share, is based on the weighted average number of common shares outstanding during the period. The diluted net loss per share calculation includes common stock equivalents consisting of common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month period ended September 30, 2000, common stock equivalents are included as their effect upon net loss per common share is dilutive. For the three month period ended September 30, 1999, and the nine month periods ended September 30, 2000 and 1999, respectivley, potential common shares, including stock, stock options and warrants, have been excluded from the calculation of diluted earnings per share as their effect is anti-dilutive.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                (Dollars In thousands, except per share amounts)
                                    FORM 10-Q


9.     Comprehensive income
       --------------------

       Total comprehensive income (loss) was as follows:

                                            Nine months ended September 30,
                                            -------------------------------
                                               2000                   1999
                                            -----------           -------------

         Net loss                          $   (1,909)           $    (1,294)
         Other comprehensive income:
         Cumulative translation adjustment          6                    (54)
                                            -----------           -------------
         Total comprehensive loss          $   (1,903)           $    (1,348)
                                            ===========           =============

10.    Segment Information
       -------------------

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

       The accounting policies followed by the segments are the same as those described in the "Summary of Significant Accounting Policies" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Segment data includes revenues, as well as allocated corporate-headquarters costs charged to each of the operating segments.

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

       The table below presents information about reporting segments for the periods indicated:

                                Nine months ended September 30,
                   ------------------------------------------------------------
                              2000                           1999
                   ----------------------------- ------------------------------
                   Handwriting   Systems         Handwriting   Systems
                   Recognition Integration Total Recognition Integration Total
                   ----------- ----------- ----- ----------- ----------- -----

      Revenues        $ 3,657   $ 1,316   $ 4,973   $ 3,372   $ 1,277  $  4,649
      Loss from
       Operations     $(1,779)  $   (4)   $(1,783) $(1,305)   $  (14)  $ (1,319)
      Significant
       change in
       Total assets
       from Year End  $     -   $    -    $     -  $     -    $    -   $      -

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                (Dollars In thousands, except per share amounts)
                                    FORM 10-Q


11.    Subsequent event - Acquisition Of PenOp Assets
       ----------------------------------------------

       On October 6, 2000, the Company acquired certain assets of PenOp Limited ("PenOp UK") and its subsidiary PenOp Inc. ("PenOp US" and collectively with PenOp UK, "PenOp") pursuant to an asset purchase agreement dated as of September 29, 2000, by and among Buyer and the Sellers in exchange for
       4.7 million shares (the "Transaction Shares") of common stock of the Company (the "Acquisition"). Out of the 4.7 million shares issued to PenOp in connection with the Acquisition, approximately 940,000 shares are being held in escrow to cover indemnification claims.

       The acquired assets will be stated at cost and cost will be determined by the fair-value of the consideration given or by the fair-value of the property acquired, which ever is more clearly evident. As of the date of this filing, the Company has not determined the purchase price for accounting purposes. However, the subsequent accounting for the assets, will be to depreciate, amortize, or otherwise match the asset cost with revenues.

       In connection with the Acquisition, the Company filed a Registration Statement with the SEC covering the sale of the Transaction Shares and agreed to use reasonable efforts to have the Registration Statement declared effective as soon as practicable thereafter.

       In connection with the Acquisition, a director and officer of the Company, and his designees, purchased in a private transaction an aggregate of 1,713,728 shares of common stock received by PenOp in connection with the Acquisition for $3.3 million.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------

The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations
---------------------

Revenues. The Company's revenues are derived from product sales, license and royalty fees and development contracts. For the three months ended September 30, 2000, total revenues increased by 19% to $2,346 from $1,966, and for the nine months revenue increased 7% to $4,973 from $4,649 for the comparable three and nine month periods ended September 30, 1999 as discussed below:

                            Three Months Ended             Nine Months Ended
                                September 30,                 September 30,
                           -----------------------     ------------------------

                              2000         1999           2000          1999
                           ----------   ----------     ----------    ----------

Revenues:
 Product sales              $   968      $ 1,200         $ 3,042       $ 2,760
 License and royalty fees     1,318          717           1,636         1,527
 Development contracts           60           49             295           362
                            ---------    --------       ---------      --------
     Total revenues         $ 2,346      $ 1,966         $ 4,973       $ 4,649
                            =========    ========       =========      ========


Product sales for the three months ended September 30, 2000 decreased $232 or 19% to $968 from $1,200 in the comparable prior year period. This decrease is due to a decrease of $216 or 42% in aftermarket consumer software sales via the Company's website to $297 compared to $513 in the prior year. The decrease in aftermarket consumer software sales resulted from decreased availability of new names to be used in direct mail campaigns as compared to the 1999 comparable quarter. Product sales by the Company's 90% owned joint venture in The People's Republic of China (the "Joint Venture") decreased $103 or 15% to $580 for the three month period ended September 30, 2000 compared to $683 during the same period last year. The decrease is primarily due to one time large orders received during the prior year period. The sales of electronic signature software increased $87 to $91 compared to $3 the same three month period last year.

Product sales for the nine months ended September 30, 2000 increased $282 or 10% to $3,042 from $2,760 in the comparable prior year period. This increase was due to the increase of $622 or 809% in the Company's electronic signature software. The product revenue increase reflects a breakthrough order for electronic signature software from Charles Schwab & Co in 2000. Aftermarket consumer software sales via the Company's website declined $387 or 27% to $1,026 compared to $1,413 in the prior year. The decrease in aftermarket consumer software sales resulted from decreased availability in names used in direct mail campaigns as compared to the 1999 nine month period. Product sales by the Joint Venture increased $47 or 4% to $1,316 from $1,269 for the nine month period ended September 30, 2000 compared to the same period last year. The increase is primarily due to increased sales activity during the nine months of 2000 as compared to the prior year period.

Revenues from license and royalty fees for the three month period ended September 30, 2000 increased $601 or 84% to $1,318 from $717 in the comparable prior year period. This increase is primarily attributable to the recognition of $1,000 in the third quarter of 2000 in connection with a license agreement with Ericsson. For the nine month period ended September 30, 2000, revenues from

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

license and royalty fees increased $109 or 7% to $1,636 from $1,527 in the comparable prior year period. This increase was primarily the result of the event described above, and was offset by the decrease in reported OEM product shipments bundling the Company's handwriting recognition software during the nine months ended September 30, 2000 compared to the same period last year.

Development contract revenues for the three month period ended September 30, 2000 increased $11 or 22% to $60 from $49 in the comparable prior year period. This increase resulted from non recurring engineering fees received from Ericsson and others for porting of the Company's software to their respective operating platforms and grant revenue from the National Science Foundation ("NSF"). For the nine months ended September 30, 2000, development contract revenue decreased $67 or 19% to $295 from $362 in the comparable prior year period. The decrease is due to the higher engineering revenues recognized from Ericsson during the same nine month period in the prior year.

Cost of sales. Cost of total product sales for the three and nine month periods ended September 30, 2000 decreased 41% and 4%, respectively, to $660 and $1,992, respectively, from $1,113 and $2,078, respectively, in the comparable prior year periods. Cost of product sales for the three and nine month periods ended September 30, 2000 includes approximately $433 and $959, respectively, of hardware and software components related to the system integration activities of the Joint Venture compared to approximately $541 and $922, respectively, in the prior year periods. The decrease in systems integration costs of product sales for the three month period ended September 30, 2000 is due to the decrease in sales of such products as discussed above. The increase in systems integration costs of product sales for the nine month period ended September 30, 2000 is due to the increase in sales of such products. Web sale costs over the three and nine month periods ending September 30, 2000 decreased $346 and $234, respectively, to $226 and $897, respectively, compared to $572 and $1,131 in the comparable period of the prior year. The decrease in web product cost of sales is due to elimination of certain non productive banner advertising on the web as well as a decrease in direct mail campaign costs due the fewer number of names available over the three and nine month periods ended September 30, 2000 compared to the same prior year periods. No banner advertising was done over the three and nine months ended September 30, 1999.

License and royalty cost of sales increased approximately $6 to $18 for the three months ended September 30, 2000 compared to $12 during the prior year period. For the nine months ended September 30, 2000, license and royalty cost of sales increased $8 to $52 compared to $44 in the comparable 1999 period. The change is due to the technology import tax on the Company's Japanese OEM shipments bundling the Company's handwriting recognition software.

Costs incurred in connection with development contract revenues increased 90% to $19 for the three months ended September 30, 2000 as compared to $10 in the prior period, due to the costs associated with the NSF grant. For the nine months ended September 30, 2000, contract development costs increased 8% to $190 as compared to $176 in the prior period. The increase is due to the higher costs associated with the NSF grant over the nine months ended September 30, 2000 compared to the same period last year.

Gross profit. Gross profit increased to $1,649 and $2,739 or 70% and 55% of sales, respectively, for the three and nine month periods ended September 30, 2000 compared to $831 and $2,351 or 42% and 51% of sales, respectively, for the comparable period in the prior year. This increase was due primarily to the increase in licensing and royalty revenues compared to the prior year as a result of the recognition of $1,000 of revenues in connection with a license agreement with Ericsson. Product gross margins increased to $308 and $1,050 compared to $86 and $681 in the prior year. This increase was due to the breakthrough order of the Company's electronic signature solution software to Charles Schwab & Co in 2000. License and royalty gross profit increased to $1,300 and $1,584 for the three and nine month period ended September 30, 2000 compared to $705 and 1,483 for the same period last year. The higher license and royalty gross margins were primarily due to the recognition of licensing revenues from Ericsson of $1,000. Development contract gross profit increased to $41 for the three months ended September 30, 2000 compared to $39 for the comparable periods last year. For the nine months ended September 30, 2000,

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

development contract gross margins decreased to $105 compared to $186 in the comparable prior year period. The changes are due to costs associated with the NSF grant, and lower revenues as discussed above.

Research and development expenses. Research and development expense increased $66 or 20% to $399 for three months ended September 30, 2000 compared to $333 for the same period last year. The increase is primarily due to the reduction in direct expenses transferred to costs of sales associated with development contract revenue during the three months ended September 30, 2000 which was $19 compared to $76 in the comparable prior year period. Other engineering costs increased $21, including costs associated with the engineering effort at the Company's Joint Venture. These increases were offset by a reduction of $12 in engineering salaries and related expenses to during the three months ended September 30, 2000 to $283 compared to $295 in the prior year. Transfer of personnel and attrition is the reason for the reduction in salary and related costs.

Research and development expense for the nine months ended September 30, 2000 increased 20% or $202 to $1,216 compared to $1,014 during the prior year period. Salaries and related expenses increased $43 or 5% compared to the prior year. Other costs including facilities expenses, travel, and other services increased $117 compared to the prior year. These expenses are associated with the development of products by the Company's Joint venture. In addition the reduction in the transferred costs associated with development contract revenue discussed above accounted for $42 of the increase.

Sales and marketing expenses. Sales and marketing expenses increased $33 or 7% to $537 for the three months ended September 30, 2000 compared to $504 in the prior year period. Salaries and wages increased $26 during the three months ended September 30, 2000 compared to last year. This increase is due to the hiring of a marketing executive late in the second quarter of 2000. Other costs, including travel and related, dues and advertising and promotion, increased $80 compared to the same period last year. These increases were offset by reductions primarily in professional services and recruiting of $73.

Sales and marketing expenses increased $382 or 29% to $1,717 for the nine months ended September 30, 2000 compared to $1,335 in the comparable period last year. Salaries and related expenses increased $117 compared to the same period last year. This increase was due to additions to the marketing and sales force personal since the fourth quarter of 1999. Other costs including recruiting, travel and related expense and professional services increased $128 during the nine months ended September 30, 2000. These increases are due to the additional marketing personal hired since the fourth quarter of 1999. Advertising and promotion expense increased $141 compared to the same nine month period last year. The increase is primarily due to increased presents at trade shows and improvements to the Company's promotional literature. These increases were offset by net reductions in other expenses, primarily outside service and support, over the nine months ended September 30, 2000 of $4 as compared to the same nine month period last year.

General and administrative expenses. General and administrative expenses for the three and nine month period ended September 30, 2000 increased $129 and $268, respectively, or 31% and 20% to $548 and $1,589 as compared to $419 and $1,321 in the comparable three and nine month period of the prior year. This increase was primarily attributable to an increase of $87 and $205, respectively, in investor relations and legal expenses due to the costs associated with disseminating information to the substantially increased number of shareholders over the prior year period. In addition, salaries and related expenses for the three and nine month period, increased $36 and $90, respectively. This increase was due to an increase in the number of administrative personnel late in the fourth quarter of 1999. Other costs such as recruiting, professional service and facilities related costs increased $6 during the three months ended September 30, 2000 compared to the same period of the prior year. For the nine month period ended September 30, 2000, other net costs, primarily patent amortization cost and professional services, decreased $27 compared to the nine month period in the prior year.

Interest and other income (expense), net. Interest and other income (expense), net, increased $11 and $25, respectivley, to $20 and $66, respectively, for the

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

three and nine months ended September 30, 2000 compared to $9 and $41, respectively, in the comparable prior year period. The increase is due to the increase in interest income from the higher cash and equivalents compared to the prior year. The increase in interest income is offset by credit card processing fees associated with internet sales.

Interest expense. Interest expense increased $64 and $176, respectively, to $78 and $192, respectively over the three and nine months ended September 30, 2000 compared to $14 and $16, respectively, in the comparable period of the prior year. The increase is the due to interest on the $1,500 long term note issued in October of the prior year and the amortization of the loan discount associated with warrants issued in connection with the long term loan.

Liquidity and Capital Resources
-------------------------------

At September 30, 2000, cash and cash equivalents totaled $2,613 compared to cash and cash equivalents of $2,374 at December 31, 1999. The increase is due primarily to cash of $1,799 provided by financing activities. This increase was offset by cash used in operating activities of $1,510 and cash used in investing activities of $50. The $1,799 provided by financing activities consists primarily of $1,744 in proceeds from the exercise of stock options and warrants by the Company's employees and others, and by proceeds from short-term debt of $121. These proceeds were off set by payments on capital lease obligations of $6 and payment of short term debt of $60. Total current assets were $4,233 at September 30, 2000 compared to $4,205 at December 31, 1999.

As of September 30, 2000, the Company's principal source of liquidity was its cash and cash equivalents of $2,613. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

Current liabilities, which include deferred revenue, were $1,062 at September 30, 2000. Deferred revenue, totaling $48 at September 30, 2000, primarily reflects advance service and non-recurring engineering fees for the Company's licensees which are generally recognized as revenue by the Company in the period in which the related service and engineering work is completed.

On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust, of which a director and officer of the Company is a trustee, which provides for borrowings in the aggregate amount of $1,500 (the "1999 Loan"). Borrowings under the 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, and is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty. Any partial payment must be in the principal amount of $100 or a multiple thereof. The interest rate at September 30, 2000 was 11.5%, and the outstanding amount was $1,500.

On October 6, 2000, the Company acquired certain assets of PenOp Limited ("PenOp UK") and its subsidiary PenOp Inc. ("PenOp US" and collectively with PenOp UK, "PenOp") pursuant to an asset purchase agreement dated as of September 29, 2000, by and among Buyer and the Sellers in exchange for 4.7 million shares (the "Transaction Shares") of common stock of the Company (the "Acquisition"). Out of the 4.7 million shares issued to PenOp in connection with the Acquisition, approximately 940,000 shares are being held in escrow to cover indemnification claims.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

The acquired assets will be stated at cost and cost will be determined by the fair-value of the consideration given or by the fair-value of the property acquired, which ever is more clearly evident. As of the date of this filing, the Company has not determined the purchase price for accounting purposes. However, the subsequent accounting for the assets, will be to depreciate, amortize, or otherwise match the asset cost with revenues.

In connection with the Acquisition, the Company filed a Registration Statement with the SEC covering the sale of the Transaction Shares and agreed to use reasonable efforts to have the Registration Statement declared effective as soon as practicable thereafter.

In connection with the Acquisition, a director and officer of the Company, and his designees, purchased in a private transaction an aggregate of 1,713,728 shares of common stock received by PenOp in connection with the Acquisition for $3.3 million.

The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $517, and $431, respectivley, excluding sub-lease income for the years ending December 31, 2000, and 2001. The Company's rent expense is expected to be reduced by approximately $98 in 2000 in connection with the subleases on excess office space in the United States.

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

Future Results and Stock Price
-------------------------------

The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the technology sector or the economy generally, or market volatility unrelated to the Company's business and operating results.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None

Part II-Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         During the three months ended September 30, 2000, the Company has granted stock options to employees and directors for services rendered as follows:


Item 2.  Change in Securities (continued)

 ------------------------------------------------------------------------------
                  Grant      Number of    Option     Vesting        Expiration
  Grantees        Date        Options      Price     Period            Date
 ------------------------------------------------------------------------------
  Employees (1)   07/13/00      10,000   $ 3.5625   Quarterly        07/13/10
                                                    over three
                                                    years

  Employees (1)   07/31/00      10,000   $ 3.7188   Quarterly        07/31/10
                                                    over three
                                                    years

  Employees (1)   09/29/00      50,000   $ 2.2500   Monthly over     09/29/10
                                                    six months
 ------------------------------------------------------------------------------


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





                                   COMMUNICATION INTELLIGENCE CORPORATION
                              -----------------------------------------------
                                                 Registrant



  November 10, 1999                       /S/ Guido Di Gregorio
-----------------------       -----------------------------------------------
       Date                                  Guido DiGregorio
                               (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)