Form 10-K
period 2000-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2001-04-02
CIK 727634

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2000 Commission File No. 0-19301

                                   -----------

                     Communication Intelligence Corporation

             (Exact name of registrant as specified in its charter)

           Delaware                                       94-2790442
           --------                                       ----------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


  275 Shoreline Drive, Suite 500
  Redwood Shores, California        (650) 802-7888                94065
  --------------------------        --------------                -----
    (Address of principal       (Registrant's telephone         (Zip Code)
     executive offices)       number, including area code)


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ----

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 28, 2001 was approximately $101,645,435 based on the closing sale price of $1.125 on such date, as reported by the Nasdaq SmallCap Market.

   The number of shares of Common Stock outstanding as of March 28, 2001 was 90,351,498.

   A list of Exhibits to this Annual  Report on Form 10-K begins on page 23 .

                     COMMUNICATION INTELLIGENCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
                                                                          Page

PART I...............................................................        3
Item 1. Business.....................................................        3
Item 2. Properties...................................................       12
Item 3. Legal Proceedings............................................       13
Item 4. Submission of Matters to a Vote of Security Holders..........       13
PART II..............................................................       13
Item 5. Market For Registrant's Common Equity and Related
        Stockholder Matters..........................................       13
Item 6. Selected Financial Data......................................       14
Item 7. Management's Discussion and Analysis of Financial Condition
        and results of Operations....................................       15
Item 8. Financial Statements and Supplementary Data..................       21
Item 9. Changes in and Disagreements with Accountants on Accounting
PART III.............................................................       22
Item 10. Directors and Executive Officers of the Registrant..........       22
Item 11. Executive Compensation......................................       22
Item 12. Security Ownership of Certain Beneficial
         Owners and Management.......................................       22
Item 13. Certain Relationships and Related Transactions..............       22
PART IV..............................................................       23
Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.........................................       23

- -----------

CIC(R) and its logo, Handwriter(R), Jot(R), InkTools(R), Sign-it(R), WordComplete(R) and INKshrINK(R) are registered trademarks of the Company. HRS(TM), InkSnap(TM), PenX(TM), QuickNotes(TM), RecoEcho(TM), Sign-On(TM), Speller(TM) and iSign(TM) are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, France, Germany, Italy, Japan, Spain and the United Kingdom. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

                                     PART 1

Item 1. Business

General

     Communication Intelligence Corporation (the "Company" or "CIC") is the global leader in biometric electronic signature verification and a leading supplier of natural input software solutions aimed at emerging, fast growth, large potential markets such as e-commerce, corporate security, mobile voice/Internet devices including smartphones/communicators, PDAs, webpads and the Palm OS aftermarket. CIC is headquartered in Redwood Shores, California and has a joint venture, Communication Intelligence Computer Corporation, Ltd. ("CICC" or the "Joint Venture"), in Nanjing, China. Industry leaders who have chosen to license CIC's technologies include; Charles Schwab & Co., Compaq, Ericsson, EDS, Fujitsu, Legend, Microsoft, Mitsubishi, National Semiconductor, Siebel Systems, and Symbian.

     The Company's core software technologies include multilingual hand writing recognition systems (Jot(R) and the Handwriter Recognition System, referred to as HRS(TM)), electronic signature, biometric signature verification, cryptography, electronic ink capture tools (InkTools(TM), Sign-it(R), iSign(TM) and Sign-on(TM)), and operating system extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM), and InkSnap(TM)) and predictive text input (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless Internet and information devices such as smartphones, electronic organizers ("PDAs") and portable web browsers.

     In 2000, the Company's fourth quarter revenue increased 25% to $2.3 million compared to $1.8 million for the fourth quarter of the prior year, and revenue increased 12% for the year 2000 to $7.3 million as compared to $6.5 million for 1999. CIC achieved profitability for the first time in its history with back to back quarterly profitability for the third and fourth quarters of 2000.

     These results reflect CIC's objective of profitable growth and a strategy that focuses its biometric signature verification and natural input technology on emerging, rapid growth applications for e-commerce, and mobile voice/Internet devices such as smartphones/communicators, PDAs, webpads and the Palm aftermarket.

Enterprise Revenues

     Triggered by the signing of the E-Sign Bill in 2000 and the passage of similar legislation making electronic signatures legally binding, in virtually every major economy in the world, the revolution towards automating transactions in signature intensive industries began. The Company's Enterprise related revenue increased over the prior year, $1.7 million versus $38,000. The above growth reflects focused direct CIC sales efforts leveraging the Company's biometric electronic signature software products, and in some cases working closely with its strategic and channel partners, on signature dependent market segments including financial services, insurance, government and healthcare. Mitigating the legal risk associated with electronic signatures, combined with the socially acceptable/non-intrusive nature of biometric handwritten e-signature solutions, has allowed the benefits of this technology to become a business reality; doing transactions at the speed of the Internet with a estimated tenfold reduction in cost at a higher level of security than the traditional handwritten signature.

Enterprises that chose to license our technology include the following:

    Licensee               Product(s) licensed        Application of Products
- --------------------      ---------------------      -------------------------

 Assurant Group               Sign-it                Sales Force Automation, New
                                                     Account Openings



  Licensee                  Product(s) licensed       Application of Products
- --------------------       ---------------------     -------------------------
 Audata, Limited                  Multiple         Multiple applications focused
                                                   on paperless environment and
                                                   Security

 Charles Schwab & Co., Inc.       Sign-it          New Account Openings,
                                                   Administrative Changes

 Dade County, Florida             InkTools         Eliminate numerous court
                                                   related signature intensive
                                                   documents and storage

 E-Com Asia Pacific Pty           Multiple         Regional Reseller, multiple
                                                   applications

 EDS                              InkTools         Information Assurance for
                                                   Network & Application Level

 Integrate Online                 InkTools         Mortgage Closings

 Mbrane Software                  InkTools         Mobile/Remote Sales Force
                                                   Automation

 Old Republic National            Sign-it          Title processing applications

 Orange County, California        Sign-it           Automate Building Permit
                                                   process

 PHT Corporation                  Sign-it          Clinical Trial

 Physician WebLink                Sign-it          Automate Patient
                                                   Enrollment/Records/Billing

 RecordsCenter.com                InkTools         Legal Contracts & Other
                                                   Significant Documents

 Siebel                           Multiple         Sample Delivery of Regulated
                                                   Drugs

     These implemented applications, together with others, are the basis for the more than ten fold increase in revenue from 1999 to 2000, and provide the foundation for significant rollout potential in 2001 and beyond. A recent market study by IDC forecasts the biometric signature verification market at $230 million by 2004. With the acquisition of PenOp, CIC has emerged as the global leader with an IDC estimated 47% market share in biometric signature verification, the fastest growing segment, with an IDC estimated compound annual growth rate of 77% ("CAGR"), of the total electronic signature market.

OEM Revenue

     Industry leaders such as Ericsson, Fujitsu, Xybernaut and Xplore Technologies were among a dozen companies contributing to the $2.0 million in OEM revenue for the year ended December 31, 2000. A key event in 1999 was a breakthrough order/license agreement from Ericsson for both natural input and electronic signature solutions for its smartphones/communicators. One of these products, the R380, began shipment on a world wide basis in the fourth quarter of 2000. Ericsson joined forces with Nokia, Motorola, Matsushita and Psion, to form the Symbian Alliance in 1998. The objective was to establish the EPOC operating system as the standard for smartphones and all wireless devices. The Symbian members together with other EPOC licensees represent approximately 70% of the worlds mobile phone shipments (IDC). In 1999, CIC and Symbian announced a license agreement making CIC's software products available for evaluation to other Symbian member OEMs and other EPOC licensees

     Industry forecasts for smartphones and communicators, which combine the functions of voice, PDA and wireless Internet access, have been fueled by the potential of these devices to enable mobile commerce. Projections for these devices are 60 million units in 2001 growing to 150 million units in 2002 (Nokia & Dataquest). In addition to smartphones and communicators, CIC's current licensees include PDA, webpad, and digitizer tablet manufacturers. According to IDC, the number of smart handheld devices of this type are projected to grow to over 20 million annual shipments by 2004, representing a CAGR of 139%. The Company believes significant royalty revenues will be generated in 2001 and beyond based on its present and potential OEM agreements.

Key OEM Licensees include:

 Licensee                Product(s) licensed           Application of product
- -------------------      --------------------      ----------------------------

 Compaq                  Speller & QuickNotes         Handheld PC Pro

 Ericsson                Jot, QuickNotes, Sign-it &   Smart Cellular Phone

 Fujitsu                 HRS, PenX & InkTools         Windows & Windows CE Pen
                                                      Computers

 Interlink               Sign-it                      Digitizer tablet

 Intermec/Norand         HRS & PenX                   Windows Pen Computers

 Legend                  Chinese Jot                  Palm Sized PC operating
                                                      system

 Microsoft               Jot                          Palm-size PC operating
                                                      system

 Mitsubishi              PenX                         Windows Pen Computers

 National Semiconductor  Jot                          Wireless Internet Access
                                                      Device

 Topaz                   InkTools                     Digitizer tablet

 Vtech                   Jot                          Electronic Organizer

 Wacom                   Chinese Handwriter & Sign-it Digitizer tablet

 Walkabout               HRS & PenX                   Windows Pen Computers

 Xplore                  HRS & PenX                   Ruggedized Mobile
                                                      Computers

 Xybernaut               Jot                          Wearable Computers

Online Revenue

     Revenue from the Company's software sold via its website, (www.cic.com) was $1.3 million in 2000. The Company believes web sales represent a significant and virtually untapped revenue potential. Currently, Online sales are generated primarily through direct mail sent to Palm PDA owners whose name/address are acquired from Palm. Most of CIC software products are available for the Palm operating system ("OS") which includes Handspring, IBM, Symbol and Sony products. The Company expects meaningful growth in Online sales in 2001 and beyond. This will be driven by the large and growing installed base of Palm OS PDA devices (estimated at 9 million units in 2001 and forecasted to grow to over 15 million units by the end of 2001), and through targeted marketing programs aimed at significantly increasing exposure and awareness within that market segment. Based upon recent intensive efforts by Palm to increase the capture rate of new Palm owner information, CIC expects to more than double direct mail solicitations in 2001. In addition, the Company commissioned market research/focus groups in 2000 that confirmed that its software products significantly enhance the usability and productivity of Palm PDAs and further suggests high adoption rates through a TV media campaign aimed at the entire installed base. The Company is currently developing a TV media campaign focused on generating high levels of awareness for its software products among Palm OS current and new owners thereby significantly increasing potential customer traffic to its website. At the present average Online sales price for its software products of $36, even a modest increase in awareness and close rate can achieve significant increases in website revenue from this large and growing installed base of Palm OS devices. The potential for Online revenue generation is further enhanced by the proliferation of smartphone and communicators capable of mobile commerce ("m-commerce"). The mobile phone manufactures and the service providers are already laying the foundation, on a global basis, for m-commerce to be transacted from handheld devices through the wireless Internet. The Company believes that the potential of its software being downloaded to millions of smartphones and communicators in addition to the large and growing Palm PDA installed base provides meaningful revenue potential for 2001 and beyond.

China

     Revenue from CICC, the Company's 90% owned Chinese Joint Venture, increased 18% for the year ended December 31, 2000, to $1.9 million versus $1.6 million for 1999. China represents a major opportunity for the Company. The Joint Venture was established almost eight years ago. The Company believes the 10% ownership position of the Information Industries Bureau provides considerable stability and legitimacy. China is the world's third largest economy and the recent U.S. China Trade Bill and the expected accession of China to the World Trade Organization is fueling economic growth and individual buying power in that country of 1.2 billion people. The Company believes the need for, and benefits associated with, its electronic signature technology for applications including e-commerce, automating signature dependent document processes, and corporate security is impacting China more intensely than the U.S. and Europe as the Chinese prepare to compete on a world wide basis. Panda, NEU-APLINE, Hongtu High-Tech, Hu Nan Mobile Communications Bureau, Ministry of Agriculture, and the Ministry of Aviation are among a dozen Chinese companies and government agencies who have ordered and implemented CIC e-signature and Chinese natural input technology in the last half of 2000. Last October, Hongtu High-Tech, an acknowledged leader in systems integration throughout China, chose CICC as their strategic alliance partner to develop and rollout total e-signature based solutions for the Chinese healthcare and financial services industries. In addition, the launching last year of China's wireless infrastructure enabling mobile commerce represents significant revenue potential for the Company. China has over 60 million mobile phone subscribers growing at 2.5 million per month and over 20 million Internet users, double that of only six months ago, forecasted to double every six months (BDA China, Ltd.). The Company believes the lack of a credit card and wired infrastructure has been a real impediment to commerce in China. This vast nation's economy has suffered both from the lack of infrastructure for wired computer and communications oriented devices (wired telephones, desktop computers, wired Internet) and from the lack of an effective, widely available banking credit card system. Mobile phones provide the potential of m-commerce to those possessing purchasing power with direct charges to their phone bills. The Company believes China's launching of the wireless infrastructure last year, which bypasses the need for a nationwide wired system and leap-frogs to wireless, fuels the reality of mobile e-commerce and provides the foundation for both CICC enterprise and OEM smart handheld device related revenue growth.

Segments

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revised information required regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December

31, 1998, and the Company's  information has been Stratified into two Segments -
Handwriting   recognition   software  and  Systems   integration.   For  further
information see Note 9 to the Company's Consolidated Financial Statements.

     The Company identifies reportable segments by classifying revenues into two categories Handwriting recognition and system integration. Handwriting recognition software is an aggregate of three revenue categories, OEM, Enterprise and Online sales. All Handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products.

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

     Transaction and Communication Enabling Technologies. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for electronic signatures, biometric signature verification, data security, and data compression.

Products

Key CIC products include the following:

 Handwriter and Jot       Handwriting recognition software

 WordComplete?            Predictive text entry software

 QuickNotes               Electronic handwritten notetaking software

 Sign-it                  Electronic signatures for MS Word and Adobe Acrobat(R)

 Sign-On Biometric signature verification software for device access

 InkTools A suite of application development tools for electronic signature, biometric signature verification and cryptography

 iSign Web based development tools for electronic signature and biometric signature verification

Products that were introduced and first shipped in 2000 include the following:

  InkTools 1.5 for Windows CE 3.0 or later
  InkTools 1.0 for Linux

 InkTools 1.1 for Palm
 InkTools 2.5 for Windows
 Chinese Handwriter 1.0 for Palm
 PenX 2.0 for  Windows  32 bit  operating  systems
 WordComplete?  2.0 for  Palm
 Sign-On  2.0 for Palm
 Jot for EPOC
 ISign  for Java v1.0
 Sign-it?  EX for Adobe(R) Acrobat(R) 4.0
 Sign-it 2.1 for MS Word

     Handwriting recognition software analyzes the individual strokes of characters written with a pen/stylus and converts these stokes into an "ASCII" text character. This software is especially useful for portable electronic devices that are too small to employ a keyboard, and for the input of ideographic script characters such as those used in written Chinese and Japanese. The Company currently has two recognition system offerings, Handwriter and Jot.

     CIC's Handwriter Recognition System ("HRS(TM)") is an award-winning software solution for recognizing handwritten input on Windows and Windows CE based pen computers and desktop PCs. HRS accurately recognizes handwritten characters with no recognizer training required, so the user can write naturally. HRS is a full-context recognizer that offers some unique features such as automatic spacing between words and automatic capitalization of the first letter of new sentences. HRS is also an integral component of the Companies PenX software that is currently shipping on many of the leading Windows based pen computers. Key vertical market licensees of HRS include such companies as; Fujitsu, Intermec, Xplore, Mitsubishi and Walkabout.

     Jot is a print-based recognizer that is specifically designed for small form factor devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot offers a patented user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to memorize unique characters or symbols. This recognizer offers rapid and accurate recognition without requiring the consumer to spend time training the system. Jot has been licensed to such key OEMs as: Microsoft, Ericsson, Symbian, National Semiconductor and Vtech. Jot has been ported to many operating systems including the Palm OS, Windows, Windows CE, VT-OS, EPOC, QNX, Linux and OS/9 and is currently under development for others. The standard version of Jot, which is available through OEM, enterprise and Online product offerings, recognizes and supports input of Roman-based Western European languages.

     InkTools is an electronic signature and biometric signature verification software developers kit that captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. InkTools provides an extremely effective and inexpensive biometric security check for real-time authentication. It also stores the forensic elements of a signature for use in post signing non-repudiation and authentication. Commercial applications for this type of software include document approval, verification of the identity of users participating in electronic transactions, and, securing log-in access to computer systems or protected networks. This software toolkit is used internally by CIC as the underlying technology in its Sign-On and Sign-it products and has been licensed to several key development partners including EDS, Bionetrix, Dade County, Orange County, and Topaz Systems.

     Sign-On is a product offering that utilizes the Company's biometric signature verification technology to provide access security on portable devices. This provides the additional level of security needed for devices that are increasingly being used in business and generally contain sensitive data. Currently available for the Palm 3.x and Windows CE 3.x operating systems, the product is also being ported to EPOC and other platforms to meet the specifications of new licensees and customers.

     Sign-it is a family of electronic signature products for enabling the real time capture, binding and verification of electronic signatures within standard consumer applications. These products combine the strengths of biometric signatures and cryptography to process, transact and create electronic documents with the same legal standing as a traditional wet signature on paper. Organizations wishing to process electronic forms requiring varying levels of security can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word and Adobe(R) Acrobat(R).

     iSign is a new product offering that provides functionality similar to InkTools but was specifically designed for web based architectures. The current product supports either a Windows implementation with Internet Information Server and Internet Explorer or Java. The Java implementation was designed to meet the needs of the higher-end server products that support Java 2 and a broad base of client systems, which can range from Windows devices to PDAs.

Marketing

     The Company's products are marketed through three sales approaches: OEM Sales, Enterprise and Online Sales. OEM sales efforts are aimed at license revenues derived from primarily smart handheld device manufacturers. Enterprise sales efforts are directed at both software providers and end-users. Online sales represent revenues generated from the Company's software sold via its website, www.cic.com.

     OEM Licensed Products. CIC currently licenses software products for Windows(R)3.x, Windows(R)'95, Windows'98, WindowsNT, WindowsCE, EPOC, QNX, VT-OS, Palm and Linux. CIC also ports its products to other platforms to meet the specifications of licensees. The Company's PenX, Sign-it , and Handwriter Recognition System are licensed for portable PCs utilizing the Windows(R)'95, Windows(R)'98, Windows(R)NT, and WindowsCE operating systems and is primarily used for field force automation and in pen-input PC peripherals for desktop use. Jot, QuickNotes, Sign-On, WordComplete and the CIC software keyboard are licensed primarily for the new, smaller classes of Handheld PCs and Pocket PCs such as those that utilize the Windows(R)CE operating systems and handheld communicators such as smartphones and PDAs that use the Palm or EPOC operating system.

     Enterprise Solution Products. CIC offers several products targeted at the broad enterprise market. This could benefit from workflow automation solutions using electronic signatures or biometric authentication such as new account openings, regulated document submissions and device/network security. For these markets, CIC offers several products including InkTools, a high performance software developer's kit for implementing systems using electronic ink and electronic signatures which is available for almost all major operating systems, iSign which provides the same functionality as InkTools but is specifically designed for distributed application architectures and Sign-it which is designed to provide this functionality within the framework of the most common word processing applications and electronic form publishing environments.

     Online Product Offerings. The Company's Online Sales department is charged with the sale of the Company's shrink-wrapped software applications and tools. This currently includes almost all CIC products and include everyone from consumers to software developers and corporations. These products are sold over the Internet on CIC's own website and by other Internet-based electronic resellers. Consumer versions of these products are being sold for users of the Palm connected organizers and Windows(R) CE devices. Much of the growth in Online sales since 1998 was attributable to sales of these products to users of Palm OS devices.

History

     The Company was initially incorporated in Delaware in October 1986 as a wholly owned subsidiary of a predecessor corporation with the same name. The Company has a 90%-owned Joint Venture, Communication Intelligence Computer Corporation, Ltd., with the Information Industry Bureau, a provincial agency of the People's Republic of China. The Joint Venture was formed in September 1993.

     In each year since its inception, the Company has incurred losses. In July 1994, the Company filed a voluntary petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in the United States

Bankruptcy Court for the District of San Francisco to restructure the Company and its debt. On November 14, 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization (the "Plan"), and the Company emerged from bankruptcy. The Plan provided for the payment in full, in cash, of all allowed unsecured claims of creditors while leaving secured creditors unimpaired by providing for their payment in compliance with the original terms and conditions of their loans. Creditors were paid in three approximately equal installments in February 1995, 1996, and 1997, respectively. In addition, under the Plan each holder of the Company's then outstanding shares of Common Stock and Convertible Preferred Stock received one unit, which consisted of two shares of Common Stock and one Common Stock purchase warrant, with an exercise price of $0.50 per share, in exchange for two shares of Convertible Preferred Stock or Common Stock. All unexercised warrants issued pursuant to the Plan expired in December 1994. Since July 1994, the Company has consummated a number of debt and equity financings. For further information concerning these transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

     In October, 2000, a wholly-owned subsidiary of the Company, acquired certain assets of PenOp Limited ("PenOp") and its subsidiary PenOp Inc. ("PenOp USA" and together with PenOp, the "Sellers"), pursuant to an asset purchase agreement, dated as of September 29, 2000, by and among the Company and the Sellers (the "Acquisition"), in exchange for 4.7 million shares of common stock of the Company (the "Transaction Shares"). Out of the 4.7 million Transaction Shares issued to the Sellers in connection with the Acquisition, approximately 940,000 shares are being held in escrow to cover potential indemnification claims.

Copyrights, Patents and Trademarks

     The Company relies on a combination of patents, copyrights, trademarks, trade secrecy and contractual provisions to protect its software offerings and technologies. There can be no assurance, however, that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the laws of certain countries in which the Company's products are licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, there can be no assurance that the Company's current or future products or technologies will not be subject to infringement by others. The Company's licensees and distributors have access to proprietary information of the Company. In addition a substantial portion of the Company's technology and know-how are maintained as trade secrets, and are not protected by patent, trademark or copyright laws. The Company has a policy of requiring its employees and contractors to respect proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before any of the Company's proprietary information is revealed to them. There can be no assurance that the measures taken by the Company to protect its technologies, products and other proprietary rights will adequately protect it against improper use.

     Certain technological processes originally implemented in the Company's software offerings were developed and patented by Stanford Research Institute ("SRI") and SRI assigned those patents, which subsequently expired, to the Company. The Company has made significant improvements to the original technologies and additional patents relating to such technological improvements have been applied for or issued. Therefore, the Company does not believe that the expiration of the SRI patents has had or will have a significant effect on its operations. Other major elements of the Company's software offerings and technologies were developed by the Company and have been patented. As a result of the PenOp transaction, the Company acquired all the intellectual property rights of that company adding that full range of patents, copyrights and trademarks to its portfolio. Certain of the Company's existing patents expire between the years 2002 and 2017. The Company is unable to predict at this time the impact to its business, if any, from such expiration.

     CIC has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions significant marketing of its products will be in the foreseeable future.

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

Material Customers

     Historically, the Company's Handwriting recognition segment revenues have been derived from a limited number of customers. One customer accounted for 16% and two customers accounted for 11% of revenues in 2000. One customer accounted for 27% and 7% of the Company's Handwriting recognition segment revenues in 1999 and 1998, respectively. The loss of any significant customer or other source of revenue could have a material adverse effect on the Company.

Backlog

     At December 31, 2000, backlog approximated $61,000 representing advanced royalty and service maintenance agreements which are expected to be recognized over the next twelve months. At December 31, 1999, backlog approximated $35,000 representing NRE associated with the Middlesoft and National Semiconductor agreements. At December 31, 1998, backlog approximated $782,000 representing NRE and pre-paid royalties associated with the Ericsson agreement.

Competition

     The markets for CIC's offerings are competitive, and have attracted a number of competitors within certain product markets. The Company intends to be responsive to emerging market demands as well as competitive threats. While competitors may pose a threat to the Company's efforts to gain market share within certain markets, the Company believes these competitors also help bring attention to and build awareness for pen-input solutions. Certain competitors of the Company have substantially greater financial and other resources than that of the Company. The Company faces competition at different levels. Certain competitors have developed or are developing software offerings, which may compete directly with the Company's offerings. Most of the direct competitors of CIC have focused only on one element of such offerings, such as handwriting recognition technology, signature capture/verification or pen-based operating environments or other pen-based applications. While the Company believes that it has a competitive advantage in some cases due to its range of product offerings, there can be no assurance that competitors will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies or that would render the Company's products or technologies obsolete or non-competitive. Competitors of the Company include certain of the Company's current and potential strategic partners and customers who are developing or acquiring alternative products and technologies to those offered by the Company. There can be no assurance that companies with which the Company has established or will establish distribution, license, product development or other strategic relationships will not choose to market competitive technologies or products developed internally or acquired from third parties.

Joint Venture in the People's Republic of China

     The Company currently owns 90% of the Joint Venture with the Information Industries Bureau of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). As of December 31, 2000, the Company had contributed an aggregate of $1.8 million in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights, and the Agency had contributed certain land use rights. In 1998, the registered capital of the Joint Venture was reduced, and as a result, pursuant to the terms and provisions of the Joint Venture agreement, neither party is required to make further contributions. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Venture in the People's Republic of China".

Employees

     As of March 28, 2001, the Company and the Joint Venture employed an aggregate of 73 full-time employees, 28 of which are in the United States and 45 of which are in China. From time to time, the Company also engages additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company's employees is a party to a collective bargaining agreement.

Geographic Areas

     For the years ended December 31, 2000, 1999, and 1998, the Company's export sales as a percentage of total revenues were approximately 24%, 36%, and 16%, respectively. The decrease in export sales in 2000 is due to the reduction in licensing revenues from Ericsson compared to the prior year period. The increase in export sales in 1999 is due to the recognition of licensing revenues from Ericsson. The Company maintains certain agreements with Japanese customers; however the revenues are derived from the Company's U.S. operations. Due to the volume of the Company's sales on its website, and the selling price of the products offered, it is not economically feasible to track product sales by individual country.

     The Company is subject to various risks in connection with the Joint Venture in the People's Republic of China, including the risks commonly associated with doing business abroad. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 9 to the Company's Consolidated Financial Statements.

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

Item 2. Properties

     The Company currently leases its principal facilities (the "Principal Offices"), consisting of approximately 11,700 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2001. In addition, the Company sub-leases to a third party approximately 3,200 square feet of space adjacent to the Principal Offices. The sub-lease expires in 2001. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. The Company anticipates that its existing leases will be renegotiated as they expire or that alternative properties can be leased on acceptable terms. The Company also believes that its current facilities will be suitable for it to continue operations in the foreseeable future.

Item 3. Legal Proceedings

     As of March 28, 2001, the Company was not a party to any legal proceeding, which, if adversely determined, would have a material adverse effect on its business. In July 1994, the Company filed a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November 1994, the Plan was approved and confirmed, and the Company emerged from bankruptcy. See "Item 1. Business-History".

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market under the trading symbol CICI. The following table sets forth the high and low sale prices of the Common Stock for the periods noted.

                                                                 Sale Price
                                                                 Per Share
  Year    Period                                               High      Low

  1999    First Quarter.....................................  $ 2.50  $ 0.69
          Second Quarter....................................  $ 2.59  $ 0.97
          Third Quarter.....................................  $ 1.47  $ 1.00
          Fourth Quarter....................................  $ 8.25  $ 0.88
  2000    First Quarter.....................................  $12.03  $ 5.31
          Second Quarter....................................  $ 5.22  $ 1.84
          Third Quarter.....................................  $ 4.25  $ 2.25
          Fourth Quarter....................................  $ 3.06  $ 1.00
  2001    First Quarter (through March 28, 2001)............  $ 2.06  $ 1.00


     As of March 28, 2001, the closing sale price of the Common Stock on the Nasdaq SmallCap Market was $1.12 per share and there were approximately 669 registered holders of the Common Stock.

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

     During the three months ended December 31, 2000, the Company granted stock options to employees and directors for services rendered as follows:

                   Grant     Number of   Option       Vesting        Expiration
Grantees            Date      Options     Price        Period           Date
- --------------------------------------------------------------------------------

One Director       10/30/00    50,000   $  3.00     Immediately(1)    10/30/07
Thirty Employees   12/19/00   121,000   $  1.19     Quarterly over    12/19/06
                                                    three years

(1) Any shares of common stock issued pursuant to this option are subject to buyback provisions that expire prorata over four quarters commencing on the date of grant.

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of December 31, 2000, 1999, 1998, 1997, and 1996 and for each of the years in the five-year period ended December 31, 2000 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                            Year Ended December 31,

                                 ----------------------------------------------
                                  2000     1999     1998       1997      1996
                                 ----------------------------------------------
                                    (In thousands, except per share amounts)
Statement of Operations Data:
Revenues......................  $ 7,312  $ 6,518   $ 4,581    $ 5,516   $ 2,887
Research and development
 expenses(1)..................    1,603    1,363     1,989      2,360     1,672
Sales and marketing expenses..    2,239    1,877     2,015      6,257     3,282
General and administrative
 expenses.....................    2,181    1,683     1,889      2,663     2,037
Loss from operations..........   (1,607)  (1,722)   (3,285)   (11,627)   (6,535)
Net loss available to
 common stockholders(2).......   (1,799)  (1,740)   (3,592)   (16,940)   (6,356)
Basic and diluted loss
 per common share.............   ( 0.02)  ( 0.02)   ( 0.06)  (   0.37)   ( 0.15)

                                               As of December 31,

                                ------------------------------------------------
                                  2000      1999     1998      1997      1996
                                ------------------------------------------------
                                                 (In thousands)
Balance Sheet Data:
Cash, cash equivalents and
 restricted cash..............   $ 2,349  $ 2,374  $ 1,045    $ 5,485  $ 11,325
Working capital(3)............     3,109    3,054      346      2,721     8,284
Total assets..................    11,302    4,963    3,354      7,491    13,503
Deferred revenue..............        61       35      651        440     2,006
Long-term obligations.........     1,427    1,338        -          8        32
Redeemable securities.........         -        -        -          -     9,417
Stockholders' equity
 (deficit)(4).................     8,307    2,349    1,332      3,989      (82)
- -----------

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $20, $9, and $17, for the years ended December 31, 2000, 1999, and 1998, respectively. No software development costs were capitalized in the years ended December 31, 1997 and 1996, respectively.

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

(3) Current liabilities used to calculate working capital at December 31, 2000, 1999, 1998, 1997, and 1996 include deferred revenue of $61, $35,
         $651, $440, and $2,006, respectively.

(4)      The Company has never paid dividends to the holders of its common stock

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     History. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2000, losses aggregated approximately $30 million and at December 31, 2000, the Company's accumulated deficit was approximately $73 million. In July 1994, the Company filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code in order to restructure the Company and its debt. In November 1994, the Company's pre-petition creditors approved, and the United States Bankruptcy Court confirmed, the Company's Plan of Reorganization and the Company emerged from bankruptcy. See "Item 1. Business - History."

     Revenue Recognition. In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") "Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company determine that the impact of SOP 98-9 and the remaining provisions of SOP 97-2 on current revenue recognition practices did not have a material impact on revenue recognition during 2000. The Company also has adopted revenue recognition under SAB 101.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model, and generally ends upon the release of the product. As of December 31, 2000, 1999 and 1998, such costs were insignificant.

     Significant Customers. Three customers accounted for 16%, 6% and 5%, respectively, of revenues in 2000. One customer accounted for 27% of the Company's revenues in 1999. No one customer accounted for more than 10% of total revenues in 1998.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations included in this Annual Report on Form 10-K. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the year ended December 31, 2000. The Company recorded a net foreign currency transaction gain of $59,000 and $55,000 for the years ended December 31, 1999 and 1998, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2000 of 21,600 based upon the Company's history of losses.

     The Company reports in two segments, handwriting recognition and system integration. For purposes of Management Discussion and Analysis, handwriting recognition includes Online revenues and Corporate sales, including OEM and Enterprise revenues, and system integration is referred to as China sales.

Results of Operations

Years Ended December 31, 2000 and December 31, 1999

     Revenues. Revenues increased $794,000 or 12% to $7,312,000 for the year ended December 31, 2000 as compared to $6,518,000 in the prior year.

        Online revenues declined $426,000 or 24% to 1,327,000 in 2000 as compared to $1,753,000 in the prior year period. In 1999, the Company was able to draw on a large number of previously unsolicited names during the first year of the direct mail campaign. In 2000, the number of names was reduced to newly registered palm users, and is the primary reason for the decline in revenues. Sales of the Company's Handwriter products for the years ended December 31, 2000 and 1999 were insignificant. The Company discontinued the Handwriter products in 1998 and sold the remaining inventory over the web through the second quarter of 1999.

     Corporate sales, which includes Enterprise and OEM revenue increased $929,000 or 30% to $4,074,000 (including the nonrecurring maintenance fees from M10, previously PenOp) for the year ended December 31, 2000 compared to $3,145,000 in the prior year period. Sales of the Company's software solutions and maintenance to end users increased $1,754,000 to $1,792,000 in 2000 compared to $38,000 in the prior year period. The increase is due primarily to Nonrecurring maintenance fees, from M10 and the sale of software solutions and maintenance revenues to Charles Schwab, Assurant, Orange County, E-Com, and others in 2000. During the fourth quarter of 2000 the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net). The Company had previously entered into a separate transaction, to acquire the intellectual property rights from PenOp (see note 1.) OEM revenues included in corporate sales decreased $574,000 or 22% to $2,067,000 from $2,641,000 in the prior year period. This decrease is due to a reduction in the amount of revenues recognized from Ericsson and other OEM's compared to the prior year. Revenues from development contracts included in corporate sales decreased $251,000 or 54% to $215,000 from $466,000 for the prior year due primarily to decreases in non-recurring engineering ("NRE") revenues. Revenues from development contracts in 2000 and 1999 were primarily attributable to porting of the Company's software to third party products such as smartphones and web browsers.

        China sales increased $291,000 or 18% to $1,911,000 for the year ended December 31, 2000 as compared to $1,620,000 in the prior year. The increase is due to increased sales activity in 2000 and not related to any one time large sale to a single customer.

        Cost of Sales. Cost of sales decreased $421,000 or 13% to $2,896,000 for the year ended December 31, 2000 as compared to $3,317,000 in the prior year period.

        Online cost of sales decreased $745,000 or 41% to $1,087,000 in 2000 as compared to $1,832,000 in the prior year. This decrease is due to the reduced number of new names available in 2000 as compared to 1999, and the elimination of mailing costs associated with follow-up mailers sent after initial contact.

        Corporate sales costs increased $91,000 or 28% to $416,000 from $325,000 in the prior year. Costs associated with the Company's signature software solutions increased to $167,000 and was due to $155,000 in third party hardware costs sold with the Company's corporate signature software solution products, and $12,000 in amortization of capitalized software costs. The Company had no significant costs associated with its off the shelf signature solution products sold in 1999 due to the low volume of revenues generated compared to 2000. Costs of development contract revenues included in corporate sales decreased $71,000 or 27% to $190,000 in 2000 as compared to $261,000 in the prior year. The decrease in development contract cost is due to the reduction in NRE projects during 2000 as compared to the prior year period. OEM costs decreased $5,000 or 8% to $59,000 as compared to $64,000 in the prior year. The decrease is due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers.

        China cost of sales increased $233,000 or 20% to $1,393,000 in 2000 as compared to $1,160,000 in the prior year period. The increase was due to the increase in sales activity in 2000 as compared to the prior year.

     Gross Margin. Gross margin increased $1,215,000 or 38% to $4,416,000 in 2000 as compared to $3,201,000 in the prior year.

        Online gross margin increased $319,000 to $240,000 in 2000 as compared to a gross margin loss of $79,000 in the prior year period. The increase is due to the change in the mix of names from new and long time users of palm products to names new to the palm products. The change in the mix of names has allowed the Company to eliminate the follow-up mailers, primarily used to attempt to convert long time users of PDA's to the Company's more natural input products. Online gross margins were 18% of sales for the year ended December 31, 2000.

        Corporate sales gross margin increased $838,000 or 30% to $3,658,000 in 2000 from $2,820,000 in the prior year period. This increase is primarily due to the 30% increase in Corporate sales discussed above. Corporate sales gross margin as a percentage of sales was 90% for the years ended 2000 and 1999, respectively.

        China sales gross margin increased $58,000 or 13% to $518,000 in 2000 from $460,000 in the prior year. This increase is primarily due to the 18% increase in sales in 2000 as discussed above. China gross margin as a percentage of sales declined 1% to 27% as compared to 28% in the prior year.

        Research and Development Expenses. Research and development expenses increased $240,000 or 18% to $1,603,000 for the twelve months ended December 31, 2000 as compared to $1,363,000 for the prior year. Salaries and related costs increased $46,000 or 4% to $1,181,000 in 2000 compared to $1,135,000 in 1999.
This increase is due to additional headcount during 2000 compared 1999. Other costs, including shared development costs with the Joint Venture, facility and other costs increased $122,000 in 2000 compared to the prior year. In addition costs, associated with development contracts and charged to cost of sales decreased $72,000. This decrease was due to a lower number of revenue generating nonrecurring engineering projects in 2000 compared to the prior year.

        Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2000 increased $362,000 or 19% compared to the prior year. Payroll and related costs in 2000 increased 16% or $110,000 due primarily to increased head count during the year. Travel and related expenses increased $77,000 or 64% in 2000 compared to the prior year. The increase was due to increases in travel related to sales and marketing activities over and above those incurred in the comparable prior year. Advertising and promotion expense increased $210,000 or 112% to $398,000 in 2000 from $188,000 in the prior year. The increase was due to a $76,000 or 90% increase in media placement costs and $134,000 or 107% increase in trade show and printed marketing materials expenses in 2000 compared to the prior year. Other costs, such as facilities and miscellaneous expenses, decreased $35,000 or 4% in 2000 to $866,000 from $901,000 in the prior year.

       General and Administrative Expenses. General and administrative expenses increased 30% or $498,000 to $2,181,000 for the year ended December 31, 2000 from $1,683,000 for the prior year. Payroll and related costs in 2000 increased 13% or $132,000 due to the addition of key management in late 1999 and the third quarter of 2000. Investor relations expenses increased $218,000 or 102% to $432,000 in 2000 as compared to $214,000 in the comparable prior year. This increase was due to additional NASDAQ listing fees and increased costs of related to the dissemination of investor information due to the increased interest in the Company late in the fourth quarter of 1999 and the first quarter of 2000. Director and Officers insurance increased $44,000 in 2000 due to the increased activity in the Company's stock. Patent amortization due to the capitalization of the intellectual property from the PenOp acquisition increased $28,000 over the prior year. Other expenses including travel, professional services, facilities cost and provision for uncollectable accounts increased $76,000 in 2000 as compared to the prior year.

        Interest Income and Other Income (Expense), Net. Interest income and other income (expense) net, increased $21,000 or 38% to $76,000 in 2000 from $55,000 in the prior year. This increase resulted from an increase in interest income due to higher cash balances during the year. The increase in interest income was offset by fees associated with credit card sales from the Company's website of approximately $49,000 in 2000 compared to $59,000 in the prior year.

        Interest Expense. Interest expense increased $193,000 or 264% in 2000 to $266,000 compared to $73,000 in the prior year. This increase is due to long-term debt outstanding for the full year and the amortization of the loan discount associated with warrants issued in connection with the long term debt.

Years Ended December 31, 1999 and December 31, 1998

     Revenues. Revenues increased $1,937,000 or 42% to $6,518,000 in 1999 as compared to $4,581,000 in the prior year.

        Online revenues increased $1,053,000 or 150% to $1,753,000 in 1999 as compared to $700,000 in the prior year period. Online software revenues increased $1,376,000 or 402% to 1,718,000 in 1999 as compared to $342,000 in the prior year. This increase was due to increased direct mail campaigns and acceptance of the Company's new software product offerings, sold over the Internet and aimed at the handheld computer market. Handwriter sales decreased $323,000 or 90% to $35,000 for the year ended December 31, 1999 compared to $358,000 in the prior year. This reduction in hardware sales resulted from the Company's transition from a combined hardware and software company to a company focused primarily on software.

        Corporate sales, which includes Enterprise and OEM revenue increased $1,143,000 or 57% to $3,145,000 compared to $2,002,000 in the prior year.
Enterprise sales of the Company's Handwriter and other products not sold on the web declined $366,000 to $38,000 for the year ended December 31, 1999 as compared to $404,000 in the prior year. The decrease was due to the Company's transition from a combined hardware and software company to a company focused primarily on software. OEM revenues included in corporate sales for the year ended December 31, 1999 increased $1,341,000 or 103% to $2,641,000 from
$1,300,000 for the prior year. The increase was primarily attributable to the recognition of $1,500,000 of license fees for the Company's Jot software product to be sold on Ericsson mobile smartphones. Revenues from development contracts in 1999 increased $168,000 or 56% to $466,000 from $298,000 for the prior year due primarily to increases in non-recurring engineering projects. Revenues from development contracts in 1999 were primarily attributable to porting of the Company's software to third party products such as smartphones and web browsers. Revenues from development contracts in 1998 were primarily attributable to grants awarded by the National Institute of Standards and Technology and the National Science Foundation.

        Sales by the Company's Joint Venture in China decreased $259,000, or 14%, in 1999 to $1,620,000 compared to $1,879,000 in 1998. This decrease is due to two major contracts recorded in the second and third quarters of 1998 which were not repeated in 1999.

     Cost of Sales. Cost of sales increased $1,344,000 or 68% to $3,317,000 in 1999 as compared to $1,973,000 in the prior year.

        Online cost of sales increased $1,559,000 to $1,832,000 in 1999 as compared to $273,000 in the prior year. Online software cost of sales increased $1,814,000 to $1,818,000 as compared to $4,000 in the prior year. The increase was due to the Company's direct mail activities associated with the sale of software products via its website. The cost of the Handwriter(R) sold via the internet declined $255,000 or 95% to $14,000 in 1999 compared to $269,000 in the prior year. This decrease was due to the volume of tablets sold on the web during the year ended December 31, 1999 as compared to the prior year.

        Corporate cost of sales decreased $7,000 or 2% to $325,000 in 1999 as compared to $332,000 in the prior year. Product costs related the Company's discontinued Handwriter(R) product sales in 1999 decreased $61,000 or 100% to $0 compared to $61,000 in 1998. The decrease was due to the Company's transition from a combined hardware and software company to a company focused primarily on software. OEM costs remained unchanged and amounted to approximately $63,000 in 1999 and 1998, respectively. Costs incurred in connection with development contracts revenue are expensed as incurred, and increased $54,000 or 26% to $262,000 in 1999 as compared to $208,000 in the prior year. This increase in development contract revenue is commensurate with the increase in development contracts revenue compared to the prior year.

        China sales costs decreased $208,000 or 15% to $1,160,000 as compared to $1,368,000 in the prior year. The decrease is due to the decrease in sales between the comparable twelve month periods.

     Gross Margin. Gross margin increased $593,000 or 23% to $3,201,000 in 1999 as compared to $2,608,000 in the prior year.

        Online gross margin declined $506,000 to a negative $79,000 in 1999 as compared to a gross margin of $427,000 in the prior year period. This decrease was due primarily to the costs of direct mail campaigns associated with the Company's sales via its website.

        Corporate sales gross margin increased $1,150,000 or 69% to $2,820,000 in 1999 from $1,670,000 in the prior year period. This increase was primarily due to the 57% increase in Corporate sales discussed above. Corporate Handwriter gross margins declined $305,000 due to no sales in 1999 as compared to 1998. OEM gross margins increased $1,341,000 or 108% to $2,578,000 in 1999 from $1,237,000 in the prior year. This increase was due to the increase in OEM revenues discussed above. Development contract gross margins increased $114,000 or 126% to $204,000 in 1999 compared to $90,000 in the prior year. This increase was commensurate with the increase in development contract revenues. Corporate sales gross margins as a percentage of sales was 90% and 83% for the years ended 1999 and 1998, respectively.

        China sales gross margin decreased $51,000 or 1% to $460,000 in 1999 from $511,000 in the prior year period. This increase is primarily due to the decrease in sales as discussed above. China gross margin as a percentage of sales for the year ended December 31, 1999 increased 1% to 28% as compared to 27% in the prior year.

        Research and Development Expenses. Research and development expenses decreased 31% or $626,000 to $1,363,000 in 1999 from $1,989,000 in the prior year. Salaries and related costs decreased 12% in 1999 or $151,000 to $1,134,000 from $1,285,000 in the prior year. This decrease resulted from reductions in U.S. based personnel and transfer of engineering development work to the Joint Venture in China. Other expenses including facilities and related costs, service and support costs, and other costs decreased $457,000 or 52% in 1999 to $419,000 from $876,000 in the prior year. The reductions were due to the transfer of engineering development work to the Joint Venture in China where labor and other costs are less expensive and the reduced support of hardware products sold in prior years. These decreases were offset by increases in 1999 for travel and related expenses, training fees and software developers dues and subscriptions of $31,000. In addition, overhead costs associated with development contracts transferred to cost of goods sold increased 24% to $262,000 in 1999 compared to $212,000 in the prior year. This increase is commensurate with the increase in development contract revenue.

        Sales and Marketing Expenses. Sales and marketing expense for the year ended December 31, 1999 decreased 7% or $138,000 compared to the prior year. Payroll and related costs in 1999 decreased 19% or $165,000 due primarily to reductions in U.S. personnel related to the Joint Venture operations in China in the second quarter of 1998. Other costs associated with the reduction in personnel, such as facilities and miscellaneous expenses, decreased $161,000 or 20% in 1999 to $641,000 from $802,000 in the prior year. Advertising and promotion expense decreased $49,000 or 21% to $188,000 in 1999 from $237,000 in the prior year. This decrease was due to the Company's efforts in direct mail campaigns, which costs are a component of cost of goods sold. These reductions were offset by increases in professional services associated with marketing studies, recruiting and other expenses of $112,000. Commission expenses increased $110,000 commensurate with the increase in sales as compared to the prior year.

        General and Administrative Expenses. General and administrative expenses decreased 11% or $206,000 to $1,683,000 for the year ended December 31, 1999 from $1,889,000 for the prior year. Payroll and related costs in 1999 decreased 12% or $62,000 due to reductions in U.S. personnel related to the Joint Venture operations in China in the second quarter of 1998. Other costs related to the reduction in personnel, including travel and facilities costs were reduced $102,000. Other expenses including provisions for bad debts, patent amortization and other costs decreased $164,000 in 1999 compared to the prior year. These reductions were partially offset by increases in recruiting and other professional services, insurance, and investor relation expenses of $122,000 compared to the prior year.

        Interest Income and Other Income (Expense), Net. Interest income and other income (expense) net, declined 63% to $55,000 in 1999 from $147,000 in the prior year. This decrease resulted from a decrease in interest income due to lower cash balances during the year, and the fees associated with credit card sales from the Company's website of approximately $59,000.

        Interest Expense. Interest expense increased to $73,000 in 1999 compared to $19,000 in the prior year due to bridge loans and the subsequent conversion to long-term debt. In addition the amortization of the loan discount on warrant associated with the long-term debt was approximately $20,000. Interest expense in 1998 related to an accounts receivable financing arrangement and an equipment loan which were paid off in January and June 1998, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2000 totaled $2,349,000 compared to cash and cash equivalents of $2,374,000 at December 31, 1999. This decrease was primarily attributable to $1,467,000 used in operations and $634,000 of cash used in investing activities in 2000. This was offset by $2,076,000 of cash provided by financing activities in 2000. In 2000, the effect of exchange rate changes on cash was immaterial.

     At December 31, 2000, current liabilities, which include deferred revenue, were $1,441,000. Deferred revenue, totaling $61,000 at December 31, 2000, primarily reflects advance service contract fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which the service work is completed.

     As of December 31, 2000, the Company's principal source of liquidity was its cash and cash equivalents of $2,349,000. In each year since its inception, the Company has incurred losses. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

     Financing. On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions the aggregate equivalent of $120,000 denominated in Chinese currency, from a Chinese bank. The loans bear interest at 5.12% and were due on March 2, and March 19, 2001, respectively. The borrowings did not require a compensating balance. The notes were paid in March 2001.

     In June 1999, the Company obtained a bridge loan (the "Bridge Loan") in the amount of $500,000 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. The Bridge Loan was increased by $150,000 and $100,000 in August and September 1999, respectively. Amounts outstanding under the Bridge Loan bore interest at the prime rate plus 2%. The loan was secured by the Company's cash, accounts receivable and other receivables as then owned or thereafter acquired by the Company. The Bridge Loan plus accrued interest was due December 31, 1999.

     In October 1999, the Company entered into a loan agreement with the same charitable remainder annuity trust, whereby the then existing Bridge Loan of $750,000 was converted into a long-term loan in the amount of $1,500,000 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, and is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole or in part at any time without penalty. Any partial payment must be in the principal amount of $100,000 or a multiple thereof. The interest rate at December 31, 2000 was 11.5%.

     In October 1999, in connection with the 1999 Loan, the Company issued to the charitable remainder annuity trust warrants to purchase 300,000 shares of the Company's common stock. The Company ascribed a value of $179,000 to these warrants, which will be amortized to the Company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%. The warrants were due to expire October 20, 2001, and had an exercise price of $1.09 per share. On January 20, 2000, the charitable remainder trust, of which a director and officer of the Company is a trustee, exercised all 300,000 warrants issued in connection with the $1,500,000 long-term debt. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued approximately 255,000 shares of common stock in exchange for the 300,000 warrants.

     Operating Lease Commitments. The Company leases facilities in the United States and China. The Company's rental expense for the years ended December 31, 2000, and 1999 was approximately $390,000 and $376,000, respectively. Sublease income was approximately $105,000 and $209,000 for the years ended December 31, 2000 and 1999, respectively. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $431,000, excluding sub-lease income, for the years ending December 31, 2001. The Company's rent expense is expected to be reduced by approximately $82,000 in 2001, in connection with the subleases.

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

Item 8. Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On December 8, 1999, the Board dismissed PricewaterhouseCoopers LLP ("Pricewaterhouse") as its independent accountants.

        In connection with the audits conducted and during the subsequent period through December 8, 1999, there were no disagreements between the Company and Pricewaterhouse on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. In addition, the audit report of Pricewaterhouse on the consolidated financial statements of the Company as of and for the year ended December 31, 1998 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        On December 13, 1999, the Company retained Stonefield Josephson, Inc. ("Stonefield Josephson") as its independent accountants to audit the Company's financial statements. During the two years ended December 31, 1998 and during the subsequent period ended December 13, 1999, neither the Company nor anyone on its behalf consulted Stonefield Josephson regarding (i) the application of accounting principles to any transaction either completed or proposed, or (ii) the type of audit opinion that might be rendered by Stonefield Josephson on the Company's financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 18, 2001.

Item 11. Executive Compensation

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 18, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 18, 2001.

Item 13. Certain Relationships and Related Transactions

        Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 18, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Index to Financial Statements

                                                                           Page

 (a)(1) Financial Statements

        Report of Stonefield Josephson, Inc., Independent Accountants....   F-1
        Report of PricewaterhouseCoopers LLP, Independent Accountants....   F-2
        Consolidated Balance Sheets at December 31, 2000 and 1999........   F-3
        Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999, and 1998................................   F-4
        Consolidated Statements of Changes in Stockholders'
        Equity (Deficit) for the years December 31, 2000, 1999, and 1998. F-5 Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998.................................   F-6
        Notes to Consolidated Financial Statements.......................   F-7
 (a)(2) Financial Statement Schedule

        Schedule II Valuation and Qualifying Accounts and Reserves.......   S-1

(b) Reports on Form 8-K

     Current Report on Form 8-K dated October 6, 2000, regarding the Company's acquisition of certain assets of PenOp Limited and PenOp Inc.

     Current Report on Form 8-K/A dated October 6, 2000, describing the acquisition of the assets of PenOp in more detail

     Current Report on Form 8-K dated October 31, 2000, regarding (i) appointment of Louis Panetta to the Board of Directors, (ii) the resignation of Jess Ravich from the Board of Directors and (iii) the announcement of the Company's third quarter results.

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

- -10.19 Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company, incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).

10.20 Loan and Warrant Agreement dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.

10.21 Asset Purchase Agreement between the Company and PenOp Ltd and PenOp Inc., incorporated herein by reference to the Company's Form 8-K dated October 6, 2000.

*21.1   Schedule of Subsidiaries.

*23.1   Consent of  Stonefield  Josephson, Accountancy  Corporation, Independent
       Accountants.

*23.2   Consent of PricewaterhouseCoopers LLP, Independent Accountants.

+ Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 29, 1993, filed pursuant to the Securities Exchange Act of 1934.

*        Filed herewith.

- -        Confidential  treatment  of certain  portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Securities and Exchange Act of 1934.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood Shores, State of California, on March 28, 2001.

                                  COMMUNICATION INTELLIGENCE CORP.
                                   By:
                                          /s/ Guido DiGregorio
                                         ------------------------
                                              Guido DiGregorio
                                     President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2001.

      Signature                                           Title

 /s/ Guido DiGregorio            Director, President and Chief Executive Officer
 ----------------------          (Principal Executive Officer)
     Guido DiGregorio

 /s/ Marjorie L. Bailey          Vice President and Chief Financial Officer
 ----------------------          (Principal Financial and Accounting Officer)
     Marjorie L. Bailey

 /s/ Louis Panetta                Director
 ----------------------
     Louis Panetta

 /s/ Philip S. Sassower           Director, Chairman of the Board, and Secretary
 ----------------------
     Philip S. Sassower

 /s/ Jeffrey Steiner              Director
 ----------------------
     Jeffrey Steiner

 /s/ Chien Bor Sung               Director
 ----------------------
     Chien Bor Sung

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and financial statement schedule for the years then ended, as listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the consolidated financial statements and financial statements schedule listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries ("the Company") at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

STONEFIELD JOSEPHSON INC.
Certified Public Accountants

San Francisco, California
February 9, 2001

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Communication Intelligence Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries ("the Company") at December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS  LLP

San Jose, CA
March 29, 1999

                     Communication Intelligence Corporation
                           Consolidated Balance Sheets
                    (In thousands, except par value amounts)

                                                             December 31,
                                                    ---------------------------
                                                          2000          1999
                                                    ---------------------------
Assets
Current assets:
Current Assets:
  Cash and cash equivalents.....................     $    2,349     $    2,374
  Accounts receivable,including $350 from M10
  (Previously PenOp), net of allowances of
  $118 and $13 at...............................          1,760          1,575
  Inventories...................................            171             81
  Prepaid expenses and other current assets.....            270            175
                                                     -----------    -----------
        Total current assets....................          4,550          4,205

Note receivable from officer....................             46            135
Property and equipment, net.....................            262            344
Patents and trademarks..........................          6,234              8
Other assets....................................            210            271
                                                     -----------    -----------

        Total assets.............................    $   11,302     $    4,963
                                                     ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...............................    $      679     $     288
  Short-term debt................................           120            60
  Accrued compensation...........................           263           268
  Other accrued liabilities......................           318           500
  Deferred revenue...............................            61            35
                                                     -----------    -----------
        Total current liabilities................         1,441         1,151

Long-term debt - related party...................         1,427         1,338

Minority interest................................           127           125

Commitments......................................

Stockholders' equity:
  Common stock, $.01 par value; 100,000
     shares authorized; 89,668....................          897           822
  Additional paid-in capital......................       80,656        72,983
  Accumulated deficit.............................      (73,043)      (71,244)
  Accumulated other comprehensive loss............         (203)         (212)
                                                     ------------    ----------

Total stockholders' equity........................        8,307         2,349
                                                     ------------    ----------

   Total liabilities and stockholders' equity.....   $   11,302     $   4,963
                                                     ===========    ===========





           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                 Years ended December 31,
                                            --------------------------------
                                               2000        1999        1998
                                            --------------------------------


Revenues:
  Online.................................   $  1,327    $  1,753   $    700
  Corporate..............................      3,197       3,145      2,002
    Nonrecurring maintenance
    fees - M10 (Previously PenOp)........        877           -          -
  China..................................      1,911       1,620      1,879
                                            ---------   ---------  ---------
                                               7,312       6,518      4,581
                                            ---------   ---------  ---------
Operating costs and expenses:
   Cost of sales:
     Online..............................      1,087       1,832        273
     Corporate...........................        416         325        332
     China...............................      1,393       1,160      1,368
   Research and development..............      1,603       1,363      1,989
   Sales and marketing...................      2,239       1,877      2,015
   General and administrative............      2,181       1,683      1,889
                                            ---------   ---------  ---------

                                               8,919       8,240      7,866
                                            ---------   ---------  ---------

Loss from operations.....................     (1,607)     (1,722)    (3,285)

Interest income and other
  income (expense), net..................         76          55        147
Interest expense.........................       (266)        (73)       (19)
Minority interest........................         (2)          -          -
                                            ----------   ---------  --------

Net loss.................................     (1,799)      (1,740)   (3,157)

Preferred stock dividends................          -            -      (435)
                                            ----------   ---------  --------


Net loss available to common stockholders.  $ (1,799)    $ (1,740)  $(3,592)
                                            ==========   ========   ========


Basic and diluted loss per common share...  $  (0.02)    $  (0.02)  $ (0.06)
                                            ===========  =========  ========

Weighted average common shares............    85,324       79,625    56,233
                                            ===========  =========  ========


           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                 (In thousands)

                       Series      Series
                          A          B                             Accum.
                       Convert.   Convert.      Additional         Other
                      Preferred  Preferred Common Paid-In  Accum   Compre.
                        Stock      Stock    Stock Capital  Deficit Loss   Total
Balances as of
  December 31, 1997..   $  4     $  2     $ 474  $ 69,955 $(66,347)$(99) $3,989
                         ------------------------------------------------------
Conversion  of 329
 shares of SeriesA
 Preferred Stock into
 18,598 shares of
 Common Stock.......      (4)       -       186      (182)      -     -       -
Conversion of 240
 shares of Series B
 Preferred Stock into
 11,384 shares of
 Common Stock.......       -       (2)      114      (112)      -     -       -
Exercise of options
 1,126 shares of
 Common Stock.......       -        -        11       511       -     -      522
Accelerated vesting
 of 40 options to
 consultants for
 services...........       -        -         -        33       -     -      33
Foreign currency
 translation adj.          -        -         -         -       -   (55)    (55)
Net loss............       -        -         -         -  (3,157)    -   3,157)
                        --------------------------------------------------------
Balances as of
 December 31, 1998..       -        -       785   70,205  (69,504  (154)  1,332
Issuance of 300
 warrants in
 connection with
 Long-term debt....        -        -         -      179        -    -      179
Exercise of options
 for 3,421 of
 Common Stock......        -        -        34    1,802        -    -    1,836
Exercise of 329
 warrants for 329
 shares od Common
 Stock............         -        -         3      797        -     -     800
Foreign currency
 translation adj...        -        -         -        -        -   (58)    (58)
Net loss...........        -        -         -        -   (1,740)    -  (1,740)
                       ---------------------------------------------------------
Balances as of
 December 31, 1999..       -        -       822   72,983  (71,244)(212)   2,349
Exercise of 2,352
 options for  2,352
 shares of Common
 Stock.............        -        -        24    1,559        -    -    1,583
Exercise of 406
 warrants for 361
 shares of Common
 Stock.............        -        -         4      433        -    -      437
Issuance of 4,700
 shares of Common
 Stock in exchange
 for intellectual
 property of PenOp
 Ltd...............        -        -        47    5,681        -    -    5,728
Foreign currency
 translation adj...        -        -         -        -        -    9        9
Net loss...........        -        -         -        -   (1,799)   -   (1,799)
                      ----------------------------------------------------------
Balances as of
 December 31, 2000.   $    -    $   -    $  897 $ 80,656 $(73,043) $(203) $8,307
                      ==========================================================

           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    Years ended December 31,

                                               ---------------------------------
                                                 2000        1999        1998
                                               ---------------------------------
Cash flows from operating activities

Net loss...................................... $ (1,799)   $ (1,740)   $ (3,157)
Adjustments to reconcile net loss
 to net cash used in operating
  Depreciation and amortization...............      328         334         327
  Equity securities issued for services.......        -           -          33
  Non-cash compensation.......................       89           -           -
  (Gain) loss on disposal of property
  and equipment...............................        -          (1)         (2)
  Changes in operating assets and liabilities.
    Accounts receivable, net..................     (185)        (429)      (784)
    Inventories...............................      (90)          (7)       119
    Prepaid expenses and other current assets.      (95)         (72)        72
    Other assets..............................       48          (49)       (12)
    Accounts payable..........................      390         (184)      (586)
    Accrued compensation......................       (3)          38       (217)
    Other accrued liabilities.................     (176)          70       (595)
    Deferred revenue..........................       26         (616)       211
                                                ---------   ---------   --------

Net cash used in operating activities.........   (1,467)      (2,656)    (4,591)
                                                ---------   ---------  ---------

Cash flows from investing activities

Acquisition of property and equipment.........     (636)         (78)       (45)
Acquisition of property through
 capital leases...............................        2           17          -
Proceeds from the sale of property
 and equipment................................        -            -         25
                                                ---------    ---------  --------

Net cash used in investing activities.........     (634)         (61)       (20)
                                                ---------    ---------  --------


Cash flows from financing activities

Proceeds from issuance of short-term debt......     120           96        145
Proceeds from issuance of long-term
  debt - related party.........................       -        1,500          -
Restricted cash related to short-term debt.....       -          250       (250)
Principal payments on short-term debt..........     (60)        (181)      (490)
Principal payments on capital lease obligations     ( 4)         ( 5)       ( 6)
Proceeds from exercise of warrants.............     437          800          -
Proceeds from exercise of stock options........   1,583        1,836        522
                                                ---------    --------   --------
Net cash provided by (used in)
 financing activities..........................   2,076        4,296        (79)
                                                ---------    --------   --------


Effect of exchange rate changes on cash........       -            -          -

Net increase (decrease) in cash and
cash equivalents...............................     (25)       1,579     (4,690)
Cash and cash equivalents at
beginning of year..............................   2,374          795      5,485
                                                ---------    --------   --------


Cash and cash equivalents at end of year....... $ 2,349     $  2,374    $   795
                                                =========   =========   ========



           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company

     Communication Intelligence Corporation (the "Company" or "CIC") develops and markets natural input and biometric electronic signature solutions aimed at the emerging markets such as, e-commerce, wireless Internet/information devices, and corporate security. These emerging markets for CIC's products include all areas of personal computing, as well as electronic commerce and communications.

     The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". CIC's natural input technologies are designed to allow users to interact with a computer or handheld device through the use of an electronic pen or "stylus". Such products include the Company's multi-lingual Handwriter(R) Recognition System, and its Handwriter(R) for Windows(R) family of desktop computing products. CIC's transaction and communication enabling technologies provide a means for protecting electronic transactions and discretionary communications. CIC has developed products for dynamic signature verification, electronic ink data compression and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

     Through its 90% owned joint venture in China (the "Joint Venture"), the Company provides system integration services and markets its pen-based business computer systems to Chinese businesses, government users and other joint ventures.

     For the five-year period ended December 31, 2000, the Company incurred aggregate losses of $30 million, and, at December 31, 2000, the Company's accumulated deficit was approximately $73 million. The Company has primarily funded these losses through the sale of debt and equity securities.

     As of December 31, 2000, the Company's principal source of liquidity was its cash and cash equivalents of $2,349. Although there can be no assurance, the Company believes that its current resources, together with expected revenues, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. Management believes that it will be able to reduce discretionary spending if required.

Basis of Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles, and include the accounts of CIC and its 90% owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated. All amounts shown in the accompanying financial statement are in thousands of dollars except per share amounts.

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

     The Company has reclassified revenue for 1999 and 1998 to conform with the current year presentation.

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

     Short-term investments are classified as "available-for-sale." For all periods presented, cost of investments approximated fair market value. The cost of securities sold is based on the specific identification method. The Company had no short-term investments as of December 31, 2000 or 1999.

        The Company's cash and cash equivalents, at December 31, consisted of the following:

                                             2000        1999

                                         ----------- ------------
Cash in bank..........................    $  1,332    $  2,359
Commercial paper......................         687          11
Money markets.........................         330           4
                                         ----------- ------------

  Cash and cash equivalents............   $  2,349    $  2,374
                                         =========== ============

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity, and mitigate against risk of loss as to principal. Although such amounts may exceed the F. D. I. C. limits, the Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalents.

     At December 31, 2000, the Joint Venture had approximately $567 in cash accounts held by a financial institution in the People's Republic of China. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

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

     Eleven customers accounted for approximately 72% of accounts receivable at December 31, 2000. One customer accounted for approximately 95% of accounts receivable at December 31, 1999.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out ("FIFO") method. Cost principally includes direct materials. At December 31, 2000 and 1999, inventories consisted of finished goods.

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

     Property and equipment, net at December 31, consists of the following:

                                                      2000         1999
                                                   ----------- ------------
Machinery and equipment............................   $ 1,191      $ 1,127
Office furniture and fixtures......................       448          438
Leasehold improvements.............................        84           84
Purchased software.................................       174          146
                                                   ----------- ------------
                                                        1,897        1,795
Less accumulated depreciation and amortization.....    (1,635)      (1,451)
                                                   ------------ ------------
                                                      $   262      $   344
                                                   ============ ============





     Included in property and equipment as of December 31, 2000 and 1999 is $42 and $39, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $32 and $25 at December 31, 2000 and 1999, respectively.

Patents

     On October 6, 2000, a wholly-owned subsidiary of the Company, acquired certain assets of PenOp Limited ("PenOp") and its subsidiary PenOp Inc. pursuant to an asset purchase agreement dated as of September 29, 2000. Patents are stated at fair market value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years.

     Patents, net at December 31, consists of the following:

                              Expiration     Life         2000            1999
                              ----------     ----         ----            ----
Patent...................       Various         5         $     9      $     -
Various..................       Various         7             476          476
Patent...................         2013         13              93            -
Patent...................         2014         14             187            -
Patent...................         2015         15             373            -
Patent...................         2017         17           5,607            -
                                                       ------------ ------------
                                                            6,745          476

Less accumulated amortization........................        (511)        (468)
                                                       ------------ ------------
                                                          $ 6,234      $     8
                                                       ============ ============

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)


Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment reserve in the event the net book value of such assets exceeded the future undercounted cash flows attributable to such assets. No such reserves have been recorded in the three years ended December 31, 2000.

Software Development Costs

     The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalization commences upon the completion of a working model and ends on general product release. As of December 31, 2000 and 1999, such costs were insignificant and are included as a component of "other assets" in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs in 2000, 1999 and 1998 amounted to $12, $1 and $7, respectively.

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

Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue
Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 2000. The Company determine that the impact of SOP 98-9 and the remaining provisions of SOP 97-2 on current revenue recognition practices did not have a material impact on revenue recognition during 2000 and 1999.

   Online Revenue

     Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

   Corporate Revenue

     License revenues are recognized when the software has been delivered and when all significant obligations have been met. Royalty revenues are recognized as products are licensed/sold by licensees. Deferred revenue in the accompanying balance sheets reflects service contract fees received from the Company's licensees in advance of revenue being earned.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Corporate Revenue (continued)

     Development contracts revenue is generated primarily from non-recurring engineering activities and research grants from licensees and government agencies. Revenue is recognized in accordance with the terms of the grants and agreements, generally when collection is probable and related costs have been incurred.

   China Joint Venture Revenue

     Revenue from system integration activities and product sales are recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable.

     Three customers accounted for 16%, 6% and 5%, respectively, of revenues in 2000. One customer accounted for 27% of revenues in 1999. No other customers accounted for greater than 10% of revenues in 2000, 1999 and 1998.

Research and Development

     Research and development costs are charged to expense as incurred.

Advertising

        The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2000, 1999, and 1998 was $399, $140, and $162, respectively.

Net Loss Per Share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. All prior year earnings per share data have been restated to reflect the provisions of SFAS
128. Potential common shares, including outstanding convertible preferred stock, stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented as their effect is anti-dilutive. For the year ended December 31, 1998, the per share results of operations is reduced by the cumulative dividend requirements earned by the preferred stockholders.

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

     Net foreign currency transaction gains and losses are included in "interest income and other income (expense), net" in the accompanying consolidated statements of operations. The Company recorded a net foreign currency transaction gain of $59, and $58, for the years ended December 31, 1999, and 1998, respectively. Foreign currency transaction gains in 2000 were insignificant.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

Income Taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards. A valuation allowance is provided against deferred tax assets for when it is determined to be more likely than not that the asset will not be realized.

Acquisition of Assets From PenOp

         On October 6, 2000, a wholly-owned subsidiary of the Company, (the "Buyer"), acquired certain assets of PenOp Limited ("PenOp") and its subsidiary PenOp Inc., (collectively, the "Sellers") pursuant to an asset purchase agreement dated as of September 29, 2000, by and among Buyer and the Sellers for
4.7 million shares of common stock of the Company (the "Acquisition"). Out of the 4.7 million shares issued to Sellers in connection with the Acquisition, approximately 940,000 shares are being held in escrow to cover indemnification of Buyer. The Company ascribed a value of $5,728 to the assets which will be charged to income over the estimated lives of the assets, five to seventeen years.

   Pursuant to the asset purchase agreement, the Company agreed to use reasonable efforts to file a Registration Statement under the Securities Act of 1933, as amended (the "Act"), covering the sale of the Transaction Shares no later than thirty (30) days from closing and to use reasonable efforts to have the Registration Statement declared effective as soon as practicable thereafter. The registration statement was declared effective on November 22, 2000.

   Subsequent to the closing, an officer and Chairman of the Board of the Company, and his designees, purchased in a private transaction an aggregate of 1,713,728 shares of common stock received by Sellers in connection with the Acquisition for $3.3 million.

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

     The accumulated other comprehensive loss at December 31, 2000 and 1999 consisted of cumulative foreign currency translation adjustments.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

4. Debt

     On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions, the aggregate equivalent of $121, denominated in Chinese currency, from a Chinese bank. The loans bear interest at 5.12%. The borrowings did not require a compensating balance. The loans were paid in March 2001.

     On September 3, 1999, the Company's 90% owned Joint Venture borrowed the equivalent of $96, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 5.12% and was due on March 2, 2000. The borrowings did not require a compensating balance. The note was repaid in full in January, 2000.

     Interest expense for the years ending December 31, 2000, 1999, and 1998 was $266, $53, and $19, respectively. Interest expense associated with related party debt was $266 and $53 for the years ended December 31, 2000 and 1999, respectively. There was no related party debt in the year ended December 31, 1998.

5. Stockholders' Equity

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

Common Stock Options

     The Company adopted two stock option plans in 1991 (the 1991 Stock Option Plan and the 1991 Non-discretionary Plan, collectively, the "1991 Plans"). Incentive and non-qualified options under the 1991 Plans may be granted to employees, officers, and consultants of the Company. As amended, there are 2,050 shares of Common Stock authorized for issuance under the 1991 Plans. At December 31, 2000, 163 options are available for grant.

     In conjunction with the approval of the Company's plan of reorganization, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan allows directors, officers and employees to be eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of Common Stock

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

Stockholders' Equity (continued)

Common Stock Options

are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying Common Stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying Common Stock on the date of grant. Options under the 1994 Plan generally vest over four years. For those options which vest over four years, 20% of the total options granted vest on the first anniversary of the date of grant, and an additional 20%, 20%, and 40% of the total options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Options under the 1994 Plan are generally exercisable over a period not to exceed seven years. At December 31, 2000, there are 315 options available for grant under the 1994 Plan.

     In December 1994, for services rendered prior to and during the Company's Chapter 11 proceedings, options to purchase 180 shares of Common Stock at $0.50 per share were granted to three directors of the Company under non-plan option agreements. In addition, a non-plan option to purchase 100 shares of Common Stock at $0.50 per share was granted on December 28, 1994 to a newly elected director and Chairman of the Finance Committee. The newly elected director also received an option, vesting one year from date of grant, to purchase 50 shares of Common Stock at an exercise price of $0.50 per share pursuant to the Company's 1991 Non-discretionary Plan. The non-plan options generally vest over four years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options under the 1994 Plan are generally exercisable over a period not to exceed seven years. As of December 31, 1999, 4,887 non-plan options were outstanding with a weighted average exercise price of $0.84 per share. Of such non-plan options, 2,228 were exercisable at December 31, 2000 with a weighted average exercise price of $0.77 per share.

     On June 1, 1994, the Company negotiated with employees to reduce their salaries through August 31, 1994. Those employees who agreed to continue their employment at the reduced wage were granted certain option rights to purchase Common Stock (the "Options"). Options to purchase 2,210 shares of Common Stock were granted at an average exercise price of $0.57 per share under this arrangement, of which 377 Options were granted to officers under the 1991 Plan, with the remaining Options granted outside of the plans. The Options were immediately exercisable and have a term of seven years from the date of grant. As of December 31, 2000, 1,259 Options had been exercised at a weighted average exercise price of $0.50 per share and 573 Options with a weighted average exercise price of $0.77 per share had been forfeited. The following table summarizes information about the Options outstanding and exercisable at December 31, 2000 which were granted outside of the Plans:

                                                           Weighted Average
Range of Exercise Prices       Options         Remaining
                           Outstanding and    Contractual
                             Exercisable     Life (Years)       Exercise Price
                          ------------------------------------------------------

$0.30 - $1.05..........           1                .5                 $1.14



     In June 1999, the Company adopted and the shareholders approved a stock option plan (the "1999 Plan"). Incentive and non-qualified options under the 1999 Plan may be granted to employees, officers, and consultants of the Company. There are 2,000 shares of Common Stock authorized for issuance under the 1999 Plan. The options have a ten year life and generally vest quarterly over three years. At December 31, 2000, there were 721 shares available for future grants.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

Common Stock Options

     Information with respect to the Company's 1991 Plans the 1994 Plan and the 1999 Plan is summarized below:

                                                Year Ended December 31,
                                       -----------------------------------------
                                               2000                 1999
                                       ---------------------  ------------------
                                                  Weighted            Weighted
                                                  Average             Average

                                         Shares   Exercise    Shares  Exercise
                                                    Price               Price
                                       ----------------------------------------
Outstanding at beginning of period...... 3,544      $1.02      4,540     $0.82
Granted.................................   947      $3.19      3,745     $0.94
Exercised...............................  (757)     $0.85     (2,723)    $0.55
Forfeited...............................  (477)     $2.07     (2,018)    $1.61
                                         -------            --------
Outstanding at period end............... 3,257      $1.54      3,544     $1.02
                                         =======             ========


Options exercisable at period end....... 1,150      $1.27        784     $1.04
                                         =======             ========

Weighted average grant-date
 fair value of  options granted
 during the period.....                  $1.54                 $1.02
                                        ========             ========

The following table summarizes information about stock options outstanding under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 2000:

                                                           Weighted Average
                                                --------------------------------

                                                    Remaining
                                     Options     Contractual Life
                                                     (Years)
Range of Exercise Prices           Outstanding                     xercise Price

   ---------------------------------------------------------------------------

$0.50..........................         47             3.1               $0.50
$0.51 - $2.00..................      2,444             5.9               $1.03
$2.01 - $2.99..................         58             8.8               $2.32
$3.00 - $7.50..................        708             9.3               $3.32
                                  ----------
                                     3,257
                                  ==========

     The following table summarizes information about stock options exercisable under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 2000:


                                                                   Weighted
                                                     Options        Average
Range of Exercise Prices                           Exercisable   Exercise Price
      $0.50..............................                28           $0.50
      $0.51 - $2.00......................               975           $1.01
      $2.01 - $2.99......................                28           $2.31
      $3.00..............................               119           $3.32
                                                   ----------
                                                      1,150
                                                   ==========

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

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to common stockholders would have been as follows for the year ended December 31,:

                                               2000         1999         1998
                                             ----------------------------------

Net loss available to common stockholders:

  As reported..............................  $ (1,799)   $ (1,740)    $ (3,592)
  Pro forma................................  $ (3,937)   $ (3,316)    $ (4,863)
Basic and diluted net loss per
   share available to common
  As reported..............................  $  (0.02)   $  (0.02)    $  (0.06)
  Pro forma................................  $  (0.05)   $  (0.04)    $  (0.09)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 4.7% for 2000, 5.4% for 1999, and 4.5% for 1998, an expected life of 3.5 years for 2000, 4 years for 1999 and 1998, respectively; expected volatility of 100% all periods and dividend yield of 0% for all periods.

     Stock options generally vest over three years and the Company expects to make additional option grants each year. The Company believes the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Stockholders' Equity (continued)

     Warrants to purchase a total of 470 shares of Common Stock were outstanding as of December 31, 2000, and have a weighted average remaining contractual life of 1.2 years and a weighted average exercise price of $2.38 per share.

     As of December 31, 2000, 8,614 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

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

     On June 16, 1999, the Company obtained a bridge loan (the "Bridge Loan") in the amount of $500 from a charitable remainder annuity trust, of which a director and officer of the Company is a trustee. The Bridge Loan was increased by $150 and $100 in August and September 1999, respectively. Amounts outstanding under the Bridge Loan bore interest at the prime rate plus 2%. The loan was secured by the Company's cash, accounts receivable and other receivables as then owned or thereafter acquired by the Company. The Bridge Loan plus accrued interest was due December 31, 1999. In October 1999, the Bridge Loan was converted to long-term debt as discussed below.

     On October 20, 1999, the Company entered into a loan agreement with the same charitable remainder annuity trust, whereby the then existing Bridge Loan of $750 was converted into a long term loan in the amount of $1,500 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time, 11.25% at December 31, 2000. The note is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The 1999 Loan can be re-paid in whole at any time or in part at any time without penalty The interest rate at December 31, 2000 was 11.25%.

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

     A director received $150 in 2000, 1999 and 1998, for consulting fees including office expenses.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

6. Related Party Transactions (continued)

     Subsequent to the closing of the Acquisition, an officer and Chairman of the Board of the Company, and his designees, purchased in a private transaction an aggregate of 1,713,728 shares of common stock received by Sellers in connection with the Acquisition for $3.3 million.

     During the fourth quarter of 2000 the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded
(net). The Company had previously entered into a separate transaction to acquire the intellectual property rights from PenOp (see note 1).

7. Commitments

Operating Lease Commitments

     The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2001. In addition, the Company subleases to third parties certain space adjacent to the Principal Offices. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $390, $376, and $420 in 2000, 1999, and 1998, respectively. Sublease income was approximately $104, $209, and $128 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases are approximately, $431 for the year ending December 31, 2001. The Company's rent expense is expected to be reduced by approximately $82 in 2001 in connection with the subleases described above. Future minimum payments required under capital leases, which expire in 2001, were insignificant at December 31, 2000.

8. Income Taxes

     As of December 31, 2000, the Company had federal net operating loss carryforwards available to reduce taxable income through 2012 of approximately $51,230. The Company also had federal research and investment tax credit carryforwards of approximately $315 which expire at various dates through 2010.

        Deferred tax assets and liabilities at December 31, consist of the following:

                                                 2000         1999
                                               ---------    ----------

Deferred tax assets:
Net operating loss carryforwards...........    $ 20,192       $ 20,977
Credit carryforwards.......................         315            315
Deferred income............................          13             13
Other, net.................................         782            844
                                               ---------     ----------
Total deferred tax assets..................      21,602         22,149
                                               ---------     ----------
                                                 21,602         22,149
Valuation allowance........................     (21,602)       (22,149)
                                               ---------     ----------

Net deferred tax assets....................    $      -       $      -
                                               =========     ==========

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

9. Segment Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 revises information regarding the reporting of operating segments and was required to be adopted in periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for the year ended December 31, 1998 and the Company's information has been stratified into two Segments - Handwriting recognition software and Systems integration.

     The accounting policies followed by the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes revenues, as well as allocated corporate-headquarters costs charged to each of the operating segments.

     The Company identifies reportable segments by classifying revenues into two categories Handwriting recognition and system integration. Handwriting recognition software is an aggregate of three revenue categories, OEM, Enterprise and Online sales. All Handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales above represent sales to external customers.

The table below presents information about reporting segments for the years ended December 31,:

                                Handwriting          Systems
                                Recognition        Integration          Total
                              ---------------- ---------------- ---------------
 2000

     Revenues                  $      5,401      $      1,911    $       7,312
     Loss from Operations      $     (1,594)     $        (13)   $      (1,607)
     Total assets              $      4,367      $      1,405            5,772
     Depreciation and
 1999

     Revenues                  $      4,898      $      1,620    $       6,518
     Loss from Operations      $     (1,078)     $        (44)   $      (1,722)
     Total assets              $      3,523      $      1,440    $       4,963
     Depreciation and
 1998

     Revenues                  $      2,702      $      1,879    $       4,581
     Loss from Operations      $     (2,561)     $       (684)   $      (3,285)
     Total assets              $      2,160      $      1,194    $       3,354
     Depreciation and
     amortization              $        283      $         44    $         327

                     Communication Int22222elligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

9. Segment Information (continued)

The following table represents revenues and long-lived asset information by geographic location for the period ended December 31,:

                             Revenues                   Long Lived Assets
                   ---------------------------   -------------------------------
                    2000       1999      1998       2000       1999       1998
                   ------    -------   -------   --------  ---------  ----------

 U.S.             $ 5,401    $ 4,898   $ 2,702   $  6,430  $    261    $    416

 China              1,911      1,620     1,879         66        83         123

                  -------    -------   -------   --------  --------- -----------
        Total     $ 7,312    $ 6,518   $ 4,581   $  6,496  $    344    $    539
                  =======    =======   =======   ========  ========= ===========

     The Company's export sales from U.S. operations were 26%, 36%, and 16%, of total revenues in 2000, 1999, and 1998, respectively.

10.  Statement of Cash Flows Data

                                                    December 31,
                                        -------------------------------------
                                            2000        1999         1998
                                         ----------   ---------   -----------
Schedule of non-cash transactions:

 Intellectual property acquired
  in exchange for 4,700 shares of the
  Company's common stock...............  $  5,728    $      -     $      -

  Fair market value of warrants
  in connection with long-term debt-
  related party........................  $      -    $    176     $      -

Supplemental disclosure of cash flow information:

     Interest paid in 2000, 1999, and 1998 was $187, $4, and $19, respectively.

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

                                   SCHEDULE II

                     Communication Intelligence Corporation

                 Valuation and Qualifying Accounts and Reserves

                                 (In thousands)

Years Ended December 31, 1998, 1999, 2000


                                   Balance
                                      At     Charged to                Balance
                                  Beginning   Costs and                At End
                                  Of Period    Expense    Deductions  Of Period
                                  ---------   ----------  ----------  ---------


Year ended December 31, 1998:

Accounts receivable reserves......    $46        $236      $(108)      $174

Year ended December 31, 1999:
Accounts receivable reserves.....    $174         $39      $(200)       $13

Year ended December 31, 2000:
Accounts receivable reserves....      $12        $108       $(2)       $118