Form 10-Q
period 2001-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2001-05-15
CIK 727634

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

                 For the quarterly period ended: MARCH 31, 2001
                                                 --------------


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

                For the transition period from _______ to _______

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                         94-2790442
  ---------------------------------                      ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


         275 SHORELINE DRIVE, SUITE 500, REDWOOD SHORES, CA 94065-1413
         -------------------------------------------------------------
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

Number of shares outstanding of the issuer's Common Stock, as of May 11, 2001:
90,618,391.


================================================================================

                                      INDEX



PART I.  FINANCIAL INFORMATION


         Item 1.  FINANCIAL STATEMENTS                                  PAGE NO.
                  --------------------                                  --------


         Condensed Consolidated Balance Sheets at March 31, 2001
            (unaudited) and December 31, 2000..................................3

         Condensed Consolidated Statements of Operations for the Three-Month
            Period Ended March 31, 2001 and 2000 (unaudited)...................4

         Condensed Consolidated Statements of Changes in Stockholders' Equity
            for the Three-Month Period Ended March 31, 2001 (unaudited)........5

         Condensed Consolidated Statements of Cash Flows for the Three-Month
            Period Ended March 31, 2001 and 2000 (unaudited)...................6

         Notes to Unaudited Condensed Consolidated Financial Statements........7


         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................12

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................16

PART II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS...........................................16

         Item 2. CHANGE IN SECURITIES.........................................16

         Item 3. DEFAULTS UPON SENIOR SECURITIES..............................17

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........17

         Item 5. OTHER INFORMATION............................................17

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits............................................17

                 (b)      Reports on Form 8-K.................................17

         Signatures...........................................................18

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                March 31,             December 31,
                                                                                                 2001                    2000
                                                                                          ==================      ==================
                                                                                               Unaudited
Assets
Current assets:
Cash and cash equivalents ......................................................               $  2,057                $  2,349
     Accounts receivable, net, includes $250 from M10
     (previously PenOp Inc.) ...................................................                  1,676                   1,760
     Inventories ...............................................................                    140                     171
     Prepaid expenses and other current assets .................................                    405                     270
                                                                                               ========                ========
         Total assets ..........................................................                  4,278                   4,550

Note receivable from officer ...................................................                     29                      46
Property and equipment, net ....................................................                    277                     262
Patents and trademarks .........................................................                  6,140                   6,234
Other assets ...................................................................                    230                     210
                                                                                               ========                ========

         Total assets ..........................................................               $ 10,954                $ 11,302
                                                                                               ========                ========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt ...........................................................               $    181                $    120
     Short -term debt - related party ..........................................                  1,444                      --
     Accounts payable ..........................................................                    377                     679
     Accrued compensation ......................................................                    309                     263
     Other accrued liabilities .................................................                    326                     318
     Deferred revenue ..........................................................                     55                      61
                                                                                               ========                ========
         Total current liabilities .............................................                  2,692                   1,441

Long-term debt - related party .................................................                     --                   1,427

Minority interest ..............................................................                    127                     127

Commitments

Stockholders' equity:
     Common stock ..............................................................                    904                     897
     Additional paid-in capital ................................................                 81,217                  80,656
     Accumulated deficit .......................................................                (73,784)                (73,043)
     Cumulative translation adjustment .........................................                   (202)                   (203)
                                                                                               ========                ========
         Total stockholders' equity ............................................                  8,135                   8,307
                                                                                               ========                ========

         Total liabilities and stockholders' equity ............................               $ 10,954                $ 11,302
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

                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                                              ---------------------
                                                                                                                  2001         2000
                                                                                                              ========     ========

Revenues:
     Online ..............................................................................................    $    392     $    300
     Corporate ...........................................................................................         479          713
       Nonrecurring maintenance fees -M10
       (previously PenOp Inc) ............................................................................         352           --
China ....................................................................................................         395          364
                                                                                                              ========     ========

         Total revenues ..................................................................................       1,618        1,377

Operating costs and expenses:
     Cost of sales:
         Online ..........................................................................................         269          270
         Corporate .......................................................................................          75          203
         China ...........................................................................................         278          256
     Research and development ............................................................................         477          429
     Sales and marketing .................................................................................         561          592
     General and administrative ..........................................................................         643          470
                                                                                                              ========     ========

         Total operating costs and expenses ..............................................................       2,303        2,220
                                                                                                              ========     ========

Loss from operations .....................................................................................        (685)        (843)

Interest and other income (expense), net .................................................................         (12)          (7)

Interest expense .........................................................................................         (44)         (39)

Minority interest ........................................................................................          --            1
                                                                                                              ========     ========

         Net loss ........................................................................................    $   (741)    $   (888)
                                                                                                              ========     ========

Basic loss per common share ..............................................................................    $  (0.01)    $  (0.01)
                                                                                                              ========     ========

Diluted loss per common share ............................................................................    $  (0.01)    $  (0.01)
                                                                                                              ========     ========

Weighted average common shares outstanding ...............................................................      90,222       83,005
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


                                                                                                          ACCUMULATED
                                                                         ADDITIONAL                          OTHER
                                                           COMMON          PAID IN      ACCUMULATED      COMPREHENSIVE
                                                            STOCK          CAPITAL        DEFICIT             LOSS           TOTAL
                                                         --------       ----------       ----------       -------------    ---------
Balances as of December 31, 2000 ................        $    897        $ 80,656        $(73,043)        $   (203)        $  8,307
                                                         --------        --------        --------         --------         --------
Exercise of options for 683 shares
  of Common Stock ...............................               7             561              --               --              568

Foreign currency translation
  adjustment ....................................              --              --              --                1                1

Net loss ........................................              --              --            (741)              --             (741)
                                                         --------        --------        --------         --------         --------
Balances as of March 31, 2001 ...................        $    904        $ 81,217        $(73,784)        $   (202)        $  8,135
                                                         ========        ========        ========         ========         ========



                             See accompanying notes.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)



                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      ------------------------------
                                                                                                        2001                  2000
                                                                                                      -------               --------
Cash flows from operating activities:
     Net loss ..........................................................................              $  (741)              $  (888)
     Adjustments to reconcile net loss to net cash
     provided by (used) in operating activities:
         Depreciation ..................................................................                   34                    48
         Patent amortization ...........................................................                   94                     1
         Loan discount amortization ....................................................                   17                    19
         Non-cash compensation .........................................................                   17                    21
         Changes in operating assets and liabilities:
            Accounts receivable, net ...................................................                   84                  (673)
            Inventories ................................................................                   31                    46
            Prepaid expenses and other current assets ..................................                 (135)                  (52)
            Other assets ...............................................................                  (20)                   22
            Accounts payable ...........................................................                 (302)                  215
            Accrued compensation .......................................................                   46                   (39)
            Other accrued liabilities ..................................................                    8                  (182)
            Deferred revenue ...........................................................                   (4)                1,016
                                                                                                      -------               --------
         Net cash (used in) operating  activities ......................................                 (871)                 (446)
                                                                                                      -------               --------
Cash flows from investing activity:
     Acquisition of property and equipment .............................................                  (49)                  (14)
                                                                                                      -------               --------
         Net cash used in investing activity ...........................................                  (49)                  (14)
                                                                                                      -------               --------

Cash flows from financing activities:
     Principal payments on short-term debt .............................................                 (120)                  (60)
     Proceeds from acquisition of short term debt ......................................                  181                    --
     Proceeds from exercise of stock options and warrants ..............................                  568                 1,460
     Principal payments on capital lease obligations ...................................                   (2)                   (2)
                                                                                                      -------               --------

         Net cash provided by financing activities .....................................                  627                 1,398
                                                                                                      -------               --------

Effect of exchange rate changes on cash ................................................                    1                     3
                                                                                                      -------               --------
Net increase (decrease) in cash and cash equivalents ...................................                 (292)                  941
Cash and cash equivalents at beginning of period .......................................                2,349                 2,374
                                                                                                      -------               --------
Cash and cash equivalents at end of period .............................................              $ 2,057               $ 3,315
                                                                                                      =======               =======


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

       The Company develops and markets biometric electronic signature verification and natural input software solutions aimed at emerging, fast growth, large potential markets such as e-commerce, corporate security, mobile voice/Internet devices including smartphones/communicators, PDAs, webpads and the Palm OS aftermarket.

      The Company's core software technologies include multilingual handwriting recognition systems (Jot(R)) and the Handwriter Recognition System, referred to as HRS(TM), electronic signature, biometric signature verification, cryptography, electronic ink capture tools (InkTools(TM)), Sign-it(R), iSign(TM) and Sign-On(TM), and operating systems extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input, (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless internet and information devices such as smartphones, electronic organizers ("PDA's") and portable web browsers.

       The Company offers a wide range of multi-platform software products that enable or enhance penbased computing. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". Natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, predictive text entry, and electronic ink capture technologies. Many small handheld devices such as electronic organizers, pagers and smart cellular phones do not have a keyboard. For such devices, handwriting recognition and software keyboards offer viable solutions for performing text entry and editing. CIC's predictive text entry technology simplifies data entry even further by reducing the number of actual letters required to be entered. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, and data compression.

       For the three months ended March 31, 2001, the Company's cash and cash equivalents decreased by $292 from $2,349 at the beginning of the period to $2,057. The decrease is due primarily to cash used in operating activities of $873 and cash used in investing activities of $49. This decrease was offset by $627 provided by financing activities. The $627 provided by financing activities consists primarily of $568 in proceeds from the exercise of stock options by the Company's employees, and net proceeds from short-term debt and capital lease obligations of $59. As of March 31, 2001, the Company's principal source of funds were its cash and cash

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q


1.     INTERIM FINANCIAL STATEMENTS (CONTINUED)
       ----------------------------------------

       equivalents aggregating $2,057. The Company anticipates that it will have adequate capital to fund its planned operations for the near future. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

      The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000.


2.     CASH AND CASH EQUIVALENTS
       -------------------------

      The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                                                                 March 31,                  December 31,
                                                                                    2001                         2000
                                                                                 --------                   ------------

Cash in bank ...........................................................           $1,165                        $1,332
Commercial paper .......................................................              677                           687
Money market ...........................................................              215                           330
                                                                                   ------                        ------
                                                                                   $2,057                        $2,349
                                                                                   ======                        ======

3.     INVENTORIES
       -----------

      Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At March 31, 2001, inventories consisted primarily of finished goods.

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

5.     SHORT-TERM DEBT

       On March 19, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loans bear interest at 5.12% and is due August 19, 2001. The borrowings did not require a compensating balance.



5.     SHORT-TERM DEBT (CONTINUED)
       ---------------------------

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q


       On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions, the aggregate equivalent of $121, denominated in Chinese currency, from a Chinese bank. The loans bore interest at 5.12%. The borrowings did not require a compensating balance. The loans were paid in full in March 2001.

6.     RELATED PARTY TRANSACTION:
       -----------------------------

       A. SHORT-TERM DEBT RELATED PARTY.
          ------------------------------

       On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust (the "Trust"), of which a director and officer of the Company is a trustee, whereby the then existing Bridge Loan made by the Trust of $750 was converted at that time into a long term loan in the amount of $1,500 (the "Loan"). The Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time.. All principal and unpaid interest under the loan is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The Loan can be re-paid in whole at any time or in part at any time without penalty The interest rate at March 31, 2001 was 11.25%.

       On October 20, 1999, in connection with the Loan, the Company issued to the Trust warrants to purchase 300 shares of the Company's common stock. The warrants expire October 20, 2001 and have an exercise price of $1.09 per share. The Company ascribed a value of $179 to these warrants, which will be amortized to the Company's results of operations over the life of the debt. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%.

       On January 20, 2000, the Trust, exercised all 300 warrants issued in connection with the Loan. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued 255 shares of common stock in exchange for the 300 warrants.

       B. During the fourth quarter of 2000 the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net). The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp. At March 31, 2001 the Company recognized $325 of this contract revenue net of related expenses of $48.

7.     REVENUE RECOGNITION
       -------------------

       ONLINE REVENUE - Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

       CORPORATE REVENUE - License and product revenues are recognized when the software met. Royalty revenues are recognized as products are licensed/sold by licensees. Development contracts revenue is generated primarily from non-recurring engineering activities. Revenue is recognized in accordance with the terms of the agreements, generally when collection is probable and related costs have been incurred.

       CHINA REVENUE - Revenue from system integration activities and product sales are recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable.

8.     NET LOSS PER SHARE
       ------------------

       The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. Potential common shares, including stock, stock options and warrants, have been excluded from the calculation of diluted earnings per share for all periods presented as their effect is anti-dilutive.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q

9.     COMPREHENSIVE INCOME
       --------------------

       Total comprehensive income (loss) was as follows:



                                                                           Three Months Ended March 31,
                                                                 --------------------- ------ --------------------
                                                                         2001                        2000
                                                                 ---------------------        --------------------
                  Net loss ..................................        $       (741)                $       (888)
                  Other comprehensive income:
                  Cumulative translation adjustment .........                   1                            2
                                                                 ---------------------        --------------------
                  Total comprehensive loss ..................        $       (740)                $       (886)
                                                                 =====================        ====================

10.    SEGMENT INFORMATION
       -------------------

       The Company's segment information under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"), has been broken down into two segments - handwriting recognition software and systems integration.

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

       The table below presents information about reporting segments for the periods indicated:




                                                             Three Months ended March 31,
                                                    2001                                      2000
                                  ----------------------------------------- -----------------------------------------
                                  Handwriting     Systems                   Handwriting     Systems
                                  Recognition   Integration      Total      Recognition   Integration      Total
                                  ------------- ------------- ------------- ------------- ------------- -------------

           Revenues .............   $   1,223     $     395     $  1,618      $   1,012     $     365     $  1,377
           Loss from Operations .   $    (684)    $      (1)    $   (685)     $    (828)    $     (15)    $   (843)
           Significant change
           in Total assets
           from Year End ........   $      --     $      --     $     --      $      --     $      --     $     --


                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
         -----------------------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         On October 6, 2000, CIC Acquisition Corp., a wholly-owned subsidiary of the Company, acquired certain assets of PenOp Limited and its subsidiary PenOp Inc. for 4.7 million shares of common stock of the Company pursuant to an Asset Purchase Agreement, dated as of September 29, 2000, by and among CIC Acquisition Corp., PenOp Limited and PenOp Inc. At the closing of this transaction, Mr. Philip Sassower and his designees agreed to purchase from PenOp Limited and PenOp Inc., in a private transaction, an aggregate of 1,713,728 shares of common stock received by PenOp Limited and PenOp Inc. in connection with the Acquisition for $3.3 million.

Results of Operations

         Revenues. For the three months ended March 31, 2001, total revenues increased by 18% to $1,618 from $1,377 for the comparable three month period ended March 31, 2000 as discussed below:


                                                                        Three Months Ended
                                                                            March 31,
                                                          -----------------------------------------------
                                                                2001                        2000
                                                          ------------------        ---------------------

              Revenues:
                Online .............................          $       392               $       300
                Corporate ..........................                  479                       713
                   M10 .............................                  352                        --
                China ..............................                  395                       364
                                                          ------------------        ---------------------
              Total revenues .......................          $     1,618               $     1,377
                                                          ==================        =====================

         Online revenues increased $92 or 31% to $392 for the three months ended March 31, 2001 as compared to $300 in the prior year period. This increase was primarily due to an increase in available names used in the Company's direct mail campaign compared to the same period last year.

         Corporate sales, which includes Enterprise and OEM revenues, increased $118 or 17% to $831 for the three months ended March 31, 2001 as compared to $713 in the prior year period. This increase was due primarily to nonrecurring maintenance fees, from M10 (previously PenOp Inc.). During the fourth quarter of 2000, the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million. The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp. During the three months ended March 31, 2001, $352 was recorded as revenue (net). Sales of the Company's software solutions and maintenance contract fees from sources other than M10 increased 15% or $66 to $499 for the three months ended March 31, 2001 compared to $433 in the prior year period. OEM revenues included in corporate sales at March 31, 2001 increased $14 or 8% to $198 from $184 in the prior period. This increase was due to an increase in the amount of royalty revenues recognized from OEMs compared to the prior year. Revenues from development contracts included in corporate sales at March 31, 2001 increased $37 or 39% to $133 from $96 for the prior period due primarily to increases in revenue generating non-recurring engineering ("NRE") projects compared to the same three month period last year. Revenues from development contracts as of March 31, 2001 and 2000, respectively, were primarily attributable to porting of the Company's software to third party products such as smartphones and web browsers.

         China sales increased $31 or 9% to $395 for the three months ended March 31, 2001 as compared to $364 in the prior year period. This increase was due to increased sales activity in 2001 and not related to any one time large sale to a single customer.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q

         Cost of Sales. Cost of sales decreased $107 or 15% to $622 for the three months ended March 31, 2001 as compared to $729 in the prior year period.

         Online cost of sales decreased $1 to $269 for the three months ended March 31, 2001 as compared to $270 in the prior year period. This decrease is due to the elimination in the three months ended March 31, 2001 of mailing costs associated with follow-up mailers sent after initial contact.

         Corporate sales costs decreased $128 or 63% to $75 from $203 in the prior year period. Costs associated with the Company's signature software solutions decreased $131 and was primarily due to $128 in third party hardware costs sold with the Company's corporate signature software solution products, and $3 in amortization of capitalized software costs. Costs of development contract revenues included in corporate sales increased $6 or 10% to $64 in the three months ended March 31, 2001 as compared to $58 in the three month period of the prior year. This increase was due to the increase in NRE projects during the first three months of 2001 as compared to the three month prior year period. OEM costs decreased $2 or 15% to $11 in the three month period ended March 31, 2001 as compared to $13 in the three month period in the prior year. The decrease was due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers.

         China cost of sales increased $22 or 9% to $278 in the three month period ended March 31, 2001 as compared to $256 in the three month period of the prior year. The increase was due to the increase in sales activity in the three month period ended March 31, 2001 as compared to the three month period of the prior year.

         Gross Margin. Gross margin increased $430 or 66% to $1,078 in the three months ended March 31, 2001 as compared to $648 in the prior year period.

         Online gross margin increased $93 or 321% to $123 in the three months ended March 31, 2001 as compared to a gross margin of $30 in the three month period of the prior year. This increase was due to the elimination the follow-up mailers, primarily used to attempt to convert long time users of PDA-s to the Company's more natural input products. Online gross margins were 31% of sales for the three months ended March 31, 2001 compared to 10% in the comparable three month period of the prior year.

         Corporate sales gross margin increased $246 or 48% to $756 in 2001 from $510 in the prior year period. This increase was primarily due to the 17% or $118 increase in Corporate sales related to the non-recurring maintenance fees discussed above and the absence of hardware costs of $128 associated with the sale to Charles Schwab in the comparable three month period of the prior year. Corporate sales gross margin as a percentage of sales was 92% for the three months ended March 31, 2001 compared to 71% for the three month period of the prior year.

         China sales gross margin increased $9 or 8% to $117 in the three months ended March 31, 2001 from $108 in the three month period of the prior year. This increase is primarily due to the 8% increase in sales as discussed above. China gross margin as a percentage of sales remained at 30% for the comparable three month periods in 2001 and 2000, respectively.

         Research and development expenses. Research and development expenses for the three months ended March 31, 2001 increased by $48 or 11% to $477 as compared to $429 in the comparable three month period of the prior year. This increase was due primarily to approximately $160 in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products and continued support for new engineering projects. This increase was offset by decreases of approximately $62 in payroll and related costs including training and facilities costs attributable to reductions in the number of personnel. Other costs including expense transferred to cost of sales and shared engineering costs with the Joint Venture decreased $30 compared to the same period last year. The Company capitalized $20 in software development costs associated with new products and enhancements during the three months ended March 31, 2001. The Company did not capitalize any software development costs in the three months ending March 31, 2000.

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q

         Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2001 decreased $31 or 5% to $561 as compared to $592 in the comparable period of the prior year. Professional services and advertising expenses decreased $52 and $19, respectively. This decrease was due primarily to the one-time cost of development of a media campaign in the prior year aimed at significantly increasing Online sales via CIC's website. Other costs, including travel and recruiting expenses, increased $40 due to the Company's hiring of additional sales and service personnel in the first quarter of 2001.

         General and administrative expenses. General and administrative expenses for the three months ended March 31, 2001 increased $173 or 37% to $643 as compared to $470 in the comparable period of the prior year. This increase was attributable primarily to an increase in patent amortization expense of $93 due to the acquisition of the PenOp intellectual property in the fourth quarter of 2000. Professional services increased $60 due to the reversal in the prior year of accruals for anticipated audit expenses related to the change in the Company's outside accounting firm. Payroll and related costs increased approximately $24 for the three months ended March 31, 2001 due to an increase in personnel. Other costs, including facilities and related costs, increased $21 over the comparable three month period of the prior year. The decrease was due to higher expenses for services provided by third parties. The increase in expenses discussed above were offset by a decrease in investor related expenses of $25 due to the reduction in costs associated with information disseminated via the wire services.

         Interest and other income (expense), net. Interest and other income (expense), net was an expense of $12 for the three months ended March 31, 2001 compared to an expense of $7 in the comparable period of the prior year. Interest income from cash and cash equivalents was $17 compared to $25 in the prior year. The interest income was offset by $12 of credit card processing and other fees compared to $13 in the prior year related to Online sales. In addition, loan discount amortization associated with the Company's long term debt was $17 for the three months ended March 31, 2001 as compared to $19 in the same three month period of the prior year.

         Interest expense increased $5 for the three month period ended March 31, 2001 compared to the comparable prior year period. The increase was due to interest expense related to the increased short-term debt and leased equipment compared to the prior year.

Liquidity and Capital Resources

         At March 31, 2001, cash and cash equivalents totaled $2,057 compared to cash and cash equivalents of $2,349 at December 31, 2000. The decrease was due primarily to cash used in operating activities of $873 and cash used in investing activities of $49. This decrease was offset by cash of $627 provided by financing activities. The $627 provided by financing activities consists primarily of $568 in proceeds from the exercise of stock options by the Company's employees, and net proceeds from short-term debt offset by payments of capital lease obligations of $61 and $2, respectively. Total current assets were $4,278 at March 31, 2001 compared to $4,550 at December 31, 2000.

         As of March 31, 2001, the Company's principal source of liquidity was its cash and cash equivalents of $2,057. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for the near future. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

         Current liabilities, which include deferred revenue, were $2,692 at March 31, 2001. Deferred revenue, totaling $55 at March 31, 2001, primarily reflects advance maintenance fees from the Company's licensees which are generally recognized as revenue by the Company over the term of the maintenance agreement.

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

         On March 19, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loans bear interest at 5.12% and is due August 19, 2001. The borrowings did not require a compensating balance.

         On October 20, 1999, the Company entered into a loan agreement with a charitable remainder annuity trust (the "Trust"), of which a director and officer of the Company is a trustee, whereby the then existing Bridge Loan made by the Trust of $750 was converted at that time into a long term loan in the amount of $1,500 (the "Loan"). The Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The Loan bears interest at the rate of 2% over the prime rate as published by Citibank from time to time. All principal and unpaid interest under the loan is due January 31, 2002. Interest on the principal amount under the 1999 Loan is payable quarterly. The Loan can be re-paid in whole at any time or in part at any time without penalty The interest rate at March 31, 2001 was 11.25%.

         On October 20, 1999, in connection with the Loan the Company issued to the Trust warrants to purchase 300 shares of the Company's common stock. The warrants expire October 20, 2001 and have an exercise price of $1.09 per share. The Company ascribed a value of $179 to these warrants, which will be amortized to the Company's results of operations over the life of the debt. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%.

         On January 20, 2000, the Trust, exercised all 300 warrants issued in connection with the Loan. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued 255 shares of common stock in exchange for the 300 warrants.

         On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions, the aggregate equivalent of $121, denominated in Chinese currency, from a Chinese bank. The loans bore interest at 5.12%. The borrowings did not require a compensating balance. The loans were paid in full in March 2001.

         The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $431 excluding sub-lease income for the years ending December 31, 2001. The Company's rent expense is expected to be reduced by approximately $80 in 2001 in connection with the subleases on excess office space in the United States.

         Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following:

         o Technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of products;

         o Economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business;

         o The Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q



         o General economic and business conditions and the availability of sufficient financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Interest Rate Risk

         The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities.

Foreign Currency Risk

         From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

Future Results and Stock Price Risk

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

Part II -- Other Information

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Change in Securities
         --------------------

         During the three months ended March 31, 2001, the Company granted stock options to nine employees as follows:




  Grantees                    Date            Options         Price          Period              Date
  -------------------------------------------------------------------------------------------------------------

    1 Employee          January 16, 2001        200         $   1.687    Quarterly over     January 16, 11
                                                                           three years
    2 Employees         February 8, 2001        160         $   1.718    Quarterly over     February 8, 11
                                                                           three years
    4 Employees         February 26, 2001       124         $   1.218    Quarterly over     February 26, 11
                                                                           three years
    2 Employees          March 12, 2001         165         $   1.094    Quarterly over      March 12, 11
                                                                           three years
  -------------------------------------------------------------------------------------------------------------

                     COMMUNICATION INTELLIGENCE CORPORATION
                                 AND SUBSIDIARY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    FORM 10-Q


Item 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Company held a Special Meeting of Stockholders on January 24, 2001. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 82,729 shares or 92% of the eligible outstanding Common Stock of the Company. One proposal was voted upon by the stockholders. The proposal and the voting results follow:

PROPOSAL 1

         To amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000 to 125,000. The number of votes for, against and abstaining on this proposal was as follows:


                                                                                         Broker
                                                                          ------------------------------------
                       For               Against            Abstain           Non-votes             Abstain
                    ----------         -----------         ---------        -------------         ------------
All Classes           79,576              2,909               243                None                 None


Item 5.  OTHER INFORMATION
         -----------------

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits

         None

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





                                      COMMUNICATION INTELLIGENCE CORPORATION
                                    -------------------------------------------
                                                  Registrant



       May 11, 2001                          /s/ Guido DiGregorio
-----------------------------        -------------------------------------------
          Date                                   Guido DiGregorio
                                   (Principal Financial Officer and Officer Duly
                                 Authorized to Sign on Behalf of the Registrant)