Form 10-Q
period 2001-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2001-08-10
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


   X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2001
                                                  -------------


                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------                     THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                     94-2790442
     --------------------------------             ----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


         275 Shoreline Drive, Suite 500, Redwood Shores, CA 94065-1413
         -------------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888
                                                     ------------------

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

        Number of shares outstanding of the issuer's Common Stock, as of August 6, 2001: 90,721,024.

                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements                                          Page No.
          --------------------                                          --------

  Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and
     December 31, 2000......................................................3

  Condensed Consolidated Statements of Operations for the Three
     and Six-Month Periods Ended June 30, 2001 and 2000 (unaudited).........4

  Condensed Consolidated Statements of Changes in Stockholders'
      Equity for the Three and Six-Month Periods Ended
      June 30, 2001 and 2000 (unaudited)....................................5

  Condensed Consolidated Statements of Cash Flows for the Three and
      Six-Month Periods Ended June 30, 2001 and 2000 (unaudited)............6

   Notes to Unaudited Condensed Consolidated Financial Statements...........7


 Item 2.  Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
           Results of Operations...........................................12
           ---------------------

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......17
          ----------------------------------------------------------

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings................................................17
          -----------------

 Item 2.  Change in Securities.............................................17
          --------------------

 Item 3.  Defaults Upon Senior Securities..................................18
          -------------------------------

 Item 4.  Submission of Matters to a Vote of Security Holders..............18
          ---------------------------------------------------

 Item 5.  Other Information................................................19
          -----------------

 Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)      Exhibits..............................................19

            (b)      Reports on Form 8-K...................................19

         Signatures........................................................20

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                 June 30,        December 31,
                                                   2001             2000
                                               ------------     -------------
                                                                  Unaudited
Assets
Current assets:
     Cash and cash equivalents.............     $   3,618         $   2,349
     Accounts receivable, net,
     includes $250 at 12/31/00 from
     M10 (previously PenOp Inc.)...........         1,555             1,760
     Inventories...........................            85               171
     Prepaid expenses and other
      current assets.......................           244               270
                                                 ----------       -----------
         Total current assets..............         5,502             4,550

Note receivable from officer...............             -                46
Property and equipment, net................           239               262
Patents and trademarks.....................         6,027             6,234
Other assets...............................           226               210
                                                 ----------       -----------

         Total assets......................      $ 11,994         $  11,302
                                                 ==========       ===========

Liabilities and Stockholders'
     equity Current liabilities:
     Short-term debt.......................      $    181         $     120
     Accounts payable......................           387               679
     Accrued compensation..................           261               263
     Other accrued liabilities.............           215               318
     Deferred revenue......................           130                61
                                                 ----------       -----------
         Total current liabilities.........         1,174             1,441

Long-term debt - related party.............         3,000             1,427

Minority interest..........................           129               127

Commitments

Stockholders' equity:
     Common stock..........................           907               897
     Additional paid-in capital............        81,462            80,656
     Accumulated deficit...................       (74,477)          (73,043)
     Cumulative translation adjustment.....          (201)             (203)
                                                 ----------       -----------
         Total stockholders' equity........         7,691             8,307
                                                 ----------       -----------

         Total liabilities and stockholders'
          equity...........................      $ 11,994          $ 11,302
                                                 ==========       ===========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                           ------------------- -----------------
                                              2001     2000      2001     2000
                                           --------  --------  -------- --------
Revenues:
 Online................................... $   348  $   430   $   740  $   729
 Corporate................................   1,183      449     1,662    1,162
  Nonrecurring maintenance
  fees (net) - M10(previously PenOp Inc.)..      -        -       352        -
 China    .................................    372      371       767      736
                                            -------  -------   -------  -------

        Total revenues.....................  1,903    1,250     3,521    2,627

Operating costs and expenses:
 Cost of sales:
     Online................................    306      400       575      671
     Corporate.............................    157      138       232      340
     China ................................    239      270       517      526
  Research and development.................    494      388       971      817
  Sales and marketing  ....................    573      588     1,134    1,180
  General and administrative  .............    736      571     1,379    1,041
                                            ------   ------    ------   ------

       Total operating costs and expenses     2,505    2,355     4,808    4,575
                                             ------   ------    ------   ------

Loss from operations  .....................    (602)  (1,105)   (1,287)  (1,948)

Interest and other income
  (expense), net  .........................       9       33        14       46

Interest expense  .........................     (98)     (55)     (159)    (114)

Minority interest  ........................      (2)       -        (2)       1
                                             -------  -------   -------  -------
         Net loss  ........................    (693)  (1,127)   (1,434)  (2,015)
                                             =======  =======   =======  =======

Basic loss per common share  ..............  $(0.01)  $(0.01)   $(0.02)  $(0.02)
                                             =======  =======   =======  =======

Diluted loss per common share  ............  $(0.01)  $(0.01)   $(0.02)  $(0.02)
                                             =======  =======   =======  =======
Weighted average common
     shares outstanding  ..................  90,542   84,370    90,384   83,684
                                             =======  =======   =======  =======

                             See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)


                                                             Accumulated
                                        Additional              Other
                                Common    Paid-In     Accum. Comprehensive
                                 Stock    Capital    Deficit  Gain (Loss)  Total

Balances as
of December 31, 2000............ $ 897   $ 80,656   $(73,043)  $ (203)  $ 8,307
                                 -----------------------------------------------

Exercise of options
for 683 shares
of Common Stock.................     7        561          -        -       568

Foreign currency translation
  adjustment....................     -          -          -        1         1

Net loss........................     -          -       (741)       -      (741)
                                 -----------------------------------------------

Balances as of March 31, 2001... $ 904   $ 81,217    $(73,784)  $(202)  $ 8,135
                                 ===============================================

Exercise of options for 331 shares
  of Common Stock...............     3        245           -       -       248

Foreign currency translation
  adjustment....................     -          -           -       1         1

Net loss........................     -          -        (693)      -      (693)
                                 -----------------------------------------------

Balances as of June 30, 2001.... $ 907   $ 81,462    $(74,477)  $(201)  $  7,691
                                 ===============================================

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         ----------   ---------
                                                            2001         2000
                                                         ----------   ---------

Cash flows from operating activities:
 Net loss.................................................$(1,434)     $(2,015)
 Adjustments to reconcile net loss to net cash
 provided by (used) in operating activities:
   Depreciation...........................................     75           96
   Patent amortization....................................    208            5
   Loan discount amortization.............................     74           32
   Non-cash compensation..................................     46           40
   Changes in operating assets and liabilities:
      Accounts receivable, net............................    205          653
      Inventories.........................................     86          (36)
      Prepaid expenses and other current assets...........     26          (70)
      Other assets........................................    (16)          69
      Accounts payable....................................   (292)         127
      Accrued compensation................................     (2)          (5)
      Other accrued liabilities...........................    (99)        (225)
      Deferred revenue....................................     69        1,078
                                                           -------      -------

   Net cash used in operating  activities................. (1,054)        (251)
                                                           -------      -------

Cash flows from investing activity:
  Acquisition of property and equipment...................    (50)         (43)
                                                           -------      -------

     Net cash used in investing activity..................    (50)         (43)
                                                           -------      -------

Cash flows from financing activities:
    Principal payments on short-term debt................. (1,620)         (60)
    Principal payments on capital lease obligations.......     (4)          (4)
    Proceeds from acquisition of short term debt..........    181            -
    Proceeds from exercise of stock options and warrants..    816        1,617
    Proceeds from acquisition of long-term debt...........  3,000            -
                                                           -------      -------

       Net cash provided by financing activities..........  2,373        1,553
                                                           -------      -------

Effect of exchange rate changes on cash...................      -            -
                                                           -------      -------

Net increase in cash and cash equivalents.................  1,269        1,259
Cash and cash equivalents at beginning of period..........  2,349        2,374
                                                           -------      -------

Cash and cash equivalents at end of period................$ 3,618     $  3,633
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

     The Company's core software technologies include multilingual handwriting recognition systems (Jot(R)) and the Handwriter Recognition System, referred to as HRS(TM), electronic signature, biometric signature verification, cryptography, electronic ink capture tools (InkTools(TM)), Sign-it(R), iSign(TM) and Sign-On(TM), and operating systems extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless internet and information devices such as smartphones, electronic organizers ("PDA's") and portable web browsers.

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

     For the six months ended June 30, 2001, the Company's cash and cash equivalents increased by $1,269 from $2,349 at the beginning of the period to $3,618. The increase is due primarily to $2,373 provided by financing activities. This increase was partially offset by cash used in operating activities of $1,054 and cash used in investing activities of $50. The $2,373 provided by financing activities consists primarily of $816 in proceeds from the exercise of stock options by certain of the Company's employees, net proceeds from short-term debt acquired by the Company's Joint Venture of $61, and $3,000 of long-term debt incurred by the Company.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     These proceeds from investing activities were offset by the payment of $1,500 in short-term debt from the proceeds of the new $3,000 long-term loan, the repayment of $120 of short term loans by the Company's Joint Venture and capital lease obligations of $4. As of June 30, 2001, the Company's principal source of funds were its cash and cash equivalents aggregating $3,618. The Company anticipates that it will have adequate capital to fund its planned operations for the foreseeable future. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

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

       Cash and cash equivalents consist of the following:

                                          June 30,              December 31,
                                            2001                    2000
                                   ---------------------    -------------------

         Cash in bank                $      2,719             $      1,332
         Commercial paper                     684                      687
         Money market                         215                      330
                                    ---------------------   -------------------
                                     $      3,618             $      2,349
                                    =====================   ===================

3.   Inventories
     ------------

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At June 30, 2001, inventories consisted primarily of finished goods.

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

5.   Short-term debt
     ---------------
     On March 19, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.12% and is due August 19, 2001.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q


5.   Short-term debt (continued)
     ---------------------------

     On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions, the aggregate equivalent of $121, denominated in Chinese currency, from a Chinese bank. The loans bore interest at 5.12%. The borrowings did not require a compensating balance. The loans were paid in full in March 2001.

6.   Related Party Transactions:
     --------------------------

     A. Long-term debt related party
     ------------------------------

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which a director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes.

     The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank from time to time, which amounts to 8.75% at June 30, 2001, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

     In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective.

     B. Transactions with PenOp
        -----------------------

     During the six months ended June 30, 2001, the Company recognized $325 in nonrecurring maintenance fees net of expenses of $48. The Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net) in the fourth quarter of 2000. The Company previously entered into a separate transaction to acquire the intellectual property rights from PenOp.

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


7.   Revenue recognition (continued)
     -------------------------------

     Corporate Revenue - License and product revenues are recognized when the software has been delivered and when all significant obligations have been met in accordance with the American Institute of Certified Public Accountants Statement of Position Number 97-2, "Software Revenue Recognition" and the Securities and Exchange Commission Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements". Royalty revenues are recognized as products are licensed/sold by licensees. Development contracts revenue is generated primarily from non-recurring engineering activities. Revenue is recognized in accordance with the terms of the agreements, generally when collection is probable and related costs have been incurred.

     China Revenue - Revenue from system integration activities and product sales are recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable.

8.   Net loss per share
     ------------------

     The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. For the three and six months ended June 30, 2001, potential common shares excluded from the calculation of diluted earnings per share as their effect is anti-dilutive, include 7,168,070 stock options and 469,833 warrants. Potential common shares excluded from the calculation for the three and six months ended June 30, 2000 include 8,818,152 stock options and 469,833 warrants.

9.   Comprehensive income

      Total comprehensive income (loss) was as follows:

                                                  Six Months Ended June 30,
                                             ----------------------------------
                                                  2001                 2000
                                             -------------        -------------

          Net loss                           $     (1,434)        $     (2,015)
          Other comprehensive income:
          Cumulative translation adjustment             2                    4
                                             -------------        -------------
          Total comprehensive loss           $     (1,432)        $     (2,011)
                                             =============        =============


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


10.  Segment Information (continued)
     -------------------------------

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

       The table below presents information about reporting segments for the periods indicated:

                                  Six Months ended June 30,
                  -------------------------------------------------------------
                                 2001                         2000
                  ------------------------------- -----------------------------
                   Handwriting  Systems           Handwriting  Systems
                   Recognition Integration  Total Recognition Integration Total
                   ----------- -----------  ----- ----------- ----------- -----

   Revenues          $ 2,912    $  609    $ 3,521    $ 1,891    $ 736   $ 2,627

   Loss from
   Operations       $(1,236)    $  (51)   $(1,287)   $(1,942)   $  (6)  $(1,948)

   Significant change
   in   Total assets
   from Year End     $    -     $    -    $     -   $     -     $   -   $     -

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ------------------------------------------------------------

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

     On October 6, 2000, CIC Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Corp."), acquired certain assets of PenOp Limited and its subsidiary PenOp Inc. for 4.7 million shares of common stock of the Company pursuant to an Asset Purchase Agreement, dated as of September 29, 2000, by and among Acquisition Corp., PenOp Limited and PenOp Inc. At the closing of this transaction, Mr. Philip Sassower, the Company's Chairman of the Board, and his designees agreed to purchase from PenOp Limited and PenOp Inc., in a private transaction, an aggregate of 1,713,728 shares of common stock received by PenOp Limited and PenOp Inc. in connection with the Acquisition for $3,300.

Results of Operations
---------------------

     Revenues. For the three and six months ended June 30, 2001, total revenues increased $653 and $894, respectively, or 52% and 34%, respectively, to $1,903 and $3,521 from $1,250 and $2,627, respectively, for the comparable three and six month periods ended June 30, 2000 as discussed below:

                                   Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                    ----------------       -------------------

                                     2001      2000         2001        2000
                                    ------    ------       -------    --------

Revenues:
 Online                              $  348    $  430        $   740    $   729
 Corporate                            1,183       449          1,662      1,162
  Nonrecurring maintenance
  fees (net) - M10 (previously PenOp)     -         -            352          -
 China                                  372       371            767        736
                                    -------    ------       --------   --------

           Total revenues            $1,903    $1,250        $ 3,521    $ 2,627
                                    =======   =======       ========   ========

     Online revenues decreased $82 or 19% to $348 for the three months ended June 30, 2001 as compared to $430 in the prior year period. This decrease was primarily due to a less than anticipated close rate on the available names used in the Company's direct mail campaign compared to the same period last year. For the six months ended June 30, 2001, Online revenues increased $11 or 2% to $740 from $729 in the same six month period last year. This increase is due to an increase in available names used in the Company's direct mail campaign compared to the same six month period in the prior year.

Corporate sales, which includes Enterprise sales, OEM and Development contract revenues, increased for the three and six month periods ended June 30, 2001, $734 and $500, respectively, or 164% and 43%, respectively to $1,183 and $1,662, respectively, from $449 and $1,162, respectively, as compared to the same prior year periods. Enterprise sales and maintenance contract fees from sources other than M10 increased $465 or 196% to $703 for the three months ended June 30, 2001 compared to $238 in the same prior year period. This increase is primarily due to a sale to a major insurance company (Prudential Insurance Company of America). For the six months ended June 30, 2001, enterprise sales increased 27% or $180 to $850 from $670 in the same prior year period. The six month increase is primarily due to the reasons mentioned above. OEM and license revenues included in corporate sales increased $282 and $296, respectively, or 182% and 87%, respectively, to $437 and $635, respectively, for the three and six month periods ended June 30, 2001 compared to $155 and $339, respectively,

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

for the comparable prior year periods. This increase was due primarily to license fees paid by a hardware manufacturer , and to an increase in the amount of royalty revenues recognized from OEMs compared to the prior year periods. Revenues from development contracts decreased $13 or 22% to $44 from $57 for the three months ended June 30, 2001 compared to the same prior year period. The decrease is due primarily to decreases in revenue generating non-recurring engineering ("NRE") projects compared to the same three month period last year. For the six months ended June 30, 2001, revenues from development contracts increased 16% or $24 to $176 from $152 in the same prior year period. This increase was primarily due to the increase in NRE activities during the first quarter of 2001 compared to the prior year. NRE activities for the three and six months ended June 30, 2001 and 2000, respectively, were primarily attributable to porting of the Company's software to third party products such as PDA's, smartphones and web browsers.

     During the six months ended June 30, 2001, the Company recognized $325 in nonrecurring maintenance fees net of expenses of $48. The Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net) in the fourth quarter of 2000. The Company previously entered into a separate transaction to acquire the intellectual property rights from PenOp.

     China sales for the three months ended June 30, 2001 increased $1 to $372 from $371 in the same prior year period. For the six months ended June 30, 2001 China revenues increased 4% or $31 to $767 from $736 in the same prior year period. This increase was due to increased sales activity in 2001 and not related to any one time large sale to a single customer.

     Cost of Sales. Cost of sales decreased for the three and six months ended June 30, 2001 $106 and $213, respectively, or 13% and 14%, respectively, to $702 and $1,324, respectively compared to $808 and $1,537, respectively, in the same prior year periods.

     Online cost of sales for the three and six months ended June 30, 2001 decreased $94 and $96, respectively, or 24% and 14%, respectively, to $306 and $575, respectively, compared to $400 and $671, respectively, in the same prior year periods. This decrease is due to the elimination of mailing costs associated with follow-up mailers sent after initial contact with the potential customer via direct mail.

     Corporate sales costs for the three months ended June 30, 2001 increased $19 or 14% to $157 from $138 in the same prior year period. For the six months ended June 30, 2001, corporate cost of sales decreased $108 or 32% to $232 compared to $340 in the same prior year period. Enterprise cost of sales increased $119 or 1,101% to $129 for the three months ended June 30, 2001 from $11 in the comparable prior year period. The increase in was due to third party hardware costs sold with the Company's corporate signature software solution products, and amortization of capitalized software costs. For the six months ended June 30, 2001, enterprise cost of sales declined $13 or 9% to $130 compared to $143 in the comparable prior year period. The decrease was due to sales requiring fewer third party hardware devices. OEM and licensing costs for the three and six month periods ended June 30, 2001 decreased $1 and $3, respectively, or 6% and 10%, respectively, to $13 and $24, respectively, from $14 and $27, respectively, in the prior year periods. The decrease was due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers. Costs of development contract revenues decreased $99 and $92, respectively, or 88% and 55%, respectively, to $14 and $79, respectively, from $113 and $171, respectively, in the same prior year periods. This decrease was due to the decrease in NRE projects during the three and six months ended June 30, 2001 as compared to the same prior year periods.

     China  cost of sales for the  three  and six  months  ended  June 30,  2001 decreased $31 and $9, respectively, or 11% and 2% to $239 and $517, respectively, compared to $270 and $526, respectively, in the same prior year periods. The decrease was due to a reduction in system integration sales and an increase in higher margin sales of the Company's software products.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

     Gross Margin. Gross margin for the three and six months ended June 30, 2001 increased $780 and $1,108, respectively, or 172% and 102%, respectively, to $1,202 and $2,197, respectively, from $422 and $1,089, respectively, in the same prior year periods.

     Online gross margin for the three and six months ended June 30, 2001 increased $12 and $106, respectively, or 45% and 184%, respectively, to $42 and $164, respectively, from $30 and $58, respectively, in the same prior year periods. This increase was due to the elimination of the follow-up mailers, primarily used to attempt to convert long time users of PDA's to the Company's products. Online gross margins were 11% and 22%, respectively, of sales for the three and six months ended June 30, 2001 compared to 7% and 8%, respectively, in the same prior year periods.

     Corporate sales gross margin for the three and six months ended June 30, 2001 increased $715 and $608, respectively, or 229% and 74%, respectively, to $1,027 and $1,430, respectively, compared to $312 and $822, respectively, in the same prior year periods. This increase was primarily due to the increase in Corporate sales. Corporate sales gross margin as a percentage of sales was 87% and 86% for the three and six month periods ended June 30, 2001 compared to 69% and 70% for the same three and six month periods of the prior year.

     China sales gross margin for the three and six month periods ended June 30, 2001 increased $32 and $40, respectively, or 31% and 19%, respectively, to $133 and $250, respectively, from $101 and $210, respectively, in the same prior year periods. This increase is due to the increase in sales, and change in the sales mix from system integration sales to software sales as. China gross margin as a percentage of sales increased to 35% and 32% for the three and six months ended June 30, 2001 compared to 27% and 29%, respectively, for the comparable three and six month periods in the prior year periods.

     Research and development expenses. Research and development expenses for the three and six months ended June 30, 2001 increased by $106 and $154, respectively, to $494 and $971, respectively, as compared to $388 and $817, respectively, in the comparable three and six month periods of the prior year. These increases were due primarily to approximately $44 and $184, respectively, in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products and continued support for new engineering projects. This increase was offset by decreases of approximately $34 and $54, respectively, in payroll and related costs including training and facilities costs attributable to reductions in the number of personnel. Other costs including expense transferred to cost of sales and shared engineering costs with the Joint Venture decreased $96 and $44, respectively, compared to the same periods last year. The Company capitalized $20 in software development costs associated with new products and enhancements during the six months ended June 30, 2001. The Company did not capitalize any software development costs in the six month period ending June 30, 2000.

     Sales and marketing expenses. Sales and marketing expenses for the three and six months ended June 30, 2001 decreased $15 and $46, respectively, to $573 and $1,134, respectively, as compared to $588 and $1,180, respectively, in the comparable periods of the prior year. Professional services and advertising expenses increased $8 to $100 from $92 for the three month ended June 30, 2001 as compared with the same period last year. For the six month period ended June 30, 2001, professional services and advertising fees decreased $64 to $217 from $281 as compared with the same period last year. This decrease was due primarily to the one-time cost of development of a media campaign in the prior year aimed at significantly increasing Online sales via CIC's website. Other costs, including salaries and related expenses and travel and recruiting expenses, decreased $23 for the three months ended June 30, 2001 compared to the same period in the prior year. For the six months ended June 30, 2001 other costs, including salaries and related expenses and travel and recruiting expenses increased $18 as compared to the same six month period last year.

     General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2001 increased $165 and $338 to $736 and $1,379, respectively, from $571 and $1,041, respectively, in the comparable period of the prior year. This increase was attributable primarily to an increase in patent amortization expense of $112 and $206, respectively, due to the acquision of the PenOp intellectual property in the fourth quarter of 2000.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Professional services increased $68 and $128, respectively, due to the reversal in the prior year of expenses accrued in 1999 in connection with anticipated audit expenses related to the change in the Company's outside accounting firm. Payroll and related costs increased approximately $11 and $31, respectively, due to an increase in personnel. Other costs, including facilities and related costs, decreased $26 and $27, respectively, over the comparable three and six month periods of the prior year. The decrease in expenses discussed above were due primarily to a decrease in investor related expenses as a result of the reduction in costs associated with information disseminated via the wire services.

     Interest and other income (expense), net. Interest and other income (expense), net for the three and six months ended June 30, 2001 decreased $24 and $32, respectively, to $9 and $14, respectively, compared to $33 and $46, respectively, in the comparable periods of the prior year. Interest income from cash and cash equivalents decreased $28 and $36, respectively, to $17 and $34 for the three and six months ended June 30, 2001, compared to $44 and $70 in the same periods of the prior year. This decrease was due to lower cash balances during the three and six month periods ended June 30, 2001. The interest income was offset by $8 and $20, respectively, of credit card processing and other fees compared to $12 and $24, respectively, in the same period of the prior year related to Online sales.

     Interest expense. Interest expense increased $43 and $45, respectively, to $98 and $159 for the three and six month periods ended June 30, 2001 compared to $55 and $114, respectively, in the same prior year periods. The increase was due to the write off of the loan discount as a result of the settlement of the $1,500 note in June 2001. Interest expense decreased $3 and $4, respectively, to $17 and $91, respectively, for the three and six months ended June 30, 2001, compared to $55 and $95, respectively, in the same prior year periods. This decrease was due to lower interest rates compared to last year.


Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, cash and cash equivalents totaled $3,618 compared to cash and cash equivalents of $2,349 at December 31, 2000. The increase is due primarily to $2,373 provided by financing activities. This increase was partially offset by cash used in operating activities of $1,054 and cash used in investing activities of $50. The $2,373 provided by financing activities consists primarily of $816 in proceeds from the exercise of stock options by certain of the Company's employees, net proceeds from short-term debt acquired by the Company's Joint Venture of $61 and $3,000 of long-term debt incurred by the Company in June 2001. The proceeds from investing activities were offset by the payment of $1,500 in short-term debt from the proceeds of the new $3,000 long-term loan, the repayment of $120 of short term loans by the Company's Joint Venture and capital lease obligations of $4. Total current assets were $5,502 at June 30, 2001 compared to $4,550 at December 31, 2000.

     As of June 30, 2001, the Company's principal source of liquidity was its cash and cash equivalents of $3,618. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for the foreseeable future. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

     Current liabilities, which include deferred revenues, were $1,174 at June 30, 2001. Deferred revenues, totaling $130 at June 30, 2001, primarily reflects advance payments and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company over the term of the maintenance agreement.

     The Company currently owns 90% of a joint venture with the Information Industry Bureau, a provincial agency of the People's Republic of China (the "Agency"). The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

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

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which a director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank from time to time, which amounts to 8.75% at June 30, 2001, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

     In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective.

     The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $487, excluding sub-lease income for the years ending December 31, 2001. The Company's rent expense is expected to be reduced by approximately $24 in 2001 in connection with the subleases on excess office space in the United States.

Forward Looking Statements
--------------------------

     Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following:

o Technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of products;

o Economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business;

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Forward Looking Statements (continued)
--------------------------------------

o The Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

o General economic and business conditions and the availability of sufficient financing.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
------------------

         The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company has not entered into any short-term security investments during the three months ended June 30, 2001.

Foreign Currency Risk
---------------------

         From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

Future Results and Stock Price Risk
-----------------------------------

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

Part II-Other Information
-------------------------

Item 1.  Legal Proceedings
         -----------------
         None

Item 2.  Change in Securities
         --------------------

         During the three months ended June 30, 2001, the Company granted stock options to employees and directors as follows:

  ------------------------------------------------------------------------------
                Grant       Number of     Option      Vesting       Expiration
  Grantees      Date         Options      Price       Period           Date
  ------------------------------------------------------------------------------

  3 Directors May 11, 2001   65,505       $1.11    Quarterly over  May 11, 2012
                                                     three years
  ------------------------------------------------------------------------------

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Item 2.  Change in Securities (continued)
         --------------------------------

  ------------------------------------------------------------------------------
               Grant        Number of    Option       Vesting       Expiration
  Grantees     Date         Options      Price        Period           Date
  ------------------------------------------------------------------------------

 17 Employees May 11, 2001   184,490       $1.11    Quarterly over  May 11, 2012
                                                     three years
  1 Director  June 11, 2001   15,000       $1.06    Quarterly over June 11, 2012
                                                     three years
  3 Directors June 18, 2001   75,000       $1.01     Immediately   June 18, 2012
  ------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on June 18, 2001. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 83,468 shares or 92% of the eligible outstanding Common Stock of the Company. Three proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1
----------

     Each of the five persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                           Broker
                                               -------------------------------
   Name                For         Withheld      Non-votes         Abstain
 ---------------- -------------  ------------- ---------------  --------------

 Guido DiGregorio     82,848          619           None              None
 Louis Panetta        82,779          688           None              None
 Philip Sassower      82,306        1,162           None              None
 Jeffrey Steiner      82,269        1,199           None              None
 C. B. Sung           82,867          601           None              None

Proposal 2
----------

     To ratify the appointment of Stonefield Josephson, Inc. as independent accountants of the Company for the fiscal year ending December 31, 2001. The number of votes for, against and abstaining on this proposal was as follows:

                                                              Broker
                                                      -------------------------
                  For         Against      Abstain     Non-votes     Abstain
               ----------   ----------   -----------  ----------- -------------


All Classes      82,001        1,282         186          None         None

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Proposal 3
----------

     To ratify the amendment to the Company's 1999 Stock Option Plan increasing the number of shares of the Company's common stock available for grants of stock options under the plan. The number of votes for, against and abstaining on this proposal was as follows:

                                                                Broker
                                                      --------------------------
                 For         Against       Abstain      Non-votes      Abstain
            -----------  --------------   ---------   ------------   -----------


All Classes    78,021         5,010          437           None         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         None

(b)      Reports on Form 8-K

     Current Report on Form 8-K dated May 3, 2001, with respect to the Company's unaudited financial results for the three months ended March 31, 2001.

     Current Report on Form 8-K dated June 22, 2001, with respect to the new $3,000 refinancing with a charitable remainder annuity trust.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      COMMUNICATION INTELLIGENCE CORPORATION
                                  ----------------------------------------------
                                                  Registrant



    August 6, 2001                           /s/ Marjorie L. Bailey
----------------------------      ---------------------------------------------
         Date                                   Marjorie L. Bailey
                                  (Principal Financial Officer and Officer Duly
                                   thorized to Sign on Behalf of the Registrant)