Form 10-Q
period 2001-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2001-11-07
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                              94-2790442
        ----------------------------            -------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


         275 Shoreline Drive, Suite 500, Redwood Shores, CA 94065-1413
         -------------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (650) 802-7888
                                                     ---------------

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

Number of shares outstanding of the issuer's Common Stock, as of November 7, 2001: 90,734,016.

                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements                                          Page No.

  Condensed Consolidated Balance Sheets at September 30, 2001
  (unaudited) and  December 31, 2000........................................3

  Condensed Consolidated Statements of Operations for the Three and
  Nine-Month Periods Ended September 30, 2001 and 2000 (unaudited)..........4

  Condensed Consolidated Statements of Changes in Stockholders'
  Equity for the Three and Nine-Month Periods Ended September 30, 2001
  and 2000 (unaudited)......................................................5

  Condensed Consolidated Statements of Cash Flows for the
  Nine-Month Period Ended September 30, 2001 and 2000 (unaudited)...........6

  Notes to Unaudited Condensed Consolidated Financial Statements............7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................12
           --------------------------
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......17
           ----------------------------------------------------------
PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................18
           -----------------
  Item 2.  Change in Securities............................................18
           --------------------
  Item 3.  Defaults Upon Senior Securities.................................18
           -------------------------------
  Item 4.  Submission of Matters to a Vote of Security Holders.............18
           ---------------------------------------------------
  Item 5.  Other Information...............................................18
           -----------------
  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Exhibits....................................................18

           (b) Reports on Form 8-K.........................................18

  Signatures...............................................................19

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  ------------
                                                       Unaudited
Assets
Current assets:
     Cash and cash equivalents........................ $  3,053      $  2,349
     Accounts receivable, net, includes $250
     at 12/31/00 from M10 (previously PenOp Inc.).....      743         1,760
     Inventories......................................      215           171
     Prepaid expenses and other current assets........      246           270
                                                       --------     ---------
         Total current assets.........................    4,257         4,550

Note receivable from officer..........................        -            46
Property and equipment, net...........................      202           262
Patents and trademarks................................    5,913         6,234
Other assets..........................................      222           210
                                                       --------     ---------

         Total assets................................. $ 10,594      $ 11,302
                                                       ========     =========

Liabilities and Stockholders' equity Current liabilities:
     Short-term debt.................................. $    181      $    120
     Accounts payable.................................      138           679
     Accrued compensation.............................      220           263
     Other accrued liabilities........................      307           318
     Deferred revenue.................................      152            61
                                                       ---------     ---------
         Total current liabilities....................      998         1,441

Long-term debt - related party........................    3,000         1,427

Minority interest.....................................      130           127

Commitments

Stockholders' equity:
     Common stock.....................................      907           897
     Additional paid-in capital.......................   81,463        80,656
     Accumulated deficit..............................  (75,706)      (73,043)
     Cumulative translation adjustment................     (198)         (203)
                                                       ---------     ---------
         Total stockholders' equity...................    6,466         8,307
                                                       ---------     ---------

         Total liabilities and stockholders' equity... $ 10,594      $ 11,302
                                                       =========     =========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  ------------------
                                             2001      2000      2001     2000
                                          --------   -------- --------  --------
Revenues:
     Online..............................  $  237   $  297     $  977  $ 1,026
     Corporate...........................     222    1,469      1,884    2,631
      Nonrecurring maintenance
      fees (net)- M10 (previously
      PenOp Inc.)........................       -        -        352        -
     China    ...........................     456      580      1,223    1,316
                                           -------  -------     ------- -------

         Total revenues..................     915    2,346      4,436    4,973

Operating costs and expenses:
     Cost of sales:
        Online...........................     132      226        707      897
        Corporate........................      12       38        244      378
        China ...........................     312      433        829      959
     Research and development............     428      399      1,399    1,216
     Sales and marketing  ...............     470      537      1,604    1,717
     General and administrative  ........     728      548      2,107    1,589
                                           -------  -------    -------  -------

       Total operating costs and expenses   2,082    2,181      6,890    6,756
                                           -------  -------    -------  -------

Income (Loss) from operations  ..........  (1,167)     165     (2,454)  (1,783)

Interest and other income
  (expense), net  .......................       5       20         19       66

Interest expense  .......................     (66)     (78)      (225)    (192)

Minority interest  ......................      (1)      (1)        (3)       -
                                           -------  -------     -------  ------

         Net income (loss)  .............  (1,229)     106     (2,663)  (1,909)
                                           =======  =======    =======  =======
Basic and diluted income (loss)
per common share  .......................  $(0.01)  $ 0.00     $(0.03)  $(0.02)
                                           =======  =======    =======  =======
Weighted average common
     shares outstanding  ................  90,715   84,538     90,495   83,970
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


                                                               Accum
                                          Additional           Other
                                   Common   Paid-In    Accum  Comprehen
                                   Stock    Capital   Deficit Gain(Loss) Total
                                   ------ ----------  ------- ---------- -----
Balances as
 of December 31, 2000............  $ 897  $ 80,656  $ (73,043)   $(203) $ 8,307
                                   --------------------------------------------

Exercise of options
 for 683 shares
  of Common Stock.................     7       561          -       -      568

Foreign currency translation
  adjustment......................     -         -          -       1        1

Net loss..........................     -         -       (741)      -     (741)
                                   --------------------------------------------

Balances as of March 31, 2001..... $ 904  $ 81,217  $ (73,784)  $(202) $ 8,135
                                   ============================================

Exercise of options for 331 shares
  of Common Stock.................     3       245          -       -      248

Foreign currency translation
  adjustment......................     -         -          -       1        1

Net loss..........................     -         -       (693)      -     (693)
                                   --------------------------------------------

Balances as of June 30, 2001...... $ 907  $ 81,462   $(74,477)  $(201) $ 7,691
                                   ============================================

Exercise of options for 40 shares
  of Common Stock................. $   -  $      1   $      -   $   -  $     1

Foreign currency translation
  adjustment......................     -         -          -       3        3

Net loss..........................     -         -     (1,229)      -   (1,229)
                                   --------------------------------------------

Balances as of September 30, 2001. $ 907  $ 81,463   $(75,706)  $(198) $ 6,466
                                   ============================================

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           2001          2000
                                                        ----------    ---------

Cash flows from operating activities:
   Net loss.............................................  $ (2,663)   $ (1,909)
   Adjustments to reconcile net loss to net cash
   provided by (used) in operating activities:
       Depreciation.....................................       125         143
       Patent amortization..............................       322           4
       Loan discount amortization.......................        74          60
       Non-cash compensation............................        46          61
       Changes in operating assets and liabilities:
           Accounts receivable, net.....................     1,018         408
           Inventories..................................       (44)        (54)
           Prepaid expenses and other current assets....        24        (143)
           Other assets.................................       (12)         69
           Accounts payable.............................      (541)        (14)
           Accrued compensation.........................       (43)        (49)
           Other accrued liabilities....................       (11)        (99)
           Deferred revenue.............................        91          13
                                                         ---------    ---------

         Net cash used in operating  activities.........    (1,614)     (1,510)
                                                         ---------    ---------

Cash flows from investing activity:
     Acquisition of property and equipment..............       (53)        (50)
                                                         ---------    ---------

         Net cash used in investing activity............       (53)        (50)
                                                         ---------    ---------

Cash flows from financing activities:
   Principal payments on short-term debt................    (1,802)        (60)
   Principal payments on capital lease obligations......        (6)         (6)
   Proceeds from acquisition of short term debt.........       362         121
   Proceeds from exercise of stock options and warrants.       817       1,744
   Proceeds from acquisition of long-term debt.........      3,000          -
                                                         ----------   ---------

         Net cash provided by financing activities.....      2,371       1,799
                                                         ----------   ---------

Effect of exchange rate changes on cash................           -          -
                                                         ----------   ---------

Net increase in cash and cash equivalents.............         704         239
Cash and cash equivalents at beginning of period......       2,349       2,374
                                                         ----------   ---------

Cash and cash equivalents at end of period............   $   3,053    $  2,613
                                                         ==========   =========

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

     The Company offers a wide range of multi-platform software products that enable or enhance pen-based computing. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". Natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, predictive text entry, and electronic ink capture technologies. Many small handheld devices such as electronic organizers, pagers and smart cellular phones do not have a keyboard. For these devices, handwriting recognition and software keyboards offer viable solutions for performing text entry and editing. CIC's predictive text entry technology simplifies data entry even further by reducing the number of actual letters required to be entered. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, and data compression.

     For the nine months ended September 30, 2001, the Company's cash and cash equivalents increased by $704 from $2,349 at the beginning of the period to $3,053. The increase was due primarily to $2,371 in net cash provided by financing activities. This increase was partially offset by cash used in operating activities of $1,614 and cash used in investing activities of $53. The $2,371 in net cash provided by financing activities consists primarily of $3,000 in proceeds from a long-term loan obtained through a charitable remainder annuity trust controlled by an affiliate of the Company, $817 in proceeds from the exercise of stock options by certain of the Company's employees and proceeds from short-term debt acquired by the Company's Joint Venture of $362. These proceeds from investing activities

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     were offset by the payment of $1,500 in short-term debt from the proceeds of the new $3,000 long-term loan, the repayment of $302 of short term loans by the Company's Joint Venture and capital lease obligations of $6. As of September 30, 2001, the Company's principal source of funds were its cash and cash equivalents aggregating $3,053. The Company anticipates that it will have adequate capital to fund its planned operations for at least the next twelve months. However, there can be no assurance that the Company will not require additional capital resources to fund planned operations prior to such time or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

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

       Cash and cash equivalents consist of the following:
                                       September 30,            December 31,
                                           2001                    2000
                                  ---------------------    -------------------
         Cash in bank              $      2,337             $      1,332
         Commercial paper                     -                      687
         Money market                       716                      330
                                  ---------------------    -------------------
                                   $      3,053             $      2,349
                                  =====================    ===================

3.   Inventories
     -----------

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At September 30, 2001, inventories consisted primarily of finished goods.

4.   Note receivable from officer
     ----------------------------

     In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock. The note bore interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law. On August 14, 1998, the Company entered into an agreement (the "Agreement") with the former Chief Executive Officer pursuant to which the former officer agreed to provide consulting services to the Company through December 15, 2001. In exchange for these services, $110 of the note receivable from the officer will be forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. The remaining $100 of the note receivable from the officer will be forgiven on December 15, 2001 if the officer has performed all the required services under the Agreement. The Agreement will terminate on December 15, 2001.

5.   Short-term debt
     ---------------

     On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

5.   Short-term debt (continued)
     ---------------------------

     On March 19, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 5.12% per annum and was due August 19, 2001. The borrowings did not require the Joint Venture to deposit a compensating balance. This loan was repaid on August 19, 2001.

     On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions, the aggregate equivalent of $121, denominated in Chinese currency, from a Chinese bank. The loans bore interest at 5.12% per annum. The borrowings did not require the Joint Venture to deposit a compensating balance. The loans were paid in full in March 2001.

6.   Related Party Transactions:

     A. Long-term debt related party
        ----------------------------

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

     The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 8.00% per annum at September 30, 2001, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

     B. Transactions with PenOp
        -----------------------

     During the nine months ended September 30, 2001, the Company recognized $352 in nonrecurring maintenance fees net of expenses of $48. The Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net) in the fourth quarter of 2000. The Company previously entered into a separate transaction to acquire intellectual property rights from PenOp.

7.   Revenue recognition
     -------------------

     Online/Retail Revenue - Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

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

8.   Net loss per share
     ------------------

     The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares and dilutive potential common shares outstanding. For the three and nine months ended September 30, 2001, potential common shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include 7,416,070 stock options and 469,833 warrants. Potential common shares excluded from the calculation for the three and nine months ended September 30, 2000 include 8,700,001 stock options and 469,833 warrants.

9.   Comprehensive income
     --------------------

       Total comprehensive income (loss) was as follows:

                                               Nine Months Ended September 30,
                                            ------------- ------ --------------
                                                 2001                 2000
                                             ------------        -------------

        Net loss                              $   (2,663)         $   (1,909)
        Other comprehensive income:
        Cumulative translation adjustment              5                   6
                                             ------------        -------------
          Total comprehensive loss            $   (2,658)         $   (1,903)
                                             ============        =============


10.  Segment Information
     -------------------

     The Company's segment information under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"), is comprised of two segments - handwriting recognition software and systems integration.

     The accounting policies followed by the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes revenues as well as allocated corporate-headquarters costs charged to each of the operating segments.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q


10.  Segment Information (continued)
     -------------------------------

     The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of six revenue categories: multilingual handwriting recognition systems, electronic signature, biometric signature verification, cryptography, electronic ink capture tools, and operating systems extensions that enable pen input. All handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales above represent sales to external customers.

     The table below presents information about reporting segments for the periods indicated:

                                  Nine Months ended September 30,
                   -------------------------------------------------------------
                              2001                            2000
                   ------------------------------- -----------------------------
                    Handwriting  Systems           Handwriting Systems
                    Recognition  Integration Total Recognition Integration Total
                    -----------  ----------- ----- ----------- ----------- -----

    Revenues          $ 3,439      $ 997    $ 4,436  $ 3,657  $ 1,316   $ 4,973

    Loss from
    Operations       $(2,368)      $(86)    $(2,454) $(1,779) $    (4)  $(1,783)

    Significant change
    in   Total assets
    from Year End        $     -   $  -     $     -  $     -  $     -   $    -


11. Subsequent Event
    ----------------

     On October 2, 2001 the Company entered a new five year lease for its existing principal offices at 275 Shoreline Drive, Suite 500, Redwood Shores California for approximately 9,634 square feet. The lease will commence November 1, 2001 with first year lease costs of approximately $347,000. The cost of the lease will increase approximately 3% per annum over the term of the lease which expires October 31, 2006. In addition to the base rent the Company will pay a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the offices will be adequate for its needs over the term of the lease.

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

     On October 6, 2000, a wholly-owned subsidiary of the Company ("Acquisition Corp.") acquired certain assets of PenOp Limited and its subsidiary PenOp Inc. for 4.7 million shares of common stock of the Company pursuant to an Asset Purchase Agreement, dated as of September 29, 2000, by and among Acquisition Corp., PenOp Limited and PenOp Inc. At the closing of this transaction, Mr. Philip Sassower, the Company's Chairman of the Board, and his designees purchased from PenOp Limited and PenOp Inc., in a private transaction, an aggregate of 1,713,728 shares of common stock received by PenOp Limited and PenOp Inc. in connection with the acquisition for $3,300.

Results of Operations
---------------------

     Revenues. For the three and nine months ended September 30, 2001, total revenues decreased $1,431 and $537, respectively, or 61% and 11%, respectively, to $915 and $4,436 from $2,346 and $4,973, respectively, for the comparable three and nine month periods ended September 30, 2000 as discussed below:

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------    --------------------

                                      2001      2000        2001        2000
                                    --------  --------    --------    --------

Revenues:
 Online.........................     $ 237     $  297      $  977      $ 1,026
 Corporate......................       222      1,469       1,884        2,631
  Nonrecurring maintenance
  fees (net) - M10 (previously
  PenOp)........................         -          -         352            -
 China..........................       456        580       1,223        1,316
                                    -------    -------     -------     --------

           Total revenues            $ 915     $2,346      $4,436       $4,973
                                    =======    =======     =======     ========

     Online revenues decreased $60 or 20% to $237 for the three months ended September 30, 2001 as compared to $297 in the prior year period. This decrease was primarily due to a lower sales rate on the available names used in the Company's direct mail campaign compared to the same period last year. For the nine months ended September 30, 2001, Online revenues decreased $49 or 5% to $977 from $1,026 in the same nine month period last year. This decrease was due primarily to a decrease in available names used in the Company's direct mail campaign and to a lower sales rate on the available names compared to the same nine month period in the prior year.

     Corporate sales, which includes Enterprise sales, OEM and Development contract revenues, decreased for the three and nine month periods ended September 30, 2001, $1,247 and $747, respectively, or 85% and 28%, respectively to $222 and $1,884, respectively, from $1,469 and $2,631, respectively, as compared to the same prior year periods as discussed below.

     OEM and license revenues included in corporate sales decreased $1,198 and $902, respectively, or 90% and 54%, respectively, to $131 and $766, respectively, for the three and nine month periods ended September 30, 2001 compared to $1,329 and $1,668, respectively, for the comparable prior year periods. This decrease was due primarily to the recognition during the prior period of $1 million in license fees paid by a hardware manufacturer, and to a decrease in the amount of royalty revenues recognized from OEMs as compared to

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

the comparable prior year periods. Revenues from development contracts decreased $53 or 100% to $0 from $53 for the three months ended September 30, 2001 compared to the same prior year period. The decrease was due primarily to decreases in revenue generating non-recurring engineering ("NRE") projects compared to the same three month period last year. For the nine months ended September 30, 2001, revenues from development contracts decreased 14% or $29 to $177 from $206 in the same prior year period. This decrease was primarily due to the decrease in NRE activities during the third quarter of 2001 compared to the prior year. NRE activities for the three and nine months ended September 30, 2001 and 2000, respectively, were primarily attributable to porting of the Company's software to third party products such as PDA's, smartphones and web browsers.

     Enterprise sales and maintenance contract fees from sources other than nonrecurring maintenance fees - M10 increased $4 or 5% to $91 for the three months ended September 30, 2001 compared to $87 in the same prior year period. This increase was primarily due to a sale to a major insurance company. For the nine months ended September 30, 2001, enterprise sales increased 24% or $184 to $941 from $757 in the same prior year period. The nine month increase is primarily due to the reasons mentioned above.

     During the nine months ended September 30, 2001, the Company recognized $352 in nonrecurring maintenance fees net of expenses of $48. The Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net) in the fourth quarter of 2000. As stated earlier, on October 6, 2000 the Company completed a separate transaction to acquire the intellectual property rights from PenOp.

     China sales for the three months ended September 30, 2001 decreased $124 or 21% to $456 from $580 in the same prior year period. For the nine months ended September 30, 2001, China revenues decreased 7% or $93 to $1,223 from $1,316 in the same prior year period. This decrease was due to a large sale to a single customer in the comparable period in the prior year.

     Cost of Sales. Cost of sales decreased for the three and nine months ended September 30, 2001 $241 and $454, respectively, or 35% and 20%, respectively, to $456 and $1,780, respectively compared to $697 and $2,234, respectively, in the same prior year periods.

     Online cost of sales for the three and nine months ended September 30, 2001 decreased $94 and $190, respectively, or 42% and 21%, respectively, to $132 and $707, respectively, compared to $226 and $897, respectively, in the same prior year periods. This decrease was due to the elimination of mailing costs associated with follow-up mailers sent after initial contact with the potential customer via direct mail.

     Corporate sales costs for the three months ended September 30, 2001 decreased $26 or 68% to $12 from $38 in the same prior year period. For the nine months ended September 30, 2001, corporate cost of sales decreased $134 or 35% to $244 compared to $378 in the same prior year period as discussed below.

     Enterprise cost of sales for the three and nine months ended September 30, 2001 decreased $9 and $21, respectively or 68% and 14%, respectively to $3 and $133, respectively from $12 and $154, respectively, in the comparable prior year periods. The decrease in costs in the three and nine month periods was due to lower sales volumes of products requiring third party hardware costs sold with the Company's corporate signature software solution products. OEM cost of sales for the three months ended September 30, 2001 increased $2 or 21% to $9 from $7 in the same period of the prior year. This increase was due primarily to an increase in revenues and the associated technology import tax from the Company's Japanese OEM customers. For the nine months ended September 30, 2001 OEM cost of sales decreases $1 to $33 from $34 in the comparable period of the prior year. Costs of development contract revenues decreased $19 and $112, respectively, or 100% and 59%, respectively, to $0 and $78, respectively, from $19 and $190, respectively, in the same prior year periods. This decrease was due to the decrease in NRE projects during the three and nine months ended September 30, 2001 as compared to the same prior year periods.

     China cost of sales for the three and nine months ended September 30, 2001 decreased $121 and $130, respectively, or 28% and 14%, to $312 and $829,

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

respectively, compared to $433 and $959, respectively, in the same prior year periods. The decrease in the three months ended September 30, 2001 was due to lower sales as compared to the same three month period last year. The decrease in the nine month period ended September 30, 2001 was due to a reduction in system integration sales and an increase in higher margin sales of the Company's software products.

     Gross Margin. Gross margin for the three and nine months ended September 30, 2001 decreased $1,190 and $83, respectively, or 72% and 3%, respectively, to $459 and $2,656, respectively, from $1,649 and $2,739, respectively, in the same prior year periods.

     Online gross margin for the three and nine months ended September 30, 2001 increased $34 and $141, respectively, or 48% and 109%, respectively, to $105 and $270, respectively, from $71 and $129, respectively, in the same prior year periods. This increase was due to the elimination of the follow-up mailers, primarily used to attempt to convert long time users of PDA's to the Company's products. Online gross margins were 44% and 28%, respectively, of sales for the three and nine months ended September 30, 2001 compared to 24% and 13%, respectively, in the same prior year periods.

     Corporate sales gross margin for the three and nine months ended September 30, 2001 decreased $1,221 and $613, respectively, or 85% and 27%, respectively, to $210 and $1,640, respectively, compared to $1,431 and $2,253, respectively, in the same prior year periods. This decrease was primarily due to the decrease in Corporate sales. Corporate sales gross margin as a percentage of sales was 94% and 87% for the three and nine month periods ended September 30, 2001 compared to 97% and 86% for the same three and nine month periods of the prior year.

     Gross margins related to nonrecurring maintenance fees from M10 increased for the nine months ended September 30, 2001 by $352 compared to $0 in the prior year period. This increase is due to no recognition of nonrecurring maintenance fees during the comparable nine month period in the prior year.

     China sales gross margin for the three month period ended September 30, 2001 decreased only $3 or 2% to $144 from $147 in the same prior year period on a 21% decrease in revenues. This minor decrease in gross margin for the three months ended September 30, 2001 resulted from a change in the sales mix from lower margin system integration sales to higher margin software sales. The change in revenue mix for the nine month period ended September 30, 2001 increased China gross margins $37 or 10% on 11% less revenue. As a percentage of sales China gross margins were to 32% and 32% for the three and nine months ended September 30, 2001 compared to 25% and 27%, respectively, for the comparable three and nine month periods in the prior year periods.

     Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2001 increased by $29 and $183, respectively, to $428 and $1,399, respectively, as compared to $399 and $1,216, respectively, in the comparable three and nine month periods of the prior year. These increases were due primarily to $39 and $223, respectively, in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products and continued support for new engineering projects. This increase was offset by decreases of approximately $11 and $65, respectively, in payroll and related costs including training and facilities costs attributable to reductions in the number of personnel. Other costs including expense transferred to cost of sales and shared engineering costs with the Joint Venture increased $1 and $45, respectively, compared to the same periods last year. The Company capitalized $20 in software development costs associated with new products and enhancements during the nine months ended September 30, 2001. The Company did not capitalize any software development costs in the nine month period ending September 30, 2000.

     Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2001 decreased $67 and $113, respectively, to $470 and $1,604, respectively, as compared to $537 and $1,717, respectively, in the comparable periods of the prior year. Professional services and advertising expenses increased $11 to $92 from $81 for the three month ended September 30, 2001 as compared with the same period last year. For the nine month period ended September 30, 2001, professional services and advertising fees decreased $53 to $309 from $362 as compared with the same period last year. This decrease was due primarily to the one-time cost of the development of a media campaign in the prior year aimed at significantly increasing Online sales

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

via CIC's website. Other costs, including salaries and related expenses and travel and recruiting expenses, decreased $78 for the three months ended September 30, 2001 compared to the same period in the prior year. For the nine months ended September 30, 2001 other costs, including salaries and related expenses and travel and recruiting expenses decreased $60 as compared to the same nine month period last year.

     General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2001 increased $180 and $518 to $728 and $2,107, respectively, from $548 and $1,589, respectively, in the comparable period of the prior year. This increase was attributable primarily to an increase in patent amortization expense of $113 and $319, respectively, due to the acquision of the PenOp intellectual property in the fourth quarter of 2000. Professional services increased $60 for the three months ended September 30, 2001 as compared to the prior year period due primarily to professional fees associated with the Company's stock option plan. For the nine months ended September 30, 2001 professional fees increased $186 due primarily to the reversal in the prior year of expenses accrued in 1999 in anticipation of audit expenses related to the change in the Company's outside accounting firm and the fees associated with the Company's stock option plan. Payroll and related costs increased approximately $34 and $65, respectively, due to an increase in personnel during the first quarter of 2001. Other costs, including facilities and related costs, decreased $27 and $52, respectively, over the comparable three and nine month periods of the prior year. The decrease in expenses discussed above were due primarily to a decrease in investor related expenses as a result of the reduction in costs associated with information disseminated via the wire services.

     Interest and other income (expense), net. Interest and other income (expense), net for the three and nine months ended September 30, 2001 decreased $15 and $47, respectively, to $5 and $19, respectively, compared to $20 and $66, respectively, in the comparable periods of the prior year. Interest income from cash and cash equivalents decreased $14 and $50, respectively, to $17 and $50 for the three and nine months ended September 30, 2001 compared to $31 and $100 in the same periods of the prior year. This decrease was due to lower cash balances during the three and nine month periods ended September 30, 2001. The interest income was offset by $12 and $31, respectively, of credit card processing fees related to Online sales and other expenses for the three and nine month periods ended September 30, 2001 compared to $11 and $34, respectively, in the same periods of the prior year.

     Interest expense. Interest expense decreased $12 to $66 for the three month period ended September 30, 2001 compared to $78 in the same prior year period. The decrease was due to the write off in June 2001 of the loan discount as a result of the payment of the $1,500 note. For the nine months ended September 30, 2001, interest expense increased $33 to $225 compared to $192 in the same prior year period. This increase was due to the increase in long term debt to $3,000 in June of 2001.


Liquidity and Capital Resources
-------------------------------

     At September 30, 2001, cash and cash equivalents totaled $3,053 compared to cash and cash equivalents of $2,349 at December 31, 2000. The increase was due primarily to $2,371 in net cash provided by financing activities consisting primarily of $3,000 in proceeds from a long term loan obtained through a charitable remainder annuity trust controlled by an affiliate of the Company, $817 in proceeds from the exercise of stock options by certain of the Company's employees and proceeds from short-term debt acquired by the Company's Joint Venture of $362.. The proceeds from investing activities were offset by the payment of $1,500 in short-term debt from the proceeds of the new $3,000 long-term loan, the repayment of $302 of short term loans by the Company's Joint Venture and capital lease obligations of $6. Total current assets were $4,257 at September 30, 2001 compared to $4,550 at December 31, 2000.

     As of September 30, 2001, the Company's principal source of liquidity was its cash and cash equivalents of $3,053. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds earlier than anticipated or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

     Current liabilities, which include deferred revenues, were $998 at September 30, 2001. Deferred revenues, totaling $152 at September 30, 2001, primarily reflects advance payments and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company over the term of the maintenance agreement.

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

     On October 2, 2001 the Company entered a new five year lease for its existing principal offices at 275 Shoreline Drive, Suite 500, Redwood Shores California for approximately 9,634 square feet. The lease will commence November 1, 2001 with a first year lease costs of approximately $347,000. The cost of the lease will increase approximately 3% per annum over the term of the lease which expires October 31, 2006. In addition to the base rent the Company will pay a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the offices will be adequate for its needs over the term of the lease.

     On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance.

     On March 19, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 5.12% per annum and was due August 19, 2001. The borrowings did not require the Joint Venture to deposit a compensating balance. This loan was repaid on August 19, 2001.

     On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions, the aggregate equivalent of $121, denominated in Chinese currency, from a Chinese bank. The loans bore interest at 5.12% per annum. The borrowings did not require the Joint Venture to deposit a compensating balance. The loans were paid in full in March 2001.

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which a director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 8.00% per annum at September 30, 2001, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

     The Company leases facilities in the United States and China. Future minimum lease payments under non-cancelable operating leases are expected to be

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

approximately $487, excluding sub-lease income, for the year ending December 31, 2001. The Company's rent expense is expected to be reduced by approximately $24 in 2001 in connection with the subleases on excess office space in the United States.

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

o The Company's ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

o General economic and business conditions and the availability of sufficient financing.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Interest Rate Risk
------------------

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing from time to time primarily in short term securities. The Company has not entered into any short-term security investments during the three months ended September 30, 2001.

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

Future Results and Stock Price Risk
-----------------------------------

     The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

by the Company, its competitors or others, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

Part II-Other Information.
        ------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Change in Securities
         --------------------

         During the three months ended September 30, 2001, the Company granted common stock options to employees and consultants as follows:

  ------------------------------------------------------------------------------
                  Grant       Number of   Option    Vesting      Expiration
  Grantees        Date         Options    Price     Period          Date
  ------------------------------------------------------------------------------

  1 Consultant July 2, 2001      38,385    $0.99  Immediately    July 2, 2012

  1 Employee   August 7, 2001     75,000   $0.94  Quarterly over August 7, 2012
                                                                 three years
  1 Employee   August, 13 2001   100,000   $0.91  Quarterly over August 13, 2012
                                                                 three years
  1 Employee   August 22, 2001    75,000   $0.93  Immediately    August 22, 2012
  ------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits

         None

(b)      Reports on Form 8-K

     Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, with respect to the Company's unaudited financial results for the six months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        COMMUNICATION INTELLIGENCE CORPORATION
                                       ----------------------------------------
                                                    Registrant



      November 7, 2001                           /s/ Francis V. Dane
-----------------------------      ---------------------------------------------
            Date                                     Francis V. Dane
                                   (Principal Financial Officer and Officer Duly
                                 Authorized to Sign on Behalf of the Registrant)