Form 10-K
period 2001-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2002-04-01
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K
     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001 Commission File No. 0-19301
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

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 25, 2002 was approximately $97,923,618 based on the closing sale price of $1.08 on such date, as reported by the Nasdaq SmallCap Market.

               The number of shares of Common Stock outstanding as
                       of March 25, 2002 was 91,060,436.

   A list of Exhibits to this Annual Report on Form 10-K begins on page 25.

                     COMMUNICATION INTELLIGENCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                          Page

PART I................................................................        3
Item 1. Business......................................................        3
Item 2. Properties....................................................       14
Item 3. Legal Proceedings.............................................       14
Item 4. Submission of Matters to a Vote of Security Holders...........       14
PART II...............................................................       15
Item 5. Market For Registrant's Common Equity and Related
        Stockholder Matters...........................................       15
Item 6. Selected Financial Data.......................................       16
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................       17
Item 8. Financial Statements and Supplementary Data...................       24
Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure......................................       24
PART III..............................................................       24
Item 10. Directors and Executive Officers of the Registrant...........       24
Item 11. Executive Compensation.......................................       24
Item 12. Security Ownership of Certain Beneficial
         Owners and Management........................................       24
Item 13. Certain Relationships and Related Transactions...............       24
PART IV...............................................................       25
Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..........................................       25
-----------

CIC(R) and its logo, Handwriter(R), Jot(R), InkTools(R), Sign-it(R), WordComplete(R) and INKshrINK(R) are registered trademarks of the Company. HRS(TM), InkSnap(TM), PenX(TM), QuickNotes(TM), RecoEcho(TM), Sign-On(TM), Speller(TM) and iSign(TM) are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

                                     PART 1
Item 1. Business

General

     Communication Intelligence Corporation (the "Company" or "CIC") is the global leader in biometric signature verification and a leading supplier of electronic signature and natural input software solutions focused on emerging, fast growth, large potential markets such as document automation, corporate security, handheld computers, smartphones, and the Palm OS aftermarket. CIC is headquartered in Redwood Shores, California and has a joint venture, Communication Intelligence Computer Corporation, Ltd. ("CICC" or the "Joint Venture"), in Nanjing, China. Industry leaders who have chosen to license CIC's technologies include; Charles Schwab, Compaq, EDS, Ericsson, Fujitsu, IBM, Legend, Microsoft, Mitsubishi, National Semiconductor, Prudential, Siebel Systems, and The Tennessee Valley Authority .

     The Company's core software technologies include multilingual handwriting recognition systems (Jot(R) and the Handwriter(R) Recognition System, referred to as HRS(TM)), electronic signature, biometric signature verification, cryptography, electronic ink capture tools (InkTools(TM), Sign-it(R), iSign(TM) and Sign-on(TM)), and operating system extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM), and InkSnap(TM)) and predictive text input (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of smart handheld devices with a primary focus on smartphones, handheld computers ("PDAs") and portable web browsers.

     As a result of the economic slowdown in 2001, which was further exacerbated by the tragic events of September 11th, revenues for the fourth quarter ending December 31, 2001 decreased 35% to $1.5 million as compared to $2.3 million for the corresponding quarter of the prior year and revenue decreased 19% for the year ended December 31, 2001 to $5.9 million as compared to $7.3 million for the prior year. Despite the external factors, which negatively impacted purchasing decisions and expenditures in the company's market segments throughout 2001, fourth quarter 2001 revenues were up over third quarter 2001 revenues by 65%. We believe this reflects the increasing awareness and demand for CIC technologies in our target market segments and applications.

Enterprise Revenues

     Triggered by the signing of the E-Sign Bill in October 2000 and the passage of similar legislation making electronic signatures legally binding, in virtually every major economy in the world, the transition began toward automating transactions in signature dependent industries. CIC's handwritten electronic signature solutions and electronic forms provide the basis for significant expense reduction through document automation by eliminating paper documents and related labor, mailing and storage expense. The billions of signed original documents created in today's global economy demand the utmost in user identification and document integrity. The inherent risks, logistical difficulties and staggering financial costs associated with creating, processing, storing and retrieving paper records are driving the demand for legally binding and, secure electronic documents.


     The Company's Enterprise related revenue increased 21% over the prior year, to $1.7 million from $1.4 million . This growth, we believe, reflects increasing awareness and demand for our electronic signature technology despite the economic environment that negatively impacted last year's IT expenditures. Countless paper documents were lost or destroyed in the September 11th tragedy and the many resulting business failures and disruptions could have been avoided if electronic documents had been utilized. CIC's biometrics handwritten signature technology provides the benefits of the paperless environment with the social acceptance of a non-intrusive handwritten signature (versus a finger print, iris/facial scan, or DNA) and a much higher level of security than the traditional "wet ink" signature. We believe that combining our technology with electronic documents will reduce dependency on mail and business travel while enabling business transactions at Internet speed.

Enterprises that chose to license our technology include the following:

    Licensee              Product(s) licensed    Application of Products
-------------------      ---------------------   ------------------------

     Accelio                   Inktools          E-Signature for mobile forms

     Al-Faris                  Multiple          Reseller and integrator in the
                                                 Middle East focused on
                                                 E-Signatures

     Allergan Sales            Sign-it           Clinical regulatory
                                                 applications

     Ameridial                 Inktools          E-Signature for internal use
                                                 documents

     Assurant Group            Sign-it           Sales force automation, new
                                                 account openings

     Audata, Limited           Multiple          Multiple applications focused
                                                 on paperless environment and
                                                 security

     Baptist Health            Inktools          E-Signature for patient records

     BF Goodrich, Aircraft     Sign-it           E-Signature for internal use
     Sensor Division                             documents

     Canada Customs            Sign-it           E-Signature for internal use
                                                 documents

     Charles Schwab            Sign-it           New account openings

     Decade Software           PenX & Inktools   Windows pen computer upgrades

     E-Com Asia Pacific Pty    Multiple          Regional reseller, multiple
     Ltd.                                        applications

     EDS                       InkTools          Information assurance for
                                                 network and application
                                                 security

     Federal Reserve Bank      Sign-On           Biometric mobile device access
                                                 security

     FMC Corp.                 Sign-it           E-Signature for internal use
                                                 documents

     First American Bank       Sign-it           E-Signature for various
                                                 financial and internal
                                                 documents

     Licensee             Product(s) licensed    Application of product
-------------------      --------------------    ----------------------

     IA Systems                Inktools          E-Signature for loan
                                                 organization

     ILI Technologies(P,Ltd.   Inktools & iSign  Various E-Signature
                                                 applications for the vertical
                                                 markets in Israel

     Integrate Online          InkTools          Mortgage closing

     Naval Surface Warfare     Inktools          E-Signature for material
     Center                                      receipts

     Novabase                  Sign-it           Systems integrator for various
                                                 vertical market applications

     Old Republic National     Sign-it           Title processing applications
     Title

     Orange County, CA         Sign-it           Automate building permit
                                                 process

     PHT Corporation           Sign-it           Clinical trial documents

     Physician WebLink         Sign-it           Automate patent
                                                 enrollment/records/billing

     Proware                   Inktools          E-Signature for judicial orders

     PSC Communications        Multiple          Reseller and OEM Partner in
                                                 the UK focused on E-Signature

     PureEdge                  Sign-it           E-Signature for financial
                                                 documents

     RecordsCenter.com         InkTools          Legal contracts and other
                                                 significant documents

     Siebel                    Multiple          Sample delivery of regulated
                                                 drugs

     Siemens Medical Solutions Multiple          E-Signature for healthcare

     Symbol Technologies       Multiple          Reseller for all major products

     Tennessee Valley          Multiple          E-Signature for approval of
     Authority                                   internal documents

     Wisconsin Electric Power  Sign-On           Biometric mobile device access
     Company                                     security

     A 2001 IDC study projects the biometrics handwritten signature verification market, for network authentication alone, will grow from $14 million in 2002 to approximately $32 million by 2005. A 2001 QDI Strategies, Inc market analysis estimated the signature verification software market, in document automation and mobile device security applications, will grow from $15 million in 2002 to over $82 million by 2005. The total market potential reflected in the IDC and QDI studies, for electronic signature software is in excess of $110 million by 2005. IDC further identified CIC as the undisputed global leader in biometric handwritten signature verification with 82% market share.

     We are optimistic that CIC's installed base and pilot programs which are nearing rollout, some of which are included above, will provide the basis for increasing revenue growth in both the near term and beyond.

OEM Revenues

     OEM revenue for 2001 declined 37% over the prior year, to $1.2 million from $1.9 million reflecting significant cutbacks in planned shipments of smart handheld devices including handheld computers (PDAs) and smartphones. For instance, handheld computer shipments in 2001 were approximately 10% below the prior year and mobile phone shipments have been virtually flat in 2001 after a compound annual growth rate of 60% from 1996 through 2000.

     In 1999, CIC won a breakthrough order/license agreement from Ericsson for both natural input and electronic signature solutions for its R380 smartphone which began shipment, on a worldwide basis, in the fourth quarter of 2000. R380 shipments, however, have been significantly behind expectations because of the economic environment as well as Ericsson's own market related difficulties which ultimately led to a mobile communications merger last year with Sony. The combined strength of Ericsson's mobile technology and Sony's consumer electronics and retail distribution know-how has resulted in rave reviews for both their potential competitiveness and for their new multi-media smartphone, the P800, (Smartphones combine the function of voice PDA and wireless internet access). The P800 debuted at CeBit in March and we are optimistic that the planned introduction of this new smartphone, together with other Sony-Ericsson related activity, affords CIC the opportunity to participate in Sony-Ericsson smartphone shipments consistent with our initial expectations.

     Despite the fact that industry forecasts for smartphones have been reduced, by as much as 75% from previous estimates, current IDC projections still provide the Company with solid revenue growth potential of 5 million units in 2002 growing to 23 million units by 2004. In addition to smartphones, CIC's current licensees include PDA, webpad, and digitizer tablet manufacturers. According to IDC, sales of these smart handheld devices are projected to grow to over 47 million units annually by 2004.

     Market activity since the events of September 11th reflects growing awareness and demand for both CIC's handwriting recognition products and for biometric handwritten signature verification, utilized as a security utility, across the entire smart handheld device market. The Company believes that significant royalty potential exists for 2002 and beyond based on its present and potential OEM agreements.

Key OEM Licensees include:

 Licensee            Product(s) licensed            Application of product
---------------    ------------------------   ---------------------------------

  AirSpeak                 Jot                  Handheld PC Pro

  Sony Ericsson            Jot, QuickNotes,     Smart cellular phone
                           Sign-On &
                           WordComplete

  Fujitsu                  HRS, PenX, Sign-On   Windows and Windows CE pen
                           Plus &InkTools       computers

  GSC Mobile Solutions     Inktools             Windows pen computers

 Licensee             Product(s) licensed           Application of product
---------------     -----------------------    --------------------------------

  HP                        Jot                  Linux based PDA

  IA Systems                Jot                  Wireless Internet access device

  IBM                       Sign-it              Windows pen notebook

  Inteliworxx               HRS & PenX           Windows pen computers

  Interlink                 Sign-it              E-Signature retail bundle

  Intermec/Norand           HRS & PenX           Windows pen computers

  Mathsoft                  Math Recognizer      Handwriting recognition for
                                                 mathematical notation

  National Semiconductor    Jot                  Wireless Internet access device

  Pacific Star              PenX                 Windows pen computers

  Telos Corp.               PenX                 Windows pen computers

  Topaz                     InkTools             E-Signature bundle

  Vtech                     Jot                  Electronic organizer

  Wacom                     Chinese Handwriter   Digitizer tablet and
                            & Sign-it            E-Signature

  Walkabout                 HRS & PenX           Windows pen computers

  Xplore                    HRS & PenX           Ruggedized mobile computers

  Xybernaut                 HRS, PenX & Jot      Wearable computers

Online Revenues

     Revenue from the Company's software sold through its website, (www.cic.com) was $.9 million in 2001 as compared to $1.2 million in 2000, a decline of 25%. Online sales are generated primarily through direct mail sent to Palm PDA owners whose names and addresses are acquired from Palm. Most of CIC's software products are available for the Palm operating system ("OS") which includes Handspring, IBM, Symbol, Kyocera, Samsung and Sony devices. Exposure is limited to a capture rate of about 25% of new Palm owners. Palm OS shipments in 2001 were 10% less than the prior year as a result of the economic slowdown that affected the entire smart handheld device market. Online revenues for CIC in 2001 reflect both the lower Palm OS shipments as well as a decrease in the direct mail close rate attributed to Palm shipments of lower cost devices such as the m100 and m105. These devices, priced at $99 and $149 respectively, are targeted at children and college students who are not as inclined to purchase/add software upgrades as professional consumers.

     In the third quarter of 2001, CIC entered into an agreement with Elibrium that positions the company's Palm OS based offerings directly at the retail point of sale next to Palm OS devices. This provides a significant increase in exposure through up to 10,000 retail stores including Comp USA, Staples, Office Max and other leading retailers. This retail distribution will expose CIC's software upgrade products to a much larger base of potential buyers than through direct mail only. 70% of new buyers of Palm OS based handheld computers purchase at retail and CIC software products will also gain exposure to additional potential buyers who already own Palm devices.

     Palm OS based handheld computers, despite the market decline in 2001, remain the global leader with almost 63% of the handheld computer market worldwide. The 2001 year end installed base is estimated at 13 million in the US alone and is estimated to grow to over 47 million domestically by 2005. The Company believes that positioning its Palm aftermarket products directly at the point of sale, together with CIC's direct mail programs, will optimize Online revenue growth in the near term and generate meaningful sales growth longer term.

China

     Revenue from CICC, the Company's 90% owned Chinese Joint Venture, decreased 10% for the year ended December 31, 2001, from $1,911 in 2000 to $1.7 million. CICC represents a major opportunity for the Company. China is the world's third largest economy and its recent accession into the World Trade Organization ("WTO") is fueling economic growth and individual buying power in this vast nation of 1.3 billion people. The Joint Venture was established almost nine years ago and the Company believes that the 10% ownership position by the Jiangsu Hongtu Electronics Group provides considerable stability and credibility. The company believes that CICC's electronic signature and Chinese handwriting recognition software applications, including automating signature dependent document processes and corporate security, will be in increasing demand as China prepares to compete on a world wide basis through its WTO membership. The China Ministry of Railways, Hu Nan Mobile Communications, Agricultural Bank of China, and the Nanjing Civic Bureau are among the Chinese companies and government agencies who chose and implemented CICC software solutions in 2001. This adds to an installed base including Panda, Neu-Alpine, Hongtu High-Tech, Ministry of Agriculture, and the Ministry of Aviation.

     Last year, CICC emerged as the leading supplier in Jiangsu Province of a fast growing mobile industry application for regulated goods with an estimated 70% market share. This turn-key offering provides hardware and software systems for the receipt and delivery of taxed, measured and monitored goods using handheld devices from companies including Symbol Technologies, Palm and Handspring. CICC's offering includes the integration of enterprise software solutions for the server side or back-end management of these mobile systems and captured data. This offering further affords CICC the opportunity to integrate electronic signature and Chinese handwriting recognition technology into its turn-key solutions.

     The Company believes that the emerging markets for electronic signature based applications and handheld receipt/input based systems, acceptance of CICC products by leading Chinese enterprises and government agencies, the legitimacy and credibility afforded CICC by the Joint Venture and the explosive growth potential of the China market, now driven by accession to the World Trade Organization, provide CICC significant growth potential in 2002 and beyond.

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

Products

Key CIC products include the following:

 Handwriter and Jot              Handwriting recognition software

 InkTools A suite of application development tools for electronicsignatures, biometric signature verification and cryptography

 iSign Web based development tools for electronic signature and biometric signature verification

 PenX Operating systems extensions for the Windows recognition environment that enables pen based functionality and handwriting

 QuickNotes and InkSnap          Electronic handwritten notetaking software

 Sign-it and Sign-it Server      Electronic signatures for the enterprise market

 Sign-On Biometric signature verification software for device access

 WordComplete?                   Predictive text entry software


Products and upgrades that were introduced and first shipped in 2001 include the following:

Sign-it for Word 3.2
Sign-it for Acrobat v 3.2
Sign-it Server 2.0
Sign-it EX v 1.14
Sign-On for Windows 1.0

Sign-On for Pocket PC 2.01
WordComplete for Palm v 2.01
WordComplete v 2.0 UK English Dictionary
WordComplete v 2.0 Spanish Dictionary
WordComplete v 2.0 French Dictionary
WordComplete v 2.0 Italian Dictionary
WordComplete v 2.0 German Dictionary
iSign for Windows v 2.0
iSign for Java v 1.1
PenX v 2.02
Jot for Windows CE v 2.2
Handwriter for CE v2.2
InkTools for CE v 1.6
InkTools for Windows v 2.52

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

     InkTools is an electronic signature and biometric signature verification software developers kit that captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. InkTools provides an extremely effective and inexpensive biometric security check for real-time authentication. It also stores certain forensic elements of a signature for use in post signing non-repudiation and authentication. Commercial applications for this type of software include document approval, verification of the identity of users participating in electronic transactions and, securing log-in access to computer systems or protected networks. This software toolkit is used internally by CIC as the underlying technology in its Sign-On and Sign-it products and has been licensed to several key development partners including EDS, Bionetrix, Siebel and Topaz Systems.

     Sign-On is a product offering that utilizes the Company's biometric signature verification technology to provide access security on portable devices. This provides the additional level of security needed for devices that are increasingly being used in business and generally contain sensitive data. Currently available for the Palm 3.x or later and Windows CE 3.x operating systems, the product is also being ported to EPOC and other platforms to meet the specifications of new licensees and customers.

     Sign-it is a family of electronic signature products for enabling the real time capture, binding and verification of electronic signatures within standard consumer applications. These products combine the strengths of biometric signatures and cryptography to process, transact and create electronic documents with the same legal standing as a traditional wet signature on paper. Organizations wishing to process electronic forms requiring varying levels of security can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word and Adobe(R) Acrobat(R) while support for additional application environments are in development.

     iSign provides functionality similar to InkTools but was specifically designed for web based architectures. The current product supports either a Windows implementation with Internet Information Server and Internet Explorer or Java. The Java implementation was designed to meet the needs of the higher-end server products that support Java 2 and a broad base of client systems, which can range from Windows devices to PDAs.

Marketing

     The Company's products are marketed through three sales approaches: OEM Sales, enterprise and online/retail sales. OEM sales efforts are aimed at license revenues derived from primarily smart handheld device manufacturers. Enterprise sales efforts are directed at both software providers and end-users. Online sales represent revenues generated from the Company's software sold via its website, www.cic.com.

     OEM Licensed Products. CIC currently licenses software products for Windows(R)3.x, Windows(R)'95, Windows'98, WindowsNT, WindowsCE, EPOC, QNX, VT-OS, Palm and Linux. CIC also ports its products to other platforms to meet the specifications of licensees. The Company's PenX, Sign-it , and Handwriter Recognition System are licensed for portable PCs utilizing the Windows(R)'95, Windows(R)'98, Windows(R)NT, and WindowsCE operating systems and is primarily used for field force automation and in pen-input PC peripherals for desktop use. Jot, QuickNotes, Sign-On, WordComplete and the CIC software keyboard are licensed primarily for the new, smaller classes of Handheld PCs and Pocket PCs such as those that utilize the Windows(R)CE operating systems and handheld communicators such as smartphones and PDAs that use the Palm or Symbian operating system.

     Enterprise Solution Products. CIC offers several products targeted at the broad enterprise market. This market could benefit from workflow automation solutions using electronic signatures or biometric authentication such as new account openings, regulated document submissions and device/network security. For these markets, CIC offers several products including InkTools, a high performance software developer's kit for implementing systems using electronic ink and electronic signatures which is available for almost all major operating systems, iSign which provides the same functionality as InkTools but is specifically designed for distributed application architectures and Sign-it which is designed to provide this functionality within the framework of the most common word processing applications and electronic form publishing environments.

     Online Product Offerings. The Company's Online Sales department is charged with the sale of the Company's shrink-wrapped software applications and tools. This currently includes most of CIC's products and everyone from consumers to software developers and corporations are customers. These products are sold through retail outlets and over the Internet on CIC's own website and by other Internet-based electronic resellers. Consumer versions of these products are being sold for users of the Palm connected organizers and Windows(R) CE devices. Much of the growth in Online sales since 1998 was attributable to sales of these products to users of Palm OS devices.

History

     The Company was initially incorporated in Delaware in October 1986 as a wholly owned subsidiary of a predecessor corporation with the same name. In each year since its inception, the Company has incurred losses. The Company has a 90%-owned Joint Venture, Communication Intelligence Computer Corporation, Ltd., with the Jiangsu Hongtu Electronics Group, LTD. The Joint Venture was formed in September 1993.

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

Material Customers

     Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer accounted for 16% and one customer accounted for 13% of revenues in 2001. One customer accounted for 16% and two customers accounted for 11% of revenues in 2000. One customer accounted for 27% of the Company's handwriting recognition segment revenues in 1999. The loss of any significant customer or other source of revenue could have a material adverse effect on the Company.

Backlog

     At December 31, 2001, backlog approximated $88,000, representing advanced payments on service maintenance agreements and non recurring engineering projects which are expected to be recognized over the next twelve months. At December 31, 2000, backlog approximated $61,000, representing advanced royalty and service maintenance agreements. At December 31, 1999, backlog approximated $35,000.

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

Joint Venture in the People's Republic of China

     The Company currently owns 90% of the Joint Venture with the Jiangsu Hongtu Electronics Group LTD, formerly the Information Industries Bureau of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). As of December 31, 2001, the Company had contributed an aggregate of $1.8 million in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights, and the Agency had contributed certain land use rights. In 1998, the registered capital of the Joint Venture was reduced, and as a result, pursuant to the terms and provisions of the Joint Venture agreement, neither party is required to make further contributions. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Joint Venture in the People's Republic of China".

Employees

     As of March 25, 2002, the Company and the Joint Venture employed an aggregate of 60 full-time employees, 23 of which are in the United States and 37 of which are in China. From time to time, the Company also engages additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company's employees is a party to a collective bargaining agreement.

Geographic Areas

     For the years ended December 31, 2001, 2000, and 1999, the Company's export sales as a percentage of total revenues were approximately 17%, 24%, and 36%, respectively. The decrease in export sales in 2001, is due to the reduction in licensing revenues from Ericsson compared to the prior year period. The decrease in export sales in 2000, is due to the reduction in licensing revenues from Ericsson compared to the prior year period. The increase in export sales in 1999, is due to the recognition of licensing revenues from Ericsson. The Company maintains certain agreements with Japanese customers; however the revenues are derived from the Company's U.S. operations. Due to the volume of the Company's sales on its website, and the selling price of the products offered, it is not economically feasible to track product sales by individual country.

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

Item 2. Properties

     The Company currently leases its principal facilities (the "Principal Offices"), consisting of approximately 9,634 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2006. The Joint Venture leases approximately 1,500 square feet in Nanjing, China. The Company also believes that its current facilities will be suitable for it to continue operations in the foreseeable future.

Item 3. Legal Proceedings

     As of March 25, 2002, the Company was not a party to any legal proceeding, which, if adversely determined, would have a material adverse effect on its business.

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

                                                             Sale Price
                                                              Per Share
     Year    Period                                          High    Low

     2000    First Quarter...............................   $12.03  $ 5.31
             Second Quarter..............................   $ 5.22  $ 1.84
             Third Quarter...............................   $ 4.25  $ 2.25
             Fourth Quarter..............................   $ 3.06  $ 1.00
     2001    First Quarter...............................   $ 2.28  $ 0.97
             Second Quarter..............................   $ 1.63  $ 0.76
             Third Quarter...............................   $ 1.13  $ 0.64
             Fourth Quarter..............................   $ 0.91  $ 0.60
     2002    First Quarter (through March 25, 2001)......   $ 1.18  $ 0.56

     As of March 25, 2002, the closing sale price of the Common Stock on the Nasdaq SmallCap Market was $1.08 per share and there were approximately 660 registered holders of the Common Stock.

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

     During the three months ended December 31, 2001, the Company granted stock options to employees and directors for services rendered as follows:

              Grant       Number of   Option       Vesting         Expiration
  Grantees    Date        Options     Price        Period          Date
  ------------------------------------------------------------------------------

 1 employee   10/01/2001   25,000     $0.69    3 year quarterly     10/01/2012

 1 Consultant 12/06/2001   29,421     $0.68     immediately         12/06/2012

 1 employee   12/07/2001   95,000     $0.66     25% immediately,    12/07/2012
                                                balance 3 year
                                                quarterly

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of December 31, 2001, 2000, 1999, 1998, and 1997 and for each of the years in the five-year period ended December 31, 2001 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         Year Ended December 31,
                               -------------------------------------------------
                                2001     2000     1999     1998      1997
                               -------------------------------------------------
                                   (In thousands, except per share amounts)
Statement of Operations Data:
Revenues.....................  $5,947   $7,312   $6,518   $4,581    $5,516
Research and development
expenses(1).................    1,808    1,603    1,363    1,989     2,360
Sales and marketing expenses.   2,054    2,239    1,877    2,015     6,257
General and administrative
expenses....................    2,791    2,181    1,683    1,889     2,663
Loss from operations........   (2,946)  (1,607)  (1,722)  (3,285)  (11,627)
Net loss available to common
stockholders(2).....           (3,215)  (1,799)  (1,740)  (3,592)  (16,940)
Basic and diluted loss per
common share................    (0.04)  ( 0.02)  ( 0.02)  ( 0.06) (   0.37)

                                            As of December 31,
                              --------------------------------------------------
                                2001     2000      1999     1998     1997
                              --------------------------------------------------
                                                            (In thousands)
Balance Sheet Data:
Cash, cash equivalents and
restricted cash...........     $2,588   $2,349    $2,374   $1,045   $5,485
Working capital(3)...........   3,017    3,109     3,054      346    2,721
Total assets.................  10,072   11,302     4,963    3,354    7,491
Deferred revenue.............      88       61        35      651      440
Long-term obligations........   3,000    1,427     1,338        -        8
Stockholders' equity (4).....   6,060    8,307     2,349    1,332    3,989
-----------

     (1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $20, $20, $9 and $17, for the years ended December 31, 2001, 2000, 1999, and 1998 respectively. No software development costs were capitalized in the year ended December 31, 1997.

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

     (3) Current liabilities used to calculate working capital at December 31, 2001, 2000, 1999, 1998, and 1997 include deferred revenue of $88, $61,
          $35, $651, and $440, respectively.

     (4) The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     History. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2001, operating losses aggregated approximately $21 million and at December 31, 2001, the Company's accumulated deficit was approximately $76 million.

     Revenue Recognition. In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 2000. The Company also follows the interpretive guidance of SAB 101 issued by The Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model, and generally ends upon the release of the product. As of December 31, 2001, 2000, and 1999, such costs were insignificant.

     Significant   Customers.   Two   customers   accounted  for  16%  and  13%,
respectively, of revenues in 2001. One customers accounted for 16% of revenues in 2000. One customer accounted for 27% of the Company's revenues in 1999.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations included in this Annual Report on Form 10-K. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the year ended December 31, 2001 and 2000, respectively. The Company recorded a net foreign currency transaction gain of $59,000 for the year ended December 31, 1999.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2001 of $22 million based upon the Company's history of losses.

     The Company reports in two segments, handwriting recognition and systems integration. For purposes of Management Discussion and Analysis, handwriting recognition includes Online/Retail revenues and Corporate sales, including OEM and Enterprise revenues, and systems integration is referred to as China sales.

Results of Operations

Years Ended December 31, 2001 and December 31, 2000

     Revenues. Revenues decreased $1,365,000, or 19%, to $5,947,000 for the year ended December 31, 2001, as compared to $7,312,000 in the prior year.

     Online revenues declined $285,000, or 24%, to 913,000 in 2001, as compared to $1,198,000 in the prior year period. The number of names available for use in the Company's direct mail campaign has been reduced to newly registered palm users, and was the primary reason for the decline in revenues. In the prior years the Company's direct mail campaigns also targeted the installed base of Palm users.

     Corporate sales, which includes Enterprise and OEM revenue decreased $893,000, or 21%, to $3,310,000 (including the nonrecurring maintenance fees from M10, previously PenOp) for the year ended December 31, 2001, compared to $4,203,000 in the prior year period. Sales of the Company's software solutions and maintenance to end users increased $155,000 to $2,076,000 in 2001 compared to $1,921,000 in the prior year period. The decrease was due primarily to a $524,000 decrease in the nonrecurring maintenance fees, from M10 in 2001 compared to the prior year. This decrease was offset by sales to Prudential and TVA. During the fourth quarter of 2000, the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $352,000 and $877,000 was recorded (net) in 2001 and 2000, respectively. The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp (see note 1). OEM revenues included in corporate sales decreased $989,000 or 48% to $1,078,000 from $2,067,000 in the prior year period. This decrease was due to a reduction in the amount of revenues recognized from Ericsson and other OEM's compared to the prior year. Revenues from development contracts included in corporate sales decreased $59,000 or 27% to $156,000 from $215,000 for the prior year due primarily to decreases in non-recurring engineering revenues. Revenues from development contracts in 2001 and 2000 were primarily attributable to porting of the Company's software to third party products such as smartphones and web browsers.

     China sales decreased $187,000, or 10%, to $1,724,000 for the year ended December 31, 2001, as compared to $1,911,000 in the prior year. The decrease was due to a decrease in system integration sales of $202,000, or 13%, to $1,401,000 in 2001, as compared to $1,603,000 in the prior year. The decrease in system integration sales was offset by an increase in software sales of $15,000, or 5%, to $323,000 in 2001 as compared to $308,000 in the prior year. The changes in revenues are not related to any single customer.

     Cost of Sales. Cost of sales decreased $656,000, or 23%, to $2,240,000 for the year ended December 31, 2001, as compared to $2,896,000 in the prior year period.

     Online cost of sales decreased $282,000, or 26%, to $805,000 in 2001, as compared to $1,087,000 in the prior year. This decrease was due to lower mailing costs brought about by the reduced number of new names available in 2001 as compared to 2000.

     Corporate sales costs decreased $126,000, or 30%, to $290,000 from $416,000 in the prior year. Costs associated with the Company's signature software solutions decreased $36,000, or 21%, to $135,000, compared to $171,000 in the prior year period. The decrease in the cost of software solutions was due to a decrease in amount of third party hardware costs sold with the Company's corporate signature software products during 2001 as compared to 2000. Amortization of capitalized software costs was approximately $12,000 in 2001 and 2000, respectively. Costs of development contract revenues included in corporate sales decreased $85,000, or 45%, to $105,000 in 2001, as compared to $190,000 in the prior year. The decrease in development contract cost was due to the reduction in non-recurring engineering projects during 2001 as compared to the prior year period. OEM costs decreased $5,000, or 37%, to $38,000 as compared to $43,000 in the prior year. The decrease was due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers.

     China cost of sales decreased $247,000, or 18%, to $1,145,000 in 2001 as compared to $1,393,000 in the prior year period. The decrease was due to the decrease in systems integration sales in 2001 as compared to the prior year.

     Gross Margin. Gross margin decreased $709,000, or 16%, to $3,707,000 in 2001, as compared to $4,416,000 in the prior year.

     Online gross margin decreased $3,000, or 3%, to $108,000 in 2001, as compared to gross margins of $111,000 in the prior year period. The decrease was due to the lower sales volumes as compared to the prior year offset by the elimination of the follow-up mailer costs, which were primarily used to convert long-time users of PDA's to the Company's more natural input products. Online gross margins were 12% of sales for the year ended December 31, 2001.

     Corporate sales gross margin decreased $767,000, or 20%, to $3,020,000 in 2001, from $3,787,000 in the prior year period. This decrease was primarily due to the 21% decrease in Corporate sales as discussed above. Corporate sales gross margin as a percentage of sales was 91% and 90% of revenues for the years ended December 31, 2001 and 2000, respectively.

     China sales gross margin increased $61,000, or 12%, to $579,000 in 2001, from $518,000 in the prior year. This increase was primarily due to the increase in software sales in 2001 as discussed above. China sales gross margin as a percentage of sales increased 7% to 34% as compared to 27% in the prior year.

     Research and Development Expenses. Research and development expenses increased $205,000, or 11%, to $1,808,000 for the twelve months ended December 31, 2001, as compared to $1,603,000 for the prior year. Salaries and related costs decreased $104,000, or 9%, to $1,077,000 in 2001, compared to $1,181,000 in 2000. This decrease was due to reductions in headcount during 2001 as compared to 2000. Other costs, including shared development costs with the Joint Venture, facility and other costs increased $255,000 to $342,000 in 2001, compared to $87,000 in the prior year. The increase was due primarily to outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products and continued support for new engineering projects. Other expenses including travel and related expenses and depreciation decreased 6%, or $30,000, as compared to the prior year period. In addition costs, associated with development contracts and charged to cost of sales decreased $84,000 or 44% to $106,000 from $190,000 in the comparable prior year period. This decrease was due to a lower number of revenue generating nonrecurring engineering projects in 2001 compared to the prior year.

     Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2001 decreased $185,000, or 10%, to $2,054,000, as compared to $2,239,000 in the prior year. Payroll and related costs decreased 12%, or

$93,000, to $2,054,000 in 2001 from $2,239,000 due primarily to a decrease in headcount during the year. Travel and related expenses decreased $58,000, or 29%, to $140,000 in 2001, compared to $198,000 in the prior year. The decrease was due to decreases in travel related to the reduction in headcount from the comparable prior year. Advertising and promotion expense decreased $195,000, or 49%, to $203,000 in 2001, from $398,000 in the prior year. The decrease was due primarily to the one-time cost of the development of a media campaign in the prior year related to the Company's Online sales via CIC's website. Professional services expense increases $128,000, or 129%, to $227,000 from $99,000 in the comparable prior year period. The increase was due to marketing studies undertaken by the Company to assess the markets with the greatest potential for the Company's products. Other costs, such as facilities and miscellaneous expenses, increased $33,000, or 5%, in 2001 as compared to the prior year.

     General and Administrative Expenses. General and administrative expenses increased 34%, or $610,000, to $2,791,000 for the year ended December 31, 2001, from $2,181,000 for the prior year. The increase was primarily due to a increase in patent amortization expense of $393,000, or 914%, to $436,000 in 2001 from $43,000 in the prior year. In addition professional fees increased $274,000, or 105%, to $535,000 from $261,000 in the comparable prior year period.Investor relations expenses decreased $66,000, or 15%, to $366,000 in 2001, as compared to $432,000 in the comparable prior year. The decrease was due primarily to a reduction in costs associated with information disseminated through the wire services. Other expenses including travel, facilities cost and provision for uncollectable accounts increased $9,000 in 2001 as compared to the prior year.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense) net, decreased $60,000, or 79%, to $16,000 in 2001, from $76,000 in the prior year. This decrease resulted from a decrease in cash balances and interest rates during the year. The interest income was offset by fees associated with credit card sales from the Company's website of approximately $37,000 in 2001, compared to $49,000 in the prior year.

     Interest Expense. Interest expense increased $16,000, or 6%, in 2001, to $282,000 from $266,000 in the prior year. This increase was due to the increase in long-term debt outstanding since June of 2001.

Years Ended December 31, 2000 and December 31, 1999

     Revenues. Revenues increased $794,000, or 12%, to $7,312,000 for the year ended December 31, 2000, as compared to $6,518,000 in the prior year.

     Online revenues declined $477,000, or 28%, to 1,198,000 in 2000, as compared to $1,675,000 in the prior year period. In 1999, the Company was able to draw on a large number of previously unsolicited names during the first year of the direct mail campaign. In 2000, the number of names was reduced to newly registered Palm users, and was the primary reason for the decline in revenues. Sales of the Company's Handwriter products for the years ended December 31, 2000 and 1999, respectively, were insignificant. The Company discontinued the Handwriter products in 1998, and sold the remaining inventory over the web through the second quarter of 1999.

     Corporate sales, which includes Enterprise and OEM revenue increased $980,000, or 30%, to $4,203,000 (including the nonrecurring maintenance fees from M10, previously PenOp) for the year ended December 31, 2000 compared to $3,223,000 in the prior year period. Sales of the Company's software solutions and maintenance to end users increased $1,805,000 to $1,921,000 in 2000, compared to $116,000 in the prior year period. The increase was due primarily to nonrecurring maintenance fees, from M10, and the sale of software solutions and maintenance revenues to Charles Schwab, Assurant, Orange County, E-Com, and others in 2000. During the fourth quarter of 2000, the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877,000 was recorded (net). The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp (see note
1). OEM revenues included in corporate sales decreased $574,000, or 22%, to $2,067,000, from $2,641,000 in the prior year period. This decrease was due to a reduction in the amount of revenues recognized from Ericsson and other OEM's compared to the prior year. Revenues from development contracts included in corporate sales decreased $251,000, or 54%, to $215,000, from $466,000 for the prior year due primarily to decreases in non-recurring engineering ("NRE") revenues. Revenues from development contracts in 2000 and 1999 were primarily attributable to porting of the Company's software to third party products such as smartphones and web browsers.

     China sales increased $291,000, or 18%, to $1,911,000 for the year ended December 31, 2000, as compared to $1,620,000 in the prior year. The increase is due to increased sales activity in 2000, and not related to any one-time large sale to a single customer.

     Cost of Sales. Cost of sales decreased $421,000, or 13%, to $2,896,000 for the year ended December 31, 2000, as compared to $3,317,000 in the prior year period.

     Online cost of sales decreased $745,000, or 41%, to $1,087,000 in 2000, as compared to $1,832,000 in the prior year. This decrease is due to the reduced number of new names available in 2000, as compared to 1999, and the elimination of mailing costs associated with follow-up mailers sent after initial contact.

     Corporate sales costs increased $91,000, or 28%, to $416,000 from $325,000 in the prior year. Costs associated with the Company's signature software solutions increased to $167,000, and was due to $155,000 in third party hardware costs sold with the Company's corporate signature software solution products, and $12,000 in amortization of capitalized software costs. The Company had no significant costs associated with its off-the-shelf signature solution products sold in 1999, due to the low volume of revenues generated compared to 2000. Costs of development contract revenues included in corporate sales decreased $71,000, or 27%, to $190,000 in 2000, as compared to $261,000 in the prior year.
The decrease in development contract cost is due to the reduction in non-recurring engineering projects during 2000 as compared to the prior year period. OEM costs decreased $5,000, or 8%, to $59,000, as compared to $64,000 in the prior year. The decrease is due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers.

     China cost of sales increased $233,000, or 20%, to $1,393,000 in 2000, as compared to $1,160,000 in the prior year period. The increase was due to the increase in sales activity in 2000 as compared to the prior year.

     Gross Margin. Gross margin increased $1,215,000, or 38%, to $4,416,000 in 2000, as compared to $3,201,000 in the prior year.

     Online gross margin increased $268,000 to $111,000 in 2000, as compared to a gross margin loss of $157,000 in the prior year period. The increase was due to the change in the mix of names from new and long time users of Palm products to newly registered Palm users. The change in the mix of names has allowed the Company to eliminate the follow-up mailers, primarily used to attempt to convert long time users of PDA's to the Company's more natural input products. Online gross margins were 91% of sales for the year ended December 31, 2000.

     Corporate sales gross margin increased $889,000, or 31%, to $3,787,000 in 2000, from $2,898,000 in the prior year period. This increase is primarily due to the 30% increase in Corporate sales discussed above. Corporate sales gross margin as a percentage of sales was 90% for the years ended 2000 and 1999, respectively.

     China sales gross margin increased $58,000, or 13%, to $518,000 in 2000, from $460,000 in the prior year. This increase is primarily due to the 18% increase in sales in 2000 as discussed above. China gross margin as a percentage of sales declined 1% to 27% as compared to 28% in the prior year.

     Research and Development Expenses. Research and development expenses increased $240,000, or 18%, to $1,603,000 for the twelve months ended December 31, 2000, as compared to $1,363,000 for the prior year. Salaries and related costs increased $46,000, or 4%, to $1,181,000 in 2000, compared to $1,135,000 in
1999. This increase is due to additional headcount during 2000 compared 1999. Other costs, including shared development costs with the Joint Venture, facility and other costs increased $122,000 in 2000 compared to the prior year. In addition costs, associated with development contracts and charged to cost of sales decreased $72,000. This decrease was due to reduced revenue from non-recurring engineering projects in 2000 as compared to the prior year.

     Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2000, increased $362,000, or 19%, compared to the prior year.

Payroll and related costs in 2000 increased 16%, or $110,000, due primarily to increased headcount during the year. Travel and related expenses increased $77,000, or 64%, in 2000 compared to the prior year. The increase was due to increases in travel related to sales and marketing activities compared to the prior year. Advertising and promotion expense increased $210,000, or 112%, to $398,000 in 2000, from $188,000 in the prior year. The increase was due to a $76,000, or 90%, increase in media placement costs and $134,000 or 107% increase in trade show and printed marketing materials expenses compared to the prior year. Other costs, such as facilities and miscellaneous expenses, decreased $35,000, or 4%, in 2000 to $866,000 from $901,000 in the prior year.

     General and Administrative Expenses. General and administrative expenses increased 30%, or $498,000, to $2,181,000 for the year ended December 31, 2000, from $1,683,000 for the prior year. Payroll and related costs in 2000 increased 13%, or $132,000, due to the addition of key management in late 1999 and the third quarter of 2000. Investor relations expenses increased $218,000, or 102%, to $432,000 in 2000, as compared to $214,000 in the prior year. This increase was due to additional NASDAQ listing fees, and the increased costs of disseminating information due to the increased interest in the Company in the fourth quarter of 1999 and the first quarter of 2000. Director and officers insurance expense increased $44,000 in 2000, due to the increased activity in the Company's stock. Patent amortization due to the capitalization of the intellectual property from the PenOp acquisition increased $28,000 over the prior year. Other expenses including travel, professional services, facilities cost and provision for uncollectable accounts increased $76,000 in 2000 as compared to the prior year.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense) net, increased $21,000, or 38%, to $76,000 in 2000, from $55,000 in the prior year. This increase resulted from an increase in interest income due to higher cash balances during the year. The increase in interest income was offset by fees associated with credit card sales from the Company's website of approximately $49,000 in 2000, compared to $59,000 in the prior year.

     Interest Expense. Interest expense increased $193,000, or 264%, in 2000, to $266,000 compared to $73,000 in the prior year. This increase is due to long-term debt outstanding for the full year and the amortization of the loan discount associated with warrants issued in connection with the long term debt.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2001 totaled $2,588,000, compared to cash and cash equivalents of $2,349,000 at December 31, 2000. This increase was primarily attributable to $2,456,000 of cash provided by financing activities, offset by $2,159,000 used in operations and $58,000 of cash used in investing activities in 2001. In 2001, the effect of exchange rate changes on cash was immaterial.

     At December 31, 2001, current liabilities, which include deferred revenue, were $882,000. Deferred revenue, totaling $88,000 at December 31, 2001, primarily reflects advance service contract fees received from the Company's licensees which are generally recognized as revenue by the Company in the period in which the service work is completed.

     As of December 31, 2001, the Company's principal source of liquidity was its cash and cash equivalents of $2,588,000. In each year since its inception, the Company has incurred losses. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

     Financing.On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181,000 denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance.

     On September 1, and September 19, 2000, respectively, the Company's 90% owned Joint Venture borrowed, in two transactions the aggregate equivalent of $120,000, denominated in Chinese currency, from a Chinese bank. The loans bore interest at 5.12% and were due on March 2, and March 19, 2001, respectively. The borrowings did not require a compensating balance. The notes were paid in March 2001.

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which the trustee was a former director and officer of the Company (the "Trust"). The proceeds of the Loan were used to refinance $1,500,000 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999(see below), and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 8.00% per annum at September 30, 2001, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

     In October 1999, the Company entered into a loan agreement with the same charitable remainder annuity trust, whereby the then existing Bridge Loan of $750,000 was converted into a long-term loan in the amount of $1,500,000 (the "1999 Loan"). The 1999 Loan was secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bore interest at the rate of 2% over the prime rate as published by Citibank from time to time. In , in connection with the 1999 Loan, the Company issued to the charitable remainder annuity trust warrants to purchase 300,000 shares of the Company's common stock. The Company ascribed a value of $179,000 to these warrants, which was amortized to the Company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%. The warrants had an exercise price of $1.09 per share. On January 20, 2000, the charitable remainder trust, of which a director and officer of the Company is a trustee, exercised all 300,000 warrants issued in connection with the $1,500,000 long-term debt. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued approximately 255,000 shares of common stock in exchange for the 300,000 warrants.

     Operating Lease Commitments. The Company leases facilities in the United States and China. The Company's rental expense for the years ended December 31, 2001, and 2000 was approximately $443,000 and $390,000, respectively. Sublease income was approximately $35,000 and $105,000 for the years ended December 31, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases are expected to be approximately $397,000 for the years ending December 31, 2002.

On October 2, 2001 the Company entered a new five year lease for its existing principal offices at 275 Shoreline Drive, Suite 500, Redwood Shores California for approximately 9,634 square feet. The lease commenced on November 1, 2001, with first year lease costs of approximately $347,000. The cost of the lease will increase approximately 3% per annum over the term of the lease which expires on October 31, 2006. In addition to the base rent the Company will pay a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the offices will be adequate for its needs over the term of the lease.

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

Item 8. Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 2001, 2000, and 1999 begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 24, 2002.

Item 11. Executive Compensation

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 24, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 24, 2002.

Item 13. Certain Relationships and Related Transactions

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders expected to be held on June 24, 2002.

                                                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Index to Financial Statements

                                                                           Page
(a)(1) Financial Statements
   Report of Stonefield Josephson, Inc., Independent Auditors..........     F-1
   Consolidated Balance Sheets at December 31, 2001 and 2000...........     F-2
   Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000, and 1999.................................     F-3
   Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) for the years ended December 31, 2000, 1999 and 1998.....     F-4
   Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998............................     F-5
   Notes to Consolidated Financial Statements..........................     F-6
(a)(2) Financial Statement Schedule
   Schedule II Valuation and Qualifying Accounts and Reserves..........     S-1

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

     4.5 Form of Incentive Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.7 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.6 Form of Non-Qualified Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.8 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.7 Form of Stock Option Grant under 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.9 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
     4.8 1994 Stock Option Plan, incorporated herein by reference to Exhibit G of the Company's Second Amended Disclosure Statement filed on Form 8-K dated October 19, 1994 and approved by shareholders on November 14, 1994.
     4.9 Form of Warrant of the Company dated March 28, 1997 issued in connection with the Waiver by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 4.9 of the Company's 1996 Form 10-K (File No. 0-19301).
     4.10 1999 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement filed on May 4, 1999 and approved by shareholders on June 7, 1999.
              .
     +10.1Licensing and  Development  Agreement for Use and Marketing of Program
          Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)
     10.2 Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to
          Exhibit 10.13 of the Company's 1994 Form 10-K (File No. 0-19301)
     10.3 Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
     10.4 Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
     10.5 Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
     10.6 Form of Registration Rights Agreement between the Company and Libra Investments, Inc., dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
     10.7 Form of Subscription Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to
          Exhibit 1 of the Company's Form 8-K dated June 27, 1996.
     10.8 Form of Registration Rights Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to
          Exhibit 2 of the Company's Form 8-K dated June 27, 1996.
     10.9 Form of Preferred Stock Investment Agreement, dated as of December 31, 1996, between the Company and the investors listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated December 31, 1996.
     10.10Form of Registration Rights Agreement between the Company and the Investors Listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated December 31, 1996.
     10.11Form of Certificate of Designation of the Company with respect to the 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 3 of the Company's Form 8-K dated December 31, 1996.
     10.12Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No. 0-19301).

     10.13Form  of   Subscription   Agreement   between  the  Company  and  each
          subscriber, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 3, 1997.
     10.14Certificate of  Designations of the Company with respect to the Series
          B 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 13, 1997.
     10.15Form of Registration  Rights  Agreement,  by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 13, 1997.
     10.16Amendment to the Company's  Certificate of Designation with respect to the 5% Cumulative Convertible Preferred Stock dated June 12, 1998, incorporated herein by reference to Exhibit 10.23 of the Company's 1998 Form 10-K (File No. 0-19301).
     10.17Amendment  to  the  Company's  Amended  and  Restated  Certificate  of
          Incorporation dated June 12, 1998, incorporated herein by reference to
          Exhibit 10.24 of the Company's 1998 Form 10-K (File No. 0-19301). 10.18Employment Agreement dated August 14, 1998 between James Dao and the
          Company, incorporated herein by reference to Exhibit 10.25 of the Company's 1998 Form 10-K (File No. 0-19301).
     ++10.19 Software  Development and License  Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company, incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).
     10.20Loan and Warrant  Agreement dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust. 10-21Asset Purchase Agreement between the Company and PenOp Ltd and PenOp
          Inc., incorporated herein by reference to the Company's Form 8-K dated October 6, 2000.
     10-22Loan  dated  June 19,  2001  between  the  Company  and the  Philip S.
          Sassower 1996 Charitable Remainder Annuity Trust.
     *21.1 Schedule of Subsidiaries.
     *23.1Consent of Stonefield Josephson, Accountancy Corporation,  Independent
          Accountants.

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

                                        COMMUNICATION INTELLIGENCE CORP.
                                        By:
                                                /s/ Guido DiGregorio
                                           _____________________________
                                                   Guido DiGregorio
                                      President and Chief Executive Officer and
                                                Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2001.

     Signature                                  Title


  /s/ Guido DiGregorio       Chairman, President and Chief Executive Officer
___________________________  (Principal Executive Officer)
    Guido DiGregorio

 /s/ Francis V. Dane         Chief Legal Officer and Acting Chief Financial
___________________________  Officer(Principal Financial and Accounting Officer)
     Francis V. Dane

 /s/ Michael Farese          Director
___________________________
     Michael Farese

 /s/ Louis Panetta           Director
___________________________
     Louis Panetta

 /s/ Chien Bor Sung          Director
___________________________
     Chien Bor Sung

                          Independent Auditors Report


Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California


We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and financial statement schedule for each of the three years in the period ended December 31, 2001, as listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the consolidated financial statements and financial statements schedule listed in the index appearing under Item 14(a)(1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries ("the Company") as of December 31, 2001, and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




STONEFIELD JOSEPHSON INC.
Certified Public Accountants

San Francisco, California
February 18, 2002

                     Communication Intelligence Corporation
                           Consolidated Balance Sheets
                    (In thousands, except par value amounts)


                                                          December 31,
                                               ---------------------------------
                                                     2001              2000
                                               ---------------------------------

Assets
Current assets:
  Cash and cash equivalents..................   $    2,588        $    2,349
  Accounts receivable, including
  $350 from M10 (Previously PenOp) at
  December31, 2000 net of allowances of $278
  and $118 at December 31, 2001 and
  2000,respectively..........................        1,043             1,760
  Inventories................................          129               171
  Prepaid expenses and other current assets..          139               270
                                               ---------------   ---------------
        Total current assets.................        3,899             4,550

Note receivable from officer.................            -                46
Property and equipment, net..................          161               262
Patents and trademarks.......................        5,799             6,234
Other assets.................................          213               210
                                               ---------------   ---------------
        Total assets.........................   $   10,072        $   11,302
                                               ===============   ===============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...........................   $      206        $      679
  Short-term debt............................          181               120
  Accrued compensation.......................          208               263
  Other accrued liabilities..................          199               318
  Deferred revenue...........................           88                61
                                               ---------------   ---------------
        Total current liabilities............          882             1,441


Long-term debt - related party...............        3,000             1,427

Minority interest............................          130               127

Commitments

Stockholders' equity:
  Common stock, $.01 par value; 100,000
  shares authorized; 90,912 and 89,668 shares
  issued and outstanding at December 31, 2001
  and 2000, respectively.....................          909               897
  Additional paid-in capital.................       81,605            80,656
  Accumulated deficit........................      (76,258)          (73,043)
  Accumulated other comprehensive loss.......         (196)             (203)
                                               ---------------   ---------------

Total stockholders' equity...................        6,060             8,307
                                               ---------------   ---------------


 Total liabilities and stockholders' equity..   $   10,072        $   11,302
                                               ===============   ===============

           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                               Years ended December 31,
                                     -------------------------------------------
                                          2001           2000          1999
                                     -------------------------------------------

Revenues:
  Online..........................  $      913     $    1,198    $    1,675
  Corporate.......................       2,958          3,326         3,223
   Nonrecurring maintenance
   fees - M10 (Previously PenOp)..         352            877             -

  China...........................       1,724          1,911         1,620
                                     -------------- ----------------------------
                                         5,947          7,312         6,518
                                     -------------- ----------------------------
Operating costs and expenses:
   Cost of sales:
     Online........................        805          1,087         1,832
     Corporate.....................        290            416           325
     China.........................      1,145          1,393         1,160
   Research and development........      1,808          1,603         1,363
   Sales and marketing.............      2,054          2,239         1,877
   General and administrative......      2,791          2,181         1,683
                                     -------------- ----------------------------


                                         8,893          8,919         8,240
                                     -------------- ----------------------------

Loss from operations..............      (2,946)        (1,607)       (1,722)

Interest income and other income
(expense), net....................          16             76            55
Interest expense..................        (282)          (266)          (73)
Minority interest.................          (3)            (2)            -
                                     -------------- ----------------------------


Net loss.........................   $   (3,215)    $   (1,799)   $   (1,740)
                                     ============== ============================
Basic and diluted loss per
share............................   $    (0.04)    $    (0.02)   $    (0.02)
                                     ============== ============================

Weighted average shares..........       90,571         85,324        79,625
                                     ============== ============================



           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                 (In thousands)


                                                           Accumulated
                                     Additional               Other
                             Common   Paid-In  Accumulated Comprehensive
                             Stock    Capital    Deficit       Loss       Total

            --------------------------------------------------------------------
Balances
as of  December 31, 1998....  $785    $70,205    $(69,504)    $(154)    $1,332
Issuance of 300 warrants in
  connection with Long-term
  debt.......................    -        179           -         -        179
Exercise of options for
  3,421 shares of Common
  Stock......................   34      1,802           -         -      1,836
Exercise of 329 warrants for
  329 shares of Common Stock.    3        797           -         -        800
Foreign currency translation
  adjustment.................    -         -            -       (58)       (58)
Net loss.....................    -         -       (1,740)        -     (1,740)
                              --------------------------------------------------
Balances as of December 31,
  1999.......................  $822   $72,983     $(71,244)   $(212)    $2,349
                              --------------------------------------------------
Exercise of 2,352 options
  for 2,352 shares of Common
  Stock......................  $24    $1,559             -        -     $1,583
Exercise of 406 warrants for
  361 shares of Common Stock.    4       433             -        -        437
Issuance of 4,700 shares of
  Common Stock in exchange
  for intellectual property
  of PenOp Ltd...............   47     5,681             -        -      5,728
Foreign currency translation
  adjustment.................    -        -              -        9          9
Net loss.....................    -        -         (1,799)       -     (1,799)
                              --------------------------------------------------
Balances as of December 31,
  2000....................... $897  $80,656       $(73,043)   $(203)    $8,307
                              --------------------------------------------------

Exercise of options for
  1,176 shares of Common
  Stock......................  $11     $892              -        -       $903
Issuance of 68 shares of
  Common Stock in exchange
  for services...............    1       57              -        -         58
Foreign currency translation
  adjustment.................    -        -              -        7          7
Net loss.....................    -        -         (3,215)       -     (3,215)
                              --------------------------------------------------
 Balances as of December 31,
  2001....................... $909  $81,605       $(76,258)   $(196)    $6,060
                             ---------------------------------------------------



           See accompanying Notes to Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                Years ended December 31,
                                       -----------------------------------------
                                           2001          2000          1999
                                       -----------------------------------------

Cash flows from operating activities
Net loss............................   $  (3,215)    $  (1,799)    $  (1,740)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Depreciation and amortization.....         687           328           334
  Equity securities issued for
  services..........................          58             -             -
  Non-cash compensation.............          46            89             -
 (Gain) loss on disposal of property
  and equipment.................               -             -            (1)
  Changes in operating assets and
    liabilities
    Accounts receivable, net.........         717          (185)         (429)
    Inventories......................          42           (90)           (7)
    Prepaid expenses and other current
    assets...........................         135           (95)          (72)
    Other assets.....................         (14)           48           (49)
    Accounts payable.................        (469)          390          (184)
    Accrued compensation.............         (55)           (3)           38
    Other accrued liabilities........        (117)         (176)           70
    Deferred revenue.................          26            26          (616)
                                       ------------- ------------- -------------
Net cash used in operating activities.     (2,159)       (1,467)       (2,656)
                                       ------------- ------------- -------------

Cash flows from investing activities
Acquisition of property and equipment.        (58)         (636)          (78)
Acquisition of property through
capital leases......................            -             2            17
                                       ------------- ------------- -------------
Net cash used in investing activities.        (58)         (634)          (61)
                                       ------------- ------------- -------------

Cash flows from financing activities
Proceeds from issuance of short-term
debt.................................         181           120            96
Proceeds from issuance of long-term
debt - related party.................       3,000             -         1,500
Restricted cash related to short-term
debt.................................           -             -           250
Principal payments on short-term debt        (120)          (60)         (181)
Principal payments on short-term debt      (1,500)            -             -
Principal payments on capital lease
obligations.........................           (8)           (4)          (5)
Proceeds from exercise of warrants...           -            437          800
Proceeds from exercise of stock options        903         1,583        1,836
                                       ------------- ------------- -------------
Net cash provided by (used in)
financing activities.................        2,456         2,076         4,296
                                       ------------- ------------- -------------
Effect of exchange rate changes on
cash.............................                -             -             -

Net increase (decrease) in cash and
cash equivalents....................           239           (25)        1,579
Cash and cash equivalents at
beginning of year...................         2,349          2,374          795
                                       ------------- ------------- -------------
Cash and cash equivalents at end
of year............................      $   2,588     $   2,349     $   2,374
                                       ============= ============= =============

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

     For the five-year period ended December 31, 2001, the Company incurred aggregate losses of $27,286, and, at December 31, 2001, the Company's accumulated deficit was approximately $76,258. The Company has primarily funded these losses through the sale of debt and equity securities.

     As of December 31, 2001, the Company's principal source of liquidity was its cash and cash equivalents of $2,588. Although there can be no assurance, the Company believes that its current resources, together with expected revenues, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. Management believes that it will be able to reduce discretionary spending if required.

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

Reclassification

     The  revenues   have  been   reclassified   to  conform  with  the  current
year presentation.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1.   Nature  of   Business,   Basis  of   Presentation   and   Summary   of
     SignificantAccounting Policies (continued)

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, restricted cash, and short-term debt, approximate fair value due to their short maturities.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity at the date of purchase of three months or less to be cash equivalents.

     Short-term investments are classified as "available-for-sale." For all periods presented, cost of investments approximated fair market value. The cost of securities sold is based on the specific identification method. The Company had no short-term investments as of December 31, 2001 or 2000.

        The Company's cash and cash equivalents, at December 31, consisted of the following:

                                                           2001        2000
                                                        ----------- ------------

Cash in bank.............................. .........    $  1,621    $  1,332
Commercial paper....................................          26         687
Money markets.......................................         941         330
                                                        ----------- ------------


  Cash and cash equivalents........................     $  2,588    $  2,349
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

     At December 31, 2001, the Joint Venture had approximately $802 in cash accounts held by a financial institution in the People's Republic of China. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

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

     Six customers accounted for approximately 62% of gross accounts receivable at December 31, 2001. Eleven customers accounted for approximately 72% of gross accounts receivable at December 31, 2000.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out ("FIFO") method. Cost principally includes direct materials. At December 31, 2001 and 2000, inventories consisted of finished goods.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Property and Equipment, Net

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation expense was $140, $166 and $190 for the year ended December 31, 2001, 2000 and 1999, respectively.

     Property and equipment, net at December 31, consists of the following:

                                                           2001         2000
                                                       ------------ ------------

Machinery and equipment...............................    $1,224       $1,191
Office furniture and fixtures.........................       448          448
Leasehold improvements................................        84           84
Purchased software....................................       206          174
                                                       ------------ ------------
                                                           1,962        1,897
Less accumulated depreciation and amortization........    (1,801)      (1,635)
                                                       ------------ ------------
                                                         $   161      $   262
                                                       ============ ============

     Included in property and equipment as of December 31, 2001, and 2000 is $42 and $42, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $38 and $32 at December 31, 2001 and 2000, respectively.

Patents

     On October 6, 2000, a wholly-owned subsidiary of the Company, acquired certain assets of PenOp Limited (PenOp) and its subsidiary PenOp Inc. pursuant to an asset purchase agreement dated as of September 29, 2000. Patents are stated at cost less accumulated amortization which in Managements opinion is less than fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $436, $43 and $15 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Patents, net at December 31, consists of the following:

                                 Expiration     Life         2001         2000
                                ----------     ----   ------------ ------------
Patent......................      Various         5       $   9      $     9
Patent......................      Various         7         476          476
Patent......................         2013        13          93           93
Patent......................         2014        14         187          187
Patent......................         2015        15         373          373
Patent......................         2017        17        5607        5,607
                                                       ------------ ------------
                                                           6745        6,745
Less accumulated amortization..........                    (946)        (511)
                                                       ------------ ------------
                                                        $  5,799      $ 6,234
                                                       ============ ============

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment reserve in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such reserves have been recorded in the three years ended December 31, 2001.

Software Development Costs

     The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalization commences upon the completion of a working model and ends on general product release. As of December 31, 2001 and 2000, such costs were insignificant and are included as a component of "other assets" in the accompanying consolidated balance sheets. Amortization expense related to capitalized software development costs in 2001, 2000 and 1999 amounted to $12, $12 and $1, respectively.

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

Revenue Recognition

     In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 97-2, "Software Revenue
Recognition" ("SOP 97-2"), which the Company has adopted for transactions entered into during the fiscal year beginning January 1, 1998. SOP 97-2 provides guidance for recognizing revenue on software transactions and supersedes Statement of Position No. 91-1, "Software Revenue Recognition". In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence ("VSOE") necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. In December 1998, the AICPA issued Statement of Position No. 98-9 ("SOP 98-9") Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretative guidance. SOP 98-9 is effective for fiscal years beginning after March 15, 2000. The Company also follows the interpretive guidance of SAB 101 issued by The Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force.

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

     Three customers accounted for 13%, 9% and 7%, respectively, of revenues in 2001. Three customers accounted for 16%, 6% and 5%, respectively, of revenues in 2000. One customer accounted for 27% of revenues in 1999. No other customers accounted for greater than 10% of revenues in 2001, 2000 and 1999.

Research and Development

     Research and development costs are charged to expense as incurred.

Advertising

     The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2001, 2000, and 1999 was $203, $399 and $140,
respectively.

Net Loss Per Share

     The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the year ended December 31, 2001, 2000 and 1999 potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 7,027, 8,145 and 9,956 of equivalent shares and of warrants of 237, 237 and 876 equivalent shares, respectively.

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

     Net foreign currency transaction gains and losses are included in "interest income and other income (expense), net" in the accompanying consolidated statements of operations. The Company recorded a net foreign currency transaction gain of $59 for the year ended December 31, 1999. Foreign currency transaction gains in 2001 and 2000 were insignificant.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the asset will not be realized.

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

     Subsequent to the closing, an officer and Chairman of the Board of the Company at that time, and his designees, purchased in a private transaction an aggregate of 1,713,728 shares of common stock received by Sellers in connection with the Acquisition for $3.3 million.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that business combinations entered into after June 20, 2001 be accounted for as using the purchase method, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for business combinations initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company believes that adoption of FASB No. 141 will not have a material impact on its current financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles". SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or in a group of other assets (not acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets or intangibles assets acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company is evaluating the effect, if any, on its financial position and results of operations arising from the issuance of SFAS No. 142, "Goodwill and Other Intangibles."

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. " SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. SFAS No. 144 also focuses on reporting the effects of a disposal of a segment of a business. Statement SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 will have a material impact on the Company's financial position or results of operations at this time.

     In January 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF Issue No. 00-27 effective for convertible debt

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

instruments issued after November 16, 2000. This pronouncement requires the use of the intrinsic value method for recognition of the detachable and imbedded equity features included with indebtedness, and requires amortization of the amount associated with the convertibility feature over the life of the debt instrument rather than the period for which the instrument first became convertible. The Company does not expect EITF Issue No. 00-27 will have a material impact on the Company's financial position or results of operations at this time.


2. Chinese Joint Venture

     The Company currently owns 90% of a joint venture with the Information Industry Bureau of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 2001, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency are required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.

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

     The accumulated other comprehensive loss at December 31, 2001 and 2000 consisted of cumulative foreign currency translation adjustments.

4. Short-term Debt

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

     Interest expense for the years ending December 31, 2001, 2000, and 1999 was $281, $266, and $53, respectively. Interest expense associated with related party debt was $274, $258 and $53 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Related Party Transactions

     In April 1994, the Company loaned $210 to the Company's then Chief Executive Officer in exchange for a note, secured by shares of the Company's Common Stock, bearing interest at the lesser of the highest marginal rate per annum applicable to the Company's borrowings or the highest rate allowable by law (10% per annum at December 31, 1997). On August 14, 1998, the Company entered into an employment agreement (the "Employment Agreement") with the

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Related Party Transactions (continued)

aforementioned former officer. Under the Employment Agreement, the former officer provided consulting services to the Company through December 15, 2001. In exchange for these services, $110 of the note receivable from the officer was forgiven on a monthly basis over the period commencing August 15, 1998 and ending December 15, 2001. Per the terms of the employment agreement, the remaining $100 of the note receivable from the officer was forgiven on December 15, 2001.

     On June 16, 1999, the Company obtained a bridge loan (the "Bridge Loan") in the amount of $500 from a charitable remainder annuity trust, a trustee of which was then a director and officer of the Company. The Bridge Loan was increased by $150 and $100 in August and September 1999, respectively. Amounts outstanding under the Bridge Loan bore interest at the prime rate plus 2%. The loan was secured by the Company's cash, accounts receivable and other receivables as then owned or thereafter acquired by the Company. The Bridge Loan plus accrued interest was due December 31, 1999. In October 1999, the Bridge Loan was converted to long-term debt as discussed below.

     On October 20, 1999, the Company entered into a loan agreement with the same charitable remainder annuity trust, whereby the then existing Bridge Loan of $750 was converted into a long term loan in the amount of $1,500 (the "1999 Loan"). The 1999 Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The 1999 Loan bore interest at the rate of 2% over the prime rate as published by Citibank from time to time. The note had a due date of January 31, 2002. In connection with the 1999 Loan the Company issued to the charitable remainder annuity trust warrants to purchase 300 shares of the Company's common stock. The warrants had an exercise price of $1.09 per share. The Company ascribed a value of $179 to these warrants, which was amortized to the Company's results of operations over the life of the debt. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%. On January 20, 2000, the charitable remainder trust exercised all 300 warrants issued in connection with the $1,500 long-term debt. The warrants were exercised under the cashless exercise provision in the warrant agreement. The Company issued 255 shares of common stock in exchange for the 300 warrants. The 1999 Loan was paid off June 19, 2001 as discussed below.

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with the charitable remainder annuity trust, a trustee of which was then a director and officer of the Company (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 8.00% per annum at September 30, 2001, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan.

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

     In 2001, 2000, and 1999, $150 in consulting fees, including office expenses, were paid to a party who, at that time, was a director of the Company.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Related Party Transactions (continued)

     During the fourth quarter of 2000 the Company engaged in a transaction with PenOp (See Note 1) to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million. The Company recorded $877 and $352 in nonrecurring maintenance services during the fourth quarter of 2000 and the first quarter of 2001, respectively, (net). The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp.

     Subsequent to the closing of the Acquisition (See Note 1), an officer and Chairman of the Board of the Company at that time, and his designees, purchased in a private transaction an aggregate of 1,713,728 shares of common stock received by Sellers in connection with the Acquisition for $3.3 million.

6. Stockholders' Equity

Common Stock Options

     The Company adopted two stock option plans in 1991 (the 1991 Stock Option Plan and the 1991 Non-discretionary Plan, collectively, the "1991 Plans"). Incentive and non-qualified options under the 1991 Plans may be granted to employees, officers, and consultants of the Company. As amended, there are 2,050 shares of Common Stock authorized for issuance under the 1991 Plans. At December 31, 2001, 63 options are available for grant. In late 1994 the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan allows directors, officers and employees to be eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of Common Stock are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying Common Stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying Common Stock on the date of grant. Options under the 1994 Plan generally vest over four years. For those options which vest over four years, 20% of the total options granted vest on the first anniversary of the date of grant, and an additional 20%, 20%, and 40% of the total options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Options under the 1994 Plan are generally exercisable over a period not to exceed seven years. At December 31, 2001, there were 433 options available for grant under the 1994 Plan.

     In December 1994, for services rendered options to purchase 180 shares of Common Stock at $0.50 per share were granted to three directors of the Company under non-plan option agreements. In addition, a non-plan option to purchase 100 shares of Common Stock at $0.50 per share was granted on December 28, 1994 to a newly elected director. The newly elected director also received an option, vesting one year from date of grant, to purchase 50 shares of Common Stock at an exercise price of $0.50 per share pursuant to the Company's 1991 Non-discretionary Plan. The non-plan options generally vest over four years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2001, 3,585 non-plan options were outstanding with a weighted average exercise price of $0.88 per share. Of such non-plan options, 3,167 were exercisable at December 31, 2001 with a weighted average exercise price of $0.89 per share.

     In June 1999, the Company adopted and the shareholders approved a stock option plan (the "1999 Plan"). Incentive and non-qualified options under the 1999 Plan may be granted to employees, officers, and consultants of the Company. There are 2,000 shares of Common Stock authorized for issuance under the 1999 Plan. The options have a ten year lifeand generally vest quarterly over three years. At December 31, 2001, there were 1,035 shares available for future grants.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

6. Stockholders' Equity (continued)

Common Stock Options

     Information with respect to the Company's 1991 Plans the 1994 Plan and the 1999 Plan is summarized below:

                                        Year Ended December 31,
                          ------------------------------------------------------
                                 2001                               2000
                          ------------------------------------------------------
                               Weighted                   Weighted
                               Average                    Average
                               Shares Exercise Price      Shares  Exercise Price
                          ------------------------------------------------------

Outstanding at
beginning of period..          3,257       $1.54          3,544         $1.02
Granted..............          1,367       $1.21            947         $3.19
Exercised............           (384)      $0.90           (757)        $0.85
Forfeited............           (798)      $1.53           (477)        $2.07
                              -------                    -------
Outstanding at period end..    3,442       $1.48          3,257         $1.54
                              =======                    =======
Options exercisable at
period end.......              2,208       $1.35          1,150         $1.27
                              =======                    =======
Weighted average grant-date
fair value of options
granted during the period...   $0.98                       $1.54
                              =======                     =======





     The following table summarizes information about stock options outstanding under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 2001:

                                                      Weighted Average
                                           -------------------------------------

                                                  Remaining
                             Options      Contractual Life (Years)
Range of Exercise Prices     Outstanding                          Exercise Price
--------------------------------------------------------------------------------

$0.00 - $0.50...............      24             3.8                   $0.47
$0.51 - $2.00...............   2,812             6.2                   $1.11
$2.01 - $2.99...............      58             7.8                   $2.32
$3.00 - $7.50...............     548             8.3                   $3.35
                            --------------
                                3,442
                            ==============

     The following table summarizes information about stock options exercisable under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 2001:

                                                                   Weighted
                                               Options              Average
Range of Exercise Prices                     Exercisable         Exercise Price
                                      ------------------------------------------
 $0.00 - $0.50.....................                12                 $0.47
 $0.51 - $2.00.....................             1,862                 $1.03
 $2.01 - $2.99.....................                56                 $2.30
 $3.00 - $7.50.....................               278                 $3.35
                                      -------------------
                                                2,208
                                      ===================

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

6. Stockholders' Equity (continued)

Common Stock Options

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to stockholders and basic and diluted net loss per share available to stockholders would have been as follows for the year ended December 31:

                                           2001          2000          1999
                                     -------------------------------------------

Net loss available to
  stockholders:
  As reported........................  $ (3,215)     $ (1,799)      $ (1,740)
  Pro forma..........................  $ (4,743)     $ (3,937)      $ (3,316)
Basic and diluted net loss per share
  available to
  stockholders:
  As reported........................  $  (0.04)     $  (0.02)      $  (0.02)
  Pro forma..........................  $  (0.05)     $  (0.05)      $  (0.04)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 4.1% for 2001, 4.7% for 2000, and 5.4% for 1999, an expected life of 6 years for 2001, 3.5 years for 2000, and 4 years for 1999, respectively; expected volatility of 100% all periods and dividend yield of 0% for all periods.

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

     On October 20, 1999, in connection with the 1999 Loan (as defined below in Note 6) the Company issued to a charitable remainder annuity trust warrants to purchase 300 shares of the Company's common stock. The warrants expire two years from the effective date of issuance and have an exercise price of $1.09 per share. The Company ascribed a value of $179 to these warrants, which were amortized to the Company's results of operations over the life of the warrant. The fair value ascribed to the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.50%; expected life of 2 years; expected volatility of 99%; and expected dividend yield of 0%.

     Warrants to purchase a total of 237 shares of Common Stock were outstanding as of December 31, 2001, and have a weighted average remaining contractual life of 3 months and a weighted average exercise price of $2.00 per share.

     As of December 31, 2001, 7,264 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

7. Commitments

Operating Lease Commitments

     The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2006. In addition, the Company subleased to third parties certain space adjacent to the Principal Offices through August 2001. The Joint Venture leases approximately 1,000 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $443, $390, and $376 in 2001, 2000, and 1999, respectively. Sublease income was approximately $35, $104, and $209 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Future minimum lease payments under noncancelable operating leases are approximately, $397,$408 ,$419, $430, and $407 for the years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively. The Company's rent expense was reduced by approximately $35 in 2001 in connection with the subleases described above. Future minimum payments required under capital leases, which expire in 2002, were insignificant at December 31, 2001.

8. Income Taxes

     As of December 31, 2001, the Company had federal net operating loss carryforwards available to reduce taxable income through 2012 of approximately $53,179. The Company also had federal research and investment tax credit carryforwards of approximately $315 which expire at various dates through 2010.

   Deferred tax assets and liabilities at December 31, consist of the following:

                                                       2001          2000
                                                    ----------------------------
Deferred tax assets:
Net operating loss carryforwards................     $ 21,272       $20,192
Credit carryforwards............................          315           315
Deferred income.................................           13            13
Other, net......................................          775           782
                                                    ----------------------------


Total deferred tax assets.......................       22,375        21,602
                                                    ----------------------------


Valuation allowance..............................    (22,375)       (21,602)
                                                    ----------------------------


Net deferred tax assets.........................    $      -       $      -
                                                    ============================

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

     The table below presents information about reporting segments for the years ended December 31,:

                              Handwriting         Systems
                              Recognition       Integration         Total
                            ----------------- ---------------- -----------------

     2001 (Unaudited)
     Revenues                  $ 4,546            $ 1,401          $  5,947
     Loss from Operations      $(2,842)           $  (104)         $ (2,946)
     Total assets              $ 8,662            $ 1,410          $ 10,072
     Depreciation and
     amortization              $   662            $    25          $    687

     2000 (Unaudited)
     Revenues                  $ 5,401            $ 1,911          $  7,312
     Loss from Operations      $(1,594)           $   (13)         $ (1,607)
     Total assets              $ 9,896            $ 1,405          $ 11,301
     Depreciation and
     amortization              $   310            $    18          $    328

     1999 (Unaudited)
     Revenues                  $ 4,898            $ 1,620          $  6,518
     Loss from Operations      $(1,078)           $   (44)         $ (1,722)
     Total assets              $ 3,523            $ 1,440          $  4,963
     Depreciation and
     amortization              $   289            $    45          $    334

     The following table represents revenues and long-lived asset information by geographic location for the period ended December 31:

                           Revenues                       Long Lived Assets
              ------------------------------------------------------------------
                2001    2000        1999       2001        2000         1999
              ------------------------------------------------------------------

     U.S.    $ 4,223  $ 5,401    $ 4,898   $  6,113    $  6,430      $   261

     China     1,724    1,911      1,620         44          66           83

              ------------------------------------------------------------------
     Total   $ 5,947  $ 7,312    $ 6,518   $  6,157    $  6,496     $    344
           =====================================================================

     The Company's export sales from U.S. operations were 16%, 36%, and 16%, of total revenues in 2001, 2000, and 1999, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

10. Statement of Cash Flows Data

                                                    December 31,
                                       -----------------------------------------
                                           2001        2000         1999
Schedule of non-cash transactions:

  Non-cash compensation................  $   46      $   89        $   -

  Equity securities issued for
  services.............................  $   58      $    -        $   -
  Intellectual property acquired in
  exchange for 4,700 shares of the
  Company's common stock...............  $    -      $ 5,728       $   -
  Fair market value of warrants in
  connection with long-term debt -
  related party........................  $    -      $     -       $ 176

10. Statement of Cash Flows Data (continued)

Supplemental disclosure of cash flow information:

     Interest paid in 2001, 2000, and 1999 was $196, $187, and $4, respectively.

11. Employee Benefit Plans

          The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

12. Quarterly information (Unaudited)

     The summarized quarterly financial data presented below, in the opinion of Management, reflects all adjustments which are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.



                            First       Second     Third     Fourth
                           Quarter      Quarter   Quarter    Quarter     Total
                           -------      -------   -------    -------    -------

2001 Unaudited
 Net Sales                $  1,618      $1,903    $   915     $1,511    $ 5,947
 Gross profit             $    996      $1,201    $   459     $1,051    $ 3,707
 Income (loss) before
 income taxes, and
 minority interest        $  (741)      $ (691)   $(1,228)    $ (552)   $(3,212)

 Net income (loss)        $  (741)      $ (693)   $(1,229)    $ (552)   $(3,215)

 Basic and diluted
 income (loss) per share  $ (0.01)      $(0.01)   $ (0.01)    $(0.01)   $ (0.04)

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

12. Quarterly information (Unaudited)(continued)


                             First       Second     Third     Fourth
                            Quarter      Quarter   Quarter    Quarter    Total
                            -------      -------   -------    -------    ------

2000 Unaudited
   Net Sales                $ 1,377      $ 1,250    $2,346    $2,339    $ 7,312
   Gross profit             $   648      $   442    $1,649    $1,677    $ 4,416
   Income (loss) before
   income taxes, and
   minority interest        $  (889)     $(1,127)   $  107    $  112    $(1,797)

   Net income (loss)        $  (888)     $(1,127)   $  106    $  110    $(1,799)

   Basic and diluted
   income (loss) per share  $ (0.01)     $ (0.01)   $(0.00)   $(0.00)   $ (0.02)


1999 Unaudited
   Net Sales                $ 1,247      $1,436     $1,966    $1,869    $ 6,518
   Gross profit             $   617      $  903     $  831    $  850    $ 3,201
   Income (loss) before
   income taxes, and
   minority interest        $  (448)     $ (380)   $ (430)    $ (482)   $(1,740)

   Net income (loss)        $  (448)     $ (380)   $ (430)    $ (482)   $(1,740)

   Basic and diluted
   income (loss) per share  $ (0.01)     $(0.01)   $(0.01)    $(0.01)   $ (0.02)


13. Subsequent event

          In February 2002, Mr. Guido DiGregorio, President & CEO was appointed Chairman, President & CEO. Prior to Mr. DiGregorio's appointment, Mr. Philip Sassower resigned his Chairmanship and board position and Mr. Jeffrey Steiner also resigned from the board.

                                   SCHEDULE II

                     Communication Intelligence Corporation
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

Years Ended December 31, 1999, 2000, 2001

                                 Balance    Charged to             Balance
                             At Beginning   Costs and              At End
                                Of Period   Expense   Deductions   Of Period
Year ended December 31, 1999:
Accounts receivable reserves.......$174      $ 39         $(200)     $ 13

Year ended December 31, 2000:
Accounts receivable reserves.......$ 13      $108         $  (3)      $118

Year ended December 31, 2001:
Accounts receivable reserves.......$118      $ 78         $   -       $196