Form 10-Q
period 2002-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2002-05-15
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002
                                                 --------------


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                      94-2790442
 -------------------------------               --------------------------------
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

     Number of shares outstanding of the issuer's Common Stock, as of May 14,2002: 91,460,777.

                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements                                         Page No.
          --------------------                                         --------

   Condensed Consolidated Balance Sheets at March 31, 2002
   (unaudited) and December 31, 2001.........................................3

   Condensed Consolidated Statements of Operations for the
   Three-Month Period Ended March 31, 2002 and 2001 (unaudited)..............4

   Condensed Consolidated Statements of Changes in Stockholders'
   Equity for the Three-Month Period Ended March 31, 2002 (unaudited)........5

   Condensed Consolidated Statements of Cash Flows for the
   Three-Month Period Ended March 31, 2002 and 2001 (unaudited)..............6

   Notes to Unaudited Condensed Consolidated Financial Statements............7


   Item 2.  Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations.............................11
            -----------------------------------

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......15
            ----------------------------------------------------------

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................15
            -----------------

   Item 2.  Change in Securities............................................15
            --------------------

   Item 3.  Defaults Upon Senior Securities.................................15
            -------------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders.............15
            ---------------------------------------------------

   Item 5.  Other Information...............................................16
            -----------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  Exhibits...................................................16

            (b)  Reports on Form 8-K........................................16

   Signatures...............................................................17

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        March 31,   December 31,
                                                          2002         2001
                                                       ----------   ------------
                                                       Unaudited
Assets
Current assets:
Cash and cash equivalents...........................    $  2,145     $  2,588
     Accounts receivable, net.......................       1,117        1,043
     Inventories....................................         169          129
     Prepaid expenses and other
     current assets.................................         173          106
                                                        ---------    ---------
         Total current assets.......................       3,604        3,866

Property and equipment, net.........................         148          161
Capitalized software costs..........................          22           26
Patents and trademarks..............................       5,704        5,799
Other assets........................................          87          220
                                                        ---------    ---------

         Total assets...............................    $  9,565     $ 10,072
                                                        =========    =========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt................................    $     60     $    181
     Accounts payable...............................         341          206
Accrued compensation................................         238          208
     Other accrued liabilities......................         179          196
     Deferred revenue...............................         131           88
     Capital Lease Obligations......................           1            3
                                                        ---------    ---------
         Total current liabilities..................         950          882

Notes payable - noncurrent..........................       3,000        3,000

Minority interest...................................         130          130

Commitments

Stockholders' equity:
     Common stock...................................         910          909
     Additional paid-in capital.....................      81,714       81,605
     Accumulated deficit............................     (76,946)     (76,258)
     Cumulative translation adjustment..............        (193)        (196)
                                                        ----------   ----------
      Total stockholders' equity....................       5,485        6,060
                                                        ----------   ----------

      Total liabilities and stockholders' equity....    $  9,965     $ 10,072
                                                        ==========   ==========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2002          2001
                                                   -----------   ----------

Revenues:
     Online....................................      $  124       $   350
     Corporate.................................         698           521
       Nonrecurring maintenance fees -M10
       (previously PenOp Inc)..................           -           352
China                                                   335           395
                                                    --------      --------

         Total revenues........................       1,157         1,618

Operating costs and expenses:
     Cost of sales:
         Online................................         163           269
         OEM...................................           1            11
         Corporate ............................          56            64
         China.................................         221           278
     Research and development..................         412           477
     Sales and marketing.......................         387           561
     General and administrative................         540           643
                                                    ---------     ---------

         Total operating costs and expenses....       1,780         2,303
                                                    ---------     ---------

Loss from operations...........................        (623)         (685)

Interest and other income (expense), net.......         (13)            5

Interest expense...............................         (52)          (61)

Minority interest..............................           -             -
                                                    ----------    ---------

         Net loss .............................      $ (688)       $ (741)
                                                    ==========    =========

Basic loss per share...........................      $(0.01)       $(0.01)
                                                    ==========    =========

Diluted loss per share.........................      $(0.01)       $(0.01)
                                                    ==========    =========

Weighted average common shares outstanding.....      90,946        90,222
                                                    ==========    ==========

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)


                                                            Accumulated
                                     Additional                 Other
                           Common      Paid-In  Accumulated  Comprehen.
                            Stock      Capital     Deficit      Loss      Total

Balances as of
 December 31, 2001........  $  909   $   81,605   $(76,258)   $ (196)  $  6,060
                            ----------------------------------------------------

Exercise of options
 for 683 sharesof
 Common Stock.............       1          109          -         -        110

Foreign currency
 translation adjustment...       -            -          -         3          3

Net loss..................       -            -       (688)        -       (688)
                            ----------------------------------------------------

Balances as of
March 31, 2002.....          $  910   $   81,714   $(76,946)  $ (193)  $  5,485
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

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                          2002          2001
                                                       ----------    ---------

Cash flows from operating activities:
 Net loss...............................................$  (688)      $  (741)
 Adjustments to reconcile net loss to net cash
 (used) in operating activities:
     Depreciation.......................................     19            34
     Patent amortization................................     98            94
     Loan discount amortization.........................      -            17
     Non-cash compensation..............................      -            17
     Disposal of fixed assets...........................      5
     Changes in operating assets and liabilities:
        Accounts receivable, net........................    (74)           84
        Inventories.....................................    (40)           31
        Prepaid expenses and other current assets.......    (67)         (135)
        Other assets....................................    137           (20)
        Accounts payable................................    135            46
        Accrued compensation............................     30          (302)
        Other accrued liabilities.......................    (17)            8
        Deferred revenue................................     43            (4)
                                                         ---------    ---------

     Net cash (used in) operating  activities...........   (419)          (871)
                                                         ---------    ---------

Cash flows from investing activity:
  Acquisition of property and equipment.................    (11)           (49)
                                                         ---------    ---------

     Net cash used in investing activity................    (11)           (49)
                                                         ---------    ---------

Cash flows from financing activities:
 Payments on long-term debt.............................   (121)          (120)
 Proceeds from acquisition of short term debt...........     -             181
 Proceeds from exercise of stock options and warrants...    110            568
 Principal payments on capital lease obligations........     (2)            (2)
                                                         ---------    ---------

     Net cash provided by financing activities..........    (13)           627
                                                         ---------    ---------

Effect of exchange rate changes on cash.................      -              1
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents....   (443)          (292)
Cash and cash equivalents at beginning of period........  2,588          2,349
                                                         ---------    ---------

Cash and cash equivalents at end of period..............$ 2,145      $   2,057
                                                         =========    =========

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

     The Company's core software technologies include multilingual handwriting recognition systems (Jot(R)) and the Handwriter Recognition System, referred to as HRS(TM), electronic signature, biometric signature verification, cryptography, electronic ink capture tools (InkTools(R)), Sign-it(R), iSign(TM) and Sign-On(TM), and operating systems extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input, (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless internet and information devices such as smartphones, electronic organizers ("PDA's") and portable web browsers.

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

     For the three months ended March 31, 2002, the Company's cash and cash equivalents decreased by $443 from $2,588 at the beginning of the period to $2,145. The decrease was due primarily to cash used in operating activities of $419, cash used in investing activities of $11, and cash used in financing activities of $13. The $13 used by financing activities consists primarily of the repayment of the notes by the Joint Venture of $121 and by payments of capital lease obligations of $2 . The payments were offset by $110 in proceeds from the exercise of stock options by the Company's employees. As of March 31, 2002, the Company's principal source of funds were its cash and cash equivalents aggregating $2,145. The Company anticipates that it will have adequate capital to fund its planned operations for the near future. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

1. Interim financial statements
   ----------------------------

     Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

     The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001.

2. Cash and cash equivalents
   -------------------------

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of up to 90 days to be cash equivalents.

     Cash and cash equivalents consist of the following:

                                  March 31,              December 31,
                                     2002                    2001
                             --------------------- -- -------------------

         Cash in bank              $      1,422             $      1,621
         Commercial paper                     -                       26
         Money market                       723                      941
                             ---------------------    -------------------
                                   $      2,145             $      2,588
                             =====================    ===================

3. Inventories
   -----------

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At March 31, 2002, inventories consisted primarily of finished goods.

4. Short-term debt
   ---------------

     On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint venture repaid $121 reducing the note to an equivalent of $60 denominated in Chinese currency.

5. Related Party Transactions:
   --------------------------

   A. Short-term debt related party
   -------------------------------

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes.

     The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6.75% per annum at March 31, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

     B. During the fourth quarter of 2000 the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million of which $877 was recorded (net). The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp. At March 31, 2001 the Company recognized $325 of this contract revenue net of related expenses of $48.


6. Revenue recognition
   --------------------

     Online Revenue - Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

     Corporate Revenue - Corporate Revenue - License and product revenues are recognized when the software has been delivered and when all significant obligations have been met in accordance with the American Institute of Certified Public Accountants Statement of Position Number 97-2, "Software Revenue Recognition." The Company also follows the interpretive guidance of SAB 101 issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. Royalty revenues are recognized as products are licensed/sold by licensees. Development contracts revenue is generated primarily from non-recurring engineering activities. Revenue is recognized in accordance with the terms of the agreements, generally when collection is probable and related costs have been incurred.

     China Revenue - Revenue from system integration activities and product sales are recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable.

7. Net loss per share
   ------------------

     The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three months ended March 31, 2002, and 2001 potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 7,095, and 7,486, respectively, of equivalent shares and warrants of 470 equivalent shares at March 31, 2001.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

8. Comprehensive income
   --------------------

       Total comprehensive income (loss) was as follows:

                                                  Three Months Ended March 31,
                                             ------------- ----- --------------
                                                2002                   2001
                                             -------------       --------------

         Net loss                            $    (688)           $    (741)
         Other comprehensive income:
         Cumulative translation adjustment           3                    1
                                             -------------       --------------
         Total comprehensive loss            $    (685)           $    (740)
                                             =============       ==============

9. Segment Information
   -------------------

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

     The table below presents information about reporting segments for the periods indicated:

                                 Three Months ended March 31,
                             2002                             2001
                  ------------------------------- ------------------------------
                  Handwriting   Systems           Handwriting  Systems
                  Recognition Integration  Total  Recognition Integration Total
                  ----------- ----------- ------- ----------- ----------- -----

  Revenues              $ 859    $ 298    $ 1,157    $ 1,223    $ 395   $ 1,618
  Loss from Operations  $(586)   $ (37)   $  (623)   $  (684)   $  (1)  $  (685)
  Significant change
  in   Total assets
  from Year End         $   -    $ (35)   $     -    $     -    $   -   $     -


10. Change in Chairman and Directors
    --------------------------------

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and "Management`s Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Results of Operations

     Revenues. For the three months ended March 31, 2002, total revenues decreased by 28% to $1,157 from $1,618 for the comparable three month period ended March 31, 2001 as discussed below:

                                             Three Months Ended
                                                   March 31,
                                 -----------------------------------------------
                                         2002                        2001
                                 ------------------        ---------------------

    Revenues:
     Online                        $       124               $       350
     Corporate                             698                       521
      M10(previously PenOp Inc.)             -                       352
     China                                 335                       395
                                 ------------------        ---------------------
              Total revenues        $     1,157               $     1,618
                                 ==================        =====================

     Online revenues decreased 65% or $226 to $124 for the three months ended March 31, 2002 as compared to $350 in the prior year period. This decrease was primarily due to a decrease in names available for use in the Company's direct mail campaign compared to the same period last year.

     Corporate sales, which includes Enterprise and OEM revenues, increased 34% or $177 to $698 for the three months ended March 31, 2001 as compared to $521 in the prior year period. Sales to software providers decreased 87% or $91 to $14 for the three months ended March 31, 2002 compared to $105 in the prior year period. This decrease was primarily due to one large order received in the first quarter of 2001. OEM revenues included in corporate sales at March 31, 2002 decreased 72% or $239 to $92 from $331 in the prior period. This decrease was due to a decrease in the amount of royalty and development contract revenues recognized from OEMs compared to the prior year. Revenues from enterprise customers included in corporate sales at March 31, 2002 increased 596% or $507 to $592 from $85 for the prior period due primarily to increases in revenue generated from the Company's enterprise solutions software sold to end-users as compared to the same three month period last year. During the fourth quarter of 2000, the Company engaged in a transaction with M10 (previously PenOp Inc.) to provide nonrecurring maintenance services from pre-existing M10 contracts in the aggregate amount of $1.5 million. The Company previously entered into a separate transaction, to acquire the intellectual property rights from M10 (see note 5). During the three months ended March 31, 2001, $352 was recorded as revenue
(net). No such nonrecurring maintenance service revenues were recorded in 2002.

     China sales decreased 15% or $60 to $335 for the three months ended March 31, 2002 as compared to $395 in the prior year period. This decrease was due to a general decrease in sales activity in 2001 and not related to any one large sale to a single customer.

     Cost of Sales. Cost of sales decreased $166 or 27% to $456 for the three months ended March 31, 2002 as compared to $622 in the prior year period.

     Online cost of sales decreased $106 to $163 for the three months ended March 31, 2002 as compared to $269 in the prior year period. This decrease is due to the reduction in names available from Palm and the associated reduction in mailing costs during the three months ended March 31, 2002 as compared to the prior year period.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     Corporate sales costs decreased $18 or 24% to $57 from $75 in the prior year period. Costs associated with the Company's enterprise software solutions decreased $8 and was primarily due to lower third party hardware costs sold with the Company's corporate signature software solution products. OEM costs decreased $10 or 91% to $1 in the three month period ended March 31, 2002 as compared to $11 in the three month period in the prior year. The decrease was due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers.

     China cost of sales decreased $57 or 21% to $221 in the three month period ended March 31, 2002 as compared to $278 in the three month period of the prior year. The decrease was due primarily to the decrease in sales activity in the three month period ended March 31, 2002 as compared to the three month period of the prior year.

     Gross Margin. Gross margin decreased $280 or 28% to $716 in the three months ended March 31, 2002 as compared to $996 in the prior year period.

     Online gross margin decreased $120 or 148% resulting in a negative gross margin of $39 in the three months ended March 31, 2002 as compared to a gross margin of $81 in the three month period of the prior year. This decrease was due to the less than anticipated close rate on fewer names available from Palm as discussed above. Online gross margins was negative for the three months ended March 31, 2002 compared to 23% of revenues in the comparable three month period of the prior year.

     Corporate sales gross margin increased $195 or 44% to $641 in 2002 from $446 in the prior year period. This increase was primarily due to the increase in Corporate sales other than OEM and the lower hardware costs associated with the sale of the Company's enterprise solution software in the comparable three month period of the prior year. Corporate sales gross margin as a percentage of sales was 91% for the three months ended March 31, 2002 compared to 86% for the three month period of the prior year. During the three months ended March 31, 2001, $352 nonrecurring maintenance service revenue and gross margin was recorded as revenue (net). No such nonrecurring maintenance service revenues and gross margins were recorded in 2002.

     China sales gross margin decreased $3 or 3% to $114 in the three months ended March 31, 2002 from $117 in the three month period of the prior year. This decrease is primarily due to the 15% decrease in sales as discussed above. The decrease in gross margins was minimal due to lower cost of third party hardware and an increase in the sale of software for system integration. China gross margin as a percentage of sales increased to 34% for the three months ended March 31, 2002 compared to 30% for the three month period of the prior year.

     Research and development expenses. Research and development expenses for the three months ended March 31, 2002 decreased by $65 or 14% to $412 as compared to $477 in the comparable three month period of the prior year. This decrease was due primarily to approximately $131 of nonrecouring outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products and continued support for new engineering projects incurred in the prior year. Payroll and related costs decreased $42 or 14% due to the reduction in staff resulting from actions taken to control expenses consistent with the slowdown in the economy. These decreases were offset by increases of approximately $39 in allocated facilities costs attributable to the over all reductions in the number of personnel. Costs transferred to cost of sales decreases 77% to $15 in 2002 as compared to $64 in the comparable quarter of the prior year. This decrease resulted from fewer development contracts during the comparable three month periods. The Company did not capitalize any software development costs in the three months ending March 31, 2002 compared to $20 in software development costs associated with new products and enhancements capitalized during the three months ended March 31, 2001.

     Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2002 decreased $174 or 31% to $387 as compared to $561 in the comparable period of the prior year. Recruiting and advertising expenses decreased $44 and $97, respectively. These decreases were due primarily to the reduction in recruiting and the elimination of banner advertising and resource publications associated with sales via CIC's website during the three months ended March 31, 2002 as compared to the prior year period. Other costs, including travel expenses, decreased $33 due to the slowdown in sales activity brought about by the current economic conditions.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2002 decreased $108 or 17% to $535 as compared to $643 in the comparable period of the prior year. This decrease was attributable primarily to a decrease in professional services and investor relations of $73 and $31, respectively. Other costs, including insurance and facilities and related costs, decreased $10 over the comparable three month period of the prior year. The decrease was due primarily to lower insurance expenses during the three months ended March 31, 2002 as compared to the prior year period. Salaries expense increase $6 for the three months ended March 31, 2002 compared to the same period last year due to salary increases.

     Interest and other income (expense), net. Interest and other income (expense), net decreased by $18 and to an expense of $13 for the three months ended March 31, 2002 compared to an income of $5 in the comparable period of the prior year. Interest income from cash and cash equivalents decreased $7 to $5 compared to $12 in the prior year. The decrease is due to lower cash balances and decrease in the interest rates paid by the banking institutions. Interest income at March 31, 2002 was offset by $18 of other costs for the three months ended March 31, 2002 compared to $7 in the comparable prior year period.

     Interest expense increased $10 to $51 for the three month period ended March 31, 2002 compared to $44 in the prior year period. Interest expense associated with the Company's long term debt increased $17 to $51 at March 31, 2002 as compared to $44 in the same three month period in the prior year. Loan discount amortization associated with the refinanced debt was $17 for the three months ended March 31, 2001. There was no loan discount amortization for the three months ended March 31, 2002.

Liquidity and Capital Resources

     At March 31, 2002, cash and cash equivalents totaled $2,145 compared to cash and cash equivalents of $2,588 at December 31, 2001. The decrease was due primarily to cash used in operating activities of $419, cash used in investing activities of $11, and cash used in financing activities of $13. The $13 used by financing activities consists primarily of the repayment of the notes by the Joint Venture of $121 and by payments of capital lease obligations of $2 . The payments were offset by $110 in proceeds from the exercise of stock options by the Company's employees. Total current assets were $3,604 at March 31, 2002 compared to $3,866 at December 31, 2001.

     As of March 31, 2002, the Company's principal source of liquidity was its cash and cash equivalents of $2,145. Although there can be no assurance, the Company believes that its cash and cash equivalents together with cash provided from projected revenues will be sufficient to fund planned operations for the near future. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

     Current liabilities, which include deferred revenue, were $950 at March 31, 2002. Deferred revenue, totaling $131 at March 31, 2002, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

     The Company currently owns 90% of a joint venture with the Information Industry Bureau of the Jiangsu Province, a provincial agency of the People's Republic of China (the "Agency").. The Company's investment in the Joint Venture is subject to risks of doing business abroad, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, longer payment cycles, greater difficulty in accounts receivable collections, burdens of complying with foreign laws and political and economic instability.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     On October 2, 2001 the Company entered a new five year lease for its existing principal offices at 275 Shoreline Drive, Suite 500, Redwood Shores California for approximately 9,634 square feet. The lease commenced November 1, 2001 with a first year lease costs of approximately $347,000. The cost of the lease will increase approximately 3% per annum over the term of the lease which expires October 31, 2006. In addition to the base rent the Company will pay a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the offices will be adequate for its needs over the term of the lease.

     On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint venture repaid $121 reducing the note to an equivalent of $60 denominated in Chinese currency.

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which a director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 6.75% per annum at March 31, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

     Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include, but are not limited to, the following:

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

Part II-Other Information..

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities

         During the three months ended March 31, 2002, the Company granted stock options to five employees and one director as follows:
 -------------------------------------------------------------------------------
                Grant     Number of   Option       Vesting          Expiration
  Grantees      Date       Options    Price        Period              Date
 -------------------------------------------------------------------------------

 2 Employee    02/11/02       150     $ 0.62     Quarterly over        02/11/09
                                               three years
 1 Employee    02/14/02       100     $ 0.61     Quarterly over        02/14/09
                                               three years
 2 Employees   02/22/02       350     $ 0.79     Quarterly over        02/22/09
                                               three years
 1 Director    02/11/02        50     $ 0.62       Immediately         02/11/09
 -------------------------------------------------------------------------------


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

Part II-Other Information (continued)
-------------------------------------

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





                                         COMMUNICATION INTELLIGENCE CORPORATION
                                        ----------------------------------------
                                                      Registrant



      May 14, 2002                         /s/ Francis V. Dane
-------------------------------  ----------------------------------------------
          Date                                 Francis V. Dane
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)