Form 10-Q
period 2002-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2002-08-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ------    SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2002
                                                  -------------


                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------    SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                     94-2790442
  -------------------------------------         -------------------------------
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

  Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and
  December 31, 2001...........................................................3

  Condensed Consolidated Statements of Operations for the Three
  and Six-Month Periods Ended June 30, 2002 and 2001 (unaudited)..............4

  Condensed Consolidated Statements of Changes in Stockholders'
  Equity for the Three and Six-Month Periods Ended June 30, 2002
  and 2001 (unaudited)........................................................5

  Condensed Consolidated Statements of Cash Flows for the Three and
  Six-Month Periods Ended June 30, 2002 and 2001 (unaudited)..................6

  Notes to Unaudited Condensed Consolidated Financial Statements..............7


 Item 2.  Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations..............................................11
          ---------------------

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........16
          ----------------------------------------------------------

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings..................................................16
          -----------------

 Item 2.  Change in Securities...............................................17
          --------------------

 Item 3.  Defaults Upon Senior Securities....................................17
          -------------------------------

 Item 4.  Submission of Matters to a Vote of Security Holders................17
          ---------------------------------------------------

 Item 5.  Other Information..................................................18
          -----------------

..Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)      Exhibits................................................18

            (b)      Reports on Form 8-K.....................................18

  Signatures..................................................... ...........19

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                     June 30,       December 31,
                                                       2002             2001
                                                   --------------  -------------
                                                     Unaudited
Assets
Current assets:
Cash and cash equivalents.......................... $  1,840         $  2,588
     Accounts receivable, net......................    1,159            1,043
     Inventories...................................      152              129
     Prepaid expenses and other current assets.....      135              139
                                                   ----------      -----------
         Total current assets......................    3,286            3,899

Property and equipment, net........................      128              161
Capitalized software costs.........................       19               26
Patents and trademarks.............................    5,610            5,799
Other assets.......................................      108              187
                                                   ----------      -----------

    Total assets................................... $  9,151         $ 10,072
                                                   ==========      ===========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt............................... $      -       $      181
     Accounts payable..............................      285              206
Accrued compensation...............................      289              208
     Other accrued liabilities.....................      204              196
     Deferred revenue..............................      112               88
     Capital Lease Obligations.....................        1                3
                                                   ----------      -----------
         Total current liabilities.................      891              882

Notes payable - noncurrent.........................    3,000            3,000

Minority interest..................................      131              130

Commitments

Stockholders' equity:
     Common stock..................................      914              909
     Additional paid-in capital....................   82,026           81,605
     Accumulated deficit...........................  (77,617)         (76,258)
     Cumulative translation adjustment.............     (194)            (196)
                                                   -----------    ------------
      Total stockholders' equity...................    5,129            6,060
                                                   -----------    ------------

      Total liabilities and stockholders' equity... $  9,151       $   10,072
                                                   ===========     ============

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   ----------------
                                             2002      2001      2002     2001
                                          --------   -------   -------   ------
Revenues:
 Online.................................   $   80    $  307   $   204   $  635
 Corporate..............................      708     1,224     1,406    1,767
 Nonrecurring maintenance fees (net)-
   M10 (previously PenOp Inc.)                  -         -         -      352
 China    ..............................      323       372       658      767
                                           -------   -------   -------   ------

     Total revenues.....................    1,111     1,903     2,268    3,521

Operating costs and expenses:
  Cost of sales:
     Online.............................       22       306       185      575
     Corporate..........................       76       157       133      232
     China .............................      205       239       426      517
  Research and development..............      366       494       778      971
  Sales and marketing  .................      427       573       814    1,134
  General and administrative  ..........      639       736     1,179    1,379
                                           -------   -------   -------   ------

       Total operating costs and expenses   1,735     2,505     3,515    4,808
                                           -------   -------   -------   ------

Loss from operations  ...................    (624)     (602)   (1,247)  (1,287)

Interest and other income
  (expense), net  .......................       4         9        (9)      14

Interest expense  .......................     (50)      (98)     (102)    (159)

Minority interest  ......................      (1)       (2)       (1)      (2)
                                           --------  -------  -------   ------

         Net loss  ......................    (671)     (693)   (1,359)  (1,434)
                                           ========  =======  =======  =======

Basic and diluted loss per common share   $ (0.01)  $ (0.01)  $ (0.01)  $ 0.02)
                                           =======   =======   =======  =======
Weighted average common
     shares outstanding  ...............   91,278    90,542    91,113   90,384
                                           =======   ======    ======   ======

                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)


                                                              Accumulated
                                     Additional                  Other
                              Common   Paid-In   Accumulated  Comprehensive
                               Stock   Capital    Deficit     Gain (Loss)  Total

Balances as of
 December 31, 2001..           $ 909   $ 81,605    $(76,258)   $ (196)  $ 6,060
                               -------------------------------------------------

Exercise of options for
 148 sharesof Common Stock.....    1        109           -         -       110

Foreign currency translation
  adjustment...................    -          -           -         3         3

Net loss.......................    -          -        (688)        -      (688)
                               -------------------------------------------------

Balances as of March 31, 2002..$ 910   $ 81,714    $(76,946)   $ (193)  $ 5,485
                               -------------------------------------------------

Exercise of options for
 420 sharesof Common Stock....     4        312           -         -       316

Foreign currency translation
  adjustment..................     -          -           -        (1)       (1)

Net loss......................     -          -        (671)        -      (671)
                               -------------------------------------------------

Balances as of June 30, 2002.. $ 914   $ 82,026     $(77,617)  $ (194)  $ 5,129
                               =================================================

                             See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2002          2001
                                                        ----------    ----------

Cash flows from operating activities:
  Net loss..........................................  $  (1,359)     $  (1,434)
  Adjustments to reconcile net loss to net cash
  (used) in operating activities:
    Depreciation....................................         50             75
    Patent amortization.............................        189            208
    Loan discount amortization......................          -             74
    Non-cash compensation...........................          -             46
    Disposal of fixed assets........................          5              -
    Changes in operating assets and liabilities:
      Accounts receivable, net......................       (116)           205
        Inventories.................................        (23)            86
        Prepaid expenses and other current assets...          4             26
        Other assets................................         79            (16)
        Accounts payable............................         79           (292)
        Accrued compensation........................         81             (2)
        Other accrued liabilities...................          9            (99)
        Deferred revenue............................         24             69
                                                      ----------     -----------

     Net cash (used in) operating  activities.......       (978)        (1,054)
                                                      ----------     -----------

Cash flows from investing activity:
   Acquisition of property and equipment............        (12)           (50)
                                                      ----------     -----------

      Net cash used in investing activity............       (12)           (50)
                                                      ----------     -----------

Cash flows from financing activities:
   Payments on short-term debt.......................      (181)        (1,620)
   Proceeds from acquisition of short-term debt......         -            181
   Proceeds from acquisition of long-term debt.......         -          3,000
   Proceeds from exercise of stock options
   and warrants......................................       426            816
   Principal payments on capital lease obligations...        (3)            (4)
                                                     -----------     -----------

       Net cash provided by financing activities.....       242          2,373
                                                     -----------     -----------

Effect of exchange rate changes on cash..............         -              -
                                                     -----------     -----------

Net increase (decrease) in cash and cash equivalents.      (748)         1,269
Cash and cash equivalents at beginning of period.....     2,588          2,349
                                                     -----------     -----------

Cash and cash equivalents at end of period.......... $    1,840      $   3,618
                                                     ===========     ===========

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

     For the six months ended June 30, 2002, the Company's cash and cash equivalents decreased by $748 from $2,588 at the beginning of the period to $1,840. The decrease was due primarily to cash used in operating activities of $978, cash used in investing activities of $12 offset by $242 provided by financing activities. The $242 provided by financing activities consists of $426 in proceeds from the exercise of stock options by the Company's employees and former chairman, reduced by the repayment of the note by the Joint Venture of $181 and by payments of capital lease obligations of $3. As of June 30, 2002, the Company's principal source of funds was its cash and cash equivalents aggregating $1,840. The Company anticipates that it will have adequate capital to fund its planned operations for the near future. However, there can be no assurance that the Company will have adequate capital resources to fund planned

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and prospects.

     The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001.

2.  Cash and cash equivalents
    -------------------------

          The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

     Cash and cash equivalents consist of the following:
                                         June 30,              December 31,
                                           2002                    2001
                                  --------------------- -- -------------------

         Cash in bank                   $      1,114             $      1,621
         Commercial paper                         26                       26
         Money market                            700                      941
                                  ---------------------    -------------------
                                        $      1,840             $      2,588
                                  =====================    ===================

3.  Inventories
    -----------

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At June 30, 2002, inventories consisted primarily of finished goods.

4.  Short-term debt
    ---------------

          On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint venture repaid $121 and in August 2002, paid the remaining equivalent of $60 denominated in Chinese currency.

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

          The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6.75% per annum at June 30, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

      B. Transactions with PenOp
         -----------------------

          During the fourth quarter of 2000 the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which a net amount of $877 was recorded as revenue during the quarter. At June 30, 2001 the Company recognized $325 of this contract revenue net of related expenses of $48. The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp.


6.  Revenue recognition
    -------------------

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

7.  Net loss per share
    ------------------

          The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three and six months ended June 30, 2002, and 2001 potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 6,682, and 7,195, respectively, of equivalent shares and warrants of 470 equivalent shares at June 30, 2001.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

8.     Comprehensive income

       Total comprehensive income (loss) was as follows:

                                                   Six Months Ended June 30,
                                               ---------- ------ -------------
                                                  2002                2001
                                               -----------       -------------

       Net loss                                $   (1,359)       $  (1,434)
       Other comprehensive income:
       Cumulative translation adjustment                2                2
                                               -----------       -------------
         Total comprehensive loss              $   (1,357)       $  (1,432)
                                               ===========       =============

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

          The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of three revenue categories. All handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales above represent sales to external customers.

          The table below presents information about reporting segments for the periods indicated:

                                   Six Months ended June 30,
                              2002                           2001
                    ----------------------------- ------------------------------
                    Handwriting Systems           Handwriting Systems
                    Recognition Integration Total Recognition Integration  Total
                    ----------- ----------- ----- ---------- ------------- -----

  Revenues              $ 1,711   $ 557   $ 2,268   $ 2,912   $ 609   $  3,521
  Loss from Operations  $(1,201)  $ (46)  $(1,247)  $(1,236)  $ (51)  $ (1,287)
  Significant change
   in   Total assets
   from Year End        $     -   $ (35)  $   (35)  $     -   $   -   $      -

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

Results of Operations

     Revenues. For the three and six months ended June 30, 2002, total revenues decreased $792 and $1,253, respectively, or 42% and 36%, respectively, to $1,111 and $2,268 from $1,903 and $3,521, respectively, for the comparable three and six month periods ended June 30, 2002 as discussed below:

                             Three Months Ended           Six Months Ended
                                  June 30,                     June 30,
                          ------------------------    ------------------------

                              2002        2001           2002          2001
                           ---------    --------      ----------    ----------

Revenues:
 Online                   $     80     $   307         $   204       $   635
 Corporate                     708       1,224           1,406         1,767
 Nonrecurring maintenance
  fees (net) - M10
  (previouslyPenOp)              -           -               -           352
 China                         323         372             658           767
                          --------      -------        --------      --------

       Total revenues      $ 1,111     $ 1,903         $ 2,268       $ 3,521
                          ========     ========        ========     ===========

     Online revenues decreased $227 or 74% to $80 for the three months ended June 30, 2002 as compared to $307 in the prior year period. This decrease was primarily due to a decrease in available names used in the Company's direct mail campaign compared to the same period last year. For the six months ended June 30, 2002, Online revenues decreased $431 or 68% to $204 from $635 in the same six month period last year. This decrease is due to the same factors mentioned above.

     Corporate sales, which includes Enterprise and OEM revenues, decreased 42% or $516 to $708 for the three months ended June 30, 2002 as compared to $1,224 in the prior year period. For the six months ended June 30, 2002 Corporate sales decreased 20% or $361 to $1,406 from $1,767 compared to the six month period of the prior year. Enterprise sales, included in Corporate sales, decreased for the three months ended June 30, 2002, $280 or 38% to $463 as compared to $743 in the prior year. The decrease in Enterprise sales was primarily due to a sale to a major insurance company (Prudential Insurance Company of America) in the comparable prior year period. For the six months ended June 30, 2002 Enterprise sales increased 12% or $114 to $1,069 compared to $955 in the prior year period. This increase was primarily due to the increase in the number of sales of the Company's software signature products over the six months as compared to the prior year period. OEM revenues, included in corporate sales, for the three months ended June 30, 2002 decreased 49% or $236 to $245 from $481 in the prior period. This decrease was due to a decrease in the amount of royalty and

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

development contract revenues recognized from OEMs compared to the prior year. OEM revenues for the six months ended June 30, 2002 decreased 58% or $475 to $337 from $812 in the prior period. The decrease in OEM revenues for the six months ended June 30, 2002 was due primarily to the same factors discussed for the current three month period.

     During the six months ended June 30, 2001, the Company recognized $352 in nonrecurring maintenance fees net of expenses of $48. The Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net) in the fourth quarter of 2000. The Company previously entered into a separate transaction to acquire the intellectual property rights from PenOp. No such nonrecurring maintenance service revenues were recorded during the six months ended June 30, 2002.

     China sales for the three months ended June 30, 2002 decreased $49 to $323 from $372 in the same prior year period. For the six months ended June 30, 2002 China revenues decreased 14% or $109 to $658 from $767 in the same prior year period. This decrease was due to decreased overall sales activity in 2002 compared to the prior year period.

     Cost of Sales. Total cost of sales decreased for the three and six months ended June 30, 2002 $399 and $580, respectively, or 57% and 44%, respectively, to $303 and $744, respectively compared to $702 and $1,324, respectively, in the same prior year periods.

     Online cost of sales for the three and six months ended June 30, 2002 decreased $284 and $390, respectively, or 93% and 68%, respectively, to $22 and $185, respectively, compared to $306 and $575, respectively, in the same prior year periods. This decrease was due to the elimination of direct mail and associated costs brought about by the decreased number of names available during the three and six months ended June 30, 2002.

     Corporate sales costs for the three months ended June 30, 2002 decreased $81 or 52% to $76 from $157 in the same prior year period. For the six months ended June 30, 2002, corporate cost of sales decreased $99 or 42% to $133 compared to $232 in the same prior year period. Enterprise cost of sales decreased $64 or 44% to $80 for the three months ended June 30, 2002 from $144 in the comparable prior year period. The decrease was due to a reduction in third party hardware costs sold with the Company's corporate signature software solution products, and amortization of capitalized software costs. For the six months ended June 30, 2002, enterprise cost of sales increased $7 or 5% to $137 compared to $130 in the comparable prior year period. The increase was due to sales requiring third party hardware devices. OEM and licensing costs for the three and six month periods ended June 30, 2002 decreased $17 and $105, respectively, or 130% and 103%, respectively, to $(4) and $(3), respectively, from $13 and $102, respectively, in the prior year periods. The decrease was due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers.

     China cost of sales for the three and six months ended June 30, 2002 decreased $34 and $91, respectively, or 14% and 18% to $205 and $426, respectively, compared to $239 and $517, respectively, in the same prior year periods. The decrease was due to a reduction in system integration sales which require third party hardware and an increase in higher margin sales of the Company's software products over the three and six month ended June 30, 2002 compared to the same prior year periods.

     Gross Margin. Gross margin for the three and six months ended June 30, 2002 decreased $393 and $673, respectively, or 33% and 31%, respectively, to $808 and $1,524, respectively, from $1,201 and $2,197, respectively, in the same prior year periods.

     Online gross margin for the three months ended June 30, 2002 increased $57 to $58 from a gross margin of $1 for same prior year period. This increase is due to the elimination of direct mail and associated costs brought about by the decreased number of names available during the three months ended June 30, 2002. For the six month period ended June 30, 2002, Online gross margins decreased $41 to $19 from $60 for the six months ended June 30, 2002 compared to the prior

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

year. The decrease was due to fewer new names available over the six month period ended June 30, 2002 compared to the same six month period last year and the direct mail costs incurred in the attempt to stimulate sales during the first quarter of the current year. Online gross margins were 73% and 9%, respectively, of sales for the three and six months ended June 30, 2002 compared to less than 1% and 9%, respectively, in the same prior year periods.

     Corporate sales gross margin for the three and six months ended June 30, 2002 decreased $435 and $262, respectively, or 41% and 17%, respectively, to $632 and $1,273, respectively, compared to $1,067 and $1,535, respectively, in the same prior year periods. This decrease was primarily due to the decrease in Corporate sales. Corporate sales gross margin as a percentage of sales was 89% and 91% for the three and six month periods ended June 30, 2002 compared to 87% and 87% for the same three and six month periods of the prior year.

     China sales gross margin for the three and six month periods ended June 30, 2002 decreased $15 and $18, respectively, or 11% and 7%, respectively, to $118 and $232, respectively, from $133 and $250, respectively, in the same prior year periods. This increase was due to the increase in sales, and change in the sales mix from system integration sales to software product sales. China gross margin as a percentage of sales increased to 37% and 35% for the three and six months ended June 30, 2001 compared to 36% and 33%, respectively, for the comparable three and six month periods in the prior year periods.

     Research and development expenses. Research and development expenses for the three and six months ended June 30, 2002 decreased by $128 and $193, respectively, to $366 and $778, respectively, as compared to $494 and $971, respectively, in the comparable three and six month periods of the prior year. The decrease was due primarily to the reduction of approximately $81 and $212, respectively, in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products. In addition, payroll and related costs decreased approximately $23 and $65, respectively, for the three and six months ended June 30, 2002, compared to the prior year. The reduction in payroll and related expenses was due to actions taken in the fourth quarter of last year to trim expenses in response to a weakening economy. Other costs including facilities and shared engineering costs with the Joint Venture decreased $1 for the three months ended June 30, 2002 compared to the prior year and increased $44 over the six months ended June 30, 2002. The increase over the six month period was due to increases in facility expenses. Expenses transferred to cost of sales increased $23 for the three months ended June 30,2002 compared to the prior year period. Expenses transferred to cost of sales for the six months ended June 30 2002 decreased $40 compared to the prior year. These fluctuations in expenses for the three and six month periods are due to the changes in the number of revenue generating NRE projects being worked on during a given period. The Company capitalized $20 in software development costs associated with new products and enhancements during the six months ended June 30, 2001. The Company did not capitalize any new product software development costs in the six month period ending June 30, 2002.

     Sales and marketing expenses. Sales and marketing expenses for the three and six months ended June 30, 2002 decreased $146 and $320, respectively, to $427 and $814, respectively, as compared to $573 and $1,134, respectively, in the comparable periods of the prior year. Professional services and advertising expenses decreased $18 to $82 from $100 for the three month ended June 30, 2002 as compared with the same period last year. For the six month period ended June 30, 2002, professional services and advertising fees decreased $77 to $107 from $184 as compared with the same period last year. This decrease was due primarily to the reduction in the volume of resource guide advertisements included in the box that accompany the hand held devices. Other costs, including salaries and related expenses and travel and recruiting expenses, decreased $128 for the three months ended June 30, 2001 compared to the same period in the prior year. For the six months ended June 30, 2001 other costs, including salaries and related expenses and travel and recruiting expenses decreased $243 as compared to the same six month period last year. The reduction in other expenses was due to actions taken in the fourth quarter of last year to trim expenses in response to a weakening economy.

     General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2002 decreased $97 and $200 to $639 and $1,179, respectively, from $736 and $1,379, respectively, in the comparable period of the prior year. Professional services decreased $103 and $179, respectively, due to the reduction in legal fees and in financial service fees paid

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

to the former Chairman of the Company. Payroll and related costs increased approximately $14 and $20 respectively, due to salary increases. Other costs, including facilities and related costs, decreased $8 and $41, respectively, over the comparable three and six month periods of the prior year. The decrease in expenses discussed above were due primarily to a decrease in expenses as a result of actions taken in the fourth quarter of last year to trim expenses in response to a weakening economy.

     Interest and other income (expense), net. Interest and other income (expense), net for the three and six months ended June 30, 2002 decreased $5 and $23, respectively, to income of $4 and an expense of $9, respectively, compared to income of $9 and $14, respectively, in the comparable periods of the prior year. Interest income from cash and cash equivalents decreased $9 and $25, respectively, to $7 and $8 for the three and six months ended June 30, 2002, compared to $16 and $33 in the same periods of the prior year. This decrease was due to lower cash balances and declining interest rates during the three and six month periods ended June 30, 2001 compared to the prior year. The interest income was offset by $3 and $12, respectively, of credit card processing and other fees compared to $7 and $21, respectively, in the same period of the prior year related to Online sales.

     Interest expense. Interest expense decreased $48 and $57, respectively, to $50 and $102 for the three and six month periods ended June 30, 2002 compared to $98 and $159, respectively, in the same prior year periods. The decrease in interest expense was primarily due to the decrease in the loan discount amortization of $51 and $68 for the three and six months ended June 30, 2002 compared to the prior year. This decrease was offset by an increase $3 and $11 for the three and six months ended June 30, 2002. The increase in interest expense was due to an increase in long-term debt in June of 2001. The loan discount amortization was fully expensed as of June 30, 2001 when the Company refinanced $1,500 in long term debt.


Liquidity and Capital Resources

     At June 30, 2002, cash and cash equivalents totaled $1,840 compared to cash and cash equivalents of $2,588 at December 31, 2001. The decrease was due primarily to cash used in operating activities of $978, cash used in investing activities of $12. Cash provided by financing activities was $242, net. The $242 provided by financing activities consists primarily of proceeds of $426 from the exercise of stock options by the Company's employees reduced by the repayment of notes by the Joint Venture of $181 and by payments on capital lease obligations of $3. Total current assets were $3,286 at June 30, 2002 compared to $3,899 at December 31, 2001.

     As of June 30, 2002, the Company's principal source of liquidity was its cash and cash equivalents of $1,840. Although there can be no assurance of continued sufficiency, the Company believes that its cash and cash equivalents together with cash provided from projected cash inflows will be adequate to fund planned operations for the near future. However, if the Company is unable to generate adequate cash flows from sales, or if expenditures required to achieve the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available, will be available on favorable terms or in the amounts required by the Company. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and prospects.

     Current liabilities, which include deferred revenue, were $891 at June 30, 2002. Deferred revenue, totaling $112 at June 30, 2002, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

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

     On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint Venture repaid $121 and in June 2002 repaid the remaining balance of $60 denominated in Chinese currency.

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 6.75% per annum at June 30, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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


Forward Looking Statements

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

Part II-Other Information..

Item 1.  Legal Proceedings

     The Company was named as a defendant in a suit brought in U.S. District Court for the Southern District of New York, filed on August 5, 2002, case number 02-CV-6197. The plaintiffs, Richard M. Ross and Jane Spaulder Ross, brought claims for breach of contract, conversion, negligence and statutory violations, alleging that the Company provided incorrect or false information to their stock broker, thereby delaying the sale of plaintiffs' shares in the Company and causing a loss in excess of $500,000. While the litigation is in an early stage, based on the available information, we do not believe that the action will ultimately have a material financial impact on the Company. We believe that the claims are without merit, and we intend to vigorously defend them.

     In a separate arbitration proceeding the plaintiffs have brought similar claims for relief against Charles Schwab & Co., Inc., their broker during the period in question, based upon other legal theories.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Item 2.  Change in Securities

     During the three months ended June 30, 2002, the Company granted stock options to employees and directors as follows:

  ------------------------------------------------------------------------------
                     Grant     Number of   Option      Vesting       Expiration
  Grantees           Date       Options     Price      Period           Date
  ------------------------------------------------------------------------------

   3 Directors  June 24, 2002    75,000      $0.66   Immediately   June 24, 2009
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------

                                                                  Quarterly over
   1 Employees  June 12, 2002   100,000      $0.75   three years   June 12, 2009

   2 Employees  June 12, 2002    8,000       $0.75   Immediately   June 12, 2009
  ------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on June 24, 2002. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 85,138 shares or 93% of the eligible outstanding Common Stock of the Company. Three proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1

     Each of the four persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                               Broker
                                                   -----------------------------
   Name                  For         Withheld      Non-votes         Abstain
  ----------------- -----------  --------------- ---------------  --------------

   Guido DiGregorio    84,182              956           None              None
   Michael Farese      84,459              679           None              None
   Louis Panetta       84,459              679           None              None
   C. B. Sung          84,459              679           None              None

Proposal 2

     To ratify the appointment of Stonefield Josephson, Inc. as independent accountants of the Company for the fiscal year ending December 31, 2002. The number of votes for, against and abstaining on this proposal was as follows:

                                                              Broker
                                                     --------------------------
                  For        Against       Abstain      Non-votes      Abstain
               ---------   -----------   -----------  -------------  ----------


All Classes      84,515        488          135           None           None

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Proposal 3

     To ratify the amendment to the Company's 1999 Stock Option Plan increasing the number of shares of the Company's common stock available for grants of stock options under the plan. The number of votes for, against and abstaining on this proposal was as follows:

                                                                 Broker
                                                       ------------------------
                   For         Against      Abstain      Non-votes     Abstain
                 --------    ----------   -----------  ------------- ----------


All Classes       80,588        4,228         321         None           None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Certification of Chief Executive Officer and Chief Financial Officer

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





                                      COMMUNICATION INTELLIGENCE CORPORATION
                                   --------------------------------------------
                                                  Registrant



    August 14, 2001                       /s/  Francis V. Dane
-----------------------         ---------------------------------------------
          Date                                 Francis V. Dane
                                (Principal Financial Officer and Officer Duly
                                Authorized to Sign on Behalf of the Registrant)