Form 10-Q
period 2002-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2002-10-31
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------                SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2002
                                               ------------------


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ------- SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                              94-2790442
        ---------------------------------         -----------------------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)


       275 Shoreline Drive, Suite 500,
              Redwood Shores, CA                           94065-1413
    (Address of principal executiveoffices)         (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888
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

Number of shares outstanding of the issuer's Common Stock, as of October 24,2002: 91,480,777.

                                      INDEX



PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements                                        Page No.
            --------------------                                       --------

   Condensed  Consolidated  Balance Sheets at September 30, 2002
   (unaudited)  and December 31, 2001.................................        3

   Condensed  Consolidated  Statements of Operations for the Three
   and Nine-Month Periods Ended   September 30, 2002
   and 2001 (unaudited)...............................................        4

   Condensed  Consolidated  Statements  of  Changes in  Stockholders'
   Equity for the Three and Nine-Month Periods Ended September 30,
   2002 and 2001 (unaudited)..........................................        5

   Condensed  Consolidated  Statements of Cash Flows for the Nine-Month
   Period Ended September 30, 2002 and 2001 (unaudited)...............        6

   Notes to Unaudited Condensed Consolidated Financial Statements.....        7

  Item 2. Management's Discussion and Analysis of Financial Condition
          And Results of Operations ..................................       12
          -------------------------

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .       18
          ------------------------------------------------------------

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................       18
                  -----------------

         Item 2.  Change in Securities................................       19
                  --------------------

         Item 3.  Defaults Upon Senior Securities.....................       19
                  -------------------------------

         Item 4.  Submission of Matters to a Vote of Security Holders.       19
                  ---------------------------------------------------

         Item 5.  Other Information...................................       19
                  -----------------

      Item 6.  Exhibits and Reports on Form 8-K

             (a)           Exhibits...................................       19

             (b)           Reports on Form 8-K........................       19

      Signatures......................................................       20

      Certifications..................................................       20

      Certification of Principal Financial Officer....................       21

      Certificate of Chairman and Chief Executive Officer.............       22

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  September 30,   December 31,
                                                      2002           2001
                                                 --------------   ------------
                                                    Unaudited
Assets
Current assets:
Cash and cash equivalents..........................  $ 1,246       $   2,588
     Accounts receivable, net......................      748           1,043
     Inventories...................................      149             129
     Prepaid expenses and other current assets.....      229             139
                                                     --------      ----------
         Total current assets......................    2,372           3,899

Property and equipment, net........................      156             161
Capitalized software costs.........................       16              26
Patents and trademarks.............................    5,515           5,799
Other assets.......................................       88             187
                                                     --------      ----------

         Total assets..............................  $ 8,147       $  10,072
                                                     ========      ==========

Liabilities and Stockholders' equity Current
 liabilities:
     Short-term debt...............................  $     -       $     181
     Accounts payable..............................      109             206
Accrued compensation...............................      211             208
     Other accrued liabilities.....................      470             196
     Deferred revenue..............................      123              88
     Capital Lease Obligations.....................       40               3
                                                     ---------      ----------

         Total current liabilities.................      953             882

Notes payable - noncurrent.........................    3,000           3,000

Minority interest..................................      133             130

Commitments

Stockholders' equity:
     Common stock..................................      914             909
     Additional paid-in capital....................   82,026          81,605
     Accumulated deficit...........................  (78,687)        (76,258)
     Cumulative translation adjustment.............     (192)           (196)
                                                     ---------      ----------
         Total stockholders' equity................    4,061           6,060
                                                     ---------      ----------

         Total liabilities and stockholders'
         equity ...................................  $ 8,147         $ 10,072
                                                     =========      ==========
                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          -------------------   ----------------
                                             2002     2001      2002     2001
                                           -------   ------    ------   ------
Revenues:
  Online.................................  $   83    $  237    $  287    $ 977
  Corporate..............................     132       222     1,538    1,884
  Nonrecurring maintenance
    fees(net)-M10 (previously
    PenOp Inc.)                                 -         -         -      352
  China                                       310       456       968    1,223
                                           -------   -------   ------   -------

     Total revenues .....................     525       915     2,793    4,436

Operating costs and expenses:
 Cost of sales:
  Online ................................      13       132       198      707
  Corporate .............................      15        12       148      244
  China .................................     176       312       602      829
Research and development ................     367       428     1,145    1,399
Sales and marketing .....................     367       470     1,181    1,604
General and administrative ..............     583       728     1,762    2,107
                                           -------   -------   -------  -------

      Total operating costs and
      expenses ..........................   1,521     2,082     5,036    6,890
                                           -------   -------   -------  -------

(Loss) from operations...................    (996)   (1,167)   (2,243)  (2,454)

Interest and other income
(expense), net  .........................     (19)        5       (28)      19

Interest expense  .......................     (53)      (66)     (155)    (225)

Minority interest  ......................      (2)       (1)       (3)      (3)
                                           --------   -------  --------  -------

         Net (loss)  ....................  (1,070)   (1,229)   (2,429)  (2,663)
                                           ========  ========  ======== ========

Basic and diluted (loss) per common share  $(0.01)   $(0.01)   $(0.03)  $(0.03)
                                           ========  ========  ======== ========

Weighted average common
     shares outstanding  ................  91,481    90,715    91,237   90,495
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


                                                            Accumulated
                                        Additional              Other
                                  Common  Paid-In    Accum. Comprehensive
                                   Stock  Capital   Deficit  Gain (Loss) Total

Balances as of December 31, 2001.. $ 909  $81,605   $(76,258)  $ (196) $ 6,060
                                   --------------------------------------------

Exercise of options for 148 shares
  of Common Stock.................     1      109          -        -      110
Foreign currency translation
  adjustment......................     -        -          -        3        3
Net loss..........................     -        -       (688)       -     (688)
                                    -------------------------------------------

Balances as of March 31, 2002..... $ 910  $81,714   $(76,946)   $(193) $ 5,485
                                    -------------------------------------------

Exercise of options for 420 shares
  of Common Stock.................     4      312          -        -      316
Foreign currency translation
  adjustment .....................     -        -          -       (1)      (1)

Net loss..........................     -        -       (671)             (671)
                                    -------------------------------------------

Balances as of June 30, 2002...... $ 914  $82,026   $(77,617)   $(194) $ 5,129
                                    -------------------------------------------
Foreign currency translation
  adjustment                           -        -          -         2       2
Net loss..........................              -     (1,070)        -  (1,070)
                                    -------------------------------------------

Balances as of September 30, 2002. $ 914  $82,026   $(78,687)   $ (192) $4,061
                                   ============================================

Total shares outstanding as of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 were 90,911,91,060,91,471 and 91,481, respectively.


                            See accompanying notes.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)
                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                            2002         2001
                                                       ------------- -----------
Cash flows from operating activities:
  Net loss.............................................. $ (2,429)    $ (2,663)
  Adjustments to reconcile net loss to net
  cash(used) in operating activities:
   Depreciation.........................................       69          125
   Patent amortization..................................      284          322
   Loan discount amortization...........................        -           74
   Non-cash compensation................................        -           46
   Disposal of fixed assets.............................        6            -
   Changes in operating assets and
   liabilities:
     Accounts receivable, net...........................      295        1,018
     Inventories........................................      (19)         (44)
     Prepaid expenses and other current assets..........      (87)          24
     Other assets.......................................       99          (12)
     Accounts payable...................................      (66)        (541)
     Accrued compensation...............................        3          (43)
     Other accrued liabilities..........................      241          (11)
     Deferred revenue...................................       35           91
                                                         ---------    ---------

      Net cash used in operating activities                (1,569)      (1,614)

                                                         ---------    ---------
Cash flows from investing activity:
  Acquisition of property and equipment................       (54)         (53)
                                                         ---------    ---------

      Net cash used in investing activity..............       (54)         (53)
                                                         ---------    ----------
Cash flows from financing activities:
   Payments on short-term debt.........................      (181)      (1,802)
   Acquisition of property under capital lease.........        40            -
   Proceeds from acquisition of short-term debt........         -          362
   Proceeds from acquisition of long-term debt.........         -        3,000
   Proceeds from exercise of stock options
   and warrants........................................       426          817
   Principal payments on capital lease obligations.....        (4)          (6)
                                                         ---------    ----------

     Net cash provided by financing activities                281        2,371
                                                         ---------    ----------

Effect of exchange rate changes on cash................         -            -
                                                        ----------    ----------

Net increase (decrease) in cash and cash equivalents...    (1,342)         704
Cash and cash equivalents at beginning of period.......     2,588        2,349
                                                        ----------    ----------

Cash and cash equivalents at end of period.............$    1,246    $   3,053
                                                        ==========    ==========
                            See accompanying notes.

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

     The Company develops and markets software that can verify handwritten signatures delivered wirelessly and electronic signature and handwritten data entry software solutions aimed at emerging, fast growth, large potential markets such as e-commerce, corporate security, mobile voice/Internet devices including smartphones/communicators, PDAs, webpads and the Palm OS aftermarket.

     The Company's core software technologies include multilingual handwriting recognition systems (Jot(R)) and the Handwriter Recognition System, referred to as HRS(TM), electronic signature, handwritten signature verification, writing with the aid of symbols, electronic ink recording tools (InkTools(R)), Sign-it(R), iSign(TM) and Sign-On(TM), and operating systems extensions that enable pen input (PenX(TM)).

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

     For the nine month period ended September 30, 2002, the Company's cash and cash equivalents decreased by $1,340 from $2,588 at the beginning of the period to $1,246. The decrease was due primarily to cash used in operating activities of $1,569, and cash used in investing activities of $54, offset by $281 provided by financing activities. The $281 provided by financing activities consists of $426 in proceeds from the exercise of stock options by the Company's employees and former chairman, the acquisition of capital equipment under capital lease of $40, reduced by the repayment of the note by the Company's joint venture in China ("Joint Venture") of $181 and by payments of capital lease obligations of $4.

     As of September 30, 2002, the Company's principal source of funds was its cash and cash equivalents aggregating $1,246. The Company was incorporated in Delaware in 1986 and the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a doubt about its ability to continue as a going concern. The Company is in the process of filing a registration statement with the Securities and Exchange Commission in order to obtain funding from equity financing. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The financial information contained herein should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001.

2.  Cash and cash equivalents
    -------------------------

          The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                        September 30,            December 31,
                                            2002                    2001
                                    --------------------- -- -------------------

         Cash in bank                $      1,135             $      1,621
         Commercial paper                       -                       26
         Money market                         111                      941
                                    ---------------------    -------------------
                                     $      1,246             $      2,588
                                    =====================    ===================

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

3.   Inventories

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At September 30, 2002, inventories consisted primarily of finished goods.

4.   Short-term debt

          On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and was due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint Venture repaid $121 and in August 2002, paid the remaining equivalent of $60 denominated in Chinese currency.

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

          The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6.75% per annum at September 30, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

     B. Transactions with PenOp

          During the fourth quarter of 2000, the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which a net amount of $877 was recorded as revenue during that quarter. At

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     September 30, 2001, the Company recognized $325 of this contract revenue net of related expenses of $48. The Company previously entered into a separate transaction, to acquire the intellectual property rights from PenOp.


6.   Revenue recognition

          Online Revenue - Revenue from retail product sales is recognized upon sell through, while revenue from other product sales is recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable. The Company provides for estimated sales returns at the time of shipment.

          Corporate Revenue - License and product revenues are recognized when the software has been delivered and when all significant obligations have been met in accordance with the American Institute of Certified Public Accountants Statement of Position Number 97-2, "Software Revenue Recognition." The Company also follows Staff Accounting Bulletins 101 (`SAB 101') and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. Royalty revenues are recognized as products are licensed/sold by licensees. Development contract revenue is generated primarily from non-recurring engineering activities. Revenue is recognized in accordance with the terms of the agreements, generally when collection is probable and related costs have been incurred.

          China Revenue - Revenue from system integration activities and product sales are recognized upon shipment provided that no significant obligations remain and the collection of the resulting receivable is probable.

7.   Net loss per share
       ------------------

          The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three and nine month periods ended September 30, 2002 and 2001, potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 6,688, and 7,443, respectively, of equivalent shares and warrants of 470 equivalent shares at September 30, 2001.

8.   Comprehensive income

     Total comprehensive (loss) was as follows:

                                              Nine month Ended September 30,
                                            -------------- ------ --------------
                                                  2002                 2001
                                            --------------        --------------

      Net loss                              $     (2,429)         $     (2,663)
      Other comprehensive income:
      Cumulative translation adjustment                4                     5
                                            --------------        --------------

              Total comprehensive loss      $     (2,425)         $     (2,658)
                                            ==============        ==============

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

9.   Segment Information

          The Company's segment information under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"), is comprised of two segments handwriting recognition software and systems integration.

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

          The table below presents information about reporting segments for the periods indicated:

                             Nine month ended September 30,
                -        2002                              2001
                ---------------------------------------------------------------
                Handwriting  Systems             Handwriting    Systems
                Recognition Integration   Total  Recognition  Integration  Total
                -----------------------  ------- ------------ -----------  -----

Revenues            $ 2,016    $ 777    $  2,793    $  3,439   $  997   $ 4,436
Loss from
Operations          $(2,202)   $  36    $ (2,166)   $ (2,368)  $  (86)  $(2,454)
Significant change
in   Total assets
from Year End
                    $     -    $ (35)   $    (35)   $      -   $    -   $     -

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------

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

     On October 6, 2000, a wholly-owned subsidiary of the Company ("Acquisition Corp.") acquired certain assets of PenOp Limited and its subsidiary PenOp Inc. for 4.7 million shares of common stock of the Company pursuant to an Asset Purchase Agreement, dated as of September 29, 2000, by and among Acquisition Corp., PenOp Limited and PenOp Inc. At the closing of this transaction, the former Company's Chairman of the Board, and his designees purchased from PenOp Limited and PenOp Inc., in a private transaction, an aggregate of 1,713,728 shares of common stock received by PenOp Limited and PenOp Inc. in connection with the acquisition for $3,300.

Results of Operations

     Revenues. For the three and nine months ended September 30, 2002, total revenues decreased $390 and $1,643, respectively, or 43% and 37%, respectively, to $525 and $2,793 from $915 and $4,436, respectively, for the comparable three and nine month periods ended September 30, 2001 as discussed below:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        ---------------------------------------

                                         2002       2001       2002       2001
                                        ------     ------     ------     ------

Revenues:
   Online                               $  83     $  237     $   287    $   977
   Corporate                              132        222       1,538      1,884
    Nonrecurring Maintenance
   fees  (net)- M10
   (previously PenOp)                       -          -           -        352
   China                                  310        456         968      1,223
                                        ------    -------    --------   --------

              Total revenues            $ 525     $  915     $ 2,793    $ 4,436
                                        ======    =======    ========   ========

     Online revenues decreased $154 or 65% to $83 for the three months ended September 30, 2002 as compared to $237 in the prior year period. This decrease was primarily due to the curtailment of the direct mail campaign during the three months ended September 30, 2002 due to the reduced availability of new names and poor sales close rate compared to the same period last year. For the nine months ended September 30, 2002, Online revenues decreased $690 or 71% to $287 from $977 in the same nine month period last year. This decrease was due primarily to the reasons discussed above.

     Corporate sales, which include enterprise sales, OEM and development contract revenues, decreased for the three and nine month periods ended September 30, 2002, by $90 and $346, respectively, or 41% and 18%, respectively to $132 and $1,538, respectively, from $222 and $1,884, respectively, as compared to the same prior year periods as discussed below.

     Enterprise sales, included in corporate sales, increased for the three months ended September 30, 2002, $40 or 44% to $130 as compared to $90 in the

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

prior year. The increase in enterprise sales for the three months ended September 30, 2002 was primarily due to a sale to a major construction company in the current quarter . For the nine months ended September 30, 2002, enterprise sales increased 44% or $367 to $1,199 compared to $832 in the prior year period. This increase was primarily due to the increase in the number of sales of the Company's software signature products over the nine months as compared to the prior year period. OEM revenues, included in corporate sales, for the three months ended September 30, 2002 decreased 98% or $130 to $2 from $132 in the prior period. This decrease was due to a decrease in the amount of royalty reported by one of the Company's licensees located in Japan and reduced development contract revenue recognized compared to the prior year. OEM revenues for the nine months ended September 30, 2002 decreased 68%, or $713, to $339 from $1,052 in the prior period. The decrease in OEM revenues for the nine months ended September 30, 2002 was due primarily to the same factors discussed for the current three month period.

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

     China sales for the three months ended September 30, 2002 decreased $146, or 32%, to $310 from $456 in the same prior year period. For the nine months ended September 30, 2002, China revenues decreased 21% or $255 to $968 from $1,223 in the same prior year period. This decrease was due to a large sale to a single customer in the comparable period in the prior year.

     Cost of Sales. Cost of sales decreased for the three and nine months ended September 30, 2002 $252 and $832, respectively, or 55% and 47%, respectively, to $204 and $948, respectively compared to $456 and $1,780, respectively, in the same prior year periods as discussed below.

     Online cost of sales for the three and nine months ended September 30, 2002 decreased $119 and $509, respectively, or 90% and 72%, respectively, to $13 and $198, respectively, compared to $132 and $707, respectively, in the same prior year periods. The decrease during the three and nine month periods ended September 30, 2002 was due to the elimination of direct mailing costs as a result of reductions in the number of names available and a poor sales close rate experienced early in the current nine months as compared to the same periods in the prior year.

     Corporate sales costs for the three months ended September 30, 2002 increased $3 to $15 from $12 in the comparable period of the prior year The increase was due to an increase in third party hardware sold with the Company's signature software solution products. For the nine months ended September 30, 2002, corporate cost of sales decreased $96, or 39%, to $148 from $244 in the comparable prior year period. The decrease was due to the lower sales volumes of products requiring third party hardware and a reduction in OEM and development contract revenues and the associated technology import tax and engineering costs as compared to the same period of the prior year.

     China cost of sales for the three and nine months ended September 30, 2002 decreased $136 and $227, respectively, or 44% and 27%, to $176 and $602, respectively, compared to $312 and $829, respectively, in the same prior year periods. The decrease in cost of sales for the three and nine months ended September 30, 2002 was due to an increase in higher margin software products sales from system integration sales and lower sales overall.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

     Gross Margin. Gross margin for the three and nine months ended September 30, 2002 decreased $138 and $459, respectively, or 30% and 20%, respectively, to $321 and $1,845, respectively, from $459 and $2,304, respectively, in the same prior year periods.

     Online gross margin for the three and nine months ended September 30, 2002 decreased $35 and $181, respectively, or 33% and 67%, respectively, to $70 and $89, respectively, from $105 and $270, respectively, in the same prior year periods. This decrease was due to lower sales during the comparable three and nine month periods offset by the elimination of the mailer program and the associated costs. Online gross margins were 84% and 31%, respectively, of sales for the three and nine months ended September 30, 2002 compared to 44% and 28%, respectively, in the same prior year periods.

     Corporate sales gross margin for the three and nine months ended September 30, 2002 decreased $93 and $250, respectively, or 44% and 15%, respectively, to $117 and $1,390, respectively, compared to $210 and $1,640, respectively, in the same prior year periods. This decrease was primarily due to the decrease in corporate sales. Corporate sales gross margin as a percentage of sales was 89% and 90% for the three and nine month periods ended September 30, 2002 compared to 94% and 87%, respectively, for the same three and nine month periods of the prior year.

     Gross margins related to nonrecurring maintenance fees from M10 decreased for the nine months ended September 30, 2002 to $0, compared to $352 in the prior year period. This decrease was due to the Company not recognizing nonrecurring maintenance fees during the current three and nine month ended September 30, 2002, compared to the same periods in the prior year.

     China sales gross margin for the three month period ended September 30, 2002 decreased $10, or 7% to $134 from $144 in the same prior year period on a 32% decrease in revenues. This decrease in gross margin for the three months ended September 30, 2002, resulted from a change in the sales mix from lower margin system integration sales to higher margin software sales. For the nine months ended September 30, 2002 gross margin decreased $28, or 7% to $366 from $394 in the same prior year period on a 37% decrease in revenues. This decrease in gross margin for the nine months ended September 30, 2002 resulted from a change in the sales mix from lower margin system integration sales to higher margin software sales. As a percentage of sales, China gross margins were 43% and 38% for the three and nine months ended September 30, 2002, respectively, compared to 32% and 31%, respectively, for the comparable three and nine month periods in the prior year periods.

     Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2002 decreased by $61 and $254, respectively, to $367 and $1,145, respectively, as compared to $428 and $1,399, respectively, in the comparable three and nine month periods of the prior year. The decrease was due primarily to the reduction of approximately $12 and $224, respectively, in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products. In addition, payroll and related costs decreased approximately $44 and $110, respectively, for the three and nine months ended September 30, 2002, compared to the prior year. The reduction in payroll and related expenses was due to actions taken in the fourth quarter of last year to trim expenses in response to a weakening economy. Other costs including facilities and shared engineering costs with the Joint Venture decreased $5 for the three months ended September 30, 2002 compared to the prior year and increased $80 over the nine months ended September 30, 2002. The increase over the nine month period was due to increases in facility expenses. Expenses transferred to cost of sales for the nine months

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

ended September 30 2002 decreased $40 compared to the prior year. The fluctuations in expenses for the three and nine month periods are due to the changes in the number of revenue generating nonrecouring engineering projects being worked on during a given period. The Company capitalized $20 in software development costs associated with new products and enhancements during the nine months ended September, 2001. The Company did not capitalize any new product software development costs in the nine month period ending September 30, 2002.

     Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2002 decreased $103 and $423, respectively, to $367 and $1,181, respectively, as compared to $470 and $1,604, respectively, in the comparable periods of the prior year. Professional services and advertising expenses decreased $50 to $42 from $92 for the three month ended September 30, 2002, as compared with the same period last year. For the nine month period ended September 30, 2002, professional services and advertising fees decreased $160 to $149 from $309, as compared with the same period last year. This decrease was due primarily to the reduction in resource guide advertisements included in the box that accompanies the hand held devices. Other costs, including salaries and related expenses and travel and recruiting expenses, decreased $53 for the three months ended September 30, 2002, compared to the same period in the prior year. For the nine months ended September 30, 2002, other costs, including salaries and related expenses and travel and recruiting expenses decreased $263 as compared to the same nine month period last year. The reduction in other expenses was due to actions taken in the fourth quarter of last year and again in the third quarter of the current year to trim expenses in response to a weakening economy.

     General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2002 decreased $145 and $345 to $583 and $1,762, respectively, from $728 and $2,107, respectively, in the comparable periods of the prior year. Professional services decreased $64 and $243, respectively, due to the reduction in legal fees and in financial service fees paid to the former chairman of the Company. Payroll and related costs decreased approximately $12 due to reductions in head count in the three months ended September 30, 2002. Salaries and related expense increased approximately $8 over the nine months ended September 30, 2002, due to salary increases. Other costs, including investor relations and facilities and related costs, decreased $63 and $96, respectively, over the comparable three and nine month periods of the prior year. The reduction in other expenses was due to actions taken in the fourth quarter of last year and again in the third quarter of the current year to trim expenses in response to a weakening economy.

     Interest and other income (expense), net. Interest and other income (expense), net for the three and nine months ended September 30, 2002 decreased $24 and $47, respectively, to an expense of $19 and $28, respectively, compared to income of $5 and $19, respectively, in the comparable periods of the prior year. Interest income from cash and cash equivalents decreased $15 and $31, respectively, to $2 and $9 for the three and nine months ended September 30, 2002 compared to $17 and $40 in the same periods of the prior year. This decrease was due to lower cash balances and reduction in interest rates during the three and nine month periods ended September 30, 2002. The interest income was offset by $3 and $15, respectively, of credit card processing fees related to Online sales and other expenses for the three and nine month periods ended September 30, 2002, compared to $9 and $30, respectively, in the same periods of the prior year.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

     Interest expense. Interest expense decreased $13 to $53 for the three month period ended September 30, 2002, compared to $66 in the same prior year period. The decrease was due to the reduction in the prime rate as compared to the prior year. For the nine months ended September 30, 2002, interest expense decreased $70 to $155, compared to $225 in the same prior year period. The decrease was primarily due to the write off in June 2001 of the loan discount as a result of the payment of the $1,500 note.

Liquidity and Capital Resources

     At September 30, 2002, cash and cash equivalents totaled $1,246 compared to cash and cash equivalents of $2,588 at December 31, 2001. The decrease was due primarily to cash used in operating activities of $1,569, cash used in investing activities of $54. Cash provided by financing activities was $281, net. The $281 provided by financing activities consists of $426 in proceeds from the exercise of stock options by the Company's employees and former chairman, the acquisition of capital equipment under capital lease of $40, reduced by the repayment of the note by the Joint Venture of $181, and by payments of capital lease obligations of $4. Total current assets were $2,372 at September 30, 2002, compared to $3,899 at December 31, 2001.

     As of September 30, 2002, the Company's principal source of funds was its cash and cash equivalents aggregating $1,246.

     The Company was incorporated in Delaware in 1986 and the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a doubt about its ability to continue as a going concern. The Company is in the process of filing a registration statement with the Securities and Exchange Commission in order to obtain funding from equity financing. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Current liabilities, which include deferred revenue, were $953 at September 30, 2002. Deferred revenue, totaling $123 at September 30, 2002, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

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

     On October 2, 2001, the Company entered a new five year lease for its existing principal offices at 275 Shoreline Drive, Suite 500, Redwood Shores California for approximately 9,634 square feet. The lease commenced November 1, 2001 with a first year lease cost of approximately $347,000. The cost of the lease will increase approximately 3% per annum over the term of the lease which

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

expires October 31, 2006. In addition to the base rent the Company will pay a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the offices will be adequate for its needs over the term of the lease.

     On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint Venture repaid $121, and in June 2002 repaid the remaining balance of $60 denominated in Chinese currency.

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which the former chairman of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 6.75% per annum at September 30, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

Forward Looking Statements(continued)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company has not entered into any short-term security investments during the three months ended September 30, 2002.

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

Part II-Other Information

Item 1.  Legal Proceedings

     The Company was named as a defendant in a suit brought in U.S. District Court for the Southern District of New York, filed on August 5, 2002, case number 02-CV-6197. The plaintiffs, Richard M. Ross and Jane Spaulder Ross, brought claims for breach of contract, conversion, negligence and statutory

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Item 1.  Legal Proceedings (continued)
         -----------------------------

violations, alleging that the Company provided incorrect or false information to plaintiffs' stock broker, thereby delaying the sale of their shares in the Company and causing a loss in excess of $500,000. While the litigation is in an early stage, based on the available information, we do not believe that the action will ultimately have a material financial impact on the Company. We believe that the claims are without merit, and we intend to vigorously defend against them.

     In a separate arbitration proceeding the plaintiffs have brought similar claims for relief against Charles Schwab & Co., Inc., their broker during the period in question, based upon other legal theories.

Item 2.  Change in Securities

     During the three months ended September 30, 2002, the Company granted stock options to employees as follows:

  ------------------------------------------------------------------------------
                Grant     Number of       Option       Vesting      Expiration
   Grantees     Date       Options        Price        Period          Date
  ------------------------------------------------------------------------------

                                                    Quarterly over
  2 Employees  9/25/02     275,000        $0.28       three years     9/25/02
  ------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information

               We have evaluated the Company's disclosure controls and procedures within ninety days ("Evaluation Date") prior to this report and concluded that there were no material weaknesses in those controls and procedures as of that date. To the best of our knowledge and belief, there have been no significant changes in internal controls or other factors subsequent to the Evaluation Date that could significantly affect internal controls and procedures.


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





                                       COMMUNICATION INTELLIGENCE CORPORATION
                                    --------------------------------------------
                                                    Registrant



  October 24 , 2002                          /s/ Francis V. Dane
---------------------           ------------------------------------------------
       Date                                      Francis V. Dane
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Communication Intelligence Corporation (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis V. Dane, Principal Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Francis V. Dane
   Principal Financial Officer

In connection with the quarterly report of Communication Intelligence Corporation (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Guido DiGregorio, Chairman and Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Guido DiGregorio
    Chairman and Chief Executive Officer

                     Communication Intelligence Corporation
                                 and Subsidiary
                                    FORM 10-Q


CERTIFICATION


I, Francis V. Dane, certify that:


1. I have reviewed this Quarterly Report on Form 10-Q of Communication Intelligence Corporation;


2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;


3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 28, 2002

                           By: /s/ Francis V. Dane
                               -------------------------
                              Principal Financial Officer

CERTIFICATION


I, Guido DiGregorio, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Communication Intelligence Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 28, 2002

                            By: /s/ Guido DiGregorio
                               ----------------------------
                                       Chairman
                                 Chief Executive Officer