Form 10-Q/A
period 2002-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2003-01-02
CIK 727634

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
          ------------------------------------------------------------

  Item 4. Controls and Procedures ...........................................20
          -----------------------
PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................       20
                  -----------------

         Item 2.  Change in Securities................................       21
                  --------------------

         Item 3.  Defaults Upon Senior Securities.....................       21
                  -------------------------------

         Item 4.  Submission of Matters to a Vote of Security Holders.       21
                  ---------------------------------------------------

         Item 5.  Other Information...................................       21
                  -----------------

      Item 6.  Exhibits and Reports on Form 8-K

             (a)           Exhibits...................................       21

             (b)           Reports on Form 8-K........................       20

      Signatures......................................................       22

      Certifications..................................................       22

      Certification of Principal Financial Officer....................       23

      Certificate of Chairman and Chief Executive Officer.............       24

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  September 30,   December 31,
                                                      2002           2001
                                                 --------------   ------------
                                                    Unaudited
Assets
Current assets:
     Cash and cash equivalents.....................  $ 1,246       $   2,588
     Accounts receivable, net......................      748           1,043
     Inventories...................................      149             129
     Prepaid expenses and other current assets.....      229             139
                                                     --------      ----------
         Total current assets......................    2,372           3,899

Property and equipment, net........................      156             161
Capitalized software costs.........................       16              26
Patents and trademarks.............................    5,515           5,799
Other assets.......................................       88             187
                                                     --------      ----------

         Total assets..............................  $ 8,147       $  10,072
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
                                   ============================================

Total shares outstanding as of: December 31, 2001,90,911 March 31, 2002, 91,060 June 30, 2002, 91,471 and September 30, 2002, 91,481.


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


1.     Interim financial statements

       The financial information contained herein should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

       The Company develops and markets software that can verify handwritten signatures delivered wirelessly and electronic signature and handwritten data entry software solutions aimed at emerging, large potential markets such as e-commerce, corporate security, mobile voice/Internet devices including smartphones/communicators, PDAs, webpads and the Palm OS aftermarket.

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

       Equity Line of Credit Agreement

       In September 2002, the Company negotiated a Line of Credit agreement expiring in two years with Cornell Capital Partners, LP. The Company may periodically issue and sell shares of its common stock for a total purchase price of $15 million, subject to the number of shares available for issuance and the purchase price of such shares. If the Company request an advance under the Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock of the Company for 100% of the "Market Price" of its stock. Market Price is defined as the lowest volume weighted average price of the Company's common stock as reported by Bloomberg, LP, calculated over four of the five trading days after the Company request an advance. The maximum amount of each advance is equal to $1 million in any 30-day period. In addition, in no event shall the number of shares issuable to Cornell Capital Partners, LP cause Cornell to own in excess of 9.9% of the then outstanding shares of our common stock. On each advance date, the Company must pay to Cornell Capital Partners, L.P. an Advance fee equal to 6.5% of the amount of each advance. At the Company's option, Cornell Capital Partners, L.P. may withhold from the advance the fee described above. A closing will be held six (6) trading days after such written notice, at which time the Company will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount. Cornell Capital Partners, L.P. intends to sell any shares purchased under the Equity Line of Credit at the market price. Cornell Capital Partners, L.P. cannot transfer its interest in the Equity Line of Credit to any other person and cannot engage in sales of shares of common stock acquired under the Line of Credit. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission.

       Recent Pronouncements

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

       2.Cash and cash equivalents

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

4.     Short-term debt

       On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 5.37% per annum and was due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint Venture repaid $121 and in August 2002, paid the remaining equivalent of $60 denominated in Chinese currency.

5. Related Party Transactions:

       A. Long-term debt related party

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

       Interest paid during the nine months ended September 30, 2002 and 2001 was $160 and $137, respectively.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q


5. Related Party Transactions (continued):

       B. Transactions with PenOp Ltd. ("PenOp")

       During the fourth quarter of 2000, the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which a net amount of $877 was recorded as revenue during that quarter. At September 30, 2001, the Company recognized $325 of this contract revenue net of related expenses of $48. The Company previously entered into a separate transaction, to acquire certain intellectual property rights from PenOp.


6. Net loss per share

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

7.     Comprehensive income

       Total comprehensive (loss) was as follows:

                                               Nine month Ended September 30,
                                             ------------ ------ --------------
                                                  2002                2001
                                             ------------        --------------

        Net loss                             $   (2,429)          $   (2,663)
        Other comprehensive income:
        Cumulative translation adjustment             4                    5
                                             -------------       --------------

         Total comprehensive loss            $   (2,425)          $   (2,658)
                                             =============       ==============

8.     Segment Information

       The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of three revenue categories. All handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales represent sales to external customers.


       The accounting policies followed by the segments are the same as those described in the "Critical Accounting Policies." Segment data includes revenues, as well as allocated costs charged to each of the operating segments.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

8.     Segment Information (continued)

       The table below presents information about reporting segments for the periods indicated:

                              Nine month ended September 30,
                -        2002                              2001
                ---------------------------------------------------------------
                Handwriting  Systems             Handwriting    Systems
                Recognition Integration   Total  Recognition  Integration  Total
                -----------------------  ------- ------------ -----------  -----

Revenues            $ 2,016    $ 777    $  2,793    $  3,439   $  997   $ 4,436
Loss from
Operations          $(2,273)   $  30    $ (2,243)   $ (2,368)  $  (86)  $(2,454)
Significant change
in   Total assets
from Year End
                    $     -    $ (35)   $    (35)   $      -   $    -   $     -

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, the accounting for the product returns, allowance for doubtful accounts, intangible asset impairments, and inventory. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company's management in the preparation of the consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 101 (`SAB 101') and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. We recognize revenues from sales of software products upon shipment, provided that collection is determined to be probable and no significant obligations remain. Actual results could differ from these estimates. Revenue from service subscriptions is recognized as costs are incurred or over the service period.

Revenue from software license agreements with end-users is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support, and is recognized as costs are incurred or over the support period. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

Revenue from system integration activities is recognized upon installation provided that no significant obligations remain and the collection of the resulting receivable is probable.

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from our historical experience, the Company's estimates of recoverability of amounts due us could be affected.

We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). In response to changes in industry and market conditions, the Company may determine that an impairment of our patents has occurred.

Foreign Currency Translation. The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company's consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for non-monetary assets and liabilities that are translated at historical

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates.

Research and Development

Research and development costs are charged to expense as incurred. The Company capitalizes certain software development costs associated with new product development once the product design detail has been competed and technological feasibility has been established. The costs capitalized include the coding and testing of the product after the technological feasibility has been established. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years.


Segments

The Company reports in two segments, handwriting recognition and systems integration. For purposes of Management Discussion and Analysis, handwriting recognition includes Online/Retail revenues and Corporate sales, including Enterprise and Original Equipment Manufacturers ("OEM") revenues. All handwriting recognition software is developed around the Company's core technology. Handwriting recognition product revenues are generated via the Company's web site and the through a direct sales force to individual or enterprise end users. The Company's sales force also licenses version of its handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time the Company is required to develop an interface (port) for the Company's software to run on a new customers hardware platform or within the customers software operating system. The development contract revenues are included in the handwriting recognition segment. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. System integration sales are derived through a direct sales force which then develops a system to utilize the Company's software based on the customers requirements. Systems integration sales are solely accomplished in our China Operation.

Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer, Nationwide Building Society, accounted for 12% of total revenues for the first nine months of 2002. One customer, The Prudential Insurance Company of America accounted for20% of total revenue for the first nine months of 2001.

In the Company's system integration segment one customer, Fujitsu Ltd. accounted for 28% of total revenue for the first nine months of 2002 and 37% for the first nine months of 2001.

Results of Operations

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                      2002       2001          2002       2001
Segment revenues:
  Handwriting recognition
    Online                          $   83     $  237        $  287     $  977
    Corporate                          132        222         1,538      1,884
    Nonrecurring
     Maintenance fees
     (net)--M10
     previously PenOp)                  --         --            --        352
    China                               90         67           191        223
                                    --------   --------      --------   --------
Total Handwriting recognition       $  305     $  526        $2,016     $3,436

Systems integration
    China                           $  220     $  389        $  777     $1,000
                                    --------   ---------     --------   --------
Total revenues                      $  525     $  915        $2,793     $4,436

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

                                   Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                      2002       2001          2002       2001
Cost of Sales
    Handwriting recognition         $   64     $  154        $  443     $  999
    Systems integration                140        302           505        781
                                    --------   --------      --------   --------
Total cost of sales                 $  204     $  456        $  948     $1,780
                                    --------   --------      --------   --------

Operating cost and expenses
   Research and development         $  367     $  428        $1,145     $1,399
   Sales and Marketing                 367        470         1,181      1,604
   General and administrative          583        728         1,762      2,107
                                    --------   --------      --------   --------
Total operating costs and expenses  $1,317     $1,626        $4,088     $5,110
                                    --------   --------      --------   --------

Interest and other
  income (expense) net              $  (74)    $ (62)        $ (186)    $ (209)
                                    --------   --------      --------   --------

Net loss                           $(1,070)   $(1,229)      $(2,429)   $(2,663)
                                    ========   ========      ========   ========

Amortization of intangible assets
   Cost of sales                   $      3   $     4       $    10    $     9
   General and administrative            57       113           284        321
                                    ---------  --------     --------    --------
Total amortization of
   intangible assets               $     60   $   117       $   294    $   330
                                    =========  ========     ========    ========

Revenues

        Handwriting recognition - Revenues declined 42% or $221 for the three months ended September 30, 2002 as compared to $526 for the comparable three month period in the prior year. For the nine month period handwriting recognition revenues declined 41% to $2,016 as compared to $3,436 during the same nine month period in the prior year. A detailed discussion of the segment revenues follows.

        Online revenues decreased $154 or 65% to $83 for the three months ended September 30, 2002 as compared to $237 in the prior year period. This decrease was primarily due to the curtailment of the direct mail campaign during the three months ended September 30, 2002 due to the reduced availability of new names and poor sales close rate compared to the same period last year. For the nine months ended September 30, 2002, Online revenues decreased $690 or 71% to $287 from $977 in the same nine month period last year. This decrease was due primarily to the same reasons discussed above.

        Corporate sales - Enterprise sales, included in corporate sales, increased for the three months ended September 30, 2002, $40 or 44% to $130 as compared to $90 in the prior year. The increase in enterprise sales for the three months ended September 30, 2002 was primarily due to a sale to a major construction company in the current quarter . For the nine months ended September 30, 2002, enterprise sales increased 44% or $367 to $1,199 compared to $832 in the prior year period. This increase was primarily due to the increase in the number of sales of the Company's software signature products over the nine months as compared to the prior year period. OEM revenues, included in corporate sales, for the three months ended September 30, 2002 decreased 98% or $130 to $2 from $132 in the prior period. This decrease was due to a decrease in the amount of royalty reported by one of the Company's licensees located in Japan and reduced development contract revenue recognized compared to the prior year. OEM revenues for the nine months ended September 30, 2002 decreased 68%, or $713, to $339 from $1,052 in the prior period. The decrease in OEM revenues for the nine months ended September 30, 2002 was due primarily to the same factors discussed for the current three month period. During the nine months ended September 30, 2001, the Company recognized $352 in nonrecurring maintenance fees net of expenses of $48. The Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded
(net) in the fourth quarter of 2000. As stated earlier, on October 6, 2000 the Company completed a separate transaction to acquire certain intellectual property rights from PenOp.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

        Handwriting recognition segment sales in China increased $23 or 34% to $90 during the three months ended September 30, 2002 compared to $67 in the comparable period of the prior year. Handwriting segment revenues for the nine month period declined 14% to $191 as compared to $223 in the prior year period. The decline in revenue is due to closing fewer order during the nine months ended September 30, 2002 as compared to the prior year. The Company does not believe there is a declining revenue trend developing in China and expects that handwriting software sales will increase as the China market matures.

        Systems Integration - China systems integration sales for the three months ended September 30, 2002 decreased $169, or 43%, to $220 from $389 in the same prior year period. For the nine months ended September 30, 2002, China revenues decreased 22% or $223 to $777 from $1,000 in the same prior year period. This decrease was due to a large sale to a single customer in the comparable period in the prior year.

Cost of Sales

        Handwriting recognition . Cost of sales decreased for the three and nine months ended September 30, 2002 $79 and $595, respectively, or 51% and 59%, respectively, to $75 and $404, respectively compared to $154 and $999, respectively, in the same prior year periods as discussed below.

        Online cost of sales for the three and nine months ended September 30, 2002 decreased $119 and $509, respectively, or 90% and 72%, respectively, to $13 and $198, respectively, compared to $132 and $707, respectively, in the same prior year periods. The decrease during the three and nine month periods ended September 30, 2002 was due to the elimination of direct mailing campaign and related costs as a result of reductions in the number of names available and a poor sales close rate experienced early in the current nine months as compared to the same periods in the prior year.

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

        China handwriting recognition segment cost of sales for the three and nine months ended September 30, 2002 increased $26 and $12, respectively, or 260% and 23%, to $36 and $60, respectively, compared to $10 and $48, respectively, in the same prior year periods. The increase is due to an increase in third party hardware costs.

        Systems Integration - Cost of sales decreased for the three and nine months ended September 30, 2002 $162 and $239 for the three and nine months ended September 30, 2002 compared to the prior year periods. The decrease is due to the decrease in system integration revenues over the three and nine months ended September 30, 2002 compared to the same prior year period.

Gross Margin

        Handwriting recognition segment -. Gross margin for the three and nine months ended September 30, 2002 decreased $138 and $459, respectively, or 30% and 20%, respectively, to $321 and $1,845, respectively, from $459 and $2,304, respectively, in the same prior year periods.

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

        China handwriting recognition segment gross margin for the three and nine month period ended September 30, 2002 decreased to $54 and $132, respectively, from $57 and $175 in the same prior year periods. The decrease in gross margin for the three and nine months ended September 30, 2002, resulted from lower sales volumes and increased third party hardware costs.

        Systems Integration -China systems integration segment gross margin for the three month period ended September 30, 2002 decreased to $80 as compared to $87 in the same three month period of the prior year. The decrease is due to the reduction in revenue during the comparable periods. For the nine months ended September 30, 2002 systems integration gross margins increased to $272 from $219 in the same prior year periods. The increase in gross margin for the three and nine months ended September 30, 2002, is due to the increase in the higher margin software components in the systems integration projects compared to the prior year period.

Operating expenses

         Research and development expenses. Research and development expenses for the three and nine months ended September 30, 2002 decreased by $61 and $254, respectively, to $367 and $1,145, respectively, as compared to $428 and $1,399, respectively, in the comparable three and nine month periods of the prior year. The decrease was due primarily to the reduction of approximately $12 and $224, respectively, in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products. In addition, payroll and related costs decreased approximately $44 and $110, respectively, for the three and nine months ended September 30, 2002, compared to the prior year. The reduction in payroll and related expenses was due to actions taken in the fourth quarter of last year to trim expenses in response to a weakening economy. Other costs including facilities and shared engineering costs with the Joint Venture decreased $5 for the three months ended September 30, 2002 compared to the prior year and increased $80 over the nine months ended September 30, 2002. The increase over the nine month period was due to increases in facility expenses. Expenses transferred to cost of sales for the nine months ended September 30 2002 decreased $40 compared to the prior year. The fluctuations in expenses for the three and nine month periods are due to the changes in the number of revenue generating nonrecouring engineering projects being worked on during a given period. The Company capitalized $20 in software development costs associated with new products and enhancements during the nine months ended September, 2001. The Company did not capitalize any new product software development costs in the nine month period ending September 30, 2002.

         Sales and marketing expenses. Sales and marketing expenses for the three and nine months ended September 30, 2002 decreased $103 and $423, respectively, to $367 and $1,181, respectively, as compared to $470 and $1,604, respectively, in the comparable periods of the prior year. Professional services and advertising expenses decreased $50 to $42 from $92 for the three month ended September 30, 2002, as compared with the same period last year. The decrease was due the reduction in resource guide advertisements included in the box that accompanies the handheld devices. For the nine month period ended September 30, 2002, professional services and advertising fees decreased $160 to $149 from $309, as compared with the same period last year. This decrease was due primarily to the reduction in resource guide advertisements discussed above and


                                      -16-
                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

to nonrecouring expenses of a marketing study completed in the prior year. Other costs, including salaries and related expenses and travel and recruiting expenses, decreased $53 for the three months ended September 30, 2002, compared to the same period in the prior year. For the nine months ended September 30, 2002, other costs, including salaries and related expenses and travel and recruiting expenses decreased $263 as compared to the same nine month period last year. The reduction in other expenses was due to actions taken in the fourth quarter of last year and again in the third quarter of the current year to trim expenses in response to a weakening economy. The sales efforts have been directed towards customers that have previously purchased products and currently have pilot programs in process utilizing the Company's software. These customers are expected to purchase additional software once they have completed their studies and implement their software solution. The Company believes that an improving economy and the number of current customer pilot programs nearing completion will provide future revenues over a period of time sufficient to allow the Company to timely expand its sales efforts to generate potential new demand.

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


                                      -17-
                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

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

         Accounts receivable declined $295 over the nine months ended September 30, 2002 due primarily to the lower sales during the period. The Company believes that the lower sales volumes are due to the reduced information technology ("IT") spending in the handwriting segment as the result of the weakened economy, and does not indicate non acceptance of the Company's products.

         Prepaid expenses increased $90 during the period ended September 30, 2002 due to premiums paid for Directors and Officers liability insurance during the period.

         On August 23, 2001, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bore interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint Venture repaid $121, and in June 2002 repaid the remaining balance of $60 denominated in Chinese currency.

         Accounts payable declined $97 over the nine months ended September 30, 2002 due to the reduction in operating activities as the result of the slow economy. Other accrued liabilities increased $274 as of September 30, 2002 due various accruals which include professional services related to corporate filings and other legal matters. . Deferred revenue, totaling $123 at September 30, 2002, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q


Material commitment are presented below:
                                                  Payments Due by Period
                                                  One to      Four to    After
                                    Less than     three         five     five
Contractual Obligations     Total    one year     years         years    years
                        ----------  ---------    --------     --------- -------

Long-term debt (1)        $ 3,000         -      $ 3,000      $     -   $    -
Capital lease
  obligations                  40         6           23           11        -
Operating lease
   commitments (2)          1,763       397        1,256          110        -
                       -----------  ---------    --------     --------- -------
Total contractual cash
 obligations              $ 4,803   $   403      $ 4,279      $   121   $    -
                       ===========  =========    ========     ========= =======

1. The Long-term debt may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right to convert the outstanding principal amount into shares of common stock at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events.

2. The operating lease commenced on November 1, 2001. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

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

Forward Looking Statements(continued)

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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


Date:  October 28, 2002

                                              By: /s/ Francis V. Dane
                                            Principal Financial Officer

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


Date:  October 28, 2002

                                       By: /s/ Guido DiGregorio
                                               Chairman
                                               Chief Executive Officer