Form 10-Q/A
period 2002-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2003-01-24
CIK 727634

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-19301

COMMUNICATION INTELLIGENCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2790442 (I.R.S. Employer Identification No.)
275 Shoreline Drive, Suite 500, Redwood Shores, CA 94065-1413 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (650) 802-7888

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares outstanding of the issuer's Common Stock, as of October 24, 2002: 91,480,777.

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001	3
		Condensed Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2002 and 2001 (unaudited)	4
		Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three and Nine-Month Periods Ended September 30, 2002 and 2001 (unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the Nine-Month Period Ended September 30, 2002 and 2001 (unaudited)	6
		Notes to Unaudited Condensed Consolidated Financial Statements	7
	Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	23
	Item 2.	Change in Securities	23
	Item 3.	Defaults Upon Senior Securities	23
	Item 4.	Submission of Matters to a Vote of Security Holders	23
	Item 5.	Other Information	23
	Item 6.	Exhibits and Reports on Form 8-K
		(a) Exhibits	23
		(b) Reports on Form 8-K	23
Signatures			24
Certification			24

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2002	December 31, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$1,246	$2,588
Accounts receivable, net	748	1,043
Inventories	149	129
Prepaid expenses and other current assets	229	139

Total current assets	2,372	3,899
Property and equipment, net	156	161
Capitalized software costs	16	26
Patents and trademarks	5,515	5,799
Other assets	88	187

Total assets	$8,147	$10,072

Liabilities and Stockholders' equity
Current liabilities:
Short-term debt	$—	$181
Accounts payable	109	206
Accrued compensation	211	208
Other accrued liabilities	470	196
Deferred revenue	123	88
Capital Lease Obligations	40	3

Total current liabilities	953	882
Notes payable—noncurrent	3,000	3,000
Minority interest	133	130
Commitments
Stockholders' equity:
Common stock	914	909
Additional paid-in capital	82,026	81,605
Accumulated deficit	(78,687)	(76,258)
Cumulative translation adjustment	(192)	(196)

Total stockholders' equity	4,061	6,060

Total liabilities and stockholders' equity	$8,147	$10,072

See accompanying notes.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Online	$83	$237	$287	$977
Corporate	132	222	1,538	1,884
Nonrecurring maintenance fees (net) M10 (previously PenOp Inc.)	—	—	—	352
China	310	456	968	1,223

Total revenues	525	915	2,793	4,436
Operating costs and expenses:
Cost of sales:
Online	13	132	198	707
Corporate	15	12	148	244
China	176	312	602	829
Research and development	367	428	1,145	1,399
Sales and marketing	367	470	1,181	1,604
General and administrative	583	728	1,762	2,107

Total operating costs and expenses	1,521	2,082	5,036	6,890

Loss from operations	(996)	(1,167)	(2,243)	(2,454)
Interest and other income (expense), net	(19)	5	(28)	19
Interest expense	(53)	(66)	(155)	(225)
Minority interest	(2)	(1)	(3)	(3)

Net loss	(1,070)	(1,229)	(2,429)	(2,663)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding	91,481	90,715	91,237	90,495

See accompanying notes.

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balances as of December 31, 2001	$909	$81,605	$(76,258)	$(196)	$6,060

Exercise of options for 148 shares of Common Stock	1	109	—	—	110
Foreign currency translation adjustment	—	—	—	3	3
Net loss	—	—	(688)	—	(688)

Balances as of March 31, 2002	$910	$81,714	$(76,946)	$(193)	$5,485

Exercise of options for 420 shares of Common Stock	4	312	—	—	316
Foreign currency translation adjustment	—	—	—	(1)	(1)
Net loss	—	—	(671)		(671)

Balances as of June 30, 2002	$914	$82,026	$(77,617)	$(194)	$5,129

Foreign currency translation adjustment	—	—	—	2	2
Net loss	—	—	(1,070)	—	(1,070)

Balance as of September 30, 2002	$914	$82,026	$(78,687)	$(192)	$4,061

Total shares outstanding as of: December 31, 2001, 90,911, March 31, 2002, 91,060, June 30, 2002, 91,471 and September 30, 2002, 91,481.

See accompanying notes.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,429)	$(2,663)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	69	125
Patent amortization	284	322
Loan discount amortization	—	74
Non-cash compensation	—	46
Disposal of fixed assets	6	—
Changes in operating assets and liabilities:
Accounts receivable, net	295	1,018
Inventories	(19)	(44)
Prepaid expenses and other current assets	(87)	4
Other assets	99	(12)
Accounts payable	(66)	(541)
Accrued compensation	3	(43)
Other accrued liabilities	241	(11)
Deferred revenue	35	91

Net cash (used in) operating activities	(1,569)	(1,614)

Cash flows from investing activity:
Acquisition of property and equipment	(54)	(53)

Net cash used in investing activity	(54)	(53)

Cash flows from financing activities:
Payments on short-term debt	(181)	(1,802)
Acquisition of property under capital lease	40	—
Proceeds from acquisition of short-term debt	—	362
Proceeds from acquisition of long-term debt	—	3,000
Proceeds from exercise of stock options and warrants	426	817
Principal payments on capital lease obligations	(4)	(6)

Net cash provided by financing activities	281	2,371

Effect of exchange rate changes on cash	—	—

Net increase (decrease) in cash and cash equivalents	(1,342)	704
Cash and cash equivalents at beginning of period	704	2,349

Cash and cash equivalents at end of period	$1,246	$3,053

See accompanying notes.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)
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

        The Company's core software technologies include multilingual handwriting recognition systems (Jot®) and the Handwriter Recognition System, referred to as HRS™, electronic signature, handwritten signature verification, writing with the aid of symbols, electronic ink recording tools (InkTools®), Sign-it®, iSign™ and Sign-On™, and operating systems extensions that enable pen input (PenX™).

        Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes™ and InkSnap™) and predictive text input, (WordComplete®). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on wireless internet and information devices such as smartphones, electronic organizers ("PDA's") and portable web browsers.

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

2.
Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

        Cash and cash equivalents consist of the following:

	September 30, 2002	December 31, 2001
Cash in bank	$1,135	$1,621
Commercial paper	—	26
Money market	111	941

	$1,246	$2,588

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

7.
Comprehensive income

        Total comprehensive (loss) was as follows:

	Nine month Ended September 30,
	2002	2001
Net loss	$(2,429)	$(2,663)
Other comprehensive income:
Cumulative translation adjustment	4	5

Total comprehensive loss	$(2,425)	$(2,658)

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

        The table below presents information about reporting segments for the periods indicated:

	Nine month ended September 30,
	2002			2001
	Handwriting Recognition	Systems Integration	Total	Handwriting Recognition	Systems Integration	Total
Revenues	$2,016	$777	$2,793	$3,439	$997	$4,436
Loss from Operations	$(2,273)	$30	$(2,243)	$(2,368)	$(86)	$(2,454)
Significant change in Total long lived assets from Year End	$—	$(35)	$(35)	$—	$—	$—

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set fourth in the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2001.

Overview

        History. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2001, operating losses aggregated approximately $21 million and at December 31, 2001, the Company's accumulated deficit was approximately $76 million.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, the accounting for the product returns, allowance for doubtful accounts, intangible asset impairments, and inventory. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by our management in the preparation of the consolidated financial statements.

        Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 101 ("SAB 101") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. We recognize revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Revenue from service subscriptions is recognized as costs are incurred or over the service period.

        Revenue from software license agreements is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support, and is recognized as costs are incurred or over the support period. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

        Revenue from system integration activities is recognized upon installation provided persuasive evidence of an arrangement exists, that no significant obligations remain and the collection of the resulting receivable is probable.

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from our historical experience, our estimates of recoverability of amounts due us could be affected and we will adjust the allowance accordingly.

        We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affects our patents, we then determine if an impairment of our assets has occurred.

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

        Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. As of September 30, 2002 and 2001, such costs were insignificant.

        Research and Development. Research and development costs are charged to expense as incurred.

        Foreign Currency Translation. We consider the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in our consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for non-monetary assets and liabilities that are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates.

        Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the nine months ended September 30, 2002 and 2001, respectively.

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

Segments

        We report in two segments: handwriting recognition and systems integration. For purposes of Management Discussion and Analysis, handwriting recognition includes online/retail revenues and corporate sales, including enterprise and original equipment manufacturers ("OEM") revenues. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through our web site and a direct sales force to individual or enterprise end users. We also license a version of our handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment. System integration represents the sale and installation of third party computer equipment and systems that utilize our products. System integration sales are derived through a direct sales force which then develops a system to utilize our software based on the customers requirements. Systems integration sales are solely accomplished through our Joint Venture.

Results of Operations

        The following table provides unaudited financial information for each of our two segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Segment revenues:
Handwriting recognition
Online	$83	$237	$287	$977
Corporate	132	222	1,538	1,884
Nonrecurring Maintenance fees (net)—M10 (previously PenOp)	—	—	—	352
China	90	67	191	223

Total Handwriting recognition	$305	$526	$2,016	$3,436
Systems integration
China	220	$389	$777	$1,000

Total revenues	$525	$915	$2,793	$4,436

Cost of Sales
Handwriting recognition	$64	$154	$443	$999
Systems integration	140	302	505	781

Total cost of sales	$204	$456	$948	$1,780

Operating cost and expenses
Research and development	$367	$428	$1,145	$1,399
Sales and Marketing	367	470	1,181	1,604
General and administrative	583	728	1,762	2,107

Total operating costs and expenses	$1,317	$1,626	$4,088	$5,110

Interest and other income (expense) net	$(74)	$(62)	$(186)	$(209)

Net loss	$(1,070)	$(1,229)	$(2,429)	$(2,663)

Amortization of intangible assets
Cost of sales	$3	$4	$10	$9
General and administrative	57	113	284	321

Total amortization of intangible assets	$60	$117	$294	$330

Revenues

        Handwriting recognition.    Revenues declined $221, or 42%, for the three months ended September 30, 2002 as compared to $526 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, handwriting recognition revenues declined 41% to $2,016, as compared to $3,436 during the nine months ended September 30, 2001.

        Online revenues decreased $154, or 65%, to $83 for the three months ended September 30, 2002, as compared to $237 for the three months ended September 30, 2001. This decrease was primarily due to the curtailment of the direct mail campaign during the three months ended September 30, 2002 due to the reduced availability of new names and poor sales close rate compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, online revenues decreased $690, or 71%, to $287 from $977 in the nine months ended September 30, 2001. This decrease was due primarily to the same reasons discussed above.

        Corporate revenue within handwriting recognition segment decreased $90, or 41%, for the three months ended September 30, 2002, as compared to $222 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, corporate revenue also declined $346, or 18%, as compared to $1,884 for the nine months ended September 30, 2001. Corporate revenue includes revenues derived from sales to enterprises and OEM sales.

        The decrease in total corporate revenue within the handwriting recognition segment was due primarily to a decrease in OEM sales. Enterprise sales increased in both comparable periods.

        Corporate sales/enterprise sales, increased for the three months ended September 30, 2002, $40, or 44%, to $130, as compared to $90 in the three months ended September 30, 2002. The increase in enterprise sales for the three months ended September 30, 2002 was primarily due to a sale to a major construction company in the three months ended September 30, 2002. For the nine months ended September 30, 2002, enterprise sales increased $367, or 44%, to $1,199, compared to $832 for the nine months ended September 30, 2001. This increase was primarily due to the increase in the number of sales of our software signature products over the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

        OEM revenues included in corporate revenue decreased in both comparable periods. For the three months ended September 30, 2002 the decrease was $130, or 98%, to $2 from $132 in the three months ended September 30, 2001. This decrease was due to a decrease in the amount of royalty reported by one of our licensees located in Japan and reduced development contract revenue recognized as compared to the prior year. OEM revenues for the nine months ended September 30, 2002 decreased $713, or 68%, to $339 from $1,052 in the nine months ended September 30, 2001. The decrease in OEM revenues for the nine months ended September 30, 2002 was due primarily to the same factors discussed for the three months ended September 30, 2002. During the nine months ended September 30, 2001, we recognized $352 in nonrecurring maintenance fees net of expenses of $48. We engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net) in the three months ended December 31, 2000. That decrease in OEM sales caused an overall decrease in corporate sales in the handwriting recognition segment.

        Handwriting recognition segment sales in China increased $23, or 34%, to $90 during the three months ended September 30, 2002, compared to $67 in the three months ended September 30, 2001. Handwriting recognition segment revenues for the nine months ended September 30, 2002 $191, or 14%, as compared to $223 in the nine months ended September 30, 2001. The decline in revenue is due to closing fewer order during the nine months ended September 30, 2002 as compared to the prior year. We do not believe there is a declining revenue trend developing in China and we expect that handwriting software sales will increase as the China market matures.

        Systems Integration.    China systems integration sales for the three months ended September 30, 2002 decreased $169, or 43%, to $220 from $389 in the three months ended September 30, 2001. For the nine months ended September 30, 2002, China revenues decreased $223, or 22%, to $777 from

$1,000 for the nine months ended September 30, 2001. This decrease was due to a large sale to a single customer in the nine months ended September 30, 2001.

        Cost of Sales

        Handwriting recognition.    Cost of sales decreased for the three and nine months ended September 30, 2002 $90 and $556, or 58% and 56%, respectively, to $64 and $443, respectively, compared to $154 and $999, respectively, in the three and nine months ended September 30, 2001, as discussed below.

        Online cost of sales for the three and nine months ended September 30, 2002 decreased $119 and $509, or 90% and 72%, respectively, to $13 and $198, respectively, compared to $132 and $707, respectively, for the three and nine months ended September 30, 2001. The decrease during the three and nine month periods ended September 30, 2002 was due to the elimination of direct mailing campaign and related costs as a result of reductions in the number of names available and a poor sales close rate experienced early in the nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001.

        Corporate and OEM sales costs for the three months ended September 30, 2002 increased $3 to $15 from $12 in the three months ended September 30, 2001. The increase was due to an increase in third party hardware sold with our signature software solution products. For the nine months ended September 30, 2002, corporate cost of sales decreased $59, or 24%, to $185 from $244 in the nine months ended September 30, 2001. The decrease was due to the lower sales volumes of products requiring third party hardware and a reduction in OEM and development contract revenues and the associated technology import tax and engineering costs for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

        China handwriting recognition segment cost of sales for the three and nine months ended September 30, 2002 increased $26 and $12, or 260% and 25%, respectively, to $36 and $60, respectively, compared to $10 and $48, respectively, in the three and nine months ended September 30, 2001. The increase is due to an increase in third party hardware costs.

        Systems Integration.    Cost of sales decreased for the three and nine months ended September 30, 2002 $162 and $276, or 54% and 35%, respectively, compared to the three and nine month periods ended September 30, 2001. The decrease is due to the decrease in system integration revenues over the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

        Gross Margin

        Handwriting recognition segment.    Gross margin for the three and nine months ended September 30, 2002 decreased $131 and $864, or 35% and 35%, respectively, to $241 and $1,573, respectively, from $372 and $2,437, respectively, for the three and nine months ended September 30, 2001. Online gross margin for the three and nine months ended September 30, 2002 decreased $35 and $181, or 33% and 67%, respectively, to $70 and $89, respectively, from $105 and $270, respectively, in the same three and nine months ended September 30, 2001. This decrease was due to lower sales during the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001, offset by the elimination of the direct mail program and the associated costs. Online gross margins were 84% and 31%, respectively, of sales for the three and nine months ended September 30, 2002, compared to 44% and 28%, respectively, for the three and nine months ended September 30, 2001.

        Corporate sales gross margin for the three and nine months ended September 30, 2002 decreased $93 and $287, or 44% and 15%, respectively, to $117 and $1,353, respectively, compared to $210 and $1,640, respectively, in the three and nine months ended September 30, 2001. This decrease was primarily due to the decrease in corporate sales. Corporate sales gross margin as a percentage of sales was 87% and 88% for the three and nine months ended September 30, 2002 compared to 95% and 87%, respectively, for the three and nine months ended September 30, 2001. Gross margins related to nonrecurring maintenance fees from M10 (formerly PenOp) decreased for the nine months ended September 30, 2002 to $0, compared to $352 for the nine months ended September 30, 2001. This decrease was due to the Company not recognizing nonrecurring maintenance fees during the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001.

        China handwriting recognition segment gross margin for the three and nine months ended September 30, 2002 decreased to $54 and $132, or 5% and 23%, respectively, from $57 and $175 for the three and nine months ended September 30, 2001. The decrease in gross margin for the three and nine months ended September 30, 2002, resulted from lower sales volumes and increased third party hardware costs.

        Systems Integration.    China systems integration segment gross margin for the three months ended September 30, 2002 decreased to $80, or 8%, as compared to $87 in three months ended September 30, 2001. The decrease is due to the reduction in revenue during the comparable periods. For the nine months ended September 30, 2002, systems integration gross margins increased to $272, or 24%, from $219 for the nine months ended September 30, 2001. The increase in gross margin for the three and nine months ended September 30, 2002, is due to the increase in the higher margin software components in the systems integration projects compared to three and nine months ended September 30, 2001.

Operating expenses

        Research and development expenses.    Research and development expenses for the three and nine months ended September 30, 2002 decreased by $61 and $254, or 14% and 18%, respectively, to $367 and $1,145, respectively, as compared to $428 and $1,399, respectively, for the three and nine months ended September 30, 2001. The decrease was due primarily to the reduction of approximately $12 and $224, respectively, in outside engineering costs associated with the assimilation of the PenOp intellectual property into our products. In addition, payroll and related costs decreased approximately $44 and $110, respectively, for the three and nine months ended September 30, 2002, compared to three and nine months ended September 30, 2001. The reduction in payroll and related expenses was due to actions taken in the quarter ended December 31, 2001 to trim expenses in response to a weakening economy. Other costs including facilities and shared engineering costs with the Joint Venture decreased $5, or 4%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and increased $80, or 33%, compared to the nine months ended September 30, 2001. The increase over the nine month period was due to increases in facility expenses. Expenses transferred to cost of sales for the nine months ended September 30 2002 decreased $40 compared to the nine months ended September 30, 2001. The fluctuations in expenses for the three and nine month periods are due to the changes in the number of revenue generating nonrecurring engineering projects being worked on during a given period. We capitalized $20 in software development costs associated with new products and enhancements during the nine months ended September, 2001. We did not capitalize any new product software development costs in the nine months ending September 30, 2002.

        Sales and marketing expenses.    Sales and marketing expenses for the three and nine months ended September 30, 2002 decreased $103 and $423, or 22% and 26%, respectively, to $367 and $1,181, respectively, as compared to $470 and $1,604, respectively, for the three and nine months ended September 30, 2001. Professional services and advertising expenses decreased $50, or 46%, to $42 from $92 for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The decrease was due to the reduction in resource guide advertisements included in the box that accompanies the handheld devices. For the nine months ended September 30, 2002, professional services and advertising fees decreased $160, or 52%, to $149 from $309, as compared to the nine months ended September 30, 2001. This decrease was due primarily to the reduction in resource guide advertisements discussed above and to nonrecouring expenses of a marketing study completed in the prior year. Other costs, including salaries and related expenses and travel and recruiting expenses, decreased $53, or 34%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, other costs, including salaries and related expenses and travel and recruiting expenses decreased $263, or 46%, as compared to the nine months ended September 30, 2001. The reduction in other expenses was due to actions taken in the three months ended December 31, 2001 year and again in the three months ended September 30, 2002 to trim expenses in response to a weakening economy. The sales efforts have been directed towards customers that have previously purchased products and currently have pilot programs in process utilizing our software. These customers are expected to purchase additional software once they have completed their studies and implement their software solution. We believe that an improving economy and the number of current customer pilot programs nearing completion will provide future revenues over a period of time sufficient to allow us to timely expand our sales efforts to generate potential new demand.

        General and administrative expenses.    General and administrative expenses for the three and nine months ended September 30, 2002 decreased $145 and $345, or 20% and 16%, respectively, to $583 and $1,762, respectively, from $728 and $2,107, respectively, for the three and nine months ended September 30, 2001. Professional services decreased $64 and $243, or 32% and 38%, respectively, due to the reduction in legal fees and in financial service fees paid to our former chairman. Payroll and related costs decreased approximately $12, or 7%, due to reductions in head count in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Salaries and related expense increased approximately $8, or 20%, over the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 due to salary increases. Other costs, including investor relations and facilities and related costs, decreased $63 and $96, or 21% and 11% respectively, as compared to the three and nine months ended September 30, 2001. The reduction in other expenses was due to actions taken in the three months ended December 30, 2001 and again in the three months ended September 30, 2001 to trim expenses in response to a weakening economy.

        Interest and other income (expense), net.    Interest and other income (expense), net for the three and nine months ended September 30, 2002 decreased $24 and $47, respectively, to an expense of $19 and $28, respectively, compared to interest and other income of $5 and $19, respectively, for the three and nine months ended September 30, 2001. Interest income from cash and cash equivalents decreased $15 and $31, or 88% and 78%, respectively, to $2 and $9 for the three and nine months ended September 30, 2002 compared to $17 and $40 for the three and nine months ended September 30, 2001. This decrease was due to lower cash balances and reduction in interest rates during the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001.. The interest income was offset by $3 and $15, respectively, of credit card processing fees related to online sales and other expenses for the three and nine months ended September 30, 2002, compared to $9 and $30, respectively, for the three and nine months ended September 30, 2001.

        Interest expense.    Interest expense decreased $13 to $53, or 20%, for the three months ended September 30, 2002, compared to $66 for the three months ended September 30, 2001. The decrease was due to the reduction in the prime rate in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, interest expense decreased $70 to $155, or 31%, compared to $225 for the nine months ended September 30, 2001. The decrease was primarily due to the write off in June 2001 of the loan discount as a result of the payment of the $1,500 note.

Liquidity and Capital Resources

        At September 30, 2002, cash and cash equivalents totaled $1,246 compared to cash and cash equivalents of $2,588 at December 31, 2001. The decrease was due primarily to cash used in operating activities of $1,569, and cash used in investing activities of $54. Cash provided by financing activities was $281, net. The $281 provided by financing activities consists of $426 in proceeds from the exercise of stock options by the Company's employees and former chairman, the acquisition of capital equipment under capital lease of $40, reduced by the repayment of the note by the Joint Venture of $181, and by payments of capital lease obligations of $4. Total current assets were $2,372 at September 30, 2002, compared to $3,899 at December 31, 2001. As of September 30, 2002, the Company's principal source of funds was its cash and cash equivalents aggregating $1,246.

        Accounts receivable declined $295 over the nine months ended September 30, 2002, due primarily to the lower sales during the period and collection of receivables outstanding at December 31, 2001. We believe that the lower sales volumes are due to the reduced information technology spending in the handwriting segment as the result of the weakened economy, and does not indicate non-acceptance of our products.

        Prepaid expenses increased $90 during the period ended September 30, 2002, due to premiums paid for directors and officers insurance during the period.

        On August 23, 2001, our 90% owned Joint Venture borrowed the aggregate equivalent of $181, denominated in Chinese currency, from a Chinese bank. The loan bears interest at 5.37% per annum and is due August 23, 2002. The borrowing did not require the Joint Venture to deposit a compensating balance. In February 2002, the Joint Venture repaid $121, and in June 2002 repaid the remaining balance of $60 denominated in Chinese currency.

        Accounts payable declined $97 over the nine months ended September 30, 2002, due to the reduction in operating activities at the result of the slow economy. Other accrued liabilities increased $274 as of September 30, 2002, due to various accruals that include professional services related to corporate filings and other legal matters. Deferred revenue, totaling $123 at September 30, 2002, primarily reflects advance payments for products and maintenance fees from our licensees that we generally recognize as revenue when all obligations are met or over the term of the maintenance agreement.

        We have suffered recurring losses from operations that raise a substantial doubt about our ability to continue as a going concern. There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We intend to use the net proceeds from the issuance of the shares of our common stock under the Line of Credit to repay short term debt and working capital. In addition, fifty percent of any such funds in excess of $5 million must be applied to the outstanding principal of our long-term debt. We believe the proceeds from the Line of Credit, when combined with cash provided from operations, will be sufficient to meet our capital requirements for the foreseeable future. If we are unable to secure at least $5 million in funds under the Line of Credit or are unable to increase substantially funds generated from operations, we would not be able to continue our operations in their current form and would not be a viable company on a going forward basis without significant changes in our operations. Because we believe we will be able to raise the necessary funds under the Line of Credit and from operations, we have not formulated specific plans to change our operations. Possible changes could include reduced personnel expenses to better match our revenue stream or licensing or selling our technology to a third party.

        Current liabilities, which include deferred revenue, were $953 at September 30, 2002. Deferred revenue, totaling $123 at September 30, 2002, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

        We have the following material commitments as of September 30, 2002:

        Material commitment are presented below:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	One to three years	Four to five years	After five years
Long-term debt (1)	$3,000	—	$3,000	$—	$—
Capital lease obligations	40	6	23	11	—
Operating lease commitments (2)	1,763	397	1,256	110	—

Total contractual cash obligations	$4,803	$403	$4,279	$121	$—

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

  •
  Technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of products;

  •
  Economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business;

  •
  The Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

  •
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

Part II-Other Information

Item 1.    Legal Proceedings

        The Company was named as a defendant in a suit brought in U.S. District Court for the Southern District of New York, filed on August 5, 2002, case number 02-CV-6197. The plaintiffs, Richard M. Ross and Jane Spaulder Ross, brought claims for breach of contract, conversion, negligence and statutory violations, alleging that the Company provided incorrect or false information to plaintiffs' stock broker, thereby delaying the sale of their shares in the Company and causing a loss in excess of $500,000. While the litigation is in an early stage, based on the available information, we do not believe that the action will ultimately have a material financial impact on the Company. We believe that the claims are without merit, and we intend to vigorously defend against them.

        In a separate arbitration proceeding the plaintiffs have brought similar claims for relief against Charles Schwab & Co., Inc., their broker during the period in question, based upon other legal theories.

Item 2.    Change in Securities

        During the three months ended September 30, 2002, the Company granted stock options to employees as follows:

Grantees	Grant Date	Number of Options	Option Price	Vesting Period	Expiration Date
2 Employees	September 25, 2002	275,000	$0.28	Quarterly over three years	September 25, 2009

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

COMMUNICATION INTELLIGENCE CORPORATION Registrant
January 24, 2003 Date	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of Communication Intelligence Corporation (the "Company") on Form 10-Q/A for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis V. Dane, Principal Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Francis V. Dane Principal Financial Officer

        In connection with the quarterly report of Communication Intelligence Corporation (the "Company") on Form 10-Q/A for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Guido DiGregorio, Chairman and Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1)
The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
By:	/s/ Guido DiGregorio Chairman and Chief Executive Officer

CERTIFICATION

I, Francis V. Dane, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q/A of Communication Intelligence Corporation;

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

Date: January 24, 2003

By:	/s/ Francis V. Dane Principal Financial Officer

CERTIFICATION

I, Guido DiGregorio, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Communication Intelligence Corporation;

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

Date: January 24, 2003

By:	/s/ Guido DiGregorio Chairman Chief Executive Officer

QuickLinks

INDEX
Communication Intelligence Corporation and Subsidiary Condensed Consolidated Balance Sheets (In thousands)
Communication Intelligence Corporation and Subsidiary Condensed Consolidated Statements of Operations Unaudited (In thousands, except per share amounts)
Communication Intelligence Corporation and Subsidiary Consolidated Statements of Changes in Stockholders' Equity Unaudited (In thousands, except per share amounts)
Communication Intelligence Corporation and Subsidiary Condensed Consolidated Statements of Cash Flows Unaudited (In thousands)
Communication Intelligence Corporation and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements (In thousands, except share and per share amounts) FORM 10-Q
Communication Intelligence Corporation and Subsidiary (In thousands, except share and per share amounts) FORM 10-Q
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II-Other Information
  Item 1. Legal Proceedings
  Item 2. Change in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
  CERTIFICATION
  CERTIFICATION