Form 10-K
period 2002-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2003-03-31
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ___________

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002
                           Commission File No. 0-19301
                                   ___________

                     Communication Intelligence Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                                  94-2790442
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


275 Shoreline Drive, Suite 500          (650) 802-7888
Redwood Shores, California         (Registrant's telephone             94065
(Address of principal executive   number, including area code)       (Zip Code)
offices)

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

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 27, 2003 was approximately $12,858,739 based on the closing sale price of $0.14 on such date, as reported by the Nasdaq Over the Counter Market.

               The number of shares of Common Stock outstanding as
                        of March 27, 2003 was 92,480,777.

    A list of Exhibits to this Annual Report on Form 10-K begins on page 27.

                     COMMUNICATION INTELLIGENCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                                                          Page

PART I................................................................      3
Item 1.  Business.....................................................      3
Item 2.  Properties...................................................     13
Item 3.  Legal Proceedings............................................     13
Item 4.  Submission of Matters to a Vote
         of Security Holders..........................................     14
PART II...............................................................     14
Item 5.  Market For Registrant's Common
         Equity and Related Stockholder Matters.......................     14
Item 6.  Selected Financial Data......................................     15
Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.............     16
Item 7A. Quantitative and Qualitative
         Disclosures About Market Risk................................     25
Item 8.  Financial Statements and Supplementary Data..................     26
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure...........     26
PART III..............................................................     26
Item 10. Directors and Executive Officers of the Registrant...........     26
Item 11. Executive Compensation.......................................     26
Item 12. Security Ownership of Certain Beneficial
         Owners and Management........................................     26
Item 13. Certain Relationships and Related Transactions...............     26
Item 14. Controls and Procedures......................................     26
PART IV...............................................................     27
Item 15. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K......................................     27

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

                                     PART I
Item 1.  Business

Unless otherwise stated all amounts in Parts I through Part IV are rendered in thousands ("000s").

General

Communication Intelligence Corporation (the "Company" or "CIC") is the global leader in biometric signature verification and natural input software solutions and a leading supplier of electronic signature software focused on emerging, large potential markets such as document automation, corporate security, handheld computers, smartphones, and the Palm OS aftermarket. CIC is headquartered in Redwood Shores, California and has a joint venture, Communication Intelligence Computer Corporation, Ltd. ("CICC" or the Joint "Venture"), in Nanjing, China. Industry leaders who have chosen to license CIC's technologies include; Charles Schwab, Compaq, Fujitsu, Handspring, IBM, Legend, Oracle, Palm Source, Palm Solutions, Prudential, Siebel Systems, Sony-Ericsson, and The Tennessee Valley Authority.

Revenues for the year ended December 31, 2002 decreased 44% to $3.3 million as compared to $5.9 million for the prior year. The decrease in revenue reflects the continuing weak economy and uncertainty of the geopolitical climate throughout 2002 that continues to negatively impact corporate confidence and IT spending.

Segments

The Company's information is presented in two segments-handwriting recognition software and systems integration. The handwriting recognition segment is comprised of three revenue categories: OEM, enterprise and online sales. All handwriting recognition software is developed around the Company's core technology. Systems integration represents the sale and installation of third party computer equipment and systems that use the Company's software products. All systems integration revenue is generated through the Company's Joint Venture.

Core Technologies

The  Company's  core  technologies  are  classified  into two broad  categories:
"natural input technologies" and "transaction and communication enabling technologies." These technologies include multilingual handwriting recognition systems (Jot(R) and the Handwriter(R) Recognition System, referred to as HRS(TM)), electronic signature, handwritten biometric signature verification, cryptography, electronic ink recording tools (InkTools(TM), Sign-it(R), iSign(TM), SignatureWallet(TM) and Sign-on(TM)), and operating system extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM), and InkSnap(TM)) and software that can predict text input (WordComplete(R)).

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

Transaction and Communication Enabling Technologies. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions while providing morefunctional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for electronic signatures, handwritten biometric signature verification, data security, and data compression.

Handwriting recognition segment products

Key Handwriting recognition segment products include the following:

Handwriter, Chinese     Multi-lingual handwriting recognition software
Handwriter and Jot

Inktools A suite of application development tools for electronic signatures, biometric signature verification and cryptography

iSign Web based development tools for electronic signature and biometric signature verification

PenX Operating systems extensions for the Windows operating system that enables pen-based functionality and handwriting

QuickNotes and InkSnap  Electronic handwritten notetaking software

Sign-it and Sign-it     Electronic signatures for the enterprise market
Server

Sign-On and             Biometric Signature verification software for device
SignatureWallet         access and data protection

WordComplete            Predictive text entry software

Products and upgrades that were introduced and first shipped in 2002 include the following:

iSign for Windows v2.1
InkTools for Windows v2.63
Jot for Palm OS v2.0
RecoEcho Plus v1.1
Sign-it for Acrobat v3.2
Sign-it for Word v4.03
Sign-it EX for Acrobat v1.23
Sign-it Tools v1.0
Sign-On Plus for Pocket PC v2.02
Sign-On for Tablet PC v1.0
Sign-it for AutoCAD v1.0
Signature Wallet for Palm OS v1.0
WordComplete v2.1
Chinese Sign-it for AutoCAD v1.0

Handwriting recognition software analyzes the individual strokes of characters written with a pen/stylus and converts these stokes into machine-readable text characters. This software is especially useful for portable electronic devices that are too small to employ a keyboard, and for the input of ideographic script characters such as those used in written Chinese and Japanese. The Company currently has two recognition system offerings, Handwriter and Jot. CIC's Handwriter Recognition System ("HRS(TM)") recognizes handwritten input on Windows and Windows CE based pen computers and desktop PCs for either English or simplified and traditional Chinese characters. HRS accurately recognizes handwritten characters with no recognizer training required, so the user can write naturally. HRS is a full-context recognizer that offers some unique features such as automatic spacing between words and automatic capitalization of the first letter of new sentences. HRS is also an integral component of the Company's PenX software that is currently shipping on many of the leading Windows based pen computers. Key vertical market licensees of HRS include such companies as Fujitsu Limited, Intermec Corporation, Xplore Technologies, Inc., Mitsubishi Electric Corporation and Walkabout Computers, Inc.

Jot recognizes handwritten input and is specifically designed for small devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot offers a patented user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to memorize unique characters or symbols. This recognizer offers rapid and accurate recognition without requiring the consumer to spend time training the system. Jot has been licensed to such key OEMs as:
Microsoft, Sony Ericsson, Symbian, Palm Solutions Group, Palm Source, National Semiconductor and Vtech. Jot has been ported to many operating systems, including the Palm OS, Windows, Windows CE, VT-OS, EPOC, QNX, Linux and OS/9, and is currently under development for others. The standard version of Jot, which is available through OEM, Enterprise and Online product offerings, recognizes and supports input of Roman-based Western European languages.

InkTools is an electronic signature and handwritten signature verification software developers' kit that captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. InkTools provides an effective and inexpensive handwriting security check for immediate authentication. It also stores certain forensic elements of a signature for use resolving whether a person actually electronically signed a document. The kit also includes software libraries for industry standard encryption and hashing to protect the sensitive nature of a user signature.
Commercial applications for this type of software include document approval, verification of the identity of users participating in electronic transactions and securing log-in access to computer systems or protected networks. This software toolkit is used internally by CIC as the underlying technology in its Sign-On, iSign, SignatureWallet and Sign-it products as well as the integrated solutions provided by the Systems Integration operation of the JV in China. It has been licensed to numerous key development partners and end-users, including EDS, Bionetrix, Siebel Systems and Topaz Systems.

Sign-On and SignatureWallet are product offerings that utilize the Company's handwritten biometric signature verification technology to provide access and data security on portable devices. This provides the additional level of security needed for devices that are increasingly being used in business and generally contain sensitive data. Currently available for the Palm 3.x or later and Windows CE 3.x operating systems, the product is also being ported to other platforms, including Palm 5.x to meet the specifications of new licensees and customers.

Sign-it is a family of electronic signature products for recording electronic signatures as they are being written as well as binding and verifying electronic signatures within standard consumer applications. These products combine the strengths of handwritten signatures and cryptography to process, transact and create electronic documents with the same legal standing as a traditional wet signature on paper in accordance with the Electronic Signature in Natural and Global Commerce act. Organizations wishing to process electronic forms requiring varying levels of security can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word, AutoCAD and Adobe(R) Acrobat(R), while support for additional application environments are in development.

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

 Enterprise Revenues

With the recent passage of legislation making electronic signatures legally binding in virtually every major economy in the world, the transition began toward automating transactions in industries dependent on signatures in order to complete transactions. CIC's handwritten electronic signature solutions and electronic forms provide the basis for significant expense reduction through document automation by eliminating paper documents and related labor, mailing and storage expense. The billions of signed original documents created in today's global economy demand the utmost in user identification and document integrity. The inherent risks, logistical difficulties and staggering financial costs associated with creating, processing, storing and retrieving paper records are driving the demand for legally binding and secure electronic documents.

The Company's Enterprise related revenue decreased 14% over the prior year, to $1.3 million from $1.7 million, reflecting the uncertainty of the economic and geopolitical climate throughout 2002 which did, and continues to, weigh heavily on business confidence negatively impacting IT expenditures. Even companies fully committed to the benefits of the paperless environment repeatedly delayed eSignature program expenditures throughout 2002.

Enterprises that have license the Company's technology include the following:

Licensee      Product(s) licensed          Application of Products
------------- -------------------- -------------------------------------------
Accelio               Inktools     E-Signature for mobile forms

Agricultural
 Bank of China        InkTools     E-signature for document automation

Al-Faris              Multiple     Reseller and integrator in the Middle East
                                    focused on e-signatures
Allergan Sales        Sign-It      Clinical regulatory applications

Ameridial             Inktools     E-signature for internal use documents

Assurant Group        Sign-It      Sales force automation, new account openings

Audata, Limited       Multiple     Multiple applications focused on paperless
                                     environment and security
Baptist Health        Inktools     E-signature for patient records

BF Goodrich, Aircraft Sign-It      E-signature for internal use; Sensor Division
                                     documents

Canada Customs        Sign-It      E-signature for internal use documents

Charles Schwab        Sign-It      New account openings

China Ministry
  of Railways         InkTools     E-signature for document automation

Decade Software       PenX & InkTools      Windows pen computer upgrades

E-Com Asia Pacific
 Pty Ltd.             Multiple     Regional reseller, multiple applications

EDS                   InkTools     Information assurance for network and
                                    application security

Federal Reserve Bank  Sign-On      Biometric mobile device; access security

FMC Corp.             Sign-It      E-signature for internal use documents

First American Bank   Sign-It      E-signature for various financial and
                                     internal documents
First Command
 Financial            Sign-It      E-signature for document automation

IA Systems            InkTools     E-signature for loan organization

ILI Technologies      InkTools
                       & iSign     Various e-signature applications for the
                                     vertical markets in Israel
Industrial &
Commercial Bank
 of China             InkTools     E-signature for document automation

Licensee            Product(s) licensed     Application of Products
------------------- -------------------- ---------------------------------------
Integrate Online              InkTools    Mortgage closing

Nanjing Agricultural Bureau   InkTools    E-signature for document automation

National Healthcare           Sign-It     E-signature for document automation

Nationwide Building Society   InkTools    E-signature for document automation

Naval Surface Warfare         InkTools    E-signature for material center
                                            receipts
Novabase                      Sign-It     Systems integrator for various
                                           vertical market applications

Old Republic National         Sign-It     Title processing applications

Orange County, CA             Sign-It     Automate building permit process

PHT Corporation               Sign-It     Clinical trial documents

Physician WebLink             Sign-It     Automate patent enrollment / records
                                           / billing

Proware                       InkTools    E-signature for judicial orders

Prudential Insurance Co.      Sign-It EX  E-Signature for mobile forms

PSC Communications            Multiple    Reseller and OEM partner in the UK
                                           focused on e-signature

PureEdge                      Sign-It     E-signature for financial documents

RecordsCenter.com             InkTools    Legal contracts and other significant
                                           documents
St. Vincent's Hospital        Multiple    E-signature for document automation

Siebel                        Multiple    Sample delivery of regulated drugs

Siemens Medical Solutions     Multiple    E-signature for healthcare

Symbol Technologies           Multiple    Reseller for all major products

Tennessee Valley Authority    Multiple    E-signature for approval of internal
                                           documents

Turner Construction/Oracle    iSign       E-signature for document automation

Wisconsin Electric Power      Sign-On     Biometric mobile device; access
                                           company security

Recent industry surveys indicate that IT spending will increase in 2003, despite economic uncertainties and cost reduction pressures, because companies believe the benefits far outweigh the expenditure (UBS Warburg, Celent). The Company is optimistic that CIC's installed base of pilot programs, which are nearing rollout, some of which are included above, will provide the basis for increasing revenue growth in both the near term and beyond.

OEM Revenues

OEM revenue for 2002 declined 68% versus the prior year, to $360 from $1.1 million, reflecting both declining shipments of handheld computers in general and significant cutbacks in planned shipments of specific CIC OEM customers. Handheld computer shipments for 2002 were 9% below the prior year (Dataquest).

Despite that harsh reality, OEM sales efforts in 2002 resulted in CIC emerging as the leading supplier of natural input software going into 2003. In November of last year, Palm Source replaced Graffiti with CIC's Jot as the standard and only handwriting software on all Palm OS based devices. Palm based handheld computers and smartphones remain the global leader with approximately 56% of the worldwide device market. PalmSource shipments are forecasted by IDC to reach some 12 million annually by 2005 with a projected installed base of 55 million worldwide. Palm OS based devices manufactures include Palm Solutions,
Handspring, IBM, Kyocera, Samsung, Sony and Symbol. In addition, CIC's Jot product was chosen as the natural input software for Sony Ericsson's new Symbian OS based P800 multi media smartphone. Sony Ericsson, together with Nokia, Motorola, Siemens and Psion form the Symbian Alliance. The objective of the Symbian Alliance is to establish the Symbian OS as the standard for wireless devices. CIC has a license agreement with Symbian making the Company's Jot and other software products available for evaluation to Symbian OEM members.

IDC projects the total handheld computer and smartphone market will grow to over 26 million shipments by 2005. With CIC's Jot embedded on all Palm OS based devices and on both Ericsson R380 and Sony Ericsson P800 smartphones, the Company believes it is well positioned to sustain its current leadership position and benefit from the continuous and increasing flow of royalty revenue.

Key OEM Licensees include:

 Licensee                Product(s) licensed         Application of Products
-------------- ---------------------------------- ------------------------------
 AirSpeak                  Jot                         Handheld PC Pro

 Sony Ericsson             Jot, QuickNotes, Sign-On &  Smart cellular phone
                            WordComplete

 Fujitsu                   HRS, PenX, Sign-On Plus &   Windows and Windows CE
                            InkTools                    pen computers

 GSC Mobile Solutions      Inktools                    Windows pen computers

 Handspring, Inc.          Reco Echo                   Electronic organizer

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

 IBM                       Sign-It                     Windows pen notebook

 Inteliworxx               HRS & PenX                  Windows pen computers

 Interlink                 Sign-It                     E-signature retail bundle

 Intermec/Norand           HRS & PenX                  Windows pen computers

 Mathsoft                  Math Recognizer             Handwriting recognition
                                                        for mathematicalnotation

 Misys Healthcare          InkTools                    Handwriting recognition
                                                        and security

 Motion Computing          SignOn                      E-signature products

 National Semiconductor    Jot                         Wireless Internet access
                                                        device

 Pacific Star              PenX                        Windows pen computers

 Palm Solutions Group      Jot                         Electronic organizer

 PalmSource                Jot                         Electronic organizer

 Telos Corp.               PenX                        Windows pen computers

 Licensee                Product(s) licensed          Application of Products
---------------- ---------------------------------- ----------------------------
 Topaz                     InkTools                    E-signature bundle

 Vtech                     Jot                         Electronic organizer

 Wacom                     Chinese Handwriter          Digitizer tablet and
                            & Sign-It                   e-signature

 Walkabout                 HRS & PenX                  Windows pen computers

 Xplore                    HRS & PenX                  Ruggedized mobile
                                                       computers

 Xybernaut                 HRS, PenX & Jot             Wearable computers

Online/Retail Revenues

Online revenues have been generated primarily through direct mail sent to Palm handheld computer (PDAs) owners utilizing names and addresses acquired from Palm. Retails sales are generated through an agreement with Elibrium Inc. that positions CIC's Palm OS based software offerings directly at the point of sale at retailers including Comp USA, Staples, and Office Max.

Revenues from the Company's software sold directly through it's website, (www.cic.com) and at the retail point of sale totaled $351 in 2002, 62% below the $913 for the prior year, reflecting both the decline in handheld computer shipments in 2002 (9% below 2001; Datquest) as well as the overall decrease in consumer spending both online and at retail due to the continuing weak economy over the past two years.

Recent events, however, have provided the basis for what the Company believes is significant aftermarket revenue potential both near and longer term. PalmSource recently replaced Graffiti with Jot as the standard and only text entry software for their Palm operating system (OS). Palm OS based handheld computers and smartphones are the global leader with about 56% of the worldwide wireless device market. Palm OS based devices represent an installed base of over 25 million devices that IDC projects will grow to over 55 million by 2005.

CIC recently launched a marketing program targeted at the 25 million existing Palm OS based device owners to easily upgrade their text entry from Graffiti to CIC's Jot and gain the benefits of the advanced text entry software that PalmSource chose to replace Graffiti on all new shipments. The marketing programs leverage the marketing efforts of device manufactures and channel partners including Palm Solutions Group-the leading provider of Palm handheld computers, Handspring, Handango- the leading online Palm software supplier and Elibrium-a leading retail software publisher/supplier.

China Revenues

CIC China ("CICC"), 90% owned by CIC, was established over nine years ago and is headquartered in Nanjing China. The Joint Venture is 10% owned by Jiangsu Hongtu Electronics Group, the leading DVD supplier in the US with its APEX brand, and a leading supplier of other high technology products and systems.

Revenue from CICC was $1.3 million in 2002, a decline of 24% over the $1.7 million in the prior year. This decrease reflects primarily the need to expand sales coverage from a traditional focus on the local Nanjing and Jiangsu Province market. Despite the economic slowdown in the US and western markets and the negative impact on corporate IT spending, China is enjoying a robust economy and its IT expenditures are increasing three to four times faster than the rest of the world. China is the world's third largest economy and its recent accession into the World Trade Organization is fueling its economic growth, in this vast nation of 1.3 billion people, as it prepares to compete on a worldwide basis. The benefits of CIC's electronic signature technology for applications including eCommerce, automation of signature dependent electronic forms for the paperless environment and corporate security are impacting the demand in China more intensely than in the US and European markets.

Recently, the Company implemented an overall strategy aimed at accelerating CICC sales growth by focusing sales resources on expanding the rollout and further deployments of CICC's installed base of showcase enterprise and government installations while rapidly implementing a channel strategy that leverages this installed base of reference accounts to attract major channel partners who can rapidly establish China-wide market coverage and penetration for CIC's technology.

The Company believes that CICC is well positioned to participate in this explosive growth. CICC's installed base of both Chinese corporate and government deployments include the Agricultural Bank of China, Hu Nan Mobile Communications, International Construction Bank of China (China's largest commercial bank), Ministry of Agriculture, Nanjing Civic Bureau, Nanjing Municipal Government, Panda, and the Ministry of Railways.

Over the past two years, CICC has emerged as the leading supplier in Jiangsu Province of a fast growing mobile industry application for regulated goods with an estimated 70% market share. This turn-key offering provides hardware and software systems for the receipt and delivery of taxed, measured and monitored goods using handheld devices including Symbol, Handspring and Palm. CICC's offering includes the integration of enterprise software solutions for the server side / backend management of these mobile systems and captured data. The systems integration business affords CICC the opportunity to include the sale of its core software by integrating electronic signature and Chinese handwriting recognition into its turn-key solutions.

The Company believes that the emerging market for electronic signature based applications and handheld receipt/delivery based systems, acceptance of CICC products by leading Chinese enterprises and government agencies, the legitimacy and credibility afforded CICC by joint venture status and the explosive growth potential of the China market, now driven by accession to the WTO, provide CICC significant growth potential in 2003 and beyond.

Marketing

Handwriting Recognition Segment

The Company's products are marketed through three sales approaches: OEM sales, enterprise and online/retail sales. OEM sales efforts are aimed at license revenues derived primarily from smart handheld device manufacturers. Enterprise sales efforts are directed at both software providers and end-users.
Online/retail sales represent revenues generated from the Company's software sold through its website and retail outlets.

OEM Licensed Products. The Company currently licenses software products for Windows(r)3.x, Windows(R)'95, Windows'98, WindowsNT, WindowsCE, EPOC, QNX, VT-OS, Palm and Linux. The Company also ports its products to other platforms to meet the specifications of licensees. The Company's PenX, Sign-it, and Handwriter Recognition System are licensed for portable PCs utilizing the Windows(R)'95, Windows(R)'98, Windows(R) NT, and WindowsCE operating systems and are primarily used for field force automation and in pen-input PC peripherals for desktop use. Jot, QuickNotes, Sign-On, WordComplete and the Company's software keyboard are licensed primarily for the new, smaller classes of personal computers that utilize the Windows(R) CE operating systems and handheld communicators such as smartphones and PDAs that use the Palm or Symbian operating system.

Enterprise Solution Products. The Company offers several products targeted at the broad enterprise market. The Company believes that this market could benefit from workflow automation solutions using electronic signatures or handwriting authentication such as new account openings, regulated document submissions and device/network security. For these markets, the Company offers several products, including InkTools, a high performance software developer's kit for implementing systems using electronic ink and electronic signatures, which is available for almost all major operating systems; iSign, which provides the same functionality as InkTools but is specifically designed for distributed application architectures; and Sign-it, which is designed to provide this functionality within the framework of the most common word processing applications and electronic form publishing environments.

Online Product Offerings. The Company's Online Sales department is charged with the sale of its shrink-wrapped software applications and tools. This currently includes most of the Company's products and everyone from consumers to software developers and corporations are customers. These products are sold through retail outlets and over the Internet on the Company's own website and by other Internet-based electronic resellers. Consumer versions of these products are being sold for users of the Palm connected organizers and Windows(R) CE devices. Much of the growth in Online sales since 1998 was attributable to sales of these products to users of Palm OS devices.

Systems Integration Segment

The Company's systems integration activity is confined to CIC China where services are provided to Chinese enterprises and government users and other joint ventures in the Peoples Republic of China involving the re-sale of desktop computers, monitors, servers and other computer related products together with customized software in mostly office automation and materials replenishment planning applications. See China Revenue segment.

Copyrights, Patents and Trademarks

Handwriting Recognition Segment

The Company relies on a combination of patents, copyrights, trademarks, trade secrecy and contractual provisions to protect its software offerings and technologies. The Company has a policy of requiring its employees and contractors to respect proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before disclosure of any of its proprietary information.

Over the years, the Company has developed and patented major elements of its software offerings and technologies. In addition, in October 2000 the Company acquired from PenOp, Inc., and its subsidiary, a significant patent portfolio relevant to the markets in which the Company sells its products. The Company's material patents and the years in which they each expire are as follows:

                 Patent No.            Expiration
             -----------------     -------------------
             -----------------     -------------------

                 5544255                 2013
                 5647017                 2014
                 5818955                 2015
                 6064751                 2017
                 6091835                 2017

The Company believes that these patents provide a competitive advantage in the electronic signature and handwriting recognition markets. The Company believes the technology covered by the patents is unique and allows us to produce superior products. The Company also believes these patents are very broad in their coverage. The technology goes beyond the simple handwritten signature and includes measuring electronically the manner in which the person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that any product with substantially similar functionality will infringe its patents. Moreover, because these patents do not expire for between 10 and 14 years from the date hereof, the Company believes that it has sufficient time to develop new related technology, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time the patents will deter competitors from introducing competing products without creating substantially different technology or licensing its technology.

The Company has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Systems Integration Segment

Systems integration does not rely to any material degree on the Company's products and, therefore, its patents and their ultimate expiration do not significantly impact the systems integration segment.

Material Customers

Handwriting Recognition Segment

Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer, Nationwide Building Society, accounted for 11% of total segment revenues for the year ended December 31, 2002. One customer, The Prudential Insurance Company of America accounted for 16% of total segment revenues for the year ended 2001. One customer, Ericsson Mobile Communications AB, accounted for 16% of total segment revenues for the year ended 2000.

Systems Integration Segment

One customer, Fujitsu Ltd. accounted for 30% of total system integration revenue for the year ended December 31, 2002. This same customer accounted for 16% of total segment revenues in the twelve months ended December 31, 2001and 2000, respectively.

Seasonality of Business

The Company believes that neither of its segments is subject to seasonal fluctuations.

Backlog

Handwriting Recognition Segment

At December 31, 2002, backlog approximated $165, representing advanced payments on service maintenance agreements and non-recurring engineering projects that are expected to be recognized over the next twelve months. At December 31, 2001, backlog approximated $88, representing advanced payments on service maintenance agreements and non-recurring engineering projects that are expected to be
recognized  over  the  next  twelve  months.  At  December  31,  2000,   backlog
approximated $61, representing advanced royalty and service maintenance agreements.

Systems Integration Segment

At December 31, 2002 backlog was approximately $34. At December 31, 2001, backlog was approximately $178. There was no significant backlog at December 31, 2000.

Competition

Handwriting Recognition Segment

The Company faces competition at different levels. Certain competitors, e.g., PenPower Group, and Palm Inc., have developed or are developing software offerings, which may compete directly with the Company's offerings. Most of the Company's direct competitors, e.g., Microsoft Corporation, Silanis Technology, Inc., and Advanced Recognition Technology, Inc., have focused on only one element of such offerings, such as handwriting recognition technology, signature capture/verification or pen-based operating environments or other pen-based applications. The Company believes that it has a competitive advantage in some cases due to its range of product offerings. There can be no assurance, however, that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies that would render its products or technologies obsolete or non-competitive.

Systems Integration Segment

The Company's Joint Venture competes with other systems integrators of similar size (less than 100 employees) in China for small to mid-size enterprise opportunities. The Company primarily competes on price and quality and breadth of services for these opportunities. The Company believes that it is competitive in its pricing and has been consistently recognized by its customers for its high quality of service.

Employees

As of December  31,  2002,  the Company  employed an  aggregate  of 55 full-time employees. The Company's handwriting recognition segment consisted of 40 employees, 20 of which are in the United States and 20 of which are in China. The Company employed 15 full-time employees in its systems integration segment in China. From time to time, the Company also utilizes additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company's employees are a party to a collective bargaining agreement.

Geographic Areas

For the years ended December 31, 2002, 2001, and 2000, the Company's sales in China as a percentage of total sales were 38%, 29% and 26%, respectively. For the year ended December 31, 2002 and the years ended December 31, 2001, 2000, the Company's sales in the United States as a percentage of total sales were 62%, 71% and 74%, respectively. Included in the U.S. sales are export sales. For the years ended December 31, 2002, 2001, and 2000, the Company's export sales as a percentage of total revenues were approximately 12%, 16%, and 36%, respectively.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

Item 2. Properties

The Company currently leases its principal facilities, consisting of approximately 9,634 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2006. The Joint Venture leases approximately 1,500 square feet in Nanjing, China. The Company believes that its current facilities will be suitable for us to continue operations in the foreseeable future.

Item 3. Legal Proceedings

The Company was named as a defendant in a suit brought in U.S. District Court for the Southern District of New York, filed on August 5, 2002. The plaintiffs, Richard M. Ross and Jane Spaulder Ross, brought claims for breach of contract, conversion, negligence and statutory violations, alleging that the Company provided incorrect or false information to their stock broker, thereby delaying the sale of plaintiffs' shares in the Company and causing a loss in excess of $500 due to a drop in the value of the shares. While the litigation is in an early stage, based on the available information, the Company believes that the action is without merit and, even if plaintiffs succeed, the Company believes their damages will not have a material financial impact on us. The Company intends to vigorously defend against the claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None
                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

As of March 14, 2003 the Company's common stock was listed on the NASDAQ Over the Counter Bulletin Board ("OTC") under the trading symbol CICI. Prior to that it was listed on the Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low sale prices of the common stock for the periods noted.

                                                                 Sale Price
                                                                  Per Share
 Year    Period                                                 High      Low

 2001    First Quarter......................................   $ 2.28  $ 0.97
         Second Quarter.....................................   $ 1.63  $ 0.76
         Third Quarter......................................   $ 1.13  $ 0.64
         Fourth Quarter.....................................   $ 0.91  $ 0.60
 2002    First Quarter......................................   $ 1.18  $ 0.56
         Second Quarter.....................................   $ 1.15  $ 0.63
         Third Quarter......................................   $ 0.66  $ 0.24
         Fourth Quarter.....................................   $ 0.50  $ 0.21
 2003    First Quarter (through March 27, 2003).............   $ 0.50  $ 0.14

As of March 27, 2003, the closing sale price of the Common Stock on the Nasdaq OTC was $0.15 per share and there were approximately 831 registered holders of the Common Stock.

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

During the three months ended December 31, 2002, the Company did not grant any stock options.

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of December 31, 2002, 2001, 2000, 1999, and 1998 and for each of the years in the five-year period ended December 31, 2002 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Year Ended December 31,
                             ---------------------------------------------------
                                2002      2001       2000       1999       1998
                             ---------------------------------------------------
                                   (In thousands, except per share amounts)
Statement of Operations
 Data:
Revenues..................... $ 3,272  $  5,947   $  7,312   $  6,518   $ 4,581
Research and
  development expenses(1)....   1,485     1,808      1,603      1,363     1,989
Sales and marketing
  expenses...................   1,543     2,054      2,239      1,877     2,015
General and administrative
  expenses...................   2,424     2,791      2,181      1,683     1,889
Loss from operations.........  (3,337)   (2,946)    (1,607)    (1,722)   (3,285)
Net loss available to
 common stockholders.........  (3,561)   (3,215)    (1,799)    (1,740)   (3,592)
Basic and diluted loss
 per share...................   (0.04)    (0.04)    ( 0.02)    ( 0.02)   ( 0.06)

                                            As of December 31,
                               -------------------------------------------------
                                2002      2001      2000      1999        1998
                               -------------------------------------------------
                                              (In thousands)
Balance Sheet Data:
Cash, cash equivalents
 and restricted cash........  $   711  $  2,588   $ 2,349   $  2,374   $  1,045
Working capital(2)..........      443     3,017     3,109      3,054        346
Total assets................    7,168    10,072    11,302      4,963      3,354
Deferred revenue............      165        88        61         35        651
Long-term obligations.......    3,000     3,000     1,427      1,338          -
Stockholders' equity (3)....    2,934     6,060     8,307      2,349      1,332
___________

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $20, $20, and $9, for the years ended December 31, 2001, 2000, and 1999 respectively. No software development costs were capitalized in the year ended December 31, 2002.

(2) Current liabilities used to calculate working capital at December 31, 2002, 2001, 2000, 1999, and 1998 include deferred revenue of $165, $88, $61, $35, and $651, respectively.

(3)  The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated herein, all figures in this MD& A section are rendered in thousands ("000s").

Overview

History. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2002, operating losses aggregated approximately $13 million and at December 31, 2002, the Company's accumulated deficit was approximately $80 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, the accounting for the product returns, allowance for doubtful accounts, intangible asset impairments, and inventory. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company's management in the preparation of the consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 101 ("SAB 101") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. The Company recognizes revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company products to function within the customer's application has been completed and The Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period. Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post contract support.

Revenue from software license agreements is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed and the Company has delivered its product according to contract specifications. Deferred revenue is recorded for upgrades, enhancements and post contract support, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period. Vendor specific objective evidence of the fair value for multiple element software license agreements is determined by the price charged for the same element when sold separately or the price determined by management having the relevant authority when the element is not yet sold separately. The price established by management for the element not yet sold separately will not change prior to separate introduction of that element into the marketplace.

Revenue from system integration activities, which represents the sale and installation of third party computer equipment and limited related consulting services, is recognized upon installation of the third party hardware and/or software as projects are short term in nature, provided that a contract exists, collectibility of the receivable is reasonably assured and the system is functioning according to specifications. Service subscription revenues associated with the system integration activities are recognized as costs are incurred or over the service period.

The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company's historical experience, the Company's estimates of recoverability of amounts due it could be affected and the Company will adjust the allowance accordingly.

The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents, the Company then determine if an impairment of its assets has occurred. The Company reassess the lives of its patents and test for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

o whether there are legal, regulatory or contractual provisions known to us that limit the useful life of each patent to less than the assigned useful life;

o whether the Company needs to incur material costs or make modifications in order for it to continue to be able to realize the protection afforded by the patents;

o whether any effects of obsolescence or significant competitive pressure on the Company's current or future products are expected to reduce the anticipated cash flow from the products covered by the patents;

o    whether  demand  for  products  utilizing  the  patented   technology  will
     diminish, remain stable or increase; and

o whether the current markets for the products based on the patented technology will remain constant or will grow over the useful lives assigned to the patents.

Customer Base. To date, the Company's revenues have been derived principally from end-users, manufacturers, retailers and distributors of computer products in North America, Europe and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been insignificant and within management's expectations.

Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. As of December 31, 2002, 2001 and 2000, such costs were insignificant.

Research and Development Costs. Research and development costs are charged to expense as incurred.

Foreign Currency Translation. The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company's consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for long-term assets and liabilities that are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates. Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the year ended December 31, 2002, 2001 and 2000, respectively.

Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2002 of $23 million based upon the Company's history of losses.

Segments

The  Company  reports  in two  segments:  handwriting  recognition  and  systems integration. For purposes of Management Discussion and Analysis, handwriting recognition includes online/retail revenues and corporate sales, including enterprise and original equipment manufacturers ("OEM") revenues. All handwriting recognition software is developed around the Company's core technology. Handwriting recognition product revenues are generated through the Company's web site and a direct sales force to individual or enterprise end users. The Company also licenses a version of its handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, the Company is required to develop an interface (port) for its software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. System integration sales are derived through a direct sales force that then develops a system to utilize the Company's software based on the customer's requirements. Systems integration sales are accomplished solely through the Company's Joint Venture.

Results of Operations

The following table provides unaudited financial information for each of the Company's two segments.

                                               Years Ended December 31,
                                          2002            2001          2000
                                        ---------      ---------      --------

 Handwriting recognition
  Online/retail                         $   351       $    913      $   1,198
  Corporate                               1,667          2,958          3,326
  Nonrecurring Maintenance
  fees (net)-M10 (previously PenOp)           -            352            877
  China                                     196            323            308
                                        ---------      ---------      ---------
   Total Handwriting recognition      $   2,214      $   4,546      $   5,709

Systems integration
    China Total Systems integration   $   1,058      $   1,401      $   1,603
                                        ---------      ---------      ---------

Total revenues                        $   3,272      $   5,947      $   7,312
                                        ---------      ---------      ---------

Cost of Sales
    Handwriting recognition           $     423        $   1,149    $   1,549
    Systems integration                     734            1,091        1,347
                                        ---------      ----------      --------
  Total cost of sales                 $   1,157        $   2,240     $   2,896
                                        ---------      ----------      --------

Operating cost and expenses
   Research and development           $   1,485        $   1,808     $   1,603
   Sales and Marketing                    1,543            2,054         2,239
   General and administrative             2,424            2,791         2,181
                                        ---------      ----------      --------
  Total operating costs and expenses  $   5,452        $   6,653     $   6,023
                                        ---------      ----------      --------

                                             Years Ended December 31,
                                        2002             2001            2000
                                     ----------      ------------   ------------
Interest and other income
 (expense) net                      $    (224)       $    (269)      $    (192)
                                     ----------      ------------   ------------

Net loss                            $  (3,561)       $  (3,215)      $  (1,799)
                                     ==========      ============   ============

Amortization of intangible assets
   Cost of sales                    $      14        $      12       $      12
   General and administrative             378              440              43
                                    -----------      ------------   ------------
Total amortization of
  intangible assets (See note 9)    $     392        $     452       $      55
                                    ===========      ============   ============


Years Ended December 31, 2002 and December 31, 2001

Revenues

     Handwriting recognition segment. Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues declined 51% or $2,332 to $2,214 for the twelve months ended December 31, 2002 as compared to $4,546 in the comparable prior year.

     Online/retail revenues declined 62% or $562 for the twelve months ended December 2002 compared to the prior year. This decrease was primarily due to the curtailment of the direct mail campaign at the end of the second quarter 2002, due to the reduced availability of new names and poor sales close rate compared to the prior year. In November of 2002, PalmSource replaced Graffiti(R) with CIC's Jot as the standard and only handwriting software on all new Palm PoweredTM devices. The Company believes future online/retail revenues will increase due to the Palm license agreement as Palm operating system users are expected to upgrade the software on their devices to the Company's Jot product. Due to the current economic conditions and poor consumer spending the timing and amount of the anticipated increase in online/retail revenues are difficult to predict.

     Corporate revenues decreased 44% or $1,291 over the twelve months ended December 31, 2002 compared to the prior year. OEM revenues included in corporate sales decreased 68% or $782 over the twelve months ended December 31, 2002 compared to the prior year. This decrease was primarily due to a decrease in the amount of royalty reported by two of the Company's licensees located in the Pacific Rim and reduced development contract revenue recognized as compared to the prior year. The Company believes OEM revenues will increase in 2003 due to Palm Source's replacement of Graffiti(R) with the Company's Jot product as the standard and only handwriting software on all new Palm PoweredTM devices. The poor economy and Palm's prediction of declines in projected shipments of its products may limit or defer the Company's anticipated increases in OEM revenues to later in 2003. Enterprise sales included in corporate sales decreased 28% or $509during the twelve months ended December 31, 2002 compared to the prior year.

     The Company believes the decrease was due to the reduced IT spending resulting from the weak economy. The Company previously engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded
(net) in the three months ended December 31, 2000. During the twelve months ended December 31, 2001, the Company recognized $352 in nonrecurring maintenance fees net of expenses of $48.

     Software sales in China declined 39% or $127 over the twelve months ended December 31, 2002 compared to the prior year. The decrease resulted from competitive pressures from local Chinese companies with similar types of software offerings. See Competition Handwriting Recognition Segment.

     Systems integration Segment. System integration segment revenue declined 24% or $343 during the twelve months ended December 31, 2002 compared to the prior year. The decrease was primarily due to a decrease in sales to two customers compared to the prior year and an increase in competition from small local Chinese companies. See Competition System Integration Segment.

Cost of Sales.

     Handwriting recognition segment. Handwriting recognition segment cost of sales include online/retail, corporate and China software sales costs. Such costs are made up of royalty and import tax payments, third party hardware costs, direct mail costs, amortization of intangible assets excluding patents and engineering direct costs. Cost of sales for the handwriting recognition segment decreased 63% or $726 during the twelve months ended December 31, 2002 compared to the prior year.

     Online/retail cost of sales decreases 68% or $546 during the current year compared to the twelve months ended December 31, 2001. The decrease was due to the elimination of direct mailing campaign and related costs as a result of reductions in the number of names available and a poor sales close rate.

     Enterprise and OEM cost of sales decreased 67% or $193 during the twelve months ended December 31, 2002 compared to the prior year. The decrease was due to the lower sales volumes of products requiring third party hardware and reduction in OEM technology import tax and engineering development costs over the twelve months ended December 31, 2002 as compared to the prior year.

     China handwriting recognition segment cost of sales increased 24% or $13 during the twelve months ended December 31, 2002 compared to the prior year. The increase is due primarily to third party hardware costs associated with the sale of the software compared to the prior year.

Systems integration segment.

     China Systems integration segment cost of sales declined 33% or $357 over the twelve months ended December 31, 2002 as compared to the prior year. The decrease was due primarily to the 24% decline in revenues between the twelve-month comparable periods as discussed above.

Operating expenses

     Research and Development Expenses. Research and development expenses decreased 18% or $323 to $1,485 for the year ended December 31, 2002 as compared to $1,808 in the prior year. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. These expenses are offset by the capitalization of software development costs and direct costs associated with nonrecurring engineering contracts charged to cost of sales. The decrease was due primarily due to the 71% or $245 reduction in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products. In addition, salaries and related expenses decreased $123, or 11%, due to the reduction in head count of a total of 3 engineers compared to the twelve-month period of the prior year. Software development costs capitalized in 2002 declined 100% or $20 compared to 2001. Direct costs associated with nonrecurring engineering contracts charged to cost of sales declined 64% or $68 during the twelve months ended December 31, 2002 as compared to the twelve months in the prior year. Travel, maintenance and allocated facilities expenses declined $43 in 2002 as compared to the twelve months in 2001. These decreases were due to reduced activity and spending resulting from lower sales experienced in 2002, compared to the twelve months in 2001.

     Sales and Marketing Expenses. Sales and marketing expenses declined 25% or $511 to $1,543 for the twelve months ended December 31, 2002 compared to $2,054 for the twelve months in 2001. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. The decrease was primarily due to 57% or $245 decrease in professional services and advertising expenses over the twelve months ended December 31, 2002 compared to the prior year period. The decrease was due to non-recurring expense of a marketing study completed in the prior year and the reduction in resource guide advertisements included in the box that accompanies third party handheld devices. Salaries, commissions and related expenses declined 10% or $85 in 2002 compared to the twelve months ended December 31, 2001. The decrease was due to a reduction in personal of 2 sales persons in the third quarter of 2002 as the Company attempted to trim expenses in response to a weakening economy. Allocated facilities and general office expenses decreased 23% or $180 during the twelve months ended December 31, 2002 as compared to the prior year. The decrease was primarily due to the one time charge in 2001 in recruiting costs and a decrease in the allocated facilities expenses compared to the twelve months ended December 31, 2001. The Company's sales efforts have been directed towards customers that have previously purchased products and currently have pilot programs in process utilizing the Company's software. These customers are expected to purchase additional software products once they have completed their studies and implement their software solutions. The Company believes that an improving economy and the current number of customer pilot programs nearing completion will provide future revenues over a period of time sufficient to allow us to timely expand the Company's sales efforts to generate the potential new demand.

     General and Administrative Expenses. General and administrative expenses decreased 13% or $368 to $2,424 for the twelve months ended December 31, 2002, compared to $2,791 in the prior year. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. The decrease was primarily due to lower professional service fees resulting from the resignation of the former Chairman of the Board and the elimination of $159 in related salary and office fees and $51 in other professional fees. In addition investor relations expenses decreased 47% or $172 compared to the twelve months ended December 31, 2001. The decrease was due to nonrecouring expenses in 2001 related to an aborted financing and reductions in the costs associated with shareholder communications. Other office expenses and allocated facilities expenses decreased 5% or $53 over the twelve months ended December 31, 2002 compared to the prior year. These reductions were offset by an 11% or $67 increase in payroll and related cost associated with salary increases.

Interest Income and Other Income (Expense), Net

     Interest and other income (expense) net decreased 16% or $45 over the twelve months ended December 31, 2002 compared to the prior year. The decrease was primarily due to the decrease in the interest rate paid on the Company's $3,000 debt over the year.

Years Ended December 31, 2001 and December 31, 2000

Revenues

     Handwriting recognition segment. Revenues declined $1,163, or 20%, to $4,546 during the twelve months ended December 31, 2001, as compared to $5,709 for the twelve months ended December 31, 2000 as described below.

     Online revenues declined $285, or 24%, to $913 for the twelve months ended December 31, 2001, as compared to $1,198 for the twelve months ended December 31, 2000. This reduction is primarily attributable to the smaller target population of Palm Users available for the Company's direct mail campaign. This population was smaller than the available population in the year 2000 due to the decline in Palm operating system shipments during 2001. Future Online revenues are expected to remain weak until the number of shipments of the Palm operating system increase or a more cost effective way to further penetrate the installed base is devised.

     Corporate sales, which includes enterprise sales and OEM revenues, decreased $893 or 21%, to $3,310 (including the nonrecurring maintenance fees from M10, previously PenOp) for the year ended December 31, 2001, compared to $4,203 in the prior year period. Sales of the Company's software solutions and maintenance to end users included in corporate sales increased $155 to $2,076 in 2001 compared to $1,921 in the prior year period. The decrease was due primarily to a $524 decrease in the nonrecurring maintenance fees, from M10 in 2001 compared to the prior year. This decrease was offset by sales to Prudential and TVA. During the fourth quarter of 2000, the Company engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $352 and $877 was recorded (net) in 2001 and 2000, respectively. The Company previously entered into a separate transaction to acquire the intellectual property rights from PenOp (see note 1 to the audited consolidated financial statements). OEM revenues included in corporate sales decreased $989 or 48% to $1,078 from $2,067 in the prior year period. This decrease was due to a reduction in the amount of revenues recognized from Ericsson and other OEM's compared to the prior year. Revenues from development contracts included in corporate sales decreased $59 or 27% to $156 from $215 for the prior year due primarily to decreases in non-recurring engineering revenues. Revenues from development contracts in 2001 and 2000 were primarily attributable to porting of the Company's software to third party products such as smartphones and web browsers.

     China handwriting recognition segment sales increased $15, or 5% to $323 for the twelve months ended December 31, 2001, as compared to $308 for the twelve months ended December 31, 2000. The changes in revenues are not related to any single customer.

     Systems integration segment. China systems integration segment sales decreased $202, or 13%, to $1,401 for the twelve months ended December 31, 2001 as compared to $1,603 for the twelve months ended December 31, 2000. The decrease is due to lower sales activity and is not related to any single customer.

Cost of Sales.

     Handwriting recognition segment. Cost of sales decreased $400, or 26% to $1,149 for the year ended December 31, 2001, as compared to $1,549 for the twelve month period ended December 31, 2000, as described below.

     Online cost of sales decreased $282, or 26%, to $805 in 2001, as compared to $1,087 in the prior year. This decrease was due to lower mailing costs brought about by the reduced number of new names available in 2001 as compared to 2000. Corporate sales costs decreased $126, or 30%, to $290 from $416 in the prior year.

     Costs associated with the Company's signature software solutions decreased $36, or 21%, to $135, compared to $171 in the prior year period. The decrease in the cost of software solutions was due to a decrease in amount of third party hardware costs sold with the Company's corporate signature software products during 2001 as compared to 2000. Amortization of capitalized software costs was approximately $12 in 2001 and 2000, respectively. Costs of development contract revenues included in corporate sales decreased $85, or 45%, to $105 in 2001, as compared to $190 in the prior year. The decrease in development contract cost was due to the reduction in non-recurring engineering projects during 2001 as compared to the prior year period. OEM costs included in corporate sales decreased $5, or 12%, to $38 as compared to $43 in the prior year. The decrease was due to a decrease in revenues and the associated technology import tax from the Company's Japanese OEM customers.

     China handwriting recognition cost of sales increased $8, or 17%, to $54 in the twelve months ended December 31, 2001, as compared to $46 for the twelve months ended December 31, 2000. The increase was due to the increase in software sales in 2001 as compared to the prior year.

     Systems integration segment. Cost of sales decreased $256 or 19% to $1,091 as compared to $1,347 in the prior year. The decrease is due to the lower system integration segment sales realized in 2001 as compared to the prior year.

Operating expenses

     Research and Development Expenses. Research and development expenses increased $205, or 13%, to $1,808 for the twelve months ended December 31, 2001, as compared to $1,603 for the prior year. Salaries and related costs decreased $104, or 9%, to $1,077 in 2001, compared to $1,181 in 2000. This decrease was due to reductions in headcount during 2001 as compared to 2000. Other costs, including shared development costs with the Joint Venture, facility and other costs increased $255 to $342 in 2001, compared to $87 in the prior year. The increase was due primarily to outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products and continued support for new engineering projects. Other expenses including travel and related expenses and depreciation decreased 6%, or $30, as compared to the prior year period. In addition, costs associated with development contracts and charged to cost of sales decreased $84 or 44% to $106 from $190 in the comparable prior year period. This decrease was due to a lower number of revenue generating nonrecurring-engineering projects in 2001 compared to the prior year.

     Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2001 decreased $185, or 8%, to $2,054, as compared to $2,239 in the prior year. Payroll and related costs decreased 12%, or $93, to $696 in 2001 from $789 due primarily to a decrease in headcount during the year. Travel and related expenses decreased $58, or 29%, to $140 in 2001, compared to $198 in the prior year. The decrease was due to decreases in travel related to the reduction in headcount from the comparable prior year. Advertising and promotion expense decreased $195, or 49%, to $203 in 2001, from $398 in the prior year. The decrease was due primarily to the one-time cost of the development of a media campaign in the prior year related to the Company's On-line sales via CIC's website. Professional services expense increased $128, or 129%, to $227 from $99 in the comparable prior year period. The increase was due to marketing studies undertaken by the Company to assess the markets with the greatest potential for the Company's products. Other costs, such as facilities and miscellaneous expenses, increased $33, or 5%, in 2001 as compared to the prior year.

     General and Administrative Expenses. General and administrative expenses increased 28%, or $610, to $2,791 for the year ended December 31, 2001, from $2,181 for the prior year. The increase was primarily due to an increase in patent amortization expense of $393, or 914%, to $436 in 2001 from $43 in the prior year. In addition, professional fees increased $274, or 105%, to $535 from $261 in the comparable prior year period. Investor relation's expenses decreased $66, or 15%, to $366 in 2001, as compared to $432 in the comparable prior year. The decrease was due primarily to a reduction in costs associated with information disseminated through the wire services. Other expenses including travel, facilities cost and provision for uncollectible accounts increased $9 in 2001 as compared to the prior year.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense) net, decreased $60, or 79%, to $16 in 2001, from $76 in the prior year. This decrease resulted from a decrease in cash balances and interest rates during the year. The interest income was offset by fees associated with credit card sales from the Company's website of approximately $37 in 2001, compared to $49 in the prior year.

     Interest Expense. Interest expense increased $16, or 6%, in 2001, to $282 from $266 in the prior year. This increase was due to the increase in long-term debt outstanding since June of 2001.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2002 totaled $711, compared to cash and cash equivalents of $2,588 at December 31, 2001. This decrease was primarily attributable to $2,087 of cash used in operations, and $30 of cash used in investing activities. These cash outflows were offset by $240 provided by financing activities, the effect of exchange rate changes on cash was immaterial. The cash used in operations was primarily due to the loss of $3,094 net of depreciation and amortization of $467, an increase in prepaid expenses of $105 and a reduction in accounts payable of $46, offset by a decrease in accounts receivable and other assets of $566 and $156, respectively, and increases in other accrued liabilities of $295. The cash used in investing activities of $30 was to purchase computer equipment and third party software for internal use. The $240 provided by financing activities consisted primarily of $426 in proceeded from the exercise of stock options offset by the repayment of $181 in short-term debt by the Joint Venture. Prepaid expenses increased $105 due to professional fees associated with the S1 registration statement and payments for certain maintenance contracts associated with third party software used in the Company's operations. Accounts receivable decreased $566 due primarily to lower sales during the fourth.

Financing.

     In July 2002, the Company negotiated a Line of Credit Agreement expiring two years from the date of an effective registration statement with Cornell Capital Partners, LP ("Line of Credit")(see Note 1, to the Financial Statements "Equity Line of Credit Agreement"). The Company may periodically issue and sell shares of its common stock for a total purchase price of $15 million, subject to the number of shares available for issuance and the purchase price of such shares. The maximum amount of each advance is $1 million in any 30-day period. The Company must pay to Cornell Capital Partners, L.P. an advance fee equal to 6.5% of the amount of each advance. The Company filed a Registration Statement on Form S1 covering approximately 24 million shares for use under the equity line of credit. On February 13, 2003 the Form S1 was declared effective. The Company intends to use the proceeds from the equity line to repay short and long term debt and for working capital purposes to the extent that future cash flows from operations fall short of the Company's expectations.

     The Company has entered into a Registration Rights Agreement with Cornell Capital Partners, LP. The Company cannot sell any shares of its common stock under the Line of Credit until a registration statement is declared effective by the Securities and Exchange Commission (See note 13 to the Financial
Statements). The Company is required to keep the registration statement effective until the earlier of when the investor has sold all of the shares acquired under the Line of Credit or the investor is able to resell the shares under Rule 144 without regard to the volume limitations set forth in that rule. At all times, the registration statement must cover, at a minimum, the number of shares issued under the Line of Credit. The Company is required to fulfill its reporting obligations under the Securities Exchange Act of 1934, as amended, and otherwise take whatever steps are necessary to enable the investor to resell the shares acquired under the Line of Credit without restriction. Finally, the Company has agreed to indemnify the investor for any damages the investor may suffer as a result of misstatements or omissions, other than misstatements or omissions attributable to the investor. Subsequent to December 31, 2002, the Company borrowed $1 million dollars less a 6.5% financing fee from Cornell Capital Partners, LP. The loan will be paid back over a ten-week period through draws on the equity line of credit on a prorata basis.

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

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which the trustee is a former director and former officer of the Company (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999, and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 6.75% per annum at December 31, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company. In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective.

Contractual Obligations.

     The Company had the following material commitments as of December 31, 2002

                                           Payments due by periods
------------------------------   -----------------------------------------------
                                             Less    One to    Four to    After
                                             than    three       five     five
 Contractual obligations           Total   One year  years       years    years
-----------------------------    -------   --------  -------   -------   -------

 Long term debt (1)                $ 3,000   $   -   $  3,000   $   -    $    -
 Capital Lease Obligations              38       6         23        9        -
 Operating lease commitments (2)     1,663     407      1,256        -        -
                                   --------  ------   ---------  ------  -------
 Total contractual
 cash obligations                  $ 4,701  $  413   $  4,279   $    9   $    -
                                   ========  ======   =========  ======  =======

1. The long-term debt may be pre-paid by us in whole or in part at any time without penalty, subject to the right to convert the outstanding principal amount into shares of common stock at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events.

2. The operating lease commenced on November 1, 2002. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

     The Company leases facilities in the United States and China totaling approximately 11,100 square feet. The Company's rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $418, $443, and 390, respectively. Sublease income was approximately $35 and $104 for the years ended December 2001 and 2000, respectively. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the leased offices will be adequate for the Company's needs over the term of the lease.

     As of December 31, 2002, the Company's principal source of liquidity was its cash and cash equivalents of $711. Subsequent to December 31, 2002, the Company filed a Registration Statement on Form S1 as discussed above In each year since the Company's inception, the Company has incurred losses. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required achieving the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts the Company may required. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company has not entered into any short-term security investments during the year ended December 31, 2002. Foreign Currency Risk. The Company operates a subsidiary in China and from time to time makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

     Future Results and Stock Price Risk. The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.


Item 8. Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 2002, 2001, and 2000 begin on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 23, 2003.

Item 11. Executive Compensation

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 23, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 23, 2003.

Item 13. Certain Relationships and Related Transactions

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 23, 2003.

Item 14. Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended, within 90 days of the date of this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Index to Financial Statements

                                                                          Page
(a)(1) Financial Statements
       Report of Stonefield Josephson, Inc.,
       Independent Auditor............................................     F-1
       Consolidated Balance Sheets at December31,
       2002 and 2001..................................................     F-2
       Consolidated Statements of Operations for the
       years ended December31, 2002, 2001, and 2000..................     F-3
       Consolidated Statements of Changes in Stockholders'
       Equity (Deficit) for the years ended
       December31, 2002, 2001 and 2000...............................     F-4
       Consolidated Statements of Cash Flows for the years
 ended December 31, 2002, 2001 and 2000..     F-5
       Notes to Consolidated Financial Statements.....................     F-6
(a)(2) Financial Statement Schedule
       Schedule II Valuation and Qualifying Accounts and Reserves.....     S-1

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

4.5 Form of Incentive Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.7 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
4.6 Form of Non-Qualified Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.8 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
4.7 Form of Stock Option Grant under 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.9 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
4.8 1994 Stock Option Plan, incorporated herein by reference to Exhibit G of the Company's Second Amended Disclosure Statement filed on Form 8-K dated October 19, 1994 and approved by shareholders on November 14, 1994.
4.9 Form of Warrant of the Company dated March 28, 1997 issued in connection with the Waiver by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 4.9 of the Company's 1996 Form 10-K (File No. 0-19301).
4.10 1999 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement filed on May 4, 1999 and approved by shareholders on June 7, 1999. .
10.1Licensing  and  Development  Agreement  for Use and  Marketing  of  Program
     Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to
     Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)
10.2 Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to Exhibit 10.13 of the Company's 1994 Form 10-K (File No. 0-19301)
10.3 Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
10.4 Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to
     Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
10.5 Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
10.6 Form of  Registration  Rights  Agreement  between  the  Company  and  Libra
     Investments, Inc., dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
10.7 Form of Subscription Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated June 27, 1996.
10.8 Form of Registration Rights Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to
     Exhibit 2 of the Company's Form 8-K dated June 27, 1996.
10.9 Form of Preferred Stock Investment Agreement, dated as of December 31, 1996, between the Company and the investors listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated December 31, 1996.
10.10Form  of  Registration   Rights  Agreement  between  the  Company  and  the
     Investors Listed on Schedule 1 thereto, incorporated herein by reference to
     Exhibit 2 of the Company's Form 8-K dated December 31, 1996.
10.11Form of  Certificate  of  Designation of the Company with respect to the 5%
     Cumulative Convertible Preferred Stock, incorporated herein by reference to
     Exhibit 3 of the Company's Form 8-K dated December 31, 1996.
10.12Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No. 0-19301).

10.13Form of  Subscription  Agreement  between the Company and each  subscriber, dated as of November 25,  1997, incorporated herein by reference to Exhibit
     10.1 of the Company's Form 8-K dated December 3, 1997.
10.14Certificate of  Designations of the Company with respect to the Series B 5%
     Cumulative Convertible Preferred Stock, incorporated herein by reference to
     Exhibit 10.2 of the Company's Form 8-K dated November 13, 1997.
10.15Form of  Registration  Rights  Agreement,  by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 13, 1997.
10.16Amendment to the Company's  Certificate of Designation  with respect to the
     5% Cumulative Convertible Preferred Stock dated June 12, 1998, incorporated herein by reference to Exhibit 10.23 of the Company's 1998 Form 10-K (File No. 0-19301).
10.17Amendment   to  the   Company's   Amended  and  Restated   Certificate   of
     Incorporation  dated June 12,  1998  incorporated  herein by  reference  to
     Exhibit 10.24 of the Company's 1998 Form 10-K (File No. 0-19301). 10.18Employment Agreement dated August 14, 1998 between James Dao and the
     Company incorporated herein by reference to Exhibit 10.25 of the Company's 1998 Form 10-K (File No. 0-19301).
**810.19 Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).
10.20Loan and Warrant  Agreement  dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
10-21Asset Purchase  Agreement  between the Company and PenOp Ltd and PenOp Inc.
     incorporated herein by reference to the Company's Form 8-K dated October 6, 2000.
10-22Loan  Agreement  dated June 19, 2001  between the Company and the Philip S.
     Sassower 1996 Charitable Remainder Annuity Trust.
10-23Equity Line of Credit  Agreement  between  the Company and Cornell  Capital
     Partners, LP, incorporated by reference to the Company's Registration Statement on Form S1 dated February 13, 2003 (File No. 333-103157)
*21.1 Schedule of Subsidiaries.
*23.1Consent  of  Stonefield  Josephson,  Accountancy  Corporation,  Independent
     Accountants.


** Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 29, 1993, filed pursuant to the Securities Exchange Act of 1934.

*    Filed herewith.

*** Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Securities and Exchange Act of 1934.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 28, 2003.

                                     Communication Intelligence Corp.
                                     By:   /s/ Francis V. Dane
                                               Francis V. Dane
                                   (Principal Financial Officer and Officer
                           Duly Authorized to Sign on  Behalf of the Registrant)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Communication Intelligence Corporation (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis V. Dane, Principal Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Francis V. Dane
        Principal Financial Officer

In connection with the annual report of Communication Intelligence Corporation (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Guido DiGregorio, Chairman and Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Guido DiGregorio
   Chairman and Chief Executive Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2003.

     Signature                                 Title


/s/ Guido DiGregorio            Chairman, President and Chief Executive Officer
    Guido DiGregorio                (Principal Executive Officer)

/s/ Francis V. Dane             Chief Legal Officer and Chief Financial Officer
    Francis V. Dane                 (Principal Financial and Accounting Officer)

/s/ Michael Farese              Director
    Michael Farese

/s/ Louis Panetta               Director
    Louis Panetta

/s/ Chien Bor Sung              Director
    Chien Bor Sung

                                 CERTIFICATION


I,   Francis V. Dane, certify that:


1.   I  have  reviewed  this  Annual  Report  on  Form  10-K  of   Communication
     Intelligence Corporation;


2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;


3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;


4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                    By: /s/ Francis V. Dane
                                       Principal Financial Officer

                                 CERTIFICATION


I, Guido DiGregorio, certify that:


1.   I  have  reviewed  this  annual  report  on  Form  10-K  of   Communication
     Intelligence Corporation.


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.


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


Date: March 28, 2003

                             By: /s/ Guido DiGregorio
                                 Chairman
                                 Chief Executive Officer

                           Independent Auditors Report

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California


We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), cash flows and financial statement schedule for each of the three years in the period ended December 31, 2002, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements and financial statements schedule listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiaries ("the Company") as of December 31, 2002, and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and has accumulated losses of $79,819,000. This factor raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




STONEFIELD JOSEPHSON INC.
Certified Public Accountants

San Francisco, California
February 14, 2003

                     Communication Intelligence Corporation
                           Consolidated Balance Sheets
                    (In thousands, except par value amounts)


                                                            December 31,
                                                  ------------------------------
                                                       2002              2001
                                                  ------------------------------

Assets
Current assets:
  Cash and cash equivalents.....................  $      711        $    2,588
  Accounts receivable, net of allowances of
  $243 and $278 at December 31, 2002
  and 2001, respectively........................         477             1,043
  Inventories...................................         113               129
  Prepaid expenses and other current assets.....         244               139
                                                 -------------     -------------


        Total current assets....................       1,545             3,899

Property and equipment, net.....................         159               161
Patents and trademarks..........................       5,421             5,799
Other assets....................................          43               213
                                                 -------------     -------------


        Total assets...........................   $    7,168        $   10,072
                                                 =============     =============




Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..............................  $      160        $      206
  Short-term debt...............................           -               181
  Accrued compensation..........................         250               208
  Other accrued liabilities.....................         527               199
  Deferred revenue..............................         165                88
                                                ------------       ------------
        Total current liabilities...............       1,102               882


Long-term debt - related party...................      3,000             3,000

Minority interest................................        132               130

Commitments

Stockholders' equity:
  Common stock, $.01 par value; 125,000
  shares authorized; 92,481 and
  90,912 shares issued and outstanding
  at December 31, 2002 and
  2001,respectively..............................        915               909
  Additional paid-in capital.....................     82,025            81,605
  Accumulated deficit............................    (79,819)          (76,258)
  Accumulated other comprehensive loss...........       (187)             (196)
                                                  ------------     -------------
Total stockholders' equity......................       2,934             6,060
                                                  ------------     -------------

   Total liabilities and stockholders' equity.... $    7,168        $   10,072
                                                  ============   ===============


   The accompanying notes form an integral part of these Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                 Years ended December 31,
                                        ----------------------------------------
                                             2002           2001          2000
                                        ----------------------------------------

Revenues:
  Online.............................   $      351     $      913    $    1,198
  Corporate..........................        1,667          2,958         3,326
   Nonrecurring maintenance
   fees - M10 (Previously PenOp).....            -            352           877
  China..............................        1,254          1,724         1,911
                                       -------------- --------------  ----------
                                             3,272          5,947         7,312
                                       -------------- --------------  ----------
Operating costs and expenses:
   Cost of sales:
     Online..........................         259            805         1,087
     Corporate.......................          96            290           416
     China...........................         802          1,145         1,393
   Research and development..........       1,485          1,808         1,603
   Sales and marketing...............       1,543          2,054         2,239
   General and administrative........       2,424          2,791         2,181
                                       ------------- -------------  ------------
                                            6,609          8,893         8,919
                                       ------------- -------------  ------------

Loss from operations.................      (3,337)        (2,946)       (1,607)

Interest income and other
 income (expense), net...............         (17)            16            76
Interest expense.....................        (205)          (282)         (266)
Minority interest....................          (2)            (3)           (2)
                                       ------------- -------------  ------------

Net loss.............................  $   (3,561)    $   (3,215)   $   (1,799)
                                       ============= ============== ============

Basic and diluted loss per share.....  $    (0.04)    $    (0.04)   $    (0.02)
                                       ============= ============== ============

Weighted average shares..............      91,298         90,571        85,324
                                       ============= ============== ============


   The accompanying notes form an integral part of these Financial Statements

                     Communication Intelligence Corporation
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                 (In thousands)


                                                            Accumulated
                                     Additional                Other
                             Common    Paid-In  Accumulated Comprehensive
                              Stock    Capital    Deficit      Loss       Total

Balances as of December 31,
  2000....................... $  897  $ 80,656   $(73,043)  $  (203)   $  8,307
                              --------------------------------------------------
Exercise of options for
  1,176 shares of Common      $   11    $  892     $    -    $    -     $   903
  Stock......................
Issuance of 68 shares of
  Common Stock in exchange         1        57          -         -          58
  for services...............
Foreign currency translation
  adjustment.................      -         -          -         7           7
Net loss.....................                       (3,215)              (3,215)
                              --------------------------------------------------
Balances as of December 31,
 2001.......................  $  909  $ 81,605    $(76,258)  $ (196)   $  6,060
                              --------------------------------------------------
Exercise of options for 420
  shares of Common Stock..... $    6  $    420    $          $         $    426
Foreign currency translation
  adjustment.................                                     9           9

Net loss.....................                      (3,561)               (3,561)
                              --------------------------------------------------
Balances as of December 31,
  2002....................... $  915  $ 82,025   $(79,819)   $  (187)  $  2,934
                              --------------------------------------------------



     Total shares outstanding as of December 31, 2002 was 91,481; as of December 31,2001was 90,912, and as of December 31, 2000 was 89,668.


   The accompanying notes form an integral part of these Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                Years ended December 31,
                                         ---------------------------------------
                                             2002          2001          2000
                                         ---------------------------------------

Cash flows from operating activities
Net loss................................. $  (3,561)    $  (3,215)    $  (1,799)
Adjustments to reconcile net loss
 to net cash used in operating
  activities:
  Depreciation and amortization..........       467           687           328
  Equity securities issued for services..         -            58             -
  Non-cash compensation..................         -            46            89
  (Gain) loss on disposal of property
  and equipment..........................         6             -             -
  Changes in operating assets and liabilities
    Accounts receivable, net.............       566           717          (185)
    Inventories..........................        16            42           (90)
    Prepaid expenses and other current
     assets..............................      (105)          135           (95)
    Other assets.........................       156           (14)           48
    Accounts payable.....................       (46)         (469)          390
    Accrued compensation.................        42           (55)           (3)
    Other accrued liabilities............       295          (117)         (176)
    Deferred revenue.....................        77            26            26
                                          ------------ -----------   -----------

Net cash used in operating activities....    (2,087)       (2,159)       (1,467)
                                          ------------ -----------   -----------
Cash flows from investing activities
Acquisition of property and equipment....       (30)          (58)         (634)
                                          ------------ -----------   -----------

Net cash used in investing activities....       (30)          (58)         (634)
                                          ------------ ------------  -----------
Cash flows from financing activities
Proceeds from issuance of short-term
 debt....................................         -           181           120
Proceeds from issuance of long-term
 debt - related party....................         -         3,000             -
Principal payments on short-term debt....      (181)       (1,620)          (60)
Principal payments on capital
lease obligations........................        (5)           (8)          ( 4)
Proceeds from exercise of warrants.......         -             -           437
Proceeds from exercise of stock options..       426           903         1,583
                                           ----------- -------------  ----------
Net cash provided by (used in)
 financing activities...................        240         2,456         2,076
                                           ----------- -------------  ----------
Net increase (decrease) in cash and
 cash equivalents......................      (1,877)          239           (25)
Cash and cash equivalents at
beginning of year......................       2,588         2,349         2,374
                                          ------------- ------------ -----------
Cash and cash equivalents at end of year. $     711     $   2,588     $   2,349
                                          ============= ============ ===========


   The accompanying notes form an integral part of these Financial Statements

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

     For the five-year period ended December 31, 2002, the Company incurred aggregate losses of $13.9 and, at December 31, 2002, the Company's accumulated deficit was approximately $79.8. The Company has primarily funded these losses through the sale of debt and equity securities.

Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a doubt about its ability to continue as a going concern. The Company is in the process of filing a registration statement with the Securities and Exchange Commission in order to obtain funding from equity financing (See Note 13). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, and include the accounts of CIC and its 90% owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated. All amounts shown in the accompanying financial statement are in thousands of dollars except per share amounts.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and short-term debt, approximate fair value due to their short maturities.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity at the date of purchase of three months or less to be cash equivalents.

     Short-term investments are classified as "available-for-sale." For all periods presented, cost of investments approximated fair market value. The cost of securities sold is based on the specific identification method. The Company had no short-term investments as of December 31, 2002 or 2001.

     The Company's cash and cash equivalents, at December 31, consisted of the following:

                                                2002        2001
                                            ----------- ------------

    Cash in bank..........................    $    260    $  1,621
    Commercial paper......................           -          26
    Money markets.........................         451         941
                                            ----------- ------------


  Cash and cash equivalents...............    $    711    $  2,588
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

     At December 31, 2002, the Joint Venture had approximately $271 in cash accounts held by a financial institution in the People's Republic of China. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

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

     The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company's historical experience, the Company's estimates of recoverability of amounts due it could be affected and the Company will adjust the allowance accordingly.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out ("FIFO") method. Cost principally includes direct materials. At December 31, 2002 and 2001, inventories consisted of finished goods.


1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Property and Equipment, Net

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation expense was $75, $163 and $185 for the year ended December 31, 2002, 2001 and 2000, respectively. The Chinese joint venture disposed of certain assets and accumulated depreciation amounting to $30 in 2002.


     Property and equipment, net at December 31, consists of the following:

                                                           2002         2001
                                                        -----------   ----------

Machinery and equipment.................................  $1,273       $1,224
Office furniture and fixtures...........................     432          448
Leasehold improvements..................................      84           84
Purchased software......................................     216          206
                                                        -----------   ----------


                                                           2,005        1,962
Less accumulated depreciation and amortization..........  (1,846)      (1,801)
                                                        -----------   ----------
                                                         $   159      $   161
                                                        ===========   ==========


     Included in property and equipment, as of December 31, 2002 and 2001, are $82 and $42, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $44 and $38 at December 31, 2002 and 2001, respectively.

Patents

     On October 6, 2000, the Company acquired certain assets of PenOp Limited ("PenOp") and its subsidiary PenOp Inc. pursuant to an asset purchase agreement dated as of September 29, 2000. Patents are stated at cost less accumulated amortization which in Management's opinion represents fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $378, $440 and $43 for the years ended December 31, 2002, 2001 and 2000, respectively.

The nature of the underlying technology of each material patent is as follows:

o    Patent  numbers  5544255,  5647017,  5818955  and  6064751  involve (a) the electronic capture of a handwritten signature utilizing an electronic tablet device on a standard computer system within an electronic document,
     (b) the verification of the identity of the person providing the electronic signature through comparison of stored signature measurements, and (c) a system to determine whether an electronic document has been modified after signature

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Patents (continued)

o Patent number 6091835 involves all of the foregoing and the recording of the electronic execution of a document regardless of whether execution occurs through a handwritten signature, voice pattern, fingerprint or other identifiable means.

     Patents, net at December 31, consists of the following:

                             Expiration     Life            2002         2001
                                                      ------------ ------------

Patent (Various).............  Various         5       $       9    $       9
Patent (Various).............  Various         7             476          476
5544255......................   2013          13              93           93
5647017......................   2014          14             187          187
5818955......................   2015          15             373          373
6064751......................   2017          17           1,213        1,213
6091835......................   2017          17           4,394        4,394
                                                      ------------ ------------
                                                           6,745        6,745
Less accumulated amortization..                           (1,324)        (946)
                                                      ------------ ------------
                                                       $   5,421    $   5,799
                                                      ============ ============
     Amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 are estimated to be $379, $379, $379, $379 and $379, respectively.

     The patents identified, as "various" are technically narrow or dated patents that the company believes are not material. The useful lives assigned to the patents are based upon the following assumptions and conclusions:

o The estimated cash flow from products based upon each patent are expected to exceed the value assigned to each patent

o There are no legal, regulatory or contractual provisions known to the company that limits the useful life of each patent to less than the assigned useful life



o The company does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing the patented technology, and believes that the current markets for its products based on the patented technology will remain constant or will grow over the useful lives assigned to the patents because of a legal, regulatory and business environment encouraging the use of electronic signatures.

     The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents, the Company then determine if an impairment of its assets has occurred. The Company reassess the lives of its patents and test for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in Item 7 of this Form 10-K.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment reserve in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such reserves have been recorded in the three years ended December 31, 2002.

Software Development Costs

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. As of December 31, 2002, 2001, and 2000, such costs were insignificant.

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

Revenue Recognition

     Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 101 ("SAB 101") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. The Company recognize revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period.

     Software license agreements may contain multiple elements including upgrades and enhancements, products deliverable on a when and if available basis and post contract support. Revenue from software license agreements is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, and collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed and the Company has delivered its product according to specifications. Deferred revenue is recorded for upgrades, enhancements and post contract support, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period. Vendor specific objective evidence of the fair value for multiple element software license agreements is determined by the price charged for the same element when sold separately or the price determined by management having the relevant authority when an element is not yet sold separately. The price established by management for the element not yet sold separately will not change prior to separate introduction of that element into the marketplace.

     Revenue from system integration activities, which represents the sale and installation of third party computer equipment and limited related consulting services which requires little modification or customization to the software, is recognized upon installation as projects are short term in nature, provided persuasive evidence of an arrangement

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

exists, the collection of the resulting receivable is probable and the system is functioning according to specifications. Service subscription revenues associated with the system integration activities are recognized as costs are incurred or over the service period.

     The online/retail sales category includes sales of software made directly from the Company's website, which are downloaded by the end user. Revenues from software product sales through the Company's website are recognized upon shipment (download). The Company provides for estimated sales returns at the time of shipment.

     The online/retail sales category includes sales of software made directly from the Company's website, which are downloaded either directly by a reseller or to a customer of such reseller. In both cases, the reseller reports the number of units sold each month by submitting payment and a royalty report. The reseller receives a percentage of each sale. The Company allows the on-line resellers a right of return or right of offset. The number of units reported is net of any product returns from prior months. The Company recognizes revenues on the net amount reported by the resellers each month on a cash basis. The Company has a limited number of resellers for its software available through the Company's website.

     The online/retail sales category also includes sales made through retail establishments under the Elibrium agreement. Revenue from software product sales through retail are recognized upon notification from Elibrium of the number of units sold through Elibrium's retail customers provided collection of the resulting receivable is reasonably assured.

Major Customers

     Handwriting Recognition Segment. Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer, Nationwide Building Society, accounted for 11% of total segment revenues for the year ended December 31, 2002. One customer, The Prudential Insurance Company of America accounted for 16% of total segment revenues for the year ended 2001. One customer, Ericsson Mobile Communications AB, accounted for 16% of total segment revenues for the year ended 2000.

     Systems Integration Segment. One customer, Fujitsu Ltd. accounted for 30% of total system integration revenue for the year ended December 31, 2002. This same customer accounted for 16%, and 16% of total segment revenues in the twelve months ended December 31, 2001and 2000, respectively.

Research and Development

     Research and development costs are charged to expense as incurred.

Advertising

     The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2002, 2001, and 2000 was $112, $203 and $399,
respectively.

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

Net Loss Per Share (continued)

on the weighted average number of shares and dilutive potential shares outstanding. For the year ended December 31, 2002, 2001 and 2000 potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 6,452, 7,027 and 8,145 of equivalent shares. There were no warrants outstanding at December 31, 2002. Warrants excluded from the calculation in 2001 and 2000 were 237, equivalent shares, respectively.

Foreign Currency Translation

     The Company considers the functional currency of the Chinese Joint Venture to be the local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period except for those expenses related to balance sheet amounts which are translated at historical exchange rates.

     Net foreign currency transaction gains and losses are included in "interest income and other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency transaction gains in 2002 ,2001 and 2000 were insignificant.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Equity Line of Credit Agreement

     In July 2002, the Company negotiated a Line of Credit agreement expiring in two years from the effective date of the related registration statement with Cornell Capital Partners, LP. The Company may periodically issue and sell shares of its common stock for a total purchase price of $15 million, subject to the number of shares available for issuance and the purchase price of such shares. As of December 31, 2002 there was approximately 24 million shares available. If the Company request an advance under the Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock of the Company for 100% of the "Market Price" of its stock (less a 6.5% advance fee). Market Price is defined as the lowest volume weighted average price of the Company's common stock as reported by Bloomberg, LP, calculated over four of the five trading days after the Company request an advance. The maximum amount of each advance is equal to $1 million in any 30-day period. In addition, in no event shall the number of shares issuable to Cornell Capital Partners, LP cause Cornell to own in excess of 9.9% of the then outstanding shares of the Company's common stock. On each advance date, the Company must pay to Cornell Capital Partners, L.P. an Advance fee equal to 6.5% of the amount of each advance. A closing will be held six (6) trading days after such written notice, at which time the Company will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount. Cornell Capital Partners, L.P. cannot transfer its interest in the Equity Line of Credit to any other person and cannot engage in sales of shares of common stock acquired under the Line of Credit.

Recent Pronouncements

     In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" did not have a material impact to the Company's financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Recent Pronouncements

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

2. Chinese Joint Venture

     The Company currently owns 90% of a joint venture with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 2002, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency is required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.

3. Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financialstatement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

     The accumulated other comprehensive loss at December 31, 2002 and 2001 consisted of cumulative foreign currency translation adjustments.

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

     Interest expense for the years ending December 31, 2002, 2001, and 2000 was $205, $281, and $266, respectively. Interest expense associated with related party debt was $200, $274 and $258 for the years ended December 31, 2002, 2001 and 2000, respectively.

5. Related Party Transactions

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with the charitable remainder annuity trust, a trustee of which was then a director and officer of the Company (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 6.75% per annum at December 31, 2002, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan.

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

     In 2002, $16 and in 2001 and 2000, $150 in consulting fees, including office expenses, were paid to a party who, at that time, was a director and Chairman of the Company.

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

6. Stockholders' Equity

Common Stock Options

     The Company adopted two stock option plans in 1991 (the 1991 Stock Option Plan and the 1991 Non-discretionary Plan, collectively, the "1991 Plans"). Incentive and non-qualified options under the 1991 Plans may be granted to employees, officers, and consultants of the Company. As amended, there are 2,050 shares of Common Stock authorized for issuance under the 1991 Plans. At December 31, 2002, 69 options are available for grant. In late 1994 the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan allows directors, officers

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

6. Stockholders' Equity

Common Stock Options (continued)

and employees to be eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of Common Stock are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying Common Stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying Common Stock on the date of grant. Options under the 1994 Plan generally vest over four years. For those options which vest over four years, 20% of the total options granted vest on the first anniversary of the date of grant, and an additional 20%, 20%, and 40% of the total options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Options under the 1994 Plan are generally exercisable over a period not to exceed seven years. At December 31, 2002, there were 683 options available for grant under the 1994 Plan.

     The Company has issued non-plan options to its employees and directors. The non-plan options vest over four years or prorata quarterly over three years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2002, 3,115 non-plan options were outstanding and exercisable with a weighted average exercise price of $0.84 per share.

     In June 1999, the Company adopted and the shareholders approved a stock option plan (the "1999 Plan"). Incentive and non-qualified options under the 1999 Plan may be granted to employees, officers, and consultants of the Company. There are 4,000 shares of Common Stock authorized for issuance under the 1999 Plan. The options have a seven year life and generally vest quarterly over three years. At December 31, 2002, there were 1,715 shares available for future grants.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

6. Stockholders' Equity (continued)

Common Stock Options

     Information with respect to the Company's 1991 Plans the 1994 Plan and the 1999 Plan is summarized below:

                                                Year Ended December 31,
                                         ---------------------------------------
                                                2002                2001
                                         -------------------   -----------------
                                                    Weighted           Weighted
                                                     Average            Average
                                         Shares     Exercise   Shares  Exercise
                                                     Price              Price
                                         ---------------------------------------

Outstanding at beginning of period......   3,442       $1.48     3,257    $1.54
Granted.................................   1,108       $0.60     1,367    $1.21
Exercised...............................    (169)      $0.75      (384)   $0.90
Forfeited...............................  (1,044)      $1.34      (798)   $1.53

                                        ---------             --------
Outstanding at period end...............   3,337       $1.27     3,442    $1.48
                                        =========             ========

Options exercisable at period end.......   2,422       $1.36     2,208    $1.35
                                        =========             ========
Weighted average grant-date fair value of
  options granted during the period.....  $0.60                  $0.98
                                        =========              ========

     The following table summarizes information about stock options outstanding under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 2002:

                                                Weighted Average
                                    --------------------------------------------

                                                     Remaining
                                     Options        Contractual
Range of Exercise Prices           Outstanding      Life (Years)  Exercise Price
--------------------------------------------------------------------------------

$0.00 - $0.50..................            294          7.0           $0.29
$0.51 - $2.00..................          2,493          6.3           $0.94
$2.01 - $2.99..................              8          1.1           $2.75
$3.00 - $7.50..................            542          7.3           $3.35
                                  --------------
                                         3,337
                                  ==============

     The following table summarizes information about stock options exercisable under the 1991 Plans, the 1994 Plan and the 1999 Plan at December 31, 2002:

                                                                     Weighted
                                                Options              Average
Range of Exercise Prices                      Exercisable         Exercise Price
                                            ------------------------------------
      $0.00 - $0.50.....................          42                $0.36
      $0.51 - $2.00.....................       1,919                $0.91
      $2.01 - $2.99.....................           8                $2.75
      $3.00 - $7.50.....................         453                $3.35
                                            ---------
                                               2,422
                                            =========

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

6. Stockholders' Equity (continued)

Common Stock Options

     Effective  January 1,  1996,  the Company  adopted  Statement  of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Financial Accounting Standards Board Statement No.
148. The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans. The Company complies with the disclosure provisions of SFAS 123.

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to stockholders would have been as follows for the year ended December 31:

                                             2002          2001          2000
                                        ----------------------------------------

Net loss available to stockholders:
  As reported........................... $ (3,561)     $ (3,215)      $ (1,799)
  Pro forma............................. $ (4,356)     $ (4,743)      $ (3,937)
Basic and diluted net loss per
  share available to stockholders:
  As reported........................... $  (0.04)     $  (0.04)      $  (0.02)
  Pro forma............................. $  (0.05)     $  (0.05)      $  (0.05)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 2.26% for 2002, 4.1% for 2001, and 4.7% for 2000, an expected life of
8.6 years for 2002, 6.0 years for 2001, and 3.5 years for 2000, respectively; expected volatility of 100% all periods and dividend yield of 0% for all periods.

     The Company expects to make additional option grants each year. The Company believes the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

Warrants

     At December 31, 2002 there were no warrants outstanding. As of December 31, 2002, 6,452 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

7. Commitments

Operating Lease Commitments

     The Company currently leases 9,634 square feet, its principal facilities, (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2006. In addition, the Company subleased to third parties certain space adjacent to the Principal Offices through August 2001. The Joint Venture leases approximately 1,500 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $418, $443, and $390 in 2002, 2001, and 2000, respectively. Sublease income was approximately $35, and $104 for the years ended December 31, 2001, and 2000, respectively.

     Future minimum lease payments under noncancelable operating leases are approximately, $407, $419, $430, and $407 for the years ending December 31, 2003, 2004, 2005 and 2006, respectively. The Company's rent expense was

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

7. Commitments

Operating Lease Commitments (continued)

reduced by approximately $35 in 2001 in connection with the subleases described above. Future minimum payments required under capital leases, which expire in 2007, were insignificant at December 31, 2002.

8. Income Taxes

     As of December 31, 2002, the Company had federal net operating loss carryforwards available to reduce taxable income through 2012 of approximately $54,190. The Company also had federal research and investment tax credit carryforwards of approximately $315 that expire at various dates through 2010.

     Deferred tax assets and liabilities at December 31, consist of the following:

                                                       2002          2001
                                                  ----------------------------
Deferred tax assets:
Net operating loss carryforwards...............     $ 26,857       $ 21,272
Credit carryforwards...........................          315            315
Deferred income................................           40             13
Other, net.....................................          945            775
                                                  ----------------------------

Total deferred tax assets......................       28,157         22,375
                                                  ----------------------------

Valuation allowance............................      (28,157)       (22,375)
                                                  ----------------------------

Net deferred tax assets........................     $      -       $      -
                                                  ============================

Income tax (benefit) differs from the expected statutory rate as follows:

                                              2002          2001          2000
                                           --------      --------      --------

Expected income tax benefit               $ (1,211)     $  (1,093)    $  (612)
State income tax net of Federal benefit       (214)          (193)       (108)

Loss on write off from foreign investment   (4,357)             -           -
Change in valuation allowance                5,782          1,286         720
                                           ---------    ----------    ----------

Income tax benefit                         $     -      $       -     $     -
                                           ==========   ==========    ==========

     A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

     Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carryforwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period. During 1997, the Company experienced stock ownership changes which could limit the utilization of its net operating loss and research and investment tax credit carryforwards in future periods.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

9. Segment Information (continued)

     The table below presents information about reporting segments for the years ended December 31:

                                    Handwriting         Systems
                                    Recognition       Integration       Total
                                ----------------- ---------------- ------------
 2002 Revenues                  $      2,214      $      1,058    $       3,272
      Loss from Operations      $     (3,307)     $        (30)   $      (3,337)
      Total assets              $      6,181      $      1,005    $        7186
      Depreciation and
      amortization              $        450      $         17    $         467

 2001 Revenues                  $      4,546      $      1,401    $       5,947
      Loss from Operations      $     (2,842)     $       (104)   $      (2,946)
      Total assets              $      8,662      $      1,410    $      10,072
      Depreciation and
      amortization              $        662      $         25    $         687

 2000 Revenues                  $      5,709      $      1,603    $       7,312
      Loss from Operations      $     (1,594)     $        (13)   $      (1,607)
      Total assets              $      9,896      $      1,405           11,301
      Depreciation and
      amortization              $        310      $         18    $         328

     The following table represents revenues and long-lived asset information by geographic location for the period ended December 31:

                          Revenues                         Long Lived Assets
                  -------------------------------- ----------------------------
                    2002         2001       2000      2002      2001       2000
                  --------     --------    ------- --------   -------    -------

     U.S.           $ 2,018    $ 4,223   $ 5,401   $  5,555  $  6,113   $  6,430

     China            1,254      1,724     1,911         37        44         66

                 ----------   --------- ---------- ---------- --------- --------
        Total       $ 3,272    $ 5,947   $ 7,312   $  5,592  $  6,157   $  6,496
                 ==========   ========= ========== ========== ========= ========

     The Company's export sales from U.S. operations were 12%, 16%, and 36%, of total revenues in 2002, 2001, and 2000, respectively.

10. Statement of Cash Flows Data

                                                        December 31,
                                            ------------------------------------
                                                 2002        2001         2000
Schedule of non-cash transactions:

  Non-cash compensation.....................  $      -    $     46     $     89

  Equity securities issued for services.....  $      -    $     58     $      -
  Intellectual property acquired in
   exchange for 4,700 shares of the
   Company's common stock...................  $      -    $      -     $  5,728
  Fair market value of warrants in
   connection with long-term debt -
   related party............................  $      -    $      -     $      -

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

10. Statement of Cash Flows Data (continued)

Supplemental disclosure of cash flow information:

     Interest  paid  in  2002,   2001,  and  2000  was  $212,  $196,  and  $187,
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

                              First    Second       Third     Fourth
                             Quarter   Quarter     Quarter    Quarter    Total
                             -------   -------     -------    -------   -------

2002 Unaudited
   Net Sales                 $ 1,157    $1,111     $  525    $    479   $ 3,272
   Gross profit              $   716    $  808     $  321    $    270   $ 2,115
   Income (loss) before
   income taxes, and
   minority interest         $(688)     $(670)     $(1,068)  $ (1,133) $(3,559)

   Net income (loss)         $(688)     $(671)     $(1,070)  $ (1,132) $(3,561)

   Basic and diluted
   income (loss) per share
                             $(0.01)    $(0.01)    $(0.01)   $  (0.01)  $(0.04)

2001 Unaudited
   Net Sales                 $ 1,618    $1,903     $  915    $  1,511   $ 5,947
   Gross profit              $   996    $1,201     $  459    $  1,051   $ 3,707

   Income (loss) before
   income taxes, and
   minority interest         $(741)     $(691)    $(1,228)   $   (552) $(3,212)

   Net income (loss)         $(741)     $(693)    $(1,229)   $   (552) $(3,215)

   Basic and diluted
   income (loss) per share  $(0.01)    $(0.01)     $(0.01)      $(0.01) $(0.04)

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

12. Quarterly information (Unaudited) (continued)


                             First     Second       Third     Fourth
                            Quarter    Quarter     Quarter    Quarter    Total
                            -------    -------     -------    -------   -------

2000 Unaudited
   Net Sales                $ 1,377      $1,250     $2,346     $2,339   $ 7,312
   Gross profit             $   648      $  442     $1,649     $1,677   $ 4,416
   Income (loss) before
   income taxes, and
   minority interest        $  (889)    $(1,127)    $  107     $  112   $(1,797)

   Net income (loss)        $  (888)    $(1,127)    $  106     $  110   $(1,799)

   Basic and diluted
   income (loss) per share  $ (0.01)  $   (0.01) $   (0.00) $   (0.00)  $ (0.02)


13. Subsequent events

     Registration Statement. The Company's Registration Statement on Form S1 filed with the Securities and Exchange Commission in connection with the $15 million equity line of credit agreement, subject to the number of shares available and the market price of the such stock, with Cornell Capital Partners, LP was declared effective on February 13, 2003. The Company has approximately 24 million shares available for sale under this line of credit agreement.

     Listing of the Company's Common Stock. As of March 14, 2003, the Company's common stock has been listed on the NASDAQ Over the Counter Bulletin Board ("OTC") under the trading symbol CICI. Prior to that it was listed on the Nasdaq SmallCap Market under the same symbol. The Company's stock was removed from the Nasdaq SmallCap Market due to noncompliance with the NASDAQ continued listing requirements of a minimum bid price of $1.00 and total stockholder's equity requirements of $5 million.

     Equity line of Credit. On February 20, 2003, the Company borrowed $1 million dollars less a 6.5% financing fee from Cornell Capital Partners, LP. The loan will be paid back over a ten-week period through draws on the equity line of credit on a prorata basis.

                                   SCHEDULE II

                     Communication Intelligence Corporation
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

Years Ended December 31, 2000, 2001, 2002

                                     Balance     Charged to             Balance
                                  At Beginning   Costs and              At End
                                  Of Period     Expense    Deductions  Of Period
                                  ------------  ---------- ----------  ---------

Year ended December 31, 2000:
Accounts receivable reserves......      $13       $108       $  (3)       $118




Year ended December 31, 2001:
Accounts receivable reserves......     $118       $160       $   -        $278




Year ended December 31, 2002:
Accounts receivable reserves.......    $278       $129       $(164)       $243