Form 10-Q
period 2003-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2003-05-13
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2003


                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------             OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       94-2790442
 ---------------------------------             --------------------------------
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

        Number of shares outstanding of the issuer's Common Stock, as of May 13, 2003: 96,788,023.

                                      INDEX



PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements                                        Page No.
            --------------------                                        --------

   Condensed Consolidated Balance Sheets at March 31, 2003
      (unaudited) and December 31, 2002......................................3

   Condensed Consolidated Statements of Operations
      for the Three-MonthPeriod Ended March 31, 2003
      and 2002 (unaudited)...................................................4

   Condensed Consolidated Statements of Changes in
      Stockholders' Equity for the Three-Month
      Period Ended March 31, 2003 (unaudited)................................5

   Condensed Consolidated Statements of Cash Flows for the
     Three-Month Period Ended March 31, 2003 and 2002 (unaudited)............6

   Notes to Unaudited Condensed Consolidated Financial Statements............7


   Item 2.  Management's Discussion and Analysis of Financial Condition and
            ----------------------------------------------------------------
      Results of Operations.................................................11
     ---------------------

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......18
            ----------------------------------------------------------

   Item 4.  Controls and procedures.........................................18
            -----------------------

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................18
            -----------------

   Item 2.  Change in Securities............................................19
            --------------------

   Item 3.  Defaults Upon Senior Securities.................................19
            -------------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders.............19
            ---------------------------------------------------

   Item 5.  Other Information...............................................19
            -----------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------


           (a)Exhibits......................................................19

           (b) Reports on Form 8-K..........................................19

           Signatures.......................................................20

          Certifications....................................................21

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  March 31,         December 31,
                                                    2003                2002
                                                  ---------         -----------
                                                  Unaudited
Assets
Current assets:
Cash and cash equivalents.........................$   936            $   711
     Accounts receivable, net.....................    891                477
     Inventories..................................     94                113
     Prepaid expenses and other current assets....    197                244
                                                  ---------         ----------
         Total current assets.....................  2,118              1,545

Property and equipment, net.......................    132                159
Capitalized software costs........................      9                 12
Patents and trademarks............................  5,326              5,421
Other assets......................................     30                 31
                                                  ---------         ----------

         Total assets.............................$ 7,615            $ 7,168
                                                  =========         ==========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt............................. $   600            $     -
     Accounts payable............................     345                160
Accrued compensation.............................     223                250
     Other accrued liabilities...................     474                489
     Deferred revenue............................      67                165
     Capital Lease Obligations...................      35                 38
                                                  ---------         -----------
         Total current liabilities...............   1,744              1,102

Notes payable - Related party....................   3,000              3,000

Minority interest................................     132                132

Commitments

Stockholders' equity:
     Common stock................................     935                915
     Additional paid-in capital..................  82,118             82,025
     Accumulated deficit......................... (80,129)           (79,819)
     Cumulative translation adjustment...........    (185)              (187)
                                                 ----------         -----------
         Total stockholders' equity..............   2,739              2,934
                                                 ----------         -----------

    Total liabilities and stockholders' equity... $ 7,615            $ 7,168
                                                 ==========        ============

   The accompanying notes form an integral part of these Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                 -----------       ------------
                                                    2003                2002
                                                 -----------       ------------

Revenues:
     Online.....................................  $     114          $     124
     Corporate..................................        667                698
     China......................................        327                335
                                                 -----------        -----------

         Total revenues.........................      1,108              1,157

Operating costs and expenses:
     Cost of sales:
         Online.................................          1                163
         Corporate .............................         12                 57
         China..................................        220                221
     Research and development...................        340                412
     Sales and marketing........................        283                387
     General and administrative.................        512                540
                                                 -----------        -----------

         Total operating costs and expenses.....      1,368              1,780
                                                 -----------        -----------

Loss from operations............................       (260)              (623)

Interest and other income (expense), net........         (1)               (13)

Interest expense................................        (49)               (52)

                                                ------------       ------------

         Net loss .............................. $     (310)         $    (688)
                                                ============       ============

Basic and diluted loss per share................ $    (0.01)         $   (0.01)
                                                ============       ============

Weighted average common shares outstanding......     91,907             90,946
                                                ============       ============

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)

                                                             Accumulated
                                        Additional              Other
                      Shares    Common   Paid-In    Accum.  Comprehensive
                   Outstanding  Stock    Capital    Deficit     Loss       Total

Balances as
of December
  31, 2002.........  91,481   $  915   $ 82,025  $(79,819)   $  (187)   $ 2,934
                    ------------------------------------------------------------

Sale of shares
of Common
Stock net of
issuance
costs..............   2,041      20          93                             113

Foreign currency
translation
adjustment...                                                      2          2

Net loss...........                                   (310)                (310)
                   -------------------------------------------------------------

Balances as of
 March 31,2003..... 93,522   $  935    $ 82,118   $(80,129)   $ (185)   $ 2,739
                   =============================================================

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                           Three Months Ended
                                                                March 31,
                                                       -----------    ----------
                                                           2003          2002
                                                       -----------    ----------

Cash flows from operating activities:
  Net loss............................................ $    (310)     $   (688)
  Adjustments to reconcile net loss to net cash
  (used) in operating activities:
     Depreciation.....................................        30            19
     Patent amortization..............................        95            98
     Disposal of fixed assets.........................         -             5
     Changes in operating assets and liabilities:
       Accounts receivable, net.......................      (414)          (74)
         Inventories..................................        19           (40)
         Prepaid expenses and other current assets....        47           (67)
         Other assets.................................         1           137
         Accounts payable.............................       185           135
         Accrued compensation.........................       (27)           30
         Other accrued liabilities....................       (13)          (17)
         Deferred revenue.............................       (98)           43
                                                      ------------    ----------

         Net cash (used in) operating  activities.....      (485)         (419)
                                                      ------------    ----------

Cash flows from investing activity:
     Acquisition of property and equipment............         -           (11)
                                                      ------------    ----------

         Net cash used in investing activity..........         -           (11)
                                                      ------------    ----------

Cash flows from financing activities:
     Payments on long-term debt.......................         -          (121)
     Proceeds from acquisition of short term debt.....       600             -
     Proceeds from the issuance of common stock.......       400             -
     Offering costs...................................      (287)            -
     Proceeds from exercise of stock options
     and warrants.....................................         -           110
     Principal payments on capital lease obligations..        (3)           (2)
                                                      ------------    ----------

         Net cash provided by financing activities....       710           (13)
                                                      ------------    ----------

Effect of exchange rate changes on cash...............         -             -
                                                      ------------    ----------

Net increase (decrease) in cash and cash equivalents..       225          (443)
Cash and cash equivalents at beginning of period......       711         2,588
                                                      ------------    ----------

Cash and cash equivalents at end of period............$      936      $  2,145
                                                      ============    ==========

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q


1.     Interim financial statements

The financial information contained herein should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company develops and markets software that can verify handwritten signatures and electronic signature and handwritten data entry software solutions aimed at emerging, large potential markets such as e-commerce, workflow automation, corporate security, mobile voice/Internet devices including smartphones/communicators, PDAs, webpads and the Palm OS aftermarket.

The Company's core software technologies include multilingual handwriting recognition systems (Jot(R)) and the Handwriter(R) Recognition System, referred to as HRS(TM), electronic signature, biometric signature verification, cryptography, electronic ink recording tools (InkTools(R)), Sign-it(R), iSign(TM) and Sign-On(TM), and operating systems extensions that enable pen input (PenX(TM)).

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At March 31, 2003, the Company's accumulated deficit was approximately $80 million. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective February 2003, pursuant to the line of credit agreement with Cornell Capital Partners, LP ("Cornell"), (see Note 4). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Cash and cash equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                           March 31,              December 31,
                                             2003                    2002
                                    --------------------- -- -------------------

        Cash in bank                 $        340             $        260
        Money market                          596                      451
                                    ---------------------    -------------------
                                     $        936             $        711
                                    =====================    ===================

3. Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At March 31, 2003, inventories consisted primarily of finished goods.

4. Short-term debt

In February 2003, Cornell advanced the Company $1 million (the "Advance"), net, of a 6.5% financing fee against the Equity Line of Credit Agreement existing between Cornell and the Company. The advance is due in full within 72 days. If the Advance is not paid in full when due, the outstanding principal owed shall be due and payable in full together with interest at a rate of 6% per annum or the highest permitted by applicable law. The Advance required the Company to place in escrow 1,000 shares of its common stock. As of March 31, 2003, the Company repaid $400,000 of the Advance by issuing 2,041,052 shares of its common stock pursuant to the terms of the Equity Line of Credit Agreement (See Note 9).

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

5. Related Party Transactions (continued)

The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6.75% per annum at March 31, 2003, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective. As of March 31, 2003, no demand had been made upon the Company to filed this registration statement.

Interest paid during the three months ended March 31, 2003 and 2002 was $50 and $56, respectively.

6. Net loss per share

The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three month period ended March 31, 2003 and 2002, potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 6,358, and 7,518, respectively.

7. Comprehensive income

   Total comprehensive (loss) was as follows:

                                               Three month Ended March 31,
                                       ------------------ ------ ---------------
                                               2003                     2002
                                        -----------------        ---------------

    Net loss                             $     (310)              $     (688)
    Other comprehensive income:
    Cumulative translation adjustment             2                        3
                                        -----------------        ---------------

         Total comprehensive loss        $     (308)              $     (685)
                                        =================        ===============

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

       The table below presents information about reporting segments for the periods indicated:

                                  Three months ended March 31,
                            2003                              2002
                -------------------------------  -------------------------------
                Handwriting   Systems            Handwriting  Systems
                Recognition Integration  Total   Recognition Integration  Total
                ----------- ----------- -------  ----------- ----------- -------

Revenues            $  829   $   279    $ 1,108    $    859   $   298   $ 1,157
Loss from
Operations          $ (221)  $   (39)   $  (260)   $   (586)  $   (37)  $  (623)
Significant change
in Total long
lived assets from
Year End            $    -   $     -    $     -    $      -   $   (35)  $     -


For the three months ended March 31, 2003 and 2002 one customer accounted for 40% and 33% of total handwriting recognition segment revenue, respectively. For the three months ended March 31, 2003 and 2002 one customer accounted for 23% and 50% of system integration revenues, respectively.

9. Subsequent Events

In April of 2003, the Company repaid the $600,000  remaining on the Advance (see
Note 4) by issuing 3,266,194 shares of its common stock to Cornell. Also, in April, Cornell advanced the Company an additional $1 million, net of a 6.5% financing fee, against the Equity Line of Credit Agreement. The second advance is due in full within 105 days. If the second Advance is not paid in full when due, the outstanding principal owed shall be due and payable in full together with interest at a rate of 6% per annum or the highest permitted by applicable law. The Second Advance required the Company to place in escrow 3,000 shares of its common stock. This second advance is scheduled to be repaid, pro rata over a ten-week period commencing the second week of May 2003, via the issuance of the Company's common stock to Cornell pursuant to the terms of the Equity Line of Credit Agreement.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set fourth in the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2002.

Overview

     History. The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2002, operating losses aggregated approximately $13.9 million and at December 31, 2002, the Company's accumulated deficit was approximately $80 million. At March 31, 2003, the Company's accumulative deficit was approximately $80 million.

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

     Revenue from software license agreements is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and is recognized as costs are incurred or over the support period. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

     Revenue from system integration activities is recognized upon installation provided that persuasive evidence of an arrangement exists, no significant obligations remain and the collection of the resulting receivable is probable.

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

     We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. As of March 31, 2003 and 2002, such costs were insignificant.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three months ended March 31, 2003 and 2002, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2002 of $28 million based upon the Company's history of losses.

Segments

     We report in two segments: handwriting recognition and systems integration. For purposes of Management Discussion and Analysis, handwriting recognition includes online/retail revenues and corporate sales, including enterprise and original equipment manufacturers ("OEM") revenues. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through our web site and a direct sales force to individual or enterprise end users. We also license a version of our handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment. System integration represents the sale and installation of third party computer equipment and systems that utilize our products. System integration sales are derived through a direct sales force which then develops a system to utilize our software based on the customers requirements. Systems integration sales are accomplished solely through our Joint Venture.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Results of Operations

     The following table provides unaudited financial information for each of our two segments.


                                               Three Months Ended
                                                     March 31,

                                          2003                       2002
                                  -------------------         ------------------
                                  -------------------         ------------------
Segment revenues:
  Handwriting recognition
    Online                                $     114                  $     124
    Corporate                                   667                        698
    China                                        48                         37
                                   ------------------         ------------------
Total Handwriting recognition             $     829                  $     859

Systems integration
    China                                       279                  $     298
                                   ------------------        -------------------
Total revenues                            $   1,108                  $   1,157
                                   ------------------        -------------------
Cost of Sales
    Handwriting recognition               $      16                  $     226
    Systems integration                         217                        215
                                   ------------------        -------------------
 Total cost of sales                      $     233                  $     441
                                   -------------------       -------------------

Operating cost and expenses
   Research and development               $     340                  $     412
   Sales and Marketing                          283                        387
   General and administrative                   512                        540
                                   ------------------         ------------------
 Total operating costs and expenses       $   1,135                  $   1,339
                                   ------------------         ------------------

Interest and other income
 (expense) net                            $     (50)                 $     (65)
                                    -----------------         ------------------

Net loss                                  $    (310)                 $    (688)
                                    =================         ==================

Amortization of intangible assets
   Cost of sales                          $       3                  $       3
   General and administrative                    95                         98
                                    -----------------         ------------------

Total amortization of
 intangible assets                        $      98                  $     101
                                    =================         ==================

Revenues

Handwriting recognition.

     Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues declined 3% or $30 to $829 for the three months ended March 31, 2003 as compared to $859 in the comparable prior year period.

     Online/retail revenues declined 8% or $10 for the three months ended March 31, 2003 compared to the prior year period. The decrease is due to the curtailment of the direct mail campaign at the end of the second quarter 2002, due to the reduced availability of new names and poor sales close rate. The reduction to online/retail revenues due to the curtailment of the direct mail campaign was offset by the positive effect of the November 2002 PalmSource decision to replace Graffiti(R) with CIC's Jot as the standard and only handwriting software on all new Palm PoweredTM devices. The Company believes that the November 2002 PalmSource decision and subsequent January 2003 announcement has had a positive effect on its online/retail product sales resulting in a 73% increase in online/retail sales compared to the fourth quarter 2002. The Company cannot predict the duration of the favorable benefit provided by the PalmSource announcement and has no plans to reinstate its direct mail campaigns in the near future. In March 2003 the Company launched a multi-channel marketing campaign based on its JotComplete(TM), advanced text input software solution. Co-Partners include leading hardware manufacturers, the primary online Palm(TM) software supplier and a leading retail software publisher. It is too early to project the revenues associated with the new multi-channel marketing campaign.

     Corporate revenues decreased 4%, or $31, over the three months ended March 31, 2003 compared to the prior year period. OEM revenues included in corporate sales decreased 58% or $62 over the three months ended March 31, 2003 compared to the prior year period. This decrease was primarily due to a decrease in the amount of development contract revenue recognized for porting the Company's software to third party operating systems as compared to the prior year. The

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Company believes Palm Source's replacement of Graffiti(R) with the Company's Jot product as the standard and only handwriting software on all new Palm PoweredTM devices will increase OEM revenues in 2003. However, the poor economy and Palm's prediction of declines in projected shipments of its products may limit or delay the Company's anticipated increases in OEM revenues to later in 2003. Enterprise sales included in corporate sales increased 6%, or $33, during the three months ended March 31, 2003 compared to the prior year period. The Company believes the $575 increase in enterprise revenue from the fourth quarter of 2002 is an encouraging indicator of possible trends in IT spending. The Company believes that IT spending and economic health will be the limiting factors related to near term deployment revenue potential.

     Software sales in China increased 30%, or $11, over the three months ended March 31, 2003 compared to the prior year period. The minor increase reflects primarily the need to expand sales coverage from a traditional focus on the local Nanjing and Jiangsu Province markets to other provinces in China. The Company hired a new general manager to implement the expansion of its sales efforts into other provinces.

Systems Integration.

     System integration segment revenue declined 6%, or $19, for the three months ended March 31, 2003 compared to the prior year period. The decrease primarily reflects the need for the Joint Venture to expand sales coverage from a traditional focus on the local Nanjing and Jiangsu Province markets to other provinces with in China. The Company hired a new general manager to implement the expansion of its sales efforts into other provinces.

Cost of Sales

Handwriting recognition segment.

     Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are made up of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 94% or $212 during the three months ended March 31, 2003 compared to the prior year period.

     Online/retail cost of sales decreases 99% or $162 during the three month period ended March 31, 2003 compared to the prior year period. The decrease was due to the elimination of the direct mail campaign and related costs as a result of reductions in the number of names available and a poor sales close rate. The Company does not anticipate a material increase is costs associated with the multi-channel JotComplete(TM) campaign discussed above.

     Enterprise and OEM cost of sales decreased 80%, or $45, during the three months ended March 31, 2003 compared to the prior year period. The decrease was due to the lower volume of third party hardware sales and engineering development costs over the comparable three month period of the prior year.

     China handwriting recognition segment cost of sales decreased 83%, or $5, during the three month period ended March 31, 2003 compared to the prior year period. The increase is due primarily to lower third party hardware costs associated with the sale of the software compared to the prior year period.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Systems Integration.

     China Systems integration segment cost of sales increased 1%, or $2, over the three month period ended March 31, 2003 as compared to the prior year. The increase in costs was due primarily to the reduction in price on certain orders received in the current three months ended March 31, 2003 compared to the prior year period. See revenue discussion above.

Operating expenses

     Research and development expenses. Research and development expenses decreased 17%, or $72, to $340 for the three months ended March 31, 2003 as compared to $412 in the prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. These expenses are offset by the capitalization of software development costs and direct costs associated with nonrecurring engineering contracts charged to cost of sales. Salaries and related expenses decreased 11%, or $27, compared to the three months ended March 31, 2002 due primarily to the reduction in head count of three engineers. Professional services declined 100%, or $30, due to the elimination of outside engineering support compared to the three month period in the prior year. Other engineering administrative costs including allocated facilities expenses declined 1%, or $15, during the three months ended March 31, 2003 compared to the prior year period. The Company believes that the reductions in engineering head count and expenses will not have an adverse effect on its ability to cope with the current requirements. The Company maintains its relationship with an outside engineering group familiar with its products and, if required, can engage them on an as needed basis to fill future engineering requirements. In addition the Company draws on the engineering capabilities of the Joint Venture as required.

     Sales and marketing expenses. Sales and marketing expenses declined 27%, or $104, to $283 for the three months ended March 31, 2003 compared to $387 for the comparable three month period in 2002. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses declined 18%, or $27, for the three months ended March 31, 2003 compared to the prior year period. The decline is salaries and related expense is due to the reduction of one sales person compared to the three months in the prior year period. The Company is currently working on a channel strategy that will increase the amount of market coverage by utilizing the sales force of the channel partners. CIC has signed several new agreements since December 31, 2002 that the Company believes will begin to produce revenues in the near term. Professional services declined 100%, or $51, during the current three month period compared to the prior year period. The decline is primarily due to $37 in outside commission expense and $14 in salaries expense paid to an outside sales consultant during the three months ended March 31, of the prior year. Advertising expense decreased 100%, or $10, compared to the prior year. This decrease is due to the discontinuance of in the box advertising in the first three months of 2003 compared to the prior year period.

     General and Administrative Expenses. General and administrative expenses decreased 5%, or $28, to $512 for the three months ended March 31, 2003, compared to $540 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 6%, or $10, for the three months ended March 31, 2003 compared to the three month period last year, due to salary increases. Professional service expenses which include consulting, legal and outside accounting fees decreased 19%, or $23, compared to the three month period in the prior year. The decrease was primarily due to lower consulting service fees resulting from the resignation of the former Chairman of the Board and the elimination of $19 in related salary and office fees and $4 in other professional fees for the three months ended March 31, 2003 compared to last year. The Company reduced its provision for uncollectable accounts by 67%, or $6, for the three months ended

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

March 31, 2003 due to collection of certain accounts fully reserve for in prior periods. The Company believes its uncollectible accounts provision is adequate at the present time. Other administrative expenses declined 4%, or $9, over the three month period ended March 31, 2003 compared to the prior year period. The decrease was primarily due to a reduction in travel related expenses of $4 and allocated facilities expense of $3.

Interest and other income (expense), net

     Interest and other income (expense), net decreased 92%, or $12, compared to the three months ended March 21 2002. The decrease in expense was due to a refund in value added tax from 2002 received by the Joint Venture.

Interest expense

     Interest expense decreased 6% or $3 over the three months ended March 31, 2003 compared to the three months in the prior year. The decrease was primarily due to the decrease in the interest rate paid on the Company's $3,000 debt over the comparable three month period.

Liquidity and Capital Resources

     At March 31, 2003, cash and cash equivalents totaled $936 compared to cash and cash equivalents of $711 at December 31, 2002. The increase in cash was primarily due to financing activities through Cornell Capital Partners, LP. The Company incurred $600 in short term debt and received $113 from the sale of stock, net of issuance costs associated with the preparation and filing of the S-1 in February 2003. The $600 short term note was repaid in April 2003 through the sale of additional shares of the Company's common stock. This increase was offset by $485 used in operating activities, and by payments of capital lease obligations of $3. Total current assets were $2,118 at March 31, 2003, compared to $1,545 at December 31, 2002. As of March 31, 2003, the Company's principal sources of funds included its cash and cash equivalents aggregating $936 and the Equity Line of Credit through Cornell Capital Partners LP.

     Accounts receivable increased $414 for the three months ended March 31, 2003 compared to December 31, 2002, due primarily to the increase in sales during the period. The Company believes the financial results for the first quarter together with our current sales activity appear to confirm recent surveys, including studies from UAB Warburg and Celent Communications, indicating IT spending will increase this year despite the current geopolitical and economic uncertainties.

     Prepaid  expenses  declined  $47 for the three months ended March 31, 2003, compared  to  December  31,  2002,  due  to  expensing  through  operations  the appropriate quarterly amounts. Generally annual insurance premiums and maintenance fees are prepaid in December and June of each year.

     Accounts payable increased $185 for the three months ended March 31, 2003, compared to December 31, 2002, due to the fees associated with both the annual audit and the preparation and filing of the Registration Statement on Form S-1. Accrued compensation decreased $27 due to the elimination of four positions and related personal late in March 2003. The Company believes that the elimination of the positions will not have an negative impact on its ability to conduct business on a going forward basis.

     The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At March 31, 2003, the Company's accumulated deficit was approximately $80 million. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

     The Company intends to use the net proceeds from the issuance of the shares of its common stock under the Equity Line of Credit to repay short term debt and for working capital. In addition, fifty percent of any such funds in excess of $5 million must be applied to the outstanding principal of the Company's long-term debt. CIC believes the proceeds from the Equity Line of Credit, when combined with cash provided from operations, will be sufficient to meet its capital requirements for the foreseeable future. If the Company is unable to secure at least $5 million in funds under the Equity Line of Credit or is unable to increase substantially funds generated from operations, the Company may not be able to continue its operations in their current form and may not be a viable company on a going forward basis without significant changes in its operations. The Company believes it will be able to raise the necessary funds under the Equity Line of Credit and from operations. The Company has not formulated specific plans to change its operations. Possible changes could include reduced personnel expenses to better match its revenue stream.

     Current liabilities, which include deferred revenue, were $1,744 at March 31, 2003 compared to $1,102 at December 31, 2002. Deferred revenue, totaling $67 at March 31, 2003, compared to $165 at December 31, 2002, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

We have the following material commitments as of March 31, 2003:


                                              Payments Due by Period
                                                     One to  Four to      After
                                         Less than    three   five        five
Contractual Obligations          Total    one year    years   years       years
                               --------- ----------  ------  --------   --------

Short-term debt                 $   600    $   600    $   -    $   -     $    -
Long-term debt (1)                3,000          -    3,000        -          -
Capital lease obligations            35          6       23        6          -
Operating lease commitments (2)   1,579        407    1,172        -          -
                               ---------  ---------  -------  -------    -------

Total contractual cash
obligations                     $ 5,214    $ 1,013   $4,195    $   6     $    -
                               ========== =========  =======  =======    =======

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company has not entered into any short-term security investments during the three months ended March 31, 2003.

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

Part II-Other Information

Item 1. Legal Proceedings

     The Company was named as a defendant in a suit brought in U.S. District Court for the Southern District of New York, filed on August 5, 2002, case number 02-CV-6197. The plaintiffs, Richard M. Ross and Jane Spaulder Ross, brought claims for breach of contract, conversion, negligence and statutory violations, alleging that the Company provided incorrect or false information to plaintiffs' stockbroker, thereby delaying the sale of their shares in the

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Company and causing a loss in excess of $500,000. While the litigation is in an early stage, based on the available information, we do not believe that the action will ultimately have a material financial impact on the Company. We believe that the claims are without merit and we intend to vigorously defend against them.

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

        None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

        Current Report on Form 8-K dated February 13, 2003, with respect to:

1. the effective date of the Company's Registration Statement on Form S-1.

2. the Company's audited financial results for the year ended December 31, 2003.

3. the Company's options regarding continued listing of its common stock on the NASDAQ Small Cap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         COMMUNICATION INTELLIGENCE CORPORATION
                                        ----------------------------------------
                                                     Registrant



       May 13, 2003                          /s/ Francis V. Dane
-----------------------------     --------------------------------------
          Date                                  Francis V. Dane
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Communication Intelligence Corporation (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis V. Dane, Principal Financial Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/Francis V. Dane
          Principal Financial Officer

In connection with the quarterly report of Communication Intelligence Corporation (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Guido DiGregorio, Chairman and Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes Oxley Act of 2002, that to the best of my knowledge:

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


Date:  May 13, 2003

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


Date:  May 13, 2003

                            By: /s/ Guido DiGregorio
                            Chairman, Chief Executive Officer