Form 10-Q
period 2003-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2003-08-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------              OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2003


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------            OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                    94-2790442
      ----------------------                       --------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)


          275 Shoreline Drive, Suite 500,Redwood Shores, CA 94065-1413
          ------------------------------------------------------------
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

              Number of shares outstanding of the issuer's Common
                  Stock, as of August 14, 2003: 100,101,428.

                                      INDEX



PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements                                      Page No.
                  --------------------                                  --------

     Condensed Consolidated Balance Sheets at June 30, 2003
     (unaudited) and December 31, 2002.......................................3

     Condensed Consolidated Statements of Operations for the
     Three and Six-Month Periods Ended June 30, 2003
     and 2002 (unaudited)....................................................4

     Condensed Consolidated Statements of Changes in
     Stockholders' Equity for the Three and Six-Month Periods
     Ended June 30, 2003 and 2002 (unaudited)................................5

     Condensed Consolidated Statements of Cash Flows
     for the Three and Six-Month Periods Ended June 30, 2003
     and 2002 (unaudited)....................................................6

     Notes to Unaudited Condensed Consolidated Financial Statements..........7


     Item 2.  Management's Discussion and Analysis of Financial
             --------------------------------------------------
              Condition and Results of Operations...........................12
             ------------------------------------

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....19
              ----------------------------------------------------------

     Item 4.  Controls and Procedures.......................................19
                  -----------------------

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................20
              -----------------

     Item 2.  Change in Securities..........................................20
              --------------------

     Item 3.  Defaults Upon Senior Securities...............................20
              -------------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders...........20
              ---------------------------------------------------

     Item 5.  Other Information................................... .........21
              -----------------

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

              (a)      Exhibits.............................................21

              (b)      Reports on Form 8-K..................................21

     Signatures.............................................................22

                    Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                   June 30,         December 31,
                                                     2003              2002
                                                  -----------       -----------
                                                   Unaudited
Assets
Current assets:
Cash and cash equivalents.......................  $   1,424         $     711
     Accounts receivable, net...................        551               477
     Inventories................................         81               113
     Prepaid expenses and other current assets..        167               244
                                                  -----------       -----------
         Total current assets...................      2,223             1,545

Property and equipment, net.....................        151               159
Capitalized software costs......................          5                12
Patents and trademarks..........................      5,231             5,421
Other assets....................................         31                31
                                                  -----------       -----------

     Total assets...............................  $   7,641         $    7,168
                                                  ===========       ===========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt - Related party............  $   3,000         $        -
     Accounts payable...........................        187                160
Accrued compensation............................        231                250
     Other accrued liabilities..................        454                489
     Deferred revenue...........................         79                165
     Capital Lease Obligations..................         34                 38
                                                  -----------       -----------
         Total current liabilities..............      3,985              1,102

Notes payable - Related party...................          -              3,000

Minority interest...............................        128                132

Commitments

Stockholders' equity:
     Common stock...............................       1,001               915
     Additional paid-in capital.................      83,529            82,025
     Accumulated deficit........................     (80,819)          (79,819)
     Cumulative translation adjustment..........        (183)             (187)
                                                   -----------      -----------
         Total stockholders' equity.............       3,528             2,934
                                                   -----------      -----------

     Total liabilities and stockholders' equity.   $   7,641        $    7,168
                                                   ===========      ===========

   The accompanying notes form an integral part of these Financial Statements.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                         ------------------  -------------------
                                             2003      2002      2003      2002
                                         --------  --------  --------  ---------
Revenues:
     Online.............................  $  92    $   80    $  206     $   204
     Corporate..........................    288       708       955       1,406
     China    ..........................    192       323       519         658
                                         --------  --------  --------   --------

         Total revenues.................    572     1,111     1,680       2,268

Operating costs and expenses:
     Cost of sales:
        Online..........................      -        22         1         185
        Corporate.......................     11        76        23         133
        China ..........................    111       205       331         426
     Research and development...........    303       366       643         778
     Sales and marketing  ..............    180       427       463         814
     General and administrative  .......    619       639     1,131       1,179
                                         --------  --------  --------   --------

    Total operating costs and expenses    1,224     1,735     2,592       3,515
                                         --------- --------  --------   --------

Loss from operations  ..................   (652)     (624)     (912)     (1,247)

Interest and other income
  (expense), net  ......................      6         4         5          (9)

Interest expense  ......................    (48)      (50)      (97)       (102)

Minority interest  .....................      4        (1)        4          (1)
                                         --------  ---------  --------   -------

         Net loss  .....................   (690)     (671)   (1,000)     (1,359)
                                         ========  ========= =========   =======

Basic and diluted loss per common share  $(0.01)   $(0.01)   $(0.01)     $(0.01)
                                         ========  ========= =========   =======
Weighted average common
     shares outstanding  ..............  97,514     91,278   94,726      91,113
                                         ========  ========= =========   =======

   The accompanying notes form an integral part of these Financial Statements.

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)


                                                                Accumulated
                                          Additional               Other
                         Shares    Common  Paid-In     Accum. Comprehensive
                       Outstanding  Stock  Capital    Deficit      Loss    Total
                       ----------- ------ ----------  ------- ------------- ----
Balances as of December
  31, 2002.............  91,481   $ 915   $ 82,025   $(79,819)  $ (187)  $2,934
                        -------------------------------------------------------

Sale of shares of Common
  Stock net of issuance
  costs................   2,041      20         93                          113

Foreign currency
  translation adjustment.                                             2       2

Net loss...............                                  (310)             (310)
                        --------------------------------------------------------
Balances as of March 31,
  2003.................  93,522    $935    $ 82,118  $(80,129)   $ (185) $2,739
                        --------------------------------------------------------

Sale of shares of Common
  Stock net of issuance
  costs................   6,580      66       1,411                       1,477

Foreign currency
  translation adjustment.                                              2      2

Net loss...............                                   (690)            (690)
                       ---------------------------------------------------------

Balances as of June 30,
  2003................. 100,102   $1,001   $ 83,529   $(80,819)   $(183) $3,528
                       =========================================================


  The accompanying notes form an integral part of these Financial Statements.

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           2003          2002
                                                       -----------    ----------

Cash flows from operating activities:
 Net loss.............................................. $ (1,000)     $ (1,359)
 Adjustments to reconcile net loss to net cash
 (used) in operating activities:
     Depreciation......................................       47            50
     Patent amortization...............................      190           189
     Disposal of fixed assets..........................        8             5
     Changes in operating assets and liabilities:
        Accounts receivable, net.......................      (74)         (116)
        Inventories....................................       32           (23)
        Prepaid expenses and other current assets......       77             4
        Other assets...................................        -            79
        Accounts payable...............................       27            79
        Accrued compensation...........................      (19)           81
        Other accrued liabilities......................      (39)            9
        Deferred revenue...............................      (86)           24
                                                       -----------     ---------

     Net cash (used in) operating  activities..........     (837)         (978)
                                                       -----------     ---------

Cash flows from investing activity:
 Acquisition of property and equipment.................      (36)          (12)
                                                       -----------     ---------

     Net cash used in investing activity...............      (36)          (12)
                                                       -----------     ---------

Cash flows from financing activities:
 Payments on short-term debt...........................        -          (181)
 Proceeds from the exercise of stock options and
 warrants..............................................        -           426
 Proceeds from the issuance of common stock............     2,000            -
 Offering costs........................................      (410)           -
 Principal payments on capital lease obligations.......        (4)          (3)
                                                       ------------     --------

     Net cash provided by financing activities.........     1,586          242
                                                       ------------     --------

Effect of exchange rate changes on cash................         -            -
                                                       ------------     --------

Net increase (decrease) in cash and cash equivalents...       713         (748)
Cash and cash equivalents at beginning of period.......       711        2,588
                                                       ------------     --------

Cash and cash equivalents at end of period.............$    1,424       $1,840
                                                       ============    =========

  The accompanying notes form an integral part of these Financial Statements.

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

The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year.

The Company develops and markets software that can verify handwritten signatures and electronic signature and handwritten data entry software solutions aimed at emerging, large potential markets such as e-commerce, workflow automation, corporate security, smart handheld devices such as handheld computers & smartphones and the Palm OS aftermarket.

The Company's core software technologies include multilingual handwriting recognition systems (Jot(R)) and the Handwriter(R) Recognition System, referred to as HRS(TM), electronic signature, biometric signature verification, cryptography, electronic ink recording tools (InkTools(R)), Sign-it(R), iSign(TM) and Sign-On(TM), and operating systems extensions that enable pen input (PenX(TM)).

Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input, (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on smart handheld devices such as handheld computers and smartphones.

The Company offers a wide range of multi-platform software products that enable or enhance pen-based computing. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". Natural input technologies are designed to allow users to interact with a desktop computer or handheld computer by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, predictive text entry, and electronic ink capture technologies. Many small handheld devices such as PDA's (portable digital assistants), converged devices (combine voice, PDA functionality and internet access in a single device) and digitizer tablets do not have a keyboard. For such devices, handwriting recognition and software keyboards offer viable solutions for performing text entry and editing. CIC's predictive text entry technology simplifies data entry even further by reducing the number of actual letters required to be entered. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions and provide more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental in its development of software for signature verification, data security, and data compression.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At June 30, 2003, the Company's accumulated deficit was approximately $81 million. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective February 2003, pursuant to the line of credit agreement with Cornell Capital Partners, LP ("Cornell"). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                             June 30,              December 31,
                                               2003                    2002
                                    --------------------- -- -------------------

        Cash in bank                  $        191             $        260
        Money market                         1,233                      451
                                    ---------------------    -------------------
                                      $      1,424             $        711
                                    =====================    ===================

3.   Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At June 30, 2003, inventories consisted primarily of finished goods.


4.   Short-term debt - Related Party Transactions

On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1.5 million of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes.

The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6.00% per annum at June 30, 2003, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

4.   Short-term debt Related Party Transactions (continued)

In the event the Company exceeds $5 million in financing from its equity line of credit with Cornell Capital, LP, 50% of the proceeds in excess of $5 million would be required to be used to reduce the amount of the loan.

In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective. As of June 30, 2003, no demand had been made upon the Company to file this registration statement.

Interest paid during the three and six months ended June 30, 2003 was $47, and $95, respectively, and for the three and six months ended June 30, 2002, $51 and $106, respectively.

5.   Net loss per share

The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three and six month periods ended June 30, 2003 and 2002, stock options of 5,674 and 7,056, respectively, were excluded from the calculation of diluted earnings per share as the effect of these options is not dilutive.

6.   Common Stock Options

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Financial Accounting Standards Board Statement No. 148. The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans. No stock based employee compensation expense is reflected in the consolidated statement of operations as all options granted had an exercise price equal to the market value of the Company's common stock on the date of grant. The Company complies with the disclosure provisions of SFAS 123.

Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to stockholders would have been as follows for the six months ended June 30, 2003:
                                                        Six Months Ended
                                                     June 30,       June 30,
                                                       2003           2002
                                                    ----------    ----------

      Net loss available to stockholders:
        As reported..............................  $ (1,000)       $ (1,359)
        Total stock based employee compensation
        expense determined under fair value
        based method net of tax..................      (246)           (569)
                                                  -------------   -------------
        Pro forma................................  $ (1,246)       $ (1,928)
                                                  =============   =============

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

6.   Common Stock Options (continued)

       Basic and diluted net loss per share available to stockholders:

         As reported..............................  $  (0.01)       $  (0.01)
         Pro forma................................  $  (0.01)       $  (0.02)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants during the applicable periods:
o    risk-free interest rate of 2.11% and 3.12% for 2003 and 2002,
o    an expectedlife of 6.4 years for 2003, 6.9 years and for 2002,
o    expected volatility of 100% all periods, and
o    dividend yield of 0% for all periods.

The Company expects to make additional option grants. The Company believes the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

7.   Comprehensive income (loss)

Total comprehensive (loss) was as follows:
                                                   Six month Ended June 30,
                                             ------------- ----- ---------------
                                                  2003                  2002
                                             -------------       ---------------

   Net loss                                  $     (1,000)        $     (1,359)
   Other comprehensive income:
   Cumulative translation adjustment                    4                    2
                                             --------------      ---------------

         Total comprehensive loss            $       (996)        $     (1,357)
                                             ==============      ===============

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

8.   Segment Information (continued)

     The table below presents information about reporting segments for the periods indicated:

                                 Six months ended June 30,
                            2003                           2002
                 ------------------------------- -------------------------------
                 Handwriting   Systems           Handwriting  Systems
                 Recognition Integration  Total  Recognition Integration  Total
                 ----------- ----------- ------- ----------- ----------- -------

Revenues           $  1,284   $  396   $  1,680   $  1,711    $  557   $  2,268

Loss from
Operations         $   (888)  $  (24)  $   (912)  $ (1,201)   $  (46)  $ (1,247)

Significant change
in Total long
lived assets from
Year End           $    (36)  $    -   $    (36)   $     -     $ (35)  $    (35)

For the three months ended June 30, 2003, no one customer accounted for more than 10% of total handwriting recognition segment revenue. For the three months ended June 30 2002, two customers accounted for 14% each of total handwriting recognition segment revenue. For the six months ended June 30, 2003 and 2002, one customer accounted for 36% and 15% of total handwriting recognition segment revenue, respectively.

For the three and months ended June 30, 2003 and 2002, one customer accounted for 55% and 24% of system integration revenues, respectively. For the six months ended June 30, 2003 and 2002, one customer accounted for 27% and 32% of system integration revenues, respectively.

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -----------------------------------

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

Overview

     History. The Company was incorporated in Delaware in October 1986. The Company has incurred losses in each year since its inception. For the five-year period ended December 31, 2002, operating losses aggregated approximately $13.9 million and at December 31, 2002, the Company's accumulated deficit was approximately $80 million. At June 30, 2003, the Company's accumulative deficit was approximately $81 million.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, accounting for product returns, allowance for doubtful accounts, intangible asset impairments, and inventory. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by our management in the preparation of the consolidated financial statements.

     Revenue Recognition. Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 101 ("SAB 101") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. We recognize revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Revenue from service subscriptions is recognized prorata over the service period.

     Software license agreements may contain multiple elements including upgrades and enhancements, products deliverable on a when and if available basis and post contract support. Revenue from software license agreements is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post contract support and is recognized prorata over the support period. Vendor specific objective evidence of the fair value for multiple element software license agreements is determined by the price charged for the same element when sold separately or the price determined by management having the relevant authority when the element is not yet sold separately. The price established by management for the element not yet sold separately will not change prior to separate introduction of that element into the marketplace.

     Revenue from system integration activities is recognized upon installation provided that persuasive evidence of an arrangement exists, no significant obligations remain and the collection of the resulting receivable is probable.

     Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from our historical experience, our estimates of recoverability of amounts due us could be affected and we will adjust the allowance and the related operating expense accordingly.

     Impairment of intangible assets. We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q

Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred. For the three and six months ended June 30, 2003 and 2002, no impairment of intangible assets was determined to have occurred.

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. As of June 30, 2003 and 2002, such costs were insignificant.

     Research and Development. Research and development costs are charged to expense as incurred.

     Foreign Currency Translation. The Company currently owns 90% of CIC China, (the "Joint Venture'), with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. The Joint Venture provides electronic signature based applications and handheld receipt/delivery based systems, and provides systems integration services that affords the Joint Venture the opportunity to include the sale of its core software by integrating electronic signature and Chinese handwriting recognition into its turn-key solutions. We consider the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of
"accumulated other comprehensive loss" in our consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for non-monetary assets and liabilities that are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates.

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three months ended June 30, 2003 and 2002, respectively.

     Net Operating Loss Carryforwards. The Internal Revenue Code of 1986 and similar state provisions may limit utilization of the Company's net operating losses on an annual basis due to ownership change limitations. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2002, of $28 million based upon the Company's history of losses.

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

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q

Results of Operations

     The following table provides unaudited financial information for each of our two segments.


                               Three Months Ended             Six Months Ended
                                    June 30,                      June 30,
                                   2003         2002         2003        2002
                                 -------      -------      -------    --------
Segment revenues:
  Handwriting recognition
    Online                       $    92      $    80      $   206    $    204
    Corporate                        288          708          955       1,406
    China                             75           64          123         101
                                 --------     --------     --------   ---------
Total handwriting recognition    $   455      $   852      $ 1,284    $  1,711

Systems integration                  117      $   259      $   396    $    557
                                 --------     --------     --------   ---------
Total revenues                   $   572      $ 1,111      $ 1,680    $  2,268
                                 --------     --------     --------   ---------

Cost of Sales
    Handwriting recognition      $    23      $   116      $    37    $    342
    Systems integration               99          187          318         402
                                 --------     --------     --------   ---------
Total cost of sales              $   122      $   303      $   355    $    744
                                 --------     --------     --------   ---------

Operating cost and expenses
   Research and development      $   303      $   366      $   643    $    778
   Sales and Marketing               180          427          463         814
   General and administrative        619          639        1,131       1,179
                                 ---------    --------     --------   ---------
Total operating costs
 and expenses                    $ 1,102      $ 1,432      $ 2,237    $  2,771
                                 ---------    --------     --------   ---------
Interest and other
income (expense) net             $   (38)     $   (47)     $   (88)   $   (112)
                                 ---------    --------     --------   ---------

Net loss                         $  (690)     $  (671)     $(1,000)   $ (1,359)
                                 =========    ========     ========   =========

Amortization of intangible assets
   Cost of sales                 $     4      $     4      $     7    $      7
   General and administrative         94           91          189         190
                                 ---------    --------     --------   ---------

Total amortization of
 intangible assets               $    98      $    95      $   196    $    197
                                 =========    ========     ========   =========


Revenues

Handwriting recognition.

     Handwriting recognition segment revenues declined 47% and 25%, or $397 and $427 for the three and six month periods ended June 30, 2003 from $852 and $1,711, respectively, in the comparable prior year periods as described below.

Online/retail sales increased 15%, or $12, for the three months ended June 30, 2003 compared to the prior year period. The increase for the six month period ended June 30, 2003, was not material compared to the corresponding six month period in the prior year. The three month increase in online/retail sales is due primarily to the effect of the November 2002 PalmSource decision to replace Graffiti(R) with CIC's Jot as the standard and only handwriting software on all new Palm PoweredTM devices. The Company believes that the November 2002

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q

PalmSource decision and subsequent January 2003 announcement along with the multi-channel marketing campaign launched in March 2003 has had a positive effect on its online/retail product sales resulting, in a 43% increase in the first half of 2003, compared to sales in the second half of 2002. The full effect, if any, of the retail portion of the marketing campaign is not expected to be realized until the third quarter. The Company cannot predict the duration of any benefit provided by the PalmSource announcement or its multi-channel marketing campaign.

     Corporate revenues decreased 59% and 32%, or $420 and $451, over the three and six month periods ended June 30, 2003 compared to the prior year periods. OEM revenues included in corporate sales decreased 36% and 43%, or $90 and $152, over the three and six month periods ended June 30, 2003 compared to the prior year periods. This decrease was primarily due to two sales made in the second quarter of 2002 to hand held device developers aggregating $220. The Company believes Palm Source's replacement of Graffiti(R) with the Company's Jot product as the standard and only handwriting software on all new Palm PoweredTM devices will increase OEM revenues in 2003. However, the poor economy may limit or delay the Company's anticipated increases in OEM revenues to later in 2003 or beyond. Enterprise sales included in corporate sales decreased 72% and 28%, or $330 and $297, during the three and six month periods ended June 30, 2003 compared to the prior year period. The Company believes the decline in enterprise revenue in the second quarter of 2003 is a result of the continued "wait and see" attitude surrounding IT spending due to the current economy. The Company remains optimistic and believes that IT spending will increase in the second half of 2003. The Company believes that IT spending and economic health will be the limiting factors related to near term revenues.

     Software sales in China increased 17% and 22%, or $11 and $22, over the three and six month periods ended June 30, 2003 compared to the prior year periods. The increase is due to the recent sales efforts focused on establishing China-wide channel partners to accelerate sales growth.

Systems Integration.

     System integration segment revenue declined 55% and 29%, or $142 and $161, for the three and six month periods ended June 30, 2003 compared to the prior year period. The decrease primarily reflects the need for the Joint Venture to expand sales coverage from a traditional focus on the local Nanjing and Jiangsu Province markets to other provinces with in China. The Company believes that the SARS related health crises in China negatively impacted system integration revenues and further hampered the implementation of its plans to expand its system integration sales efforts into other provinces in China.

Cost of Sales

Handwriting recognition segment.

     Handwriting recognition segment cost of sales includes royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 80% and 89%, or $93 and $305, during the three and six month periods ended June 30, 2003, compared to the prior year periods.

     Online/retail cost of sales decreases 100% and 99%, or $22 and $184, during the three and six month periods ended June 30, 2003 compared to the prior year periods. The decrease was due primarily to the elimination of the direct mail campaign and related costs as a result of reductions in the number of names available and a poor sales close rate. The Company does not anticipate a material increase in costs associated with the multi-channel JotComplete campaign discussed in the online/retail revenue paragraph above.

     Enterprise and OEM cost of sales decreased 86% and 83%, or $65 and $110, during the three and six month periods ended June 30, 2003, compared to the prior year periods. The decrease was due primarily to the lower volume of third party hardware sales and engineering development costs.

     Handwriting recognition segment cost of sales for software sold in China increased 33% and 46%, or $6 and $11, during the three and six month periods ended June 30, 2003 compared to the prior year period. The increase is due primarily to third party hardware costs.

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q
Systems Integration.

     Systems integration segment cost of sales decreased 47% and 54%, or $88 and $219, over the three and six month periods ended June 30, 2003 as compared to the prior year periods. The decrease in costs was due primarily to the reduction in sales. See revenue discussion above.

Operating expenses

     Research and development expenses. Research and development expenses decreased $63 and $135, respectively, or 17% and 17% to $303 and $643 for the three and six month periods ended June 30, 2003, as compared to $366 and $778, respectively, in the prior year periods. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expenses decreased 24% and 17%, or $60 and $87, compared to the three and six month periods ended June 30, 2002 due primarily to the reduction in head count of three engineers. Professional services declined 100%, or $30 and $60, over the three and six month periods ended June 30, 2003, due to the elimination of outside engineering support. Other engineering administrative costs including allocated facilities expenses increased 5%, or $5, during the three months ended June 30, 2003 and declined 10%, or $25, during the six months ended June 30, 2003 compared to the prior year period. During the three and six month periods ended June 30, 2003, the Company did not transferred any project development costs to cost of sales, compared to $22 and $37,respectively, during the corresponding periods in the prior year. The Company believes that the reductions in engineering head count and expenses will not have an adverse effect on its ability to cope with the current requirements. The Company maintains its relationship with an outside engineering group familiar with its products and, if required, can engage the group on an as needed basis to fill future engineering requirements. In addition the Company draws on the engineering capabilities of the Joint Venture as required.

     Sales and marketing expenses. Sales and marketing expenses declined 58% and 43%,respectively, or $247 and $351, to $180 and $463 for the three and six month periods ended June 30, 2003, compared to $427 and $814, respectively, for the comparable three and six month periods in 2002. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses declined 66% and 40%, or $128 and $128, for the three and six month periods ended June 30, 2003, compared to the prior year period. The decline in salaries and related expense is due primarily to the reduction of three sales persons. The Company is currently implementing a channel strategy for its handwriting recognition segment that will increase the amount of market coverage by utilizing the sales force of the channel partners. The Company has continued to sign new partner agreements in both the US and China. The Company believes these channel partners will produce increasing revenues in the near term. Professional services declined 100%, or $51 and $54, during the three and six month periods ended June 30, 2003, compared to the prior year periods. The decline is primarily due to $37 in outside commission expense and $14 in salaries expense paid to an outside sales consultant during the six months ended June 30, 2002. Advertising expense decreased 100%, or $42 and $53, for the three and six month periods ended June 30, 2003, compared to the prior year periods. This decrease is due to the discontinuance of in-the-box advertising during the three and six month periods ended June 30, 2003, as compared to the prior year periods. Commission expense decreased 42% and 56% to $13 and $44, respectively, for the three and six months ended June 30, 2003, compared to $23 and $99 in the comparable periods in the prior year. The decrease is primarily due to the decrease in sales over current the three and six month periods compared to the prior year.

     General and Administrative Expenses. General and administrative expenses decreased 3% and 4%, respectively, or $20 and $48, to $619 and $1,131 for the three and six month periods ended June 30, 2003, compared to $639 and $1,179, respectively, in the prior year periods. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 3% and 5%, respectively, or $6 and $16, for the three and six month periods ended June 30, 2003, compared to the three and six month periods last year, due primarily to salary increases. Professional service expenses which

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q

include consulting, legal and outside accounting fees, decreased 20% and 1%, respectively, or $26 and $3, compared to the three and six month periods in the prior year. The increase was due primarily to increases in the service fees associated with new legal and accounting issues. The Company reduced its provision for uncollectable accounts by 67% and 67%, or $6 and $12, respectively, for the three and six month periods ended June 30, 2003 as compared to the prior year periods due primarily to collection of certain accounts fully reserved for in prior periods. The Company believes its uncollectible accounts provision is adequate at the present time. Other administrative expenses declined 14% and 10%, respectively, or $46 and $55, over the three and six month periods ended June 30, 2003, compared to the prior year periods. The decreases were due primarily to the reduction in expense brought on by the recent health crises in China and investor relation expenses due to reductions in the costs associated with the dissemination of shareholder information. The Company believes that the lifting of the travel advisories will not have a material unfavorable impact on travel expenses. Investor relations expenses are expected to remain less than those incurred in the prior year for the foreseeable future.

Interest and other income (expense), net

     Interest and other income (expense), net increased 50% and 266%, or $2 and $24, during the three and six month periods ended June 30, 2003, compared to the prior year periods. The increase in income was due to a refund of value added tax from 2002 received by the Joint Venture, and the elimination of credit card fees as a result of outsourcing the Company's web store at the end of the first quarter of 2003.

Interest expense

     Interest expense decreased 4% and 5% or $2 and $5 over the three and six month periods ended June 30, 2003 compared to the prior year periods. The decrease was due primarily to the decrease in the bank floating interest rate paid on the Company's $3,000 debt.

Liquidity and Capital Resources

     At June 30, 2003, cash and cash equivalents totaled $1,424 compared to cash and cash equivalents of $711 at December 31, 2002. The increase in cash was due primarily to financing activities through Cornell Capital Partners, LP. During the six months ended June 30, 2003 the Company received $1,590 from the sale of 8,620,651 shares of stock, net of issuance costs associated with the preparation and filing and maintenance of the S-1 in February 2003. This increase was offset by $837 used in operating activities, and by equipment purchases of $36 and payments of capital lease obligations of $4. Total current assets were $2,223 at June 30, 2003, compared to $1,545 at December 31, 2002. As of June 30, 2003, the Company's principal sources of funds included its cash and cash equivalents aggregating $1,424 and the Equity Line of Credit through Cornell Capital Partners LP.

     Accounts receivable increased $74 for the six months ended June 30, 2003 compared to December 31, 2002, due primarily to the increase in sales during the three months ended June 30, 2003 compared the three months ended December 31, 2002. Revenue from the Joint Venture in July exceeded it's total second quarter revenue and, based on planned deployments both domestically and in China, together with the increasing level of proposal and quotation activity, the Company anticipates that revenue will increase in the last half of 2003.


     Prepaid expenses declined $77 for the six months ended June 30, 2003, compared to December 31, 2002, due to expensing the appropriate quarterly prepaid amounts through operations. Generally annual insurance premiums and maintenance fees are prepaid in December and June of each year.

     Accounts payable increased $27 for the six months ended June 30, 2003, compared to December 31, 2002, due primarily to the fees associated with both the annual audit and the preparation and filing of the Registration Statement on Form S-1. Accrued compensation decreased $19 between December 31, 2002 and June 30, 2003 due primarily to the elimination of four positions and related personal late in March 2003. The Company believes that the elimination of the positions will not have an negative impact on its ability to conduct business on a going forward basis.

     The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At June 30, 2003, the Company's accumulated deficit was approximately $81 million. There can

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q

be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company intends to use the net proceeds from the issuance of the shares of its common stock under the Equity Line of Credit to repay short term debt and for working capital purposes. Fifty percent of any such funds in excess of $5 million must be applied to the outstanding principal of the Company's short-term debt. The Company believes that the proceeds from the Equity Line of Credit, when combined with cash provided from operations, will be sufficient to meet its capital requirements for the foreseeable future. If the Company is unable to secure at least $5 million in funds under the Equity Line of Credit or is unable to increase substantially funds generated from operations, the Company may not be able to continue its operations in their current form and may not be a viable company on a going forward basis without significant changes in its operations. The Company believes it will be able to raise the necessary funds under the Equity Line of Credit and from operations. The Company has not formulated specific plans to change its operations. Possible changes could include reduced personnel expenses to better match its revenue stream.

     Current liabilities, which include deferred revenue, were $4,015 at June 30, 2003, compared to $1,102 at December 31, 2002. The increase is due to the inclusion in current liabilities of the $3,000 related party note which had been classified as long-term as of December 31, 2002(see material commitments below). Deferred revenue, totaling $79 at June 30, 2003, compared to $165 at December 31, 2002, primarily reflects the balance of advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

We have the following material commitments as of June 30, 2003:

                                            Payments Due by Period
                                   Less than  One to three  Four to    After
                         Total      one year     years     five years five years
                        -------     --------- ------------ ---------- ----------
Contractual Obligations

Short-term debt (1)   $  3,000      $  3,000     $     -    $      -          -
Capital lease
obligations                 34             6          25           3          -
Operating
lease commitments (2)    1,495           407       1,088           -          -
                      ---------     ---------    --------    ---------   -------
Total contractual
 cash obligations     $  4,529      $  3,413     $ 1,113      $    3     $    -
                      =========     =========    ========    =========   =======

1. The Short-term debt may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right to convert the outstanding principal amount into shares of common stock at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended June 30, 2003.

Foreign Currency Risk

     The Company currently owns 90% of CIC China, (the "Joint Venture'), with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

Future Results and Stock Price Risk

     Over the last six months the Company's stock price has ranged from a high of $0.65 to a low of $0.19. The Company's stock price may be subject to significant volatility in the future as well. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

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

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q

Part II-Other Information

Item 1. Legal Proceedings

     The Company was named as a defendant in a suit brought in U.S. District Court for the Southern District of New York, filed on August 5, 2002, case number 02-CV-6197 (the "Complaint"). The plaintiffs, Richard M. Ross and Jane Spaulder Ross, brought claims for breach of contract, conversion, negligence and statutory violations, alleging that the Company provided incorrect or false information to plaintiffs' stockbroker, thereby delaying the sale of their shares in the Company and causing a loss in excess of $500,000. In a separate arbitration proceeding the plaintiffs have brought similar claims for relief against Charles Schwab & Co., Inc., their broker during the period in question, based upon other legal theories.

     The Company filed a motion to dismiss or to stay the proceedings pending the outcome of the arbitration between the plaintiffs and Charles Schwab. The court determined that the plaintiffs had not met the burden of establishing that the amount in controversy, excluding interest and costs, exceeded $75,000. Therefore the Court dismissed the Complaint for lack of subject matter jurisdiction.

Item 2. Change in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on June 23, 2003. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 92,678 shares or 95.8% of the eligible outstanding Common Stock of the Company. Three proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1

     Each of the four persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.

                                                              Broker
                                                  ------------------------------
    Name                  For        Withheld       Non-votes         Abstain
   ------------------ ----------  --------------  ---------------  -------------

    Guido DiGregorio     91,369        1,309           None              None
    Michael Farese       92,200          478           None              None
    Louis Panetta        92,209          469           None              None
    C. B. Sung           92,185          493           None              None

                     Communication Intelligence Corporation
                                 And Subsidiary
               (In thousands, except share and per share amounts)
                                    Form 10-Q


Item 4.  Submission of Matters to a Vote of Security Holders (continued)
         ---------------------------------------------------------------

Proposal 2

         To ratify the appointment of Stonefield Josephson, Inc. as independent accountants of the Company for the fiscal year ending December 31, 2002. The number of votes for, against and abstaining on this proposal was as follows:

                                                                Broker
                                                      ------------------------
                      For       Against     Abstain     Non-votes    Abstain
                   ---------   ---------  ----------- ------------ -----------


All Classes         92,327         276            75       None       None


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits                                                            Page

        Exhibit 31.1 Certification 302 of Chief Financial Officer         23
        Exhibit 31.2 Certification 302 of Chief Executive Officer         24
        Exhibit 32.1 Certification 906 of Chief Financial Officer         25
        Exhibit 32.1 Certification 906 of Chief Executive Officer         26

(b) Reports on Form 8-K

     Current Report on Form 8-K, incorporated by reference, dated April 28, 2003, with respect to:

1. The Company's financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    COMMUNICATION INTELLIGENCE CORPORATION
                                   -----------------------------------------
                                                  Registrant



     August 14 , 2003                       /s/ Francis V. Dane
-----------------------            -----------------------------------------
          Date                                  Francis V. Dane
                                 (Principal Financial Officer and Officer Duly
                                  uthorized to Sign on Behalf of the Registrant)