Form 10-Q
period 2003-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2003-11-14
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                         EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                         94-2790442
      ----------------------------                   ---------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


         275 Shoreline Drive, Suite 500, Redwood Shores, CA 94065-1413
           (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888

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

Number of shares outstanding of the issuer's Common Stock, as of November 13, 2003: 100,101,428.

                                                                 INDEX



PART I.  FINANCIAL INFORMATION


    Item 1.  Financial Statements                                      Page No.

    Condensed Consolidated Balance Sheets at September 30, 2003
    (unaudited) and December 31, 2002.......................................3

    Condensed Consolidated Statements of Operations for the
    Three and Nine-Month Periods Ended September 30, 2003
    and 2002 (unaudited)....................................................4

    Condensed Consolidated Statements of Changes in Stockholders'
    Equity for the Three and Nine-Month Periods Ended September 30,
    2003 and 2002 (unaudited)...............................................5

    Condensed Consolidated Statements of Cash Flows for the Three
    Month Period Ended September 30, 2003 and 2002 (unaudited)..............6

    Notes to Unaudited Condensed Consolidated Financial Statements..........7


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................12

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....20

    Item 4.  Controls and Procedures.......................................20

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.............................................21

    Item 2.  Change in Securities..........................................21

    Item 3.  Defaults Upon Senior Securities...............................21

    Item 4.  Submission of Matters to a Vote of Security Holders...........21

    Item 5.  Other Information.............................................21

    Item 6.  Exhibits and Reports on Form 8-K

             (a)      Exhibits.............................................21

             (b)      Reports on Form 8-K..................................21

    Signatures.............................................................22

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                   September 30,   December 31,
                                                       2003            2002
                                                   -------------   ------------
                                                     Unaudited
Assets
Current assets:
Cash and cash equivalents........................  $     747       $     711
     Accounts receivable, net....................        809             477
     Inventories.................................         86             113
     Prepaid expenses and other current assets...        199             244
                                                   ----------      ----------
         Total current assets....................      1,841           1,545

Property and equipment, net......................        146             159
Capitalized software costs.......................          2              12
Patents and trademarks...........................      5,137           5,421
Other assets.....................................         31              31
                                                   ----------      ----------

         Total assets............................  $   7,157        $  7,168
                                                   ==========      ==========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt - Related party.............. $   3,000        $      -
     Accounts payable.............................       167             160
Accrued compensation..............................       262             250
     Other accrued liabilities....................       397             489
     Deferred revenue.............................        89             165
     Capital Lease Obligations....................        56              38

                                                   ----------      ----------
       Total current liabilities................       3,971           1,102

Notes payable - Related party.....................         -           3,000

Minority interest.................................       130             132

Commitments

Stockholders' equity:
     Common stock.................................     1,001             915
     Additional paid-in capital...................    83,527          82,025
     Accumulated deficit..........................   (81,291)        (79,819)
     Cumulative translation adjustment............      (181)           (187)
                                                   -----------      ----------
       Total stockholders' equity.................     3,056           2,934
                                                   -----------      ----------

       Total liabilities and stockholders' equity. $   7,157        $  7,168
                                                   ===========      ==========

   The accompanying notes form an integral part of these financial statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                         ------------------   -----------------
                                            2003     2002       2003     2002
                                         --------- --------   -------- --------
Revenues:
     Online...........................   $   54    $   83     $  260   $  287
     Corporate........................      480       132      1,435    1,538
     China    ........................      402       310        921      968
                                         --------  --------   -------- --------

         Total revenues...............      936       525      2,616    2,793

Operating costs and expenses:
     Cost of sales:
        Online........................        2       13           3      198
        Corporate.....................        4       15          27      148
        China ........................      226      176         557      602
     Research and development.........      324      367         967    1,145
     Sales and marketing  ............      233      367         696    1,181
     General and administrative  .....      569      583       1,700    1,762
                                          -------  -------    -------- --------

     Total operating costs and expenses   1,358    1,521       3,950    5,036
                                          -------  -------    -------- --------

Loss from operations  ...............      (422)    (996)     (1,334)  (2,243)

Interest and other income
  (expense), net  ...................        (2)     (19)          3      (28)

Interest expense  ...................       (46)     (53)       (143)    (155)

Minority interest  ..................        (2)      (2)          2       (3)
                                         -------- --------    -------- --------
         Net loss  ..................      (472)  (1,070)     (1,472)  (2,429)
                                         ======== ========    ======== ========

Basic and diluted loss per
 common share........................   $ (0.01)  $(0.01)    $ (0.02)  $(0.03)
                                        ========= ========   ========  ========

Weighted average common
     shares outstanding  ............    100,101  91,481      96,537   91,237
                                        ========= ========   ========  ========

   The accompanying notes form an integral part of these financial statements

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                    (In thousands, except per share amounts)


                                                              Accumulated
                                        Additional               Other
                       Shares    Common   Paid-In Accumulated Comprehensive
                     Outstanding Stock    Capital   Deficit      Loss     Total

Balances as of December
  31, 2002.............. 91,481  $  915  $ 82,025  $(79,819)  $ (187)  $  2,934
                         ------------------------------------------------------

Sale of shares of Common
  Stock net of issuance
  costs.................  2,041      20        93         -        -       113

Foreign currency
  translation adjustment.     -       -         -         -        2         2

Net loss................      -       -         -      (310)       -      (310)
                         ------------------------------------------------------
Balances as of March 31,
  2003.................. 93,522  $  935  $ 82,118   $(80,129) $ (185)  $ 2,739
                         ------------------------------------------------------
Sale of shares of Common
  Stock net of issuance
  costs.................  6,580      66     1,411          -       -     1,477

Foreign currency
  translation adjustment.     -       -         -          -       2         2

Net loss.................     -       -         -       (690)      -      (690)
                         ------------------------------------------------------

Balances as of June 30,
  2003..................100,101  $1,001  $ 83,529   $(80,819) $ (183)  $ 3,528
                        -------------------------------------------------------

Foreign currency
  translation adjustment.     -       -         -          -       2         2

Issuance costs...........     -       -        (2)         -       -        (2)

Net loss.................     -       -         -       (472)      -   $  (472)
                         ------------------------------------------------------

Balances as of September
  30, 2003..............100,101  $1,001   $ 83,527   $(81,291) $ (181) $ 3,056
                        -------------------------------------------------------

   The accompanying notes form an integral part of these financial statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                     ------------  ------------
                                                         2003           2002
                                                     ------------   -----------

Cash flows from operating activities:
  Net loss..........................................  $   (1,472)   $   (2,429)
  Adjustments to reconcile net loss to net cash
  (used) in operating activities:
      Depreciation..................................          62            69
      Patent amortization...........................         284           284
      Disposal of fixed assets......................           8             6
      Changes in operating assets and liabilities:
         Accounts receivable, net...................        (332)          295
         Inventories................................          27           (19)
         Prepaid expenses and other current assets..          45           (87)
         Other assets...............................          (2)           99
         Accounts payable...........................           7           (66)
         Accrued compensation.......................          12             3
         Other accrued liabilities..................         (92)          241
         Deferred revenue...........................         (76)           35
                                                      ------------   ----------

      Net cash (used in) operating  activities......      (1,529)       (1,569)
                                                      ------------   ----------

Cash flows from investing activity:
  Acquisition of property and equipment.............         (16)          (54)
                                                      ------------   ----------

         Net cash used in investing activity........         (16)          (54)
                                                      ------------   ----------

Cash flows from financing activities:
  Payments on short-term debt.......................           -          (181)
  Acquisition of property under capital lease.......           -            40
  Proceeds from the exercise of stock
    options and warrants............................           -           426
  Proceeds from the issuance of common stock........       2,000             -
  Offering costs....................................        (412)            -
  Principal payments on capital lease obligations...          (7)           (4)
                                                      ------------   ----------

      Net cash provided by financing activities.....       1,581           281
                                                      ------------   ----------

Effect of exchange rate changes on cash............            -             -
                                                      ------------   ----------

Net increase (decrease) in cash and cash equivalents.         36        (1,342)
Cash and cash equivalents at beginning of period.....        711         2,588
                                                      ------------   ----------

Cash and cash equivalents at end of period..........  $      747     $   1,246
                                                      ===========    ==========

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

       Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At September 30, 2003, the Company's accumulated deficit was approximately $81 million. The Company filed a registration statement with the Securities and
          Exchange Commission that was declared effective February 2003, pursuant to the line of credit agreement with Cornell Capital Partners, LP ("Cornell"). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     2.Cash and cash equivalents

          The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

          Cash and cash equivalents consist of the following:

                                               September 30,       December 31,
                                                   2003                2002
                                              --------------- -- --------------

        Cash in bank                            $     195          $     260
        Money market                                  552                451
                                              ---------------    --------------
                                                $     747          $     711
                                              ===============    ==============

     3.   Inventories

          Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At September 30, 2003, inventories consisted primarily of finished goods.

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

          The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6.00% per annum at September 30, 2003, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

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

          In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective. As of September 30, 2003, no demand had been made upon the Company to file this registration statement.

          Interest paid during the three and nine months ended September 30, 2003 was $48, and $146, respectively, and for the three and nine months ended September 30, 2002, $53 and $160, respectively.

     5.   Net loss per share

          The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three and nine month periods ended September 30, 2003 and 2002, stock options of 5,854 and 6,688, respectively, were excluded from the calculation of diluted earnings per share as the effect of these options is not dilutive.

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

          Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to stockholders would have been as follows for the nine months ended September 30, 2003:

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                         2003          2002

           Net loss available to stockholders:
             As reported.............................$  (1,472)   $  (2,429)
             Total stock based employee compensation
             expense determined under fair value
             based method net of tax.................     (306)        (569)
                                                     -----------  -----------

               Pro forma.............................$  (1,778)   $  (2,998)
                                                     ===========  ===========

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     6.   Common Stock Options (continued)

                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
         Basic and diluted net loss per share
          available to stockholders:
         As reported..............................  $  (0.016)      $  (0.03)
         Pro forma................................  $  (0.019)      $  (0.03)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods:
          o  risk-free interest rate of 2.11% and 3.12% for 2003 and 2002,
          o  an expected life of 6.4 years for 2003, 6.9 years and for 2002;
          o  expected volatility of 100% all periods, and
          o  dividend yield of 0% for all periods.

          The Company expects to make additional option grants. The Company believes the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

     7.   Comprehensive income (loss)

       Total comprehensive (loss) was as follows:

                                              Nine month Ended September 30,
                                          --------------- ------ --------------
                                                2003                  2002
                                          ---------------        --------------

        Net loss                            $  (1,472)             $  (2,429)
        Other comprehensive income:
        Cumulative translation adjustment           6                      4
                                           --------------        --------------

         Total comprehensive loss           $  (1,466)             $  (2,425)
                                           ==============        ==============

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

     8.   Segment Information (continued)

          The table below presents information about reporting segments for the periods indicated:

                                  Nine months ended September 30,
                              2003                                 2002
               ---------------------------------  ------------------------------
                Handwriting   Systems             Handwriting   Systems
                Recognition  Integration   Total  Recognition  Integration Total
                -----------  -----------  ------- -----------  ----------- -----

Revenues           $  2,015   $  601    $  2,616    $  2,016   $  777  $  2,793

Loss from
Operations         $ (1,325)  $  (9)    $ (1,334)   $ (2,273)  $   30  $ (2,243)

Significant change
in Total long
lived assets from
Year End           $      5   $   -     $      -    $      -   $  (35) $    (35)

          For the three months ended September 30, 2003 and 2002, one customer accounted for 35% and 20% respectively, of total handwriting recognition segment revenue. For the nine months ended September 30, 2003 and 2002, one customer accounted for 22% and 12% of total handwriting recognition segment revenue, respectively.

          For the three months ended September 30, 2003 and 2002, one customer accounted for 37% and 29% of system integration revenues, respectively. For the nine months ended September 30, 2003 and 2002, one customer accounted for 25% and 31% of system integration revenues, respectively.

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

Overview

     History. The Company was incorporated in Delaware in October 1986. The Company has incurred losses in each year since its inception. For the five-year period ended December 31, 2002, operating losses aggregated approximately $13.9 million and at December 31, 2002, the Company's accumulated deficit was approximately $80 million. At September 30, 2003, the Company's accumulative deficit was approximately $81 million.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

     Impairment of intangible assets. We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred. For the three and nine months ended September 30, 2003 and 2002, no impairment of intangible assets was determined to have occurred.

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. As of September 30, 2003 and 2002, such costs were not material.

     Research and Development. Research and development costs are charged to expense as incurred.

     Foreign Currency Translation. The Company currently owns 90% of CIC China, (the "Joint Venture"), with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. The Joint Venture provides electronic signature based applications and handheld receipt/delivery based systems, and provides systems integration services that affords the Joint Venture the opportunity to include the sale of its core software by integrating electronic signature and Chinese handwriting recognition into its turn-key solutions. We consider the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of
"accumulated other comprehensive loss" in our consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for non-monetary assets and liabilities that are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates.

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three and nine months ended September 30, 2003 and 2002, respectively.

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

Segments

     We report in two segments: handwriting recognition and systems integration. Handwriting recognition includes natural input and biometric signature products, online/retail revenues and corporate sales, including enterprise and original equipment manufacturers ("OEM") revenues. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through our web site and a direct sales force to individual or enterprise end users. We also license a version of our handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment. System integration represents the sale and installation of third party computer equipment and

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

systems that utilize our products. System integration sales are derived through a direct sales force, which then develops a system to utilize our software based on the customers requirements. Systems integration sales are accomplished solely through our Joint Venture.

Results of Operations

    The following table provides unaudited financial information for each of our two segments.


                                    Three Months Ended        Nine Months Ended
                                         Unaudited                 Unaudited
                                       September 30,             September 30,
                                     2003        2002          2003        2002
Segment revenues:
  Handwriting recognition
    Online                         $   54     $   83         $   260   $   287
    Corporate                         480        132           1,435     1,538
    China                             197         90             320       191
                                   --------   --------       --------  --------
 Total handwriting recognition     $  731     $   305        $ 2,015   $ 2,016

Systems integration                $  205     $   220        $   601   $   777
                                   --------   --------       --------  --------
Total revenues                     $  936     $   525        $ 2,616   $ 2,793
                                   --------   --------       --------  --------
Cost of Sales
    Handwriting recognition        $   51     $    64        $    88   $   443
    Systems integration               181         140            499       505
                                   --------   --------       --------  --------
Total cost of sales                $  232     $   204        $   587   $   948
                                   --------   --------       --------  --------

Operating cost and expenses
   Research and development        $  324     $   367        $   967   $ 1,145
   Sales and Marketing                233         367            696     1,181
   General and administrative         569         583          1,700     1,762
                                   --------   --------       --------  --------
Total operating costs and expenses $1,126     $ 1,317        $ 3,363   $ 4,088
                                   --------   --------       --------  --------

Interest and other income
 (expense) net                     $  (50)    $  (74)        $  (138)  $  (186)
                                   --------   --------       --------- --------

Net loss                           $ (472)    $(1,070)       $(1,472)  $(2,429)
                                   ========   =========      ========= ========
Amortization of intangible assets
   Cost of sales                   $    3     $     3        $    10   $    10
   General and administrative          95          57            284       284
                                   --------   --------       --------- --------
Total amortization of
 intangible assets                 $   98     $    60        $   294   $   294
                                   ========   ========       ========= ========
Revenues

Handwriting recognition.

     Handwriting recognition segment revenues increased 140%, or $426, to $731 for the three months ended September 30, 2003, as compared to $305 in the comparable prior year period. For the nine month period ended September 30, 2003, handwriting recognition revenues declined $1 to $2,015 from $2,016 in the comparable prior year. The changes in the handwriting recognition revenues between the comparable periods are described below.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

     Online/retail sales declined 35%, or $29, to $54 for the three months ended September 30, 2003, compared to $83 in the comparable period of the prior year. For the nine months ended September 30, 2003, online/retail revenues declined 9%, or $27, to $260 as compared to $287 in the comparable period of the prior year. The Company believed the January 2003 PalmSource announcement, to replace Graffiti(R) with CIC's Jot as the standard and only handwriting software on all new Palm PoweredTM devices, and a multi-channel marketing campaign launched in March 2003 would sustain online/retail revenues through the third quarter of 2003. The sales momentum from these announcements and campaigns has slowed sooner than anticipated and is the reason for the decline in sales for the three and nine month periods ended September 30, 2003. The Company anticipates that its Palm products will be featured in the current box advertisement with all new Palm devices shipping beginning in the early fourth quarter of 2003. The Company hopes that the new advertisement will stimulate the sales of its products to new palm users in the fourth quarter of 2003 and into the first half of 2004.

     Corporate revenues increased 264%, or $348, for the three month period ended September 30, 2003, compared to the prior year period. OEM revenues included in corporate sales for the three months ended September 30, 2003, increased $364 to $367, compared to $3 in the prior year period. This increase was primarily due to sales made to one customer servicing the Pacific Rim amounting to $250 and royalties from the Company's other licensees. For the nine months ended September 30, 2003, OEM revenues increased 60%, or $212, to $568, as compared to $356 in the prior year period. The increase was due to the increase for the three month period described above. The Company believes OEM revenues will increase due to Palm Source's replacement of Graffiti(R) with the Company's Jot product as the standard and only handwriting software on all new Palm PoweredTM devices. However, economic conditions may limit or delay the Company's anticipated increases in OEM revenues to later periods. Enterprise sales included in corporate sales decreased 12% and 26%, or $16, and $313, respectively, during the three and six month periods ended September 30, 2003 compared to the prior year period. The number of individual orders has increased 121% and 66% for the three and nine months ended September 30, 2003, respectively. However the average individual order value declined compared to the prior year and is the reason for the decline in revenues. The Company believes that the increased interest in its e-Signature products evidenced by the increase in "pilot programs " purchases will result in increased future revenues. The Company also believes enterprise revenues continue to be hampered by the on-going "wait and see" attitude surrounding IT spending and that IT spending and economic health will be the major limiting factors related to near term revenues.

     Software sales in China increased 119% and 68%, or $107 and $129, respectively, over the three and nine month periods ended September 30, 2003 compared to the prior year periods. The increase is due to the continued sales efforts focused on establishing China-wide channel partners to accelerate sales growth.

Systems Integration.

     System integration segment revenue declined 7% and 23%, or $15 and $176, respectively, for the three and nine month periods ended September 30, 2003, compared to the prior year period. The Company believes that the SARS related health crises in China negatively impacted system integration revenues and further hampered the implementation of its plans to expand its system integration sales efforts into other provinces in China during the first half of 2003. The decrease also reflects the need for the Joint Venture to expand sales coverage from a traditional focus on the local Nanjing and Jiangsu Province markets to other provinces with in China. System integration revenues increased 75% in the three months ended September 30,2003, compared to the prior quarter. The Company believes the increase is due to the abatement of the SARS crises earlier in 2003, which made personal selling in China extremely difficult. The potential return of SARS during the winter months may again negatively impact system integration revenues due to customer contact required during the selling and installation phase of the system integration revenue cycle.

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

Cost of Sales

Handwriting recognition segment.

     Handwriting recognition segment cost of sales includes royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 20% and 80%, or $13 and $355, respectively, during the three and nine month periods ended September 30, 2003, compared to the prior year periods.

     Online/retail cost of sales decreases 85% and 98%, or $11 and $195, respectively, during the three and nine month periods ended September 30, 2003, compared to the prior year periods. The decrease was due primarily to the elimination of the direct mail campaign and related costs as a result of reductions in the number of names available and a poor sales close rate. The Company does not anticipate a material increase in costs associated with the multi-channel JotComplete campaign discussed in the online/retail revenue paragraph above.

     Enterprise and OEM cost of sales decreased 73% and 82%, or $11 and $121, respectively, during the three and nine month periods ended September 30, 2003, compared to the prior year periods. The decrease was due primarily to the lower volume of third party hardware sales and engineering development costs associated with sales compared to the same period last year.

     Handwriting recognition segment cost of sales for software sold in China increased 25%, or $9, during the three month period ended September 30, 2003, compared to the prior year period. The increase is due primarily to third party hardware costs and discounts on the sales to channel partners. For the nine months ended September 30, 2003, handwriting recognition segment cost of sales for software sold in China decreased 40%, or $39, compared to the prior year period. The decrease is due to lower third party hardware sales during the first half of 2003 compared to the first half of 2002.

Systems Integration.

     Systems integration segment cost of sales increased 29%, or $41, over the three month period ended September 30, 2003, as compared to the prior year period. The increase in costs was due primarily to the higher third party hardware content of the sales. For the nine months ended September 30, 2003, systems integration cost of sales decreased 1%, or $6, compared to the prior year period. The company believes that systems integration cost of sales will remain at the higher percentage of sales as the Joint Venture expands its sales territories into other provinces where competition will become a more significant factor.

Operating expenses

Research and development expenses. Engineering expense decreased 12% and 18%, or $43 and $178, respectively, for the three and nine months ended September 30, 2003, to $ 324 and $967, as compared to $367 and $1,145 in the prior year periods. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense declined 12% and 16%, to $201 and $620, respectively, for the three and nine months ended September 30, 2003, as compared to $228 and $734, respectively, in the prior year periods, due primarily to the reduction in head count of two engineers. Outside engineering cost and expenses declined 56% and 86%, or $15 and $75, to $12 in both the three and nine month periods ended September 30, 2003, compared to $27 and $87, in the prior year periods. Other engineering expenses decreased 6%, or $3, to $51 as compared to $54 in the prior year period. The decrease is primarily due to lower maintenance and depreciation expense compared to the prior year periods. For the nine months ended September 30, 2003, other expenses increased 4% or $6, to $158, as compared to $152 in the prior year periods. The increase is due to an increase in data terminal lines for the Company's Web-site. The Company believes that the reductions in engineering head count and expenses will not have an adverse effect on its product engineering and

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

development efforts. The Company draws on the engineering capabilities of the Joint Venture as required and, maintains a relationship with an outside engineering group familiar with its products. These two resources can be engaged on an as needed basis to fill future engineering requirements.

     Sales and marketing expenses. Sales and marketing expenses declined 37% and 41%, respectively, or $134 and $485, respectively, to $233 and $696 for the three and nine month periods ended September 30, 2003, compared to $367 and $1,181, respectively, for the comparable three and nine month periods in 2002. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses declined 61% and 47%, or $100 and $228, respectively, for the three and nine month periods ended September 30, 2003, compared to the prior year period. The decline in salaries and related expense is due primarily to the actions taken in the prior year in the face of the declining economic environment and reduced IT spending, which resulted in a reduction of three sales persons during most of the current three and nine months compared to the prior year periods. The Company continues rolling out a channel strategy for its handwriting recognition segment that will increase the amount of market coverage by utilizing the sales force of the channel partners. The Company continues to sign new partner agreements in both the US and China. The Company believes these channel partners will produce increasing revenues in the near term. Professional services declined 67% and 92%, or $12 and $67, respectively, during the three and nine month periods ended September 30, 2003, compared to the prior year periods. The decline is primarily due to $37 in outside commission expense and $14 in salaries expense paid to an outside sales consultant during the nine months ended September 30, 2002 of the prior year. Advertising expense decreased 100%, or $23 and $76, respectively, for the three and nine month periods ended September 30, 2003, compared to the prior year periods. This decrease is due to the discontinuance of in-the-box advertising during the three and nine month periods ended September 30, 2003, as compared to the prior year periods. Commission expense increased 193% to $44 for the three months ended September 30, 2003, compared to $15 in the comparable period in the prior year. For the nine months ended September 30 2003, commissions expense decreased 23% or $26 to $88, compared to $114 in the comparable nine month period of the prior year. The fluctuation in commission expense is primarily due to the fluctuation in sales over the current three and nine month periods compared to the prior year.

     General and Administrative Expenses. General and administrative expenses decreased 2% and 4%, or $14 and $62, to $569 and $1,700, respectively, for the three and nine month periods ended September 30, 2003, compared to $583 and $1,762, respectively, in the prior year periods. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 3% and 4%, or $5 and $21, respectively, for the three and six month periods ended September 30, 2003, compared to the three and nine month periods last year, due primarily to salary increases. Professional service expenses which include consulting, legal and outside accounting fees, decreased 14% and 4%, or $20 and $17, respectively, compared to the three and nine month periods in the prior year. The decrease was due primarily to a decreases in the fees during the current quarter compared to the same periods in the prior year. The Company decreased its provision for uncollectable accounts by 60% and 62%, or $35 and $47, respectively, for the three and nine month periods ended September 30, 2003, as compared to the prior year periods due primarily to collection of older accounts receivable. The Company believes its uncollectible accounts provision is adequate at the present time. Other administrative expenses increased 17% and 2%, or $36 and $19, respectively, over the three and nine month periods ended September 30, 2003, compared to the prior year periods. The increases were due primarily to the increases in investor relation expenses due to a late billing received for mailing costs associated with the annual report and printing costs for the second quarter 2003 supplement to the Company's Form S1. Investor relations expenses are expected to remain less than those incurred in the prior year for the foreseeable future.

Interest and other income (expense), net

     Interest and other income (expense), net Interest and other income (expense), net increased 89% and 111%, or $17 and $31, respectively, during the three and nine month periods ended September 30, 2003, compared to the prior year periods. The increase in income was due to a refund of value added tax from 2002 received by the Joint Venture and the elimination of credit card fees as a

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

result of outsourcing the Company's web store at the end of the first quarter of 2003.

Interest expense

     Interest expense Interest expense decreased 13% and 8%, or $7 and $12, respectively, over the three and nine month periods ended September 30, 2003 compared to the prior year periods. The decrease was due primarily to the decrease in the bank floating interest rate paid on the Company's $3,000 debt.

Liquidity and Capital Resources

     At September 30, 2003, cash and cash equivalents totaled $747 compared to cash and cash equivalents of $711 at December 31, 2002. The increase in cash was due primarily to financing activities through Cornell Capital Partners, LP. During the nine months ended September 30, 2003, the Company received $1,590 from the sale of 8,620,651 shares of stock, net of issuance costs associated with the preparation and filing and maintenance of the S-1 in February 2003. This increase was offset by $1,529 used in operating activities and by equipment purchases of $16 and payments of capital lease obligations of $7. Total current assets were $1,841 at September 30, 2003, compared to $1,545 at December 31, 2002. As of September 30, 2003, the Company's principal sources of funds included its cash and cash equivalents aggregating $747 and the Equity Line of Credit through Cornell Capital Partners LP, under which we may issue up to $13,000,000 of our common stock over the next 2 years.

     Accounts receivable increased 70%, or $332, due to the 96% increase in third quarter 2003 revenues compared to the revenues realized in the fourth quarter of 2002. Based on anticipated deployments both domestically and in China, together with the increasing level of proposal and quotation activity, the Company anticipates that accounts receivable will increase from quarter to quarter.

     Prepaid expenses declined 18%, or $45, for the nine months ended September 30, 2003, compared to December 31, 2002, due to expensing the appropriate quarterly prepaid amounts through operations. Generally annual insurance premiums and maintenance fees are prepaid in December and June of each year.

     Accounts payable increased 4%, or $7, for the nine months ended September 30, 2003, compared to December 31, 2002. Accrued compensation increased $12 between December 31, 2002 and September 30, 2003, due primarily to the deferral of a portion of the President and Chief Executive Officer's salary until the Company's cash flows improves.

     Other accrued liabilities decreased 18%, or $92, due to the realization of the accrued professional services and import taxes associated with the Joint venture. Other accrued liabilities are expected to be reduced further in the future as accrued expenses are billed and paid.

     Deferred revenues declined 46%, or $76, due to the recognition of deferred maintenance costs since December 31, 2002. Deferred revenues will increase over the next quarter as customers renew their maintenance contracts for the twelve months subsequent to September 30, 2003, and new maintenance contracts associated with anticipated orders are entered into in future quarters.

     Capital lease obligations increased $18, or 47%, due to the replacement of the original service vehicle by the Joint Venture in July 2003. The Company believes that the new vehicle will provide service well past the lease period of 36 months.

     The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At September 30, 2003, the Company's accumulated deficit was approximately $81 million compared to $80 million at December 31, 2002. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will

                     Communication Intelligence Corporation
                                 and Subsidiary
               (In thousands, except share and per share amounts)
                                    FORM 10-Q

be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Current liabilities, which include deferred revenue, were $3,971 at September 30, 2003, compared to $1,102 at December 31, 2002. The increase is due to the inclusion in current liabilities of the $3,000 related party note which had been classified as long-term as of December 31, 2002 (see material commitments below). Deferred revenue, totaling $89 at September 30, 2003, compared to $165 at December 31, 2002, primarily reflects the balance of advance payments for products and maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

We have the following material commitments as of September 30, 2003:

                                               Payments Due by Period
                                          Less than   1 to 3      4 to    After
Contractual Obligations           Total    1 year      years   5 years   5 years
                                --------   ---------  -------   -------  -------
Short-term debt (1)             $  3,000   $  3,000   $    -    $    -   $    -
Capital lease obligations             55         14       40         1        -
Operating lease commitments (2)    1,411        407    1,004         -        -
                                ---------  ---------  -------   -------  -------
Total contractual cash
 obligations                    $  4,466   $   3,421  $1,044    $    1   $    -
                                =========  =========  =======   =======  =======

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

Forward Looking Statements

     Certain statements contained in this quarterly report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", 'expects', and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include the following:

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

     The Company undertakes no obligation to publicly update or revise any forward-looking statement, as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended September 30, 2003.

Foreign Currency Risk

     The Company currently owns 90% of CIC China, (the "Joint Venture"), with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

Future Results and Stock Price Risk

     Over the last nine months, the Company's stock price has ranged from a high of $0.65 to a low of $0.19. The Company's stock price may be subject to significant volatility in the future as well. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results.

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

(b)     Reports on Form 8-K

          Current Report on Form 8-K, incorporated by reference, dated August 8, 2003, with respect to:

1.       The Company's financial results for the quarter ended June 30, 2003.

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





                                    COMMUNICATION INTELLIGENCE CORPORATION
                               -------------------------------------------------
                                              Registrant



  November 5 , 2003                        /s/ Francis V. Dane
----------------------         ------------------------------------------------
        Date                                   Francis V. Dane
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)