Form 10-K
period 2003-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2004-03-30
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K
                 X Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

  ___ Transaction report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ____


                           Commission File No. 0-19301

                     Communication Intelligence Corporation
             (Exact name of registrant as specified in its charter)

                       Delaware                         94-2790442
                       --------                         ----------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)


     275 Shoreline Drive, Suite 500
     Redwood Shores, California                           94065
     --------------------------                           -----
   (Address of principal executive                     (Zip Code)
    offices)

           Issuers telephone number, including area code: 650-802-7888

 Securities registered under Section 12(b) of the Securities Exchange Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. X
               ----
     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in rule 12b-2 of the Securities Exchange Act of 1934). Yes      No X
                                                                  -----   ----

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2003 was approximately $36,674,598 based on the closing sale price of $0.37 on such date, as reported by the Nasdaq Over the Counter Market. The number of shares of Common Stock outstanding as of the close of business on March 26, 2004 was 100,101,428.

     Documents  Incorporated by reference:  The registrant has incorporated into
Part III of Form 10K, by reference, portions of its definitive proxy statement for its 2004 annual meeting.

                     COMMUNICATION INTELLIGENCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                            Page

 PART I...................................................................    3
 Item 1. Business.........................................................    3
 Item 2. Properties.......................................................   12
 Item 3. Legal Proceedings................................................   12
 Item 4. Submission of Matters to a Vote of Security Holders..............   12
 PART II..................................................................   12
 Item 5. Market For Registrant's Common Equity and
         Related Stockholder Matters......................................   12
 Item 6. Selected Financial Data..........................................   13
 Item 7. Management's Discussion and Analysis of Financial Condition
 and Results of Operations................................................   15
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   25
 Item 8. Financial Statements and Supplementary Data......................   25
 Item 9. Changes in and Disagreements with Accountants on Accounting
 and Financial Disclosure.................................................   25
 Item 9A. Controls and Procedures.........................................   26
 PART III.................................................................   26
 Item 10. Directors and Executive Officers of the Registrant..............   26
 Item 11. Executive Compensation..........................................   26
 Item 12. Security Ownership of Certain Beneficial Owners and Management..   26
 Item 13. Certain Relationships and Related Transactions..................   26
 Item 14. Principal Accounting Fees and Services..........................   26
 PART IV..................................................................   27
 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...27
-----------

CIC(R)and its logo, Handwriter(R), Jot(R), InkTools(R)??, Sign-it(R)??, WordComplete(R)?, and? INKshrINK(R)and The Power To Sign Online(R)are registered trademarks of the Company. HRS(TM), InkSnap(TM), PenX(TM), QuickNotes(TM), RecoEcho(TM),? Sign-On(TM)?? Speller(TM)and iSign(TM)?are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

                                     PART I
Item 1.  Business

     Unless otherwise stated all amounts in Parts I through Part IV are stated in thousands ("000s").

General

     Communication Intelligence Corporation (the Company or "CIC") is the leading supplier of biometric signature verification and natural input software and a leading supplier of electronic signature solutions focused on emerging, high potential applications including paperless workflow, handheld computers, smartphones and eCommerce, enabling the world with "The Power to Sign
Online(R)". CIC's products are designed to increase the ease of use, functionality, and security of electronic devices and eBusiness processes. CIC sells directly to OEMs and Enterprises and has products available through major retail outlets such as, CompUSA, Staples, OfficeMax, and key integration/channel partners or direct via our website. Industry leaders such as Charles Schwab, Fujitsu, Handspring, IBM, Oracle, PalmSource, Prudential, Siebel Systems, Sony Ericsson, Symbol and TVA have licensed the company's technology. CIC is headquartered in Redwood Shores, California and has a joint venture, CICC, in Nanjing, China. For more information, please visit our website at http://www.cic.com (the information on our website, however, is not part of this annual report).

     Revenues for the year ended December 31, 2003 decreased 7% to $3.0 million as compared to $3.3 million for the prior year. Revenue was negatively impacted by the continuing weak economy and uncertainty of the geopolitical climate throughout 2003 suppressing corporate confidence and delaying IT spending. Despite difficult market conditions, eSignature revenue for the last six months of 2003 increased approximately 90% over 2002, from $407,000 to $768,000 and the 2003 eSignature revenue for all of 2003 increased to $1.8 million from $1.6 million or 11% over 2002 revenues. This increase in 2003 eSignature revenue virtually offset the decline in natural input revenue that was significantly impacted by declining handheld computer and smartphone shipments and a decline in retail related sales of our text entry products.

     A November 2003 report by IDC indicates that IT spending will increase 5% globally in 2004, pent up corporate IT demand having reached unprecedented levels, and a November 2003 Goldman Sacks survey projects that the financial services industry is the most likely to boost IT spending in 2004.

Segments

     The Company's financial information is presented in two segments--handwriting recognition software and systems integration. The handwriting recognition segment is comprised of three revenue categories: OEM, enterprise and online sales. All handwriting recognition software is developed around the Company's core technology. Systems integration represents the sale and installation of third party computer equipment and systems that use the Company's software products. All systems integration revenue is generated through the Company's joint venture.

Core Technologies

     The Company's core  technologies are classified into two broad  categories:
"natural input technologies" and "transaction and communication enabling technologies." These technologies include multilingual handwriting recognition systems (Jot(R) and the Handwriter(R) Recognition System, referred to as HRS(TM)), electronic signature, handwritten biometric signature verification, cryptography, electronic ink recording tools (InkTools(R), Sign-it(R), iSign(TM), SignatureWallet(TM) and Sign-on(TM)), and operating system extensions that enable pen input (PenX(TM)). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM), and InkSnap(TM)) and software that can predict text input (WordComplete(R)).

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

 QuickNote
 and InkSnap       Electronic handwritten notetaking software

 Sign-it
 and Sign-it
 Server            Electronic signatures for the enterprise market

 Sign-On and
 SignatureWallet   Biometric Signature verification software for device
                   access and data protection

 WordComplete      Predictive text entry software

Products and upgrades for the Handwriting recognition products that were introduced and first shipped in 2003 include the following:

iSign for Windows v2.1
InkTools for Windows v2.7
Jot for Palm OS v2.01 - v2.04
Sign-it for Acrobat v3.3 - v3.4
Japanese Sign-it for Acrobat v3.4
Sign-it for Word v4.1
Signature Wallet for Palm OS v2.0
WordComplete v3.0 - v3.03
Chinese Sign-it for Word v1.0
ChineseSign-it for Acrobat v1.0
Chinese Sign-it Server v1.0
Chinese OCX Tools w/ WPS & TIFF support

     Handwriting recognition software analyzes the individual strokes of characters written with a pen/stylus and converts these stokes into machine-readable text characters. This software is especially useful for portable electronic devices that are too small to employ a keyboard, and for the input of ideographic script characters such as those used in written Chinese and Japanese. The Company currently has two recognition system offerings, Handwriter and Jot. CIC's Handwriter Recognition System ("HRS(TM)") recognizes handwritten input on Windows and Windows CE based pen computers and desktop PCs for either English or simplified and traditional Chinese characters. HRS accurately recognizes handwritten characters with no recognizer training required, so the user can write naturally. HRS is a full-context recognizer that offers some unique features such as automatic spacing between words and automatic capitalization of the first letter of new sentences. HRS is also an integral component of the Company's PenX software and Inktools Software Development Kit ("SDK") that is currently sold to consumers, OEMs and vertical market channel partners.

     Jot recognizes handwritten input and is specifically designed for small devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot offers a user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to memorize unique characters or symbols. This recognizer offers rapid and accurate recognition without requiring the consumer to spend time training the system. Jot has been licensed to such key OEMs as:
Microsoft, Sony Ericsson, Symbian, palmOne, PalmSource, National Semiconductor and Vtech. Jot has been ported to many operating systems, including Palm OS, Windows, Windows CE, VT-OS, EPOC, QNX, Linux and OS/9, and is currently under development for others. The standard version of Jot, which is available through OEM, Enterprise and Online product offerings, recognizes and supports input of Roman-based Western European languages.

     InkTools is an electronic signature and handwritten signature verification software developers' kit that captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. InkTools provides an effective and inexpensive handwriting security check for immediate authentication. It also stores certain forensic elements of a signature for use in determining whether a person actually electronically signed a document. The InkTools kit also includes software libraries for industry standard encryption and hashing to protect the sensitive nature of a user signature. Commercial applications for this type of software include document approval, verification of the identity of users participating in electronic transactions and securing log-in access to computer systems or protected networks. This software toolkit is used internally by CIC as the underlying technology in its Sign-On, iSign, SignatureWallet and Sign-it products as well as the integrated solutions provided by the Systems Integration operation of the joint venture in China. It has been licensed to numerous key development partners and end-users, including Chase Manhattan Bank, EDS, BNX, Siebel Systems and Nationwide (UK).

     Sign-On and SignatureWallet are product offerings that utilize the Company's handwritten biometric signature verification technology to provide access and data security on portable devices. This provides the additional level of security needed for devices that are increasingly being used in business and generally contain sensitive data. Currently available for the Palm 3.x or later, Windows CE and Windows XP Tablet PC Edition operating systems, the product is also being ported to other platforms.

     Sign-it is a family of electronic signature products for recording electronic signatures as they are being written as well as binding and verifying electronic signatures within standard consumer applications. These products combine the strengths of handwritten signatures and cryptography to process, transact and create electronic documents with the same legal standing as a traditional wet signature on paper in accordance with the Electronic Signature in National and Global Commerce act. Organizations wishing to process electronic forms requiring varying levels of security can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word, AutoCAD and Adobe(R) Acrobat(R), while support for additional application environments are in development.

     iSign provides functionality similar to InkTools but was specifically designed for web based architectures. The current product supports either a Windows implementation with Internet Information Server and Internet Explorer or Java implementations based on J2EE. The product was designed to meet the needs of higher-end server products and a broad base of client systems, which can range from Windows devices to PDAs.

Enterprise Revenues

     The Company's Enterprise related revenue for the last six months of 2003 increased approximately 90% over 2002, from $407,000 to $768,000 and the total 2003 revenue increased to $1.8 million from $1.6 million, or 11% over 2002, reflecting the increasing demand for CIC's eSignature solutions. The Company believes that the increasing focus on corporate accountability, including a growing demand for auditable business approval processes, is driving many enterprises to add eTransactions to their priority deployments in 2004.

Enterprises that have licensed the Company's technology include the following:

 Licensee              Product(s) licensed   Application of Products
 --------------------- -------------------   -----------------------------------
 Accelio                     Inktools        E-Signature for mobile forms
 Agricultural Bank of China  InkTools        E-signature for document automation
 Al-Faris                    Multiple        Reseller and integrator in the
                                             Middle East focused on e-signatures
 Allergan Sales              Sign-It         Clinical regulatory applications
 Ameridial                   Inktools        E-signature for internal
                                             use documents
 Assurant Group              Sign-It         Sales force automation, new
                                             account openings
 Audata, Limited             Multiple        Multiple applications focused
                                             on paperless environment and
                                             security
 Baptist Health              Inktools        E-signature for patient records
 BF Goodrich, Aircraft       Sign-It         E-signature for internal use;
                                             Sensor Division documents
 Canada Customs              Sign-It         E-signature for internal use
                                             documents
 Charles Schwab              Sign-It         New account openings
 China Ministry of Railways  InkTools        E-signature for document automation
 Decade Software             PenX & InkTool  Windows pen computer upgrades
 E-Com Asia Pacific Pty Ltd. Multiple        Regional reseller, multiple
                                             applications
 EDS                         InkTools        Information assurance for network
                                             and application security
 Federal Reserve Bank        Sign-On         Biometric mobile device; access
                                             security
 FMC Corp.                   Sign-It         E-signature for internal use
                                             documents
 First American Bank         Sign-It         E-signature for various financial
                                             and internal documents
 First Command Financial     Sign-It         E-signature for document automation
 IA Systems                  InkTools        E-signature for loan organization
 ILI Technologies, (Ltd.)    InkTools
                             & iSign         Various e-signature applications
                                             for the vertical markets in Israel
 Industrial & Commercial     InkTools        E-signature for document automation
 Bank of China

 Licensee                      Product(s) licensed  Application of Products
 ----------------------------- -------------------------------------------------
  Integrate Online              InkTools      Mortgage closing
  Nanjing Agricultural Bureau   InkTools      E-signature for document
                                              automation
  National Healthcare           Sign-It       E-signature for document
                                              automation
  Nationwide Building Society   InkTools      E-signature for document
                                              automation
  Naval Surface Warfare         InkTools      E-signature for material center
                                              receipts
  Novabase                      Sign-It       Systems integrator for various
                                              vertical market
                                              applications
  Old Republic National         Sign-It       Title processing applications
  Orange County, CA             Sign-It       Automate building permit process
  PHT Corporation               Sign-It       Clinical trial documents
  Physician WebLink             Sign-It       Automate patent enrollment
                                              / records / billing
  Proware                       InkTools      E-signature for judicial orders
  Prudential Insurance Co.      Sign-It EX    E-Signature for mobile forms
  PSC Communications            Multiple      Reseller and OEM partner in the
                                              UK focused on
                                              e-signature
  PureEdge                      Sign-It       E-signature for financial
                                              documents
  RecordsCenter.com             InkTools      Legal contracts and other
                                              significant documents
  St. Vincent's Hospital        Multiple      E-signature for document
                                              automation
  Siebel                        Multiple      Sample delivery of regulated drugs
  Siemens Medical Solutions     Multiple      E-signature for healthcare
  Symbol Technologies           Multiple      Reseller for all major products
  Tennessee Valley Authority    Multiple      E-signature for approval of
                                              internal documents
  Turner Construction/Oracle    iSign         E-signature for document
                                              automation
  Wisconsin Electric Power      Sign-On       Biometric mobile device; access
                                              company security

     A recent report by IDC indicates that IT spending will increase 5% globally in 2004, pent up corporate IT demand having reached unprecedented levels, and a year end Goldman Sacks survey projects that the financial services industry is the most likely to boost IT spending in 2004.

OEM Revenues

     OEM revenue representing the Company's natural input products for 2003 declined 18% versus the prior year, to $218 from $266, reflecting the continuing depressed levels of shipments for both handheld computers and touch screen enabled smartphones.

     In early 2003, PalmSource announced that it had licensed CIC's Jot(R) handwriting recognition software to replace Graffiti(R) as the standard and only handwriting software on all new Palm Powered(R) devices. Under this agreement,

"Graffiti 2 powered by Jot" is embedded by PalmSource in current versions of its Palm OS(R) platform. The new Graffiti 2 handwriting software supports an intuitive, more natural form of input, minimizing learning time for new users and easing the transition for experienced users. Due to the continuing depressed levels of handheld computer shipments throughout 2003 and existing OEM inventory levels, the transition by OEMs to PalmSource's latest operating systems (with Graffiti 2/Jot) was much slower than anticipated. CIC first received royalties in the second quarter of 2003, representing less than 10% of total PalmSource OS reported shipments with fourth quarter royalties reflecting approximately 70% of total PalmSource OS reported shipments. It is projected that the transition to Jot based PalmSource operating systems by OEM's will exceed 90% in the second quarter of 2004 thereby providing CIC increased royalties from Palm Powered devices being shipped. Industry estimates project that 2004 PalmSource shipments will be up 14% over 2003.

Online/Retail Revenues

     Revenues from the Company's software sold directly through it's website, (www.cic.com) and at the retail point of sale totaled $300 in 2003, 15% below the $351 for the prior year, reflecting the continuing suppressed levels of handheld computer shipments in 2003 as well as the overall decrease in consumer spending both online and at retail stores due to the continuing weak economy.

     Retail sales are generated through an agreement with Elibrium Inc., that positions CIC's Palm OS based software offerings directly at the point of sale at retailers including Comp USA, Staples, and Office Max, and from leading online suppliers of software enhancements for Palm powered devices, Handango and PalmGear.

China Handwriting Recognition Revenues

     CIC China ("CICC"), 90% owned by CIC, was established over nine years ago and is headquartered in Nanjing China. The Joint Venture is 10% owned by Jiangsu Hongtu Electronics Group, the leading DVD supplier in the US with its APEX brand, and a leading supplier of other high technology products and systems.

     Revenue from CICC totaled $1.0 million in 2003, a decline of 18% over the $1.2 million in the prior year. Revenue from eSignature based software increased 33% in 2003 over 2002, from $239 to $319, reflecting China's increasing demand for office automation, their robust economy and CICC's channel strategy implemented in the second quarter of 2003. This channel strategy leverages the installed base of reference accounts to attract major channel partners who can rapidly establish China-wide market coverage and penetration for CIC's technology. Some key CIC China deployments in 2003 included Hudong-Zhonghua, China's largest shipbuilder, SINOPEC, China's second largest oil producer and the Shanghai Municipal Government.

System Integration Revenues

     The growth in the eSignature based revenue was offset by the decrease in system integration related revenue. Over the prior two years, CICC has emerged as the leading supplier in Jiangsu Province of a fast growing mobile industry application for regulated goods with an estimated 70% market share. The decline in system integration revenue reflects the decision not to expand this business to other provinces, which would require significant increases in base costs to provide turn-key capabilities, but rather to focus on the emerging high potential eSignature/ office automation market in China, leveraging channel partners capabilities.

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

     OEM Licensed Products. The Company currently licenses software products for Windows(R)3.x, Windows95, Windows'98, WindowsNT, WindowsCE, EPOC, QNX, VT-OS, Palm and Linux. The Company also ports its products to other platforms to meet the specifications of licensees. The Company's PenX, Sign-it, and Handwriter Recognition System are licensed for portable PCs utilizing the, Windows98, Windows NT, Windows 2000, Windows XP and WindowsCE operating systems and are primarily used for field force automation and in pen-input PC peripherals for desktop use. Jot, QuickNotes, Sign-On, WordComplete and the Company's software keyboard are licensed primarily for the new, smaller classes of personal computers that utilize the Windows CE operating systems and handheld communicators such as smartphones and PDAs that use the Palm or Symbian operating system.

     Enterprise Solution Products. The Company offers several products targeted at the broad enterprise market. The Company believes that this market could benefit from workflow automation solutions using electronic signatures or handwriting authentication such as new account openings, regulated document submissions and device/network security. For these markets, the Company offers several products, including InkTools, a high performance software developer's kit for implementing systems using electronic ink and electronic signatures, which is available for almost all major operating systems: it also offers iSign, which provides the same functionality as InkTools but is specifically designed for distributed application architectures and Sign-it, which is designed to provide this functionality within the framework of the most common word processing applications and electronic form publishing environments.

     Online Product Offerings. The Company's Online Sales department is charged with the sale of its shrink-wrapped software applications and tools. This currently includes most of the Company's products and everyone from consumers to software developers and corporations are customers. These products are sold through retail outlets and over the Internet, on the Company's own website, and by other Internet-based electronic resellers. Consumer versions of these products are being sold for users of the Palm connected organizers and Windows CE devices. Much of the growth in Online sales since 1998 was attributable to sales of these products to users of Palm OS devices.

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

     Over the years, the Company has developed and patented major elements of its software offerings and technologies. In addition, in October 2000 the Company acquired, from PenOp, Inc. and its subsidiary, a significant patent portfolio relevant to the markets in which the Company sells its products. The Company's material patents and the years in which they each expire are as follows:

       Patent No.                           Expiration
 ------------------------------------ --------------------------------------
         4718102                              2005
         5049862                              2008
         5544255                              2013
         5647017                              2014
         5818955                              2015

        Patent No.                           Expiration
 ------------------------------------ --------------------------------------
          5933514                              2016
          6064751                              2017
          6091835                              2017
          6212295                              2018
          6381344                              2019
          6487310                              2019

     The Company believes that these patents provide a competitive advantage in the electronic signature and handwriting recognition markets. The Company believes the technology covered by the patents is unique and allows it to produce superior products. The Company also believes these patents are very broad in their coverage. The technology goes beyond the simple handwritten signature and includes measuring electronically the manner in which the person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that any product with substantially similar functionality will infringe its patents. Moreover, because the majority of these patents do not expire for between 9 and 15 years from the date hereof, the Company believes that it has sufficient time to develop new related technology, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time the patents will deter competitors from introducing competing products without creating substantially different technology or licensing its technology.

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

Material Customers

Handwriting Recognition Segment

     Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer, a national insurance company, accounted for 19% of total segment revenues for the year ended December 31, 2003. One customer, Nationwide Building Society, accounted for 11% of total segment revenues for the year ended December 31, 2002. One customer, The Prudential Insurance Company of America accounted for 16% of total segment revenues for the year ended December 31, 2001.

Systems Integration Segment

     One customer, Fujitsu Ltd. accounted for 21% of total system integration revenue for the year ended December 31, 2003. This same customer accounted for 30% and 16% of total segment revenues for the years ended December 31, 2002 and 2001, respectively.

Seasonality of Business

     The Company believes that neither of its segments is subject to seasonal fluctuations.

Backlog

Handwriting Recognition Segment

     Backlog approximated $170 at December 31, 2003, representing advanced payments on service maintenance agreements that are expected to be recognized over the next twelve months. At December 31, 2002 and 2001, backlog approximated $247 and $88, respectively, representing advanced payments on service maintenance agreements and non-recurring engineering projects.

Systems Integration Segment

     There was no backlog at December 31, 2003. At December 31, 2002, 2001, backlog was approximately $34 and $178, respectively.

Competition

Handwriting Recognition Segment

     The Company faces competition at different levels. Certain competitors, e.g., PenPower Group, and Decuma AB, have developed or are developing software offerings, which may compete directly with the Company's offerings. Most of the Company's direct competitors, e.g., Microsoft Corporation, Silanis Technology, Inc., and Advanced Recognition Technology, Inc., have focused on only one element of such offerings, such as handwriting recognition technology, signature capture/verification or pen-based operating environments or other pen-based applications. The Company believes that it has a competitive advantage in some cases due to its range of product offerings. There can be no assurance, however, that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies that would render its products or technologies obsolete or non-competitive.

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

Employees

     As of December 31, 2003, the Company employed an aggregate of 48 full-time employees. The Company's handwriting recognition segment consisted of 40 employees, 18 of which are in the United States and 22 of which are in China. The Company employed 8 full-time employees in its systems integration segment in China. From time to time, the Company also utilizes additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company's employees are a party to a collective bargaining agreement.

Geographic Areas

     For the years ended December 31, 2003, 2002, and 2001, the Company's sales in China as a percentage of total sales were 34%, 38% and 29%, respectively. For the year ended December 31, 2003, 2002, and 2001, the Company's sales in the United States as a percentage of total sales were 66%, 62% and 71%, respectively. Included in the U.S. sales are export sales. For the years ended December 31, 2003, 2002, and 2001, the Company's export sales as a percentage of total revenues were approximately 14%, 12%, and 16%, respectively.

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

Item 2. Properties

     The Company currently leases its principal facilities, consisting of approximately 9,634 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2006. The Joint Venture leases approximately 1,500 square feet in Nanjing, China. The Company believes that its current facilities will be suitable to continue operations in the foreseeable future.

Item 3. Legal Proceedings

     There were no legal proceeding pending at December 31, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     None
                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the NASDAQ Over the Counter Bulletin Board ("OTC") under the trading symbol CICI.OB. Prior to March 14, 2003 it was listed on the Nasdaq SmallCap Market under the symbol CICI. The following table sets forth the high and low sale prices of the common stock for the periods noted.

                                                             Sale Price
                                                              Per Share
     Year    Period                                         High      Low

     2002    First Quarter..............................   $ 1.18  $ 0.56
             Second Quarter.............................   $ 1.15  $ 0.63
             Third Quarter..............................   $ 0.66  $ 0.24
             Fourth Quarter.............................   $ 0.50  $ 0.21
     2003    First Quarter..............................   $ 0.53  $ 0.13
             Second Quarter.............................   $ 0.44  $ 0.15
             Third Quarter..............................   $ 0.65  $ 0.34
             Fourth Quarter.............................   $ 0.45  $ 0.30
     2004    First Quarter (through March 26, 2004).....   $ 1.10  $ 0.35

     As of March 26, 2004, the closing sale price of the Common Stock on the Nasdaq OTC was $0.65 per share and there were approximately 942 registered holders of the Common Stock.

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

     All securities sold during 2003 by the Company were either previously reported on our form 10Qs filed with the Securities and Exchange Commission or sold pursuant to registration statements filed under the Securities Act of 1933, as amended.

     During the three months ended December 31, 2003, the Company granted 30,000 and 25,000 stock options, respectively, to two employees with an exercise price of $0.37 and $0.39 per share, respectively, under the Company's 1999 Stock option Plan. During the years ended December 31, 2003,2002, and 2001, respectively, the Company granted the following options to purchase Common Stock to employees at the prices per share.

                                                  Approximate Exercise
            Year             Number of Shares         Price Per Share
  --------------------- ----------------------- ------------------------
            2003                   858                    $0.32
            2002                 1,108                    $0.60
            2001                 1,367                    $1.21

     The information required by Item 201(d) of Regulation S-K is incorporated by reference to Note 6 ("Stockholders Equity") of Notes to Consolidated Financial Statements for the Year Ended December 31,2003, pageF-17.

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of December 31, 2003, 2002, 2001, 2000, and 1999 and for each of the years in the five-year period ended December 31, 2003 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Year Ended December 31,
                                ------------------------------------------------
                                 2003      2002      2001      2000      1999
                                ------------------------------------------------
                                    (In thousands, except per share amounts)
Statement of Operations Data:
Revenues......................  $3,034    $3,272    $5,947    $7,312    $ 6,518
Research and development
 expenses(1)..................   1,302     1,485     1,808     1,603      1,363
Sales and marketing expenses..     905     1,543     2,054     2,239      1,877
General and administrative
 expenses.....................   2,219     2,424     2,791     2,181      1,683
Loss from operations..........  (2,157)   (3,337)   (2,946)   (1,607)    (1,722)
Net loss available to common
 stockholders.................  (2,345)   (3,561)   (3,215)   (1,799)    (1,740)
Basic and diluted loss
 per share....................   (0.02)    (0.04)    (0.04)    (0.02)     (0.02)

                                              As of December 31,
                                 -----------------------------------------------
                                  2003       2002      2001     2000       1999
                                 -----------------------------------------------
                                               (In thousands)
Balance Sheet Data:
Cash, cash equivalents
 and restricted cash...........  $1,039    $  711    $ 2,588   $ 2,349   $ 2,374
Working capital(2).............  (2,895)      443      3,017     3,109     3,054
Total assets...................   7,215     7,168     10,072    11,302     4,963
Deferred revenue...............     165       165         88        61        35
Long-term obligations..........      13     3,000      3,000     1,427     1,338
Stockholders' equity (3).......   2,187     2,934      6,060     8,307     2,349
-----------

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $20, and $20, for the years ended December 31, 2001, and 2000, respectively. No software development costs were capitalized in the years ended December 31, 2003 and 2002.

(2) Current liabilities used to calculate working capital at December 31, 2003, 2002, 2001, 2000, and 1999 include deferred revenue of $165, $165, $88,
     $61, and $35, respectively.

(3)  The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Unless otherwise stated herein, all figures in this MD& A section are stated in thousands ("000s").

Overview

     The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2003, operating losses aggregated approximately $12 million and at December 31, 2003, the Company's accumulated deficit was approximately $82 million.

New Accounting Pronouncements

     See note 1, Notes to Financial Statements included under Part IV. Item 15.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, inventory, customer base, software development costs research and development costs, foreign currency translation and net operating loss carryforwards. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company's management in the preparation of the consolidated financial statements.

     Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 101 ("SAB 101") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the FASB's Emerging Issues Task Force. The Company recognizes revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company products to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period. Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post contract support.

     Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed and the Company has delivered its product according to contract specifications. Deferred revenue is recorded for upgrades, enhancements and post-contract support, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period. Vendor specific objective evidence of the fair value for multiple element software license agreements is determined by the price charged for the same element when sold separately or the price determined by management having the relevant authority when the element is not yet sold separately. The price established by management for the element not yet sold separately will not change prior to separate introduction of that element into the marketplace.

     Revenue from system integration activities, which represents the sale and installation of third party computer equipment and limited related consulting services, is recognized upon installation of the third party hardware and/or software as projects are short term in nature, provided that a contract exists, collectibility of the receivable is reasonably assured and the system is functioning according to specifications. Service subscription revenues associated with the system integration activities are recognized as costs are incurred or over the service period which ever is longer.

     The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company's historical experience, the Company's estimates of recoverability of amounts due it could be affected and the Company would adjust the allowance accordingly.

     The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents, the Company then determines if an impairment of its assets has occurred. The Company reassess the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

o whether there are legal, regulatory or contractual provisions known to it that limit the useful life of each patent to less than the assigned useful life;

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. As of December 31, 2003, 2002 and 2001, such costs were insignificant.

     Research and Development Costs. Research and development costs are charged to expense as incurred.

     Foreign Currency Translation. The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company's consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for long-term assets and liabilities that are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates. Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the year ended December 31, 2003, 2002 and 2001, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2003 of $27 million based upon the Company's history of losses.

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

Results of Operations

     The following table provides unaudited financial information for each of the Company's two segments.

                                              Years Ended December 31,
                                         2003             2002            2001
                                     ------------     -----------   ------------

  Handwriting recognition
    Online/retail                    $     300         $     351      $     913
    Corporate                            1,703             1,667          2,958
    Nonrecurring Maintenance fees
    (net)--M10 (previously PenOp)            -                 -            352
    China                                  319               239            323
                                     ------------     ------------   -----------

Total Handwriting recognition        $   2,322         $   2,257      $   4,546
Systems integration
    China Total Systems integration  $     712         $   1,015      $   1,401
                                     ------------     ------------   -----------

Total revenues                       $   3,034         $   3,272      $   5,947
                                     ------------     ------------   -----------

Cost of Sales
    Handwriting recognition          $     141         $     423      $   1,149
    Systems integration                    624               734          1,091
                                    ------------     ------------   -----------
Total cost of sales                  $     765         $   1,157      $   2,240

Operating cost and expenses
   Research and development          $   1,302         $   1,485      $   1,808

                                               Years Ended December 31,
                                         2003             2002            2001
                                     -----------      ------------   -----------

   Sales and Marketing                     905             1,543          2,054
   General and administrative            2,219             2,424          2,791
                                     -----------      ------------   -----------

Total operating costs and expenses   $   4,426         $   5,452      $   6,653
                                     -----------      ------------   -----------

Interest and other income (expense)
     net, and minority interest      $    (188)        $    (224)     $    (269)
                                     -----------      ------------   -----------

Net loss                             $  (2,345)        $  (3,561)     $  (3,215)
                                     ===========      ============   ===========

Amortization of intangible assets
   Cost of sales                     $      14         $      14      $      12
   General and administrative              379               378            440
                                     -----------      ------------   -----------
Total amortization of intangible
assets (See note 1)                  $     393         $     392      $     452
                                     ===========      ============   ===========


Years Ended December 31, 2003 and December 31, 2002

Revenues

     Handwriting recognition segment. Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues increased 3%, or $65, to $2,322 for the twelve months ended December 31, 2003 as compared to $2,257 in the comparable prior year.

     Online/retail revenues declined 15%, or $51, for the twelve months ended December 31, 2003, compared to the prior year. In November of 2002, PalmSource replaced Graffiti(R) with CIC's Jot as the standard and only handwriting software on all new Palm PoweredTM devices. The Company believed that future online/retail revenues would increase due to the Palm license agreement, as Palm operating system users were expected to upgrade the software on their devices to the Company's Jot product. The Company did experience increases in online/retail revenues in the first and second quarters of 2003 that it believed were the result of the Palm announcement. The increases were short lived and the Company believes that the increase in online/retail revenues were not sustained due to economic conditions and significantly reduced consumer spending. The Company does not anticipate that it will experience significant increases in its Online/Retail revenues in the near future.

     Corporate revenues increased 2%, or $36, over the twelve months ended December 31, 2003, compared to the prior year. OEM revenues for natural input products included in corporate sales decreased 18%, or $48, over the twelve months ended December 31, 2003, compared to the prior year. This decrease was primarily due to decreases in the amount of royalty reported by two of the Company's licensees. The Company believes OEM revenues will increase in 2004 as Palm Source shipments of the older operating system are replaced with their new operating system incorporating the Company's Jot product. Despite Palm's prediction of declines in projected shipments of its products, the Company believes new agreements signed with Symbol Technologies, Inc. and VeriFone will offset any downturn in Palm unit shipments and lead to increased OEM revenues in 2004. Enterprise sales included in corporate sales increased 6%, or $84, during the twelve months ended December 31, 2003, compared to the prior year. The increase in enterprise revenues was due to an increase in orders in 2003 compared to 2002. The Company believes that enterprise revenues will increase in 2004 due to the relationships it has established with new channel partners and value added resellers.

     Software sales in China increased 33%, or $80, over the twelve months ended December 31, 2003, compared to the prior year. The increase is due to the continued sales efforts focused on establishing China-wide channel partners to accelerate sales growth implemented in the second quarter of 2003.

     Systems integration Segment. System integration segment revenue declined 30%, or $303, to $712 during the twelve months ended December 31, 2003, compared to $1,015 in the prior year. The Company believes that the SARS related health crises in China in the first half of 2003 negatively impacted system integration revenues and further hampered the implementation of its plans to expand its system integration sales efforts into other provinces in China. The decrease also reflects the need for the Joint Venture to expand sales coverage from a traditional focus on the local Nanjing and Jiangsu Province markets to other provinces within China. The potential return of SARS during the winter and early spring months may again negatively impact system integration revenues due to customer contact required during the selling and installation phase of the system integration revenue cycle.

Cost of Sales.

     Handwriting recognition segment cost of sales includes royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 67%, or $282, to $141 for the twelve months ended December 31, 2003 compared to $423 in the prior year period.

     Online/retail cost of sales decreases 93%, or $242, to $17 for the twelve months ended December 31, 2003 compared to $259 in the comparable prior year period. The decrease was due primarily to the elimination of the direct mail campaign and related costs as a result of reductions in the number of names available and a poor sales close rate. The Company does not anticipate a material increase in costs associated with online/retail sales and has no plans to reinstate the direct mail program in the foreseeable future.

     Enterprise and OEM cost of sales decreased 69%, or $66, to $30 for the twelve months ended December 31, 2003 compared to $96 in the prior year. The decrease was due primarily to the lower volume of third party hardware sales and engineering development costs associated with sales compared to the same period last year.

     Handwriting recognition segment cost of sales for software sold in China increased 38%, or $26, to $94 for the twelve months ended December 31, 2003 compared to $68 in the prior year period. The increase is due to a higher component of third party hardware included with the sales during the first half of 2003 compared to the first half of 2002. The Company anticipates that third party hardware sales associated with the software sold in China will increase in the future due to the method of selling software solutions in China.

     Systems integration segment cost of sales decreased 15%, or $110, to $624, for the twelve months ended December 31, 2003 compared to $734 in the prior year period. The decrease in costs was due primarily to the lower sales volumes. The cost of sales as a percentage of sales was 88% in 2003 compared to 64% in the prior year period. The Company took a one time charge of $38 to cost of goods sold for older inventory associated with the System Integration segment in the fourth quarter of 2003. The Company believes that systems integration cost of sales will remain at the higher percentage of sales as the Joint Venture expands its sales territories into other provinces where competition will become a more significant factor.

Operating expenses

     Research and Development Expenses. Research and Development expense decreased 12%, or $183, to $1,302 for the twelve months ended December 31, 2003, as compared to $1,485 in the prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense declined 13%, or $126, to $828 for the year ended December 31, 2003, as compared to $954 in the prior year period, due primarily to the reduction in head count of two engineers. Outside engineering cost and expenses declined 68%, or $67, to $31 for the year ended December 31, 2003, compared to $98 in the prior year periods. The decline is due primarily to a reduction in the use of outside engineering services compared to the prior year. Other engineering expenses decreased 6%, or $28, to $442 for the twelve months ended December 31, 2003 as compared to $470 in the prior year period. The decrease is primarily due to lower maintenance and depreciation expense compared to the prior year periods. Engineering costs transferred to cost of sales decreased $38 due to less development contract work performed in 2003 as compared to 2002. The Company believes that the reductions in engineering head count and expenses will not have an adverse effect on its product engineering and development efforts. The Company draws on the engineering capabilities of the Joint Venture as required and, maintains a relationship with an outside engineering group familiar with its products. These two resources can be engaged on an as needed basis to fill future engineering requirements.

     Sales and Marketing Expenses. Sales and marketing expenses declined 41% or $638, to $905 for the year ended December 31, 2003, compared to $1,543, for the comparable period in the prior year. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses declined 46%, or $288 for the year ended December 31, 2003, compared to the prior year period. The decline in salaries and related expense is due primarily to the actions taken in the prior year, in the face of the declining economic environment and reduced IT spending, which resulted in a reduction of three sales persons during the first three quarters of 2003 compared to the prior year. The Company continues to roll out a channel strategy for its handwriting recognition segment intended to increase the amount of market coverage by utilizing the sales force of the channel partners. The Company continues to sign new partner agreements in both the US and China. The Company believes these channel partners will produce increasing revenues in the near term. Professional services declined 89%, or $65, during the year ended December 31, 2003, compared to the prior year period. The decline is primarily due to $37 in outside commission expense and $14 in salaries expense paid to an outside sales consultant during the prior year. Advertising expense decreased 100%, or $112, for the year ended December 31, 2003, compared to the prior year period. This decrease is due to the discontinuance of in-the-box advertising for the Company's natural input products during 2003, as compared to the prior year period. Commission expense decreased 24%, or $34, to $100 for the year ended December 31, 2003, compared to $134 in the comparable period in the prior year. The decrease in commission expense is due primarily to an increase in OEM revenues which are considered house accounts and have no commission due on the revenue compared to the prior year. Other expenses including travel, general office and allocated facilities expenses declined $140 in 2003 as compared to 2002 due to reduced head count.

     General and Administrative Expenses. General and administrative expenses decreased 8%, or $205, to $2,219, for the year ended December 31, 2003, compared to $2,424 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 3%, or $24, for the year ended December 31, 2003, compared to the same period last year, due primarily to salary increases. Professional service expenses which include consulting, legal and outside accounting fees, decreased 21%, or $128, to $468 compared to $596 in the comparable prior year. The decrease was due primarily to a decreases in legal fees during the twelve months ended December 31, 2003 compared to the prior year. Other administrative expenses decreased 2%, or $18, during the year ended December 31, 2003, compared to the prior year period. The decrease was due primarily to reduced spending.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense), net increased $18 to $1 income for the year ended December 31, 2003, compared to the prior year period. The increase in income was due to the refund of value added tax from 2002 received by the Joint Venture and the elimination of credit card fees as a result of outsourcing the Company's web store at the end of the first quarter of 2003.

     Interest expense. Interest expense remained constant at $205 for the years ended December 31, 2003 and 2002, respectively. Despite the decrease in the interest rates during the current year, the increase of $750 in short term debt and resultant interest expense offset the decline over the prior year.

Years Ended December 31, 2002 and December 31, 2001

Revenues

     Handwriting recognition segment. Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues declined 51%, or $2,332, to $2,214 for the twelve months ended December 31, 2002, as compared to $4,546 in the comparable prior year.

     Online/retail revenues declined 62% or $562 for the twelve months ended December 2002, compared to the prior year. This decrease was primarily due to the curtailment of the direct mail campaign at the end of the second quarter

2002 due to the reduced availability of new names and poor sales close rate compared to the prior year. In November 2002, PalmSource replaced Graffiti(R) with CIC's Jot as the standard and only handwriting software on all new Palm PoweredTM devices. The Company believes future online/retail revenues will increase due to the Palm license agreement as Palm operating system users are expected to upgrade the software on their devices to the Company's Jot product. Due to the current economic conditions and poor consumer spending the timing and amount of the anticipated increase in online/retail revenues are difficult to predict.

     Corporate revenues decreased 44%, or $1,291, over the twelve months ended December 31, 2002 compared to the prior year. OEM revenues included in corporate sales decreased 68%, or $782, over the twelve months ended December 31, 2002, compared to the prior year. This decrease was primarily due to a decrease in the amount of royalty reported by two of the Company's licensees located in the Pacific Rim and reduced development contract revenue recognized as compared to the prior year. The Company believes OEM revenues will increase in 2003 due to Palm Source's replacement of Graffiti(R) with the Company's Jot product as the standard and only handwriting software on all new Palm PoweredTM devices. The poor economy and Palm's prediction of declines in projected shipments of its products may limit or defer the Company's anticipated increases in OEM revenues to later in 2003. Enterprise sales included in corporate sales decreased 28%, or $509, during the twelve months ended December 31, 2002, compared to the prior year. The Company believes the decrease was due to the reduced IT spending resulting from the weak economy.

     The Company previously engaged in a transaction with PenOp to provide nonrecurring maintenance services from pre-existing PenOp contracts in the aggregate amount of $1.5 million, of which $877 was recorded (net) in the three months ended December 31, 2000. During the twelve months ended December 31, 2001, the Company recognized $352 in nonrecurring maintenance fees net of expenses of $48.

     Software sales in China declined 39%, or $127, over the twelve months ended December 31, 2002, compared to the prior year. The decrease resulted from competitive pressures from local Chinese companies with similar types of software offerings. See Competition Handwriting Recognition Segment.

     Systems integration Segment. System integration segment revenue declined 24%, or $343, during the twelve months ended December 31, 2002, compared to the prior year. The decrease was primarily due to a decrease in sales to two customers compared to the prior year and an increase in competition from small local Chinese companies. See Competition System Integration Segment.

Cost of Sales.

     Handwriting recognition segment. Handwriting recognition segment cost of sales include online/retail, corporate and China software sales costs. Such costs are made up of royalty and import tax payments, third party hardware costs, direct mail costs, amortization of intangible assets excluding patents and engineering direct costs. Cost of sales for the handwriting recognition segment decreased 63%, or $726, during the twelve months ended December 31, 2002, compared to the prior year.

     Online/retail cost of sales decreases 68% or $546 during the current year compared to the twelve months ended December 31, 2001. The decrease was due to the elimination of direct mailing campaign and related costs as a result of reductions in the number of names available and a poor sales close rate.

     Enterprise and OEM cost of sales decreased 67%, or $193, during the twelve months ended December 31, 2002, compared to the prior year. The decrease was due to the lower sales volumes of products requiring third party hardware and reduction in OEM technology import tax and engineering development costs over the twelve months ended December 31, 2002 as compared to the prior year.

     China handwriting recognition segment cost of sales increased 24%, or $13, during the twelve months ended December 31, 2002, compared to the prior year. The increase is due primarily to third party hardware costs associated with the sale of the software compared to the prior year.

Systems integration segment.

     China Systems integration segment cost of sales declined 33%, or $357, for the twelve months ended December 31, 2002, as compared to the prior year. The decrease was due primarily to the 24% decline in revenues between the twelve-month comparable periods as discussed above.

Operating expenses

     Research and Development Expenses. Research and development expenses decreased 18%, or $323, to $1,485 for the year ended December 31, 2002, as compared to $1,808 in the prior year. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. These expenses are offset by the capitalization of software development costs and direct costs associated with nonrecurring engineering contracts charged to cost of sales. The decrease was due primarily to the 71%, or $245, reduction in outside engineering costs associated with the assimilation of the PenOp intellectual property into the Company's products. In addition, salaries and related expenses decreased $123, or 11%, due to the reduction in head count of a total of three engineers compared to the twelve-month period of the prior year. Software development costs capitalized in 2002 declined 100% or $20 compared to 2001. Direct costs associated with nonrecurring engineering contracts charged to cost of sales declined 64%, or $68 during the twelve months ended December 31, 2002 as compared to the twelve months in the prior year. Travel, maintenance and allocated facilities expenses declined $43 in 2002 as compared to the twelve months in 2001. These decreases were due to reduced activity and spending resulting from lower sales experienced in 2002, compared to the twelve months in 2001.

     Sales and Marketing Expenses. Sales and marketing expenses declined 25%, or $511, to $1,543 for the twelve months ended December 31, 2002, compared to $2,054 for the twelve months in 2001. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. The decrease was primarily due to 57%, or $245, decrease in professional services and advertising expenses for the twelve months ended December 31, 2002 compared to the prior year period. The decrease was due to non-recurring expense of a marketing study completed in the prior year and the reduction in resource guide advertisements included in the box that accompanies third party handheld devices. Salaries, commissions and related expenses declined 10%, or $85, in 2002 compared to the twelve months ended December 31, 2001. The decrease was due to a reduction in personal of two sales persons in the third quarter of 2002, as the Company attempted to trim expenses in response to a weakening economy. Allocated facilities and general office expenses decreased 23%, or $180, during the twelve months ended December 31, 2002 as compared to the prior year. The decrease was primarily due to the one time charge in 2001 in recruiting costs and a decrease in the allocated facilities expenses compared to the twelve months ended December 31, 2001. The Company's sales efforts have been directed towards customers that have previously purchased products and currently have pilot programs in process utilizing the Company's software. These customers are expected to purchase additional software products once they have completed their studies and implement their software solutions. The Company believes that an improving economy and the current number of customer pilot programs nearing completion will provide future revenues over a period of time sufficient to allow us to timely expand the Company's sales efforts to generate the potential new demand.

     General and Administrative Expenses. General and administrative expenses decreased 13%, or $368, to $2,424 for the twelve months ended December 31, 2002, compared to $2,791 in the prior year. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. The decrease was primarily due to lower professional service fees resulting from the resignation of the former Chairman of the Board and the elimination of $159 in related salary and office fees and $51 in other professional fees. In addition investor relations expenses decreased 47%, or $172, compared to the twelve months ended December 31, 2001. The decrease was due to nonrecouring expenses in 2001 related to an aborted financing and reductions in the costs associated with shareholder communications. Other office expenses and allocated facilities expenses decreased 5%, or $53, over the twelve months ended December 31, 2002 compared to the prior year. These reductions were offset by an 11%, or $67, increase in payroll and related cost associated with salary increases.

Interest Income and Other Income (Expense), Net

     Interest and other income (expense) net decreased 16%, or $45, over the twelve months ended December 31, 2002 compared to the prior year. The decrease was primarily due to the decrease in the interest rate paid on the Company's $3,000 debt over the year.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2003 totaled $1,039, compared to cash and cash equivalents of $711 at December 31, 2002. This increase was primarily attributable to $2,353 provided by financing activities. These cash inflows were offset by $1,995 of cash used in operations, and $30 of cash used in investing activities. The effect of exchange rate changes on cash was immaterial. The cash used in operations was primarily due to the loss of $1,843, net of a loss on the disposal of fixed assets, provision for inventory obsolescence and depreciation and amortization of $502, and an increase in accounts receivable of $265 and reductions to other accrued liabilities of $87. These outflows were offset by reductions to inventories, prepaid expenses and other assets of $108, and increases in accounts payable and accrued compensation of $92. The cash used in investing activities of $30 was to purchase computer equipment and third party software for internal use. The $2,353 provided by financing activities consisted primarily of $1,589 in proceeds from the sale of common stock through the equity line of credit, an increase in long-term debt related party of $24 which was used to replace the van by the Joint Venture in China, and through the issuance of short-term debt of $750 with Cornell Capital Partners Ltd.. These cash inflows were offset by $7 in payments on capital lease obligations and $3 in payments of long-term debt, related party.

Financing.

     On December 19, 2003, the Company, in connection with the equity line of credit discussed below, borrowed $750 from Cornell Capital Partners, LP. The proceeds of the loan were used for working capital purposes. The loan is secured by shares of the Company's common stock held in escrow. The promissory note was due and payable in seven installments, commencing January 19, 2004 and ending on March 1, 2004, and could be paid in cash or shares of the company's common stock. The Company has the option to delay the commencement of the installment payments for an unlimited number of 30 day periods for an amount equal to 2% of the principal amount owed on or before the beginning of the current option period. The 2% fee may be made in cash or shares of common stock. Any delay in the commencement date will result in an equal delay in the due date of the note. If the note is not paid in full when due, the outstanding principal owed shall be due and payable in full together with interest at the rate of 2% per annum commencing from the due date.

     Subsequent to December 31, 2003, the Company exercised its right to delay the commencement of the installment payments by paying the 2% fee discussed above. Such fees aggregated $38 were paid in cash and expensed. The company intends to repay the loan by issuing shares of its Common stock.

     In June 2003 the Company's joint venture borrowed from one of its directors approximately $24 denominated in U. S. dollars to purchase a replacement van used in the Company's operations. The note bears interest at the rate of 5% per annum and is due in June 2006.

     In July 2002, the Company negotiated a Line of Credit Agreement expiring two years from the date of an effective registration statement with Cornell Capital Partners, LP ("Line of Credit") (see Note 1, to the Financial Statements "Equity Line of Credit Agreement"). The Company may periodically issue and sell shares of its common stock for a total purchase price of $15 million, subject to the number of shares available for issuance and the purchase price of such shares. The maximum amount of each advance is $1 million in any 30-day period. The Company must pay to Cornell Capital Partners, L.P. an advance fee equal to 6.5% of the amount of each advance. The Company filed a Registration Statement on Form S-1 covering approximately 24 million shares for use under the equity line of credit. On February 13, 2003, the Form S-1 was declared effective. The Company intends to use the proceeds from the equity line to repay short-term debt and for working capital purposes to the extent that future cash flows from operations fall short of the Company's requirements.

     The Company is required to keep the registration statement effective until the earlier of when the investor has sold all of the shares acquired under the Line of Credit or the investor is able to resell the shares under Rule 144 without regard to the volume limitations set forth in that rule. At all times, the registration statement must cover, at a minimum, the number of shares issued under the Line of Credit. The Company is required to fulfill its reporting obligations under the Securities Exchange Act of 1934, as amended, and otherwise take whatever steps are necessary to enable the investor to resell the shares acquired under the Line of Credit without restriction. Finally, the Company has agreed to indemnify the investor for any damages the investor may suffer as a result of misstatements or omissions, other than misstatements or omissions attributable to the investor. Since the inception of the credit line the Company has borrowed $2,750 less a 6.5% financing fee from Cornell Capital Partners, LP. As of December 31, 2003, $2,000 has been repaid through the sale of the Company's common stock pursuant to the terms of the equity line of credit.

     On June 19, 2001, the Company consummated a three-year $3 million financing (the "Loan") with a charitable remainder annuity trust of which the trustee is a former director and former officer of the Company (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999, and for working capital purposes. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 6.00% per annum at December 31, 2003, and is due June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company. In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective.

Contractual Obligations.

     The Company had the following material commitments as of December 31, 2003

                                             Payments due by periods
------------------------------    ----------------------------------------------
                                           Less than  One to    Four to   After
Contractual obligations             Total  One year   three      five     five
                                                      years      years    years
------------------------------    -------- ---------  --------  -------  -------

Short term debt (1)                $ 3,750   $ 3,750   $   -   $    -   $     -
Long term-debt                          21         8      13        -         -
Capital Lease Obligations               30         8      22        -         -
Operating lease commitments (2)      1,157       419     739        -         -
                                  --------   --------  ------- -------  --------

Total contractual cash obligations $ 4,958   $ 4,185   $ 774    $   -   $     -
                                  ========   ========  ======= ======== ========

1. Three million of short-term debt may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right to convert the outstanding principal amount into shares of common stock at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. The remaining $750 in short-term debt may be repaid in cash or shares of the Company's common stock.

2. The operating lease commenced on November 1, 2002. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

     The Company leases facilities in the United States and China totaling approximately 11,100 square feet. The Company's rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $450, $418, and $443, respectively. Sublease income was approximately $35 and $104 for the years ended December 31, 2001 and 2000, respectively. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the leased offices will be adequate for the Company's needs over the term of the lease.

     As of December 31, 2003, the Company's principal source of liquidity was its cash and cash equivalents of $1,039. In each year since the Company's inception the Company has incurred losses. Although there can be no assurance, the Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales, or if expenditures required achieving the Company's plans are greater than expected, the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed, or if available will be on favorable terms or in the amounts the Company may required. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2003. Foreign Currency Risk. The Company operates a subsidiary in China and from time to time makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

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

Item 8. Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 begin on page F-1 of this Annual Report on Form 10-K, and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            None

Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 21, 2004. The definitive proxy statement is to be filed with the Commission not later than 120 days after the end of the physical year covered by this report.

Item 11. Executive Compensation

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 21, 2004, and is incorporated into this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 21, 2004, and is incorporated into this item by reference.

Item 13. Certain Relationships and Related Transactions

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 21, 2004, and is incorporated into this item by reference.

Item 14. Principal Accounting Fees and Services

     Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement with respect to its Annual Meeting of Stockholders to be held on June 21, 2004, and is incorporated into this item by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Index to Financial Statements

                                                                           Page
   (a)(1) Financial Statements
          Report of Stonefield Josephson, Inc., Independent Auditors.....   F-1
          Consolidated Balance Sheets at December 31, 2003 and 2002......   F-2
          Consolidated Statements of Operations for the years
          ended December 31, 2003, 2002, and 2001........................   F-3
          Consolidated Statements of Changes in Stockholders' Equity
         (Deficit) for the years ended December 31, 2003, 2002 and 2001..   F-4
          Consolidated Statements of Cash Flows for the years ended
          December 31, 2003, 2002 and 2001...............................   F-5
          Notes to Consolidated Financial Statements.....................   F-6
   (a)(2) Financial Statement Schedule
          Schedule II Valuation and Qualifying Accounts and Reserves.....   S-1

(b) Reports on Form 8-K

     Current Report on Form 8-K, incorporated by reference, dated October 30, 2003, with respect to:

1. The Company's financial results for the quarter ended September 30, 2003.


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

        10.12 Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No. 0-19301).
        10.13 Form of Subscription Agreement between the Company and each subscriber, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 3, 1997.
        10.14 Certificate of Designations of the Company with respect to the Series B 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 13, 1997.
        10.15 Form of Registration Rights Agreement, by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 13, 1997.
        10.16 Amendment to the Company's Certificate of Designation with respect to the 5% Cumulative Convertible Preferred Stock dated June 12, 1998, incorporated herein by reference to Exhibit 10.23 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.17 Amendment to the Company's Amended and Restated Certificate of Incorporation dated June 12, 1998 incorporated herein by reference to Exhibit 10.24 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.18 Employment Agreement dated August 14, 1998 between James Dao and the Company incorporated herein by reference to Exhibit 10.25 of the Company's 1998 Form 10-K (File No. 0-19301).
      ++10.19 Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.20 Loan and Warrant Agreement dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
        10-21 Asset Purchase Agreement between the Company and PenOp Ltd and
              PenOp Inc. incorporated herein by reference to the Company's Form 8-K dated October 6, 2000.
        10-22 Loan Agreement dated June 19, 2001 between the Company and the
              Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
        10-23 Equity Line of Credit Agreement between the Company and Cornell
              Capital Partners, LP, incorporated by reference to the Company's Registration Statement on Form S1 dated February 13, 2003 (File No. 333-103157)
        14.00 Code of Ethics
        *21.1 Schedule of Subsidiaries.
        *23.1 Consent of Stonefield Josephson, Accountancy Corporation,
              Independent Accountants.
         31.1 Certification of Company's Chief Executive Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002
         31.2 Certificate of Company's Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of Chief Executive Officer pursuant to 18
              USC Section 1750, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Chief Financial Officer pursuant to 18
              USC Section 1750, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002


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

                        COMMUNICATION INTELLIGENCE CORP.


                                    By: /s/ Francis V. Dane
                            -----------------------------------------------
                                             Francis V. Dane
                           (Principal Financial Officer and Officer Duly
                            Authorized to Sign on Behalf of the Registrant)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2003.

   Signature                                       Title


/s/ Guido DiGregorio            Chairman, President and Chief Executive Officer
--------------------            (Principal Executive Officer)
    Guido DiGregorio

/s/ Francis V. Dane              Chief Legal Officer and Chief Financial Officer
--------------------             (Principal Financial and Accounting Officer)
Francis V. Dane

/s/ Michael Farese               Director
--------------------
    Michael Farese

/s/ Louis P.Panetta              Director
--------------------
    Louis P.Panetta

/s/ Chien Bor Sung               Director
--------------------
    Chien Bor Sung

/s/ David Welch                  Director
--------------------
    David Welch

                           Independent Auditors' Report

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California


We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary ("the Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 2003, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2003, and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant recurring operating losses, working capital deficit, accumulated deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



STONEFIELD JOSEPHSON INC.
Certified Public Accountants

Santa Monica, California
February 20, 2004

                     Communication Intelligence Corporation
                           Consolidated Balance Sheets
                    (In thousands, except par value amounts)


                                                            December 31,
                                               ---------------------------------
                                                       2003              2002
                                               ---------------------------------

Assets
Current assets:
  Cash and cash equivalents..................     $    1,039        $      711
  Accounts receivable, net of allowances
  of $256 and $243 at December 31, 2003
  and 2002, respectively.....................            742               477
  Inventories................................             47               113
  Prepaid expenses and other current assets..            177               244
                                               ---------------   ---------------

        Total current assets..................         2,005             1,545

Property and equipment, net...................           138               159
Patents.......................................         5,042             5,421
Other assets..................................            30                43
                                               ---------------   ---------------
        Total assets..........................    $    7,215        $    7,168
                                               ===============   ===============


Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt - related party.............     $    3,008        $        -
  Short-term debt - other.....................            750                 -
  Accounts payable............................            243               160
  Accrued compensation........................            259               250
  Other accrued liabilities...................            475               527
  Deferred revenue............................            165               165
                                               ---------------   ---------------
        Total current liabilities.............          4,900             1,102


Long-term debt - related party................             13             3,000

Minority interest.............................            115               132

Commitments

Stockholders' equity:
  Common stock, $.01 par value; 125,000
  shares authorized; 100,102 and 91,481
  shares issued and outstanding at December 31,
  2003 and  2002, respectively.................          1,001             915
  Additional paid-in capital..................          83,528          82,025
  Accumulated deficit..........................        (82,164)        (79,819)
  Accumulated other comprehensive loss.........           (178)           (187)
                                               ---------------   ---------------
Total stockholders' equity.....................          2,187           2,934
                                               ---------------   ---------------
   Total liabilities and stockholders' equity..     $    7,215      $    7,168
                                               ===============   ===============





                 The accompanying notes form an integral part of
                    these Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                Years ended December 31,
                                       -----------------------------------------
                                             2003           2002          2001
                                       -----------------------------------------

Revenues:
  Online.............................. $      300     $      351    $      913
  Corporate...........................      1,703          1,667         2,958
   Nonrecurring maintenance
   fees - M10 (Previously PenOp)......          -              -           352
  China...............................      1,031          1,254         1,724
                                         -----------   -----------  ------------
                                            3,034          3,272         5,947
                                         -----------   -----------  ------------
Operating costs and expenses:
   Cost of sales:
     Online...........................         17            259           805
     Corporate........................         30             96           290
     China............................        718            802         1,145
   Research and development...........      1,302          1,485         1,808
   Sales and marketing................        905          1,543         2,054
   General and administrative.........      2,219          2,424         2,791
                                         ----------    -----------   -----------
                                            5,191          6,609         8,893
                                         ----------    -----------   -----------

Loss from operations..................     (2,157)        (3,337)       (2,946)

Interest income and other
income (expense), net.................          1            (17)           16
Interest expense......................       (205)          (205)         (282)
Minority interest.....................         16             (2)           (3)
                                         -----------   -----------   -----------

Net loss.............................. $   (2,345)    $   (3,561)   $   (3,215)
                                         ===========   ===========   ===========


Basic and diluted loss per share...... $    (0.02)    $    (0.04)   $    (0.04)
                                         ===========   ===========   ===========

Weighted average shares...............     97,436         91,298        90,571
                                         ===========   ===========   ===========






                 The accompanying notes form an integral part of
                     these Consolidated Financial Statements

                     Communication Intelligence Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)


                                                            Accumulated
                                        Additional             Other
                          Common  Common  Paid-In    Accum. Comprehensive
                          Shares  Stock   Capital   Deficit    Loss       Total
                          -----------------------------------------------------
Balances as of December
 31, 2000..................89,667 $ 897  $ 80,656  $(73,043)  $ (203)  $  8,307
                           -----------------------------------------------------
Exercise of options for
  1,176 shares of Common
  Stock                     1,176    11       892         -        -        903

Issuance of 68 shares of
  Common Stock in exchange
  for services                 68     1        57         -        -         58

Foreign currency translation
  adjustment                    -     -         -         7        -          7
Net loss                                             (3,215)             (3,215)
                           -----------------------------------------------------
Balances as of December 31,
  2001.....................90,911  $909  $ 81,605  $(76,258)  $ (196)  $  6,060
                           -----------------------------------------------------

Exercise of options for 570
shares of Common Stock.....   570  $  6  $    420  $          $        $    426
Foreign currency translation
adjustment.................                                        9          9

Net loss.....................                        (3,561)             (3,561)

                           -----------------------------------------------------
Balances as of
December 31, 2002          91,481  $ 915  $ 82,025 $(79,819)  $ (187)  $  2,934
  .......................
                           -----------------------------------------------------

Sale of Common 8,621 shares
  through Cornell Capital
  net of expenses.......... 8,621  $  86  $  1,503  $          $       $  1,589
Foreign currency translation
  adjustment.................                                       9         9

Net loss.....................                        (2,345)             (2,345)

                           -----------------------------------------------------
Balances as of December 31,
  2003....................100,102  $1,001 $  83,528 $(82,164)  $ (178) $  2,187
                           -----------------------------------------------------



                 The accompanying notes form an integral part of
                    these Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                  Years ended December 31,
                                            ------------------------------------
                                               2003          2002          2001
                                            ------------------------------------

Cash flows from operating activities
Net loss.......................................$ (2,345)  $  (3,561)  $  (3,215)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization................     456         467         687
  Equity securities issued for services........       -          -           58
  Non-cash compensation........................       -          -           46
  Loss on disposal of property and equipment...       8          6            -
  Provision for inventory obsolescence.........      38          -            -
  Changes in operating assets and liabilities
    Accounts receivable, net...................    (265)       566          717
    Inventories................................      28         16           42
    Prepaid expenses and other current assets..      67       (105)         135
    Other assets...............................      13        156          (14)
    Accounts payable...........................      83        (46)        (469)
    Accrued compensation.......................       9         42          (55)
    Other accrued liabilities..................     (87)       295         (117)
    Deferred revenue...........................       -         77           26
                                                ---------- ---------- ----------


Net cash used in operating activities..........  (1,995)    (2,087)      (2,159)
                                                ---------- ----------- ---------


Cash flows from investing activities
Acquisition of property and equipment..........     (30)       (30)         (58)
                                                ---------- ----------- ---------
Net cash used in investing activities..........     (30)       (30)         (58)
                                                ---------- ----------- ---------
Cash flows from financing activities
Proceeds from issuance of short-term debt......     750          -          181
Proceeds from issuance of long-term debt -
related party..................................      24          -        3,000
Principal payments on short-term debt..........       -       (181)      (1,620)
Principal payments on long-term debt -
 related party.................................      (3)         -            -
Principal payments on capital lease
obligations....................................      (7)        (5)          (8)
Proceeds from issuance of common stock, .......   2,000          -            -
Offering costs.................................    (411)         -            -
Proceeds from exercise of stock options........       -        426          903
                                                ----------  ---------  ---------
Net cash provided by (used in)
financing activities...........................   2,353        240        2,456
                                                ----------  ---------  ---------

Net increase (decrease) in cash and
 cash equivalents..............................     328     (1,877)         239
Cash and cash equivalents at beginning
 of year.......................................     711      2,588        2,349
                                                ----------  ---------- ---------

Cash and cash equivalents at end of year........$ 1,039     $  711    $   2,588
                                                ==========  ========== =========



                 The accompanying notes form an integral part of
                     these Consolidated Financial Statements

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company

     Communication Intelligence Corporation and its Joint Venture (the "Company" or "CIC") develops and markets natural input and biometric electronic signature solutions aimed at the emerging markets such as, e-commerce, wireless Internet/information devices, and corporate security. These emerging markets for CIC's products include all areas of personal computing, as well as electronic commerce and communications.

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

     Through its 90% owned joint venture, Communication Intelligence Computer Corporation, in China (the "Joint Venture"), the Company provides system integration services and markets its pen-based business computer systems to Chinese businesses, government users and other joint ventures.

     For the five-year period ended December 31, 2003, the Company incurred aggregate losses of $12,600 and, at December 31, 2003, the Company's accumulated deficit was approximately $82,164 and its current liabilities exceeded its current assets by $2,908. In addition, the Company had negative cash flows from operations of $1,995, $2,087 and $2,159 for the years ended December 31, 2003, 2002 and 2001, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a doubt about its ability to continue as a going concern.

     The Company filed a registration statement with the Securities and Exchange Commission in February 2003 in order to obtain funding from equity financing. However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, and include the accounts of CIC and its 90% owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated. All amounts shown in the accompanying consolidated financial statement are in thousands of dollars except per share amounts.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue recognition, allowance for doubtful accounts, long lived assets impairment, inventory, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt and long-term debt approximate fair value due to their short maturities.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity at the date of purchase of three months or less to be cash equivalents.

        The Company's cash and cash equivalents, at December 31, consisted of the following:

                                                          2003        2002
                                                     ----------- ------------

Cash in bank.......................................    $    110    $    260
Money market funds.................................         929         451
                                                     ----------- ------------

  Cash and cash equivalents............... ........    $  1,039    $    711
                                                     =========== ============

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity, and mitigate against risk of loss as to principal. Although such amounts may exceed the F. D. I. C. limits, the Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to cash and cash equivalents.

     At December 31, 2003, the Joint Venture had approximately $92 in cash accounts held by a financial institution in the People's Republic of China. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out ("FIFO") method. Cost principally includes direct materials. At December 31, 2003 and 2002, inventories consisted of finished goods. At December 31, 2003 the Company recorded a provision of $38 to System Integration Cost of Sales for older obsolete inventory.

Property and Equipment, Net

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation expense was $63, $75 and $163 for the year ended December 31, 2003, 2002 and 2001, respectively. The Chinese Joint Venture disposed of certain assets at cost of $76 and $36 in 2003 and 2002, respectively.

     Property and equipment, net at December 31, consists of the following:

                                                       2003         2002
                                                    ------------ ------------

Machinery and equipment.............................  $1,247       $1,273
Office furniture and fixtures.......................     432          432
Leasehold improvements..............................      84           84
Purchased software..................................     218          216
                                                    ------------ ------------

                                                       1,981        2,005
Less accumulated depreciation and amortization......  (1,843)      (1,846)
                                                    ------------ ------------

                                                     $   138      $   159
                                                    ============ ============

     Included in property and equipment, as of December 31, 2003 and 2002, are $82 and $82, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $52 and $44 at December 31, 2003 and 2002, respectively.

Patents

        On October 6, 2000, the Company acquired certain assets of PenOp Limited ("PenOp") and its subsidiary PenOp Inc. pursuant to an asset purchase agreement dated as of September 29, 2000. Patents are stated at cost less accumulated amortization which in Management's opinion represents fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $379, $378 and $440 for the years ended December 31, 2003, 2002 and 2001, respectively.

The nature of the underlying technology of each material patent is as follows:

o     Patent numbers 5544255, 5647017, 5818955 and 6064751 involve (a) the electronic capture of a handwritten signature utilizing an electronic tablet device on a standard computer system within an electronic document,
      (b) the verification of the identity of the person providing the electronic signature through comparison of stored signature measurements, and (c) a system to determine whether an electronic document has been modified after signature.

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

     Patents, net at December 31, consists of the following:

                                 Expiration     Life       2003         2002
                                 ----------     ----   ------------ ------------

Patent (Various)................  Various         5   $      9    $       9
Patent (Various)................  Various         7        476          476
5544255.........................   2013          13         93           93
5647017.........................   2014          14        187          187
5818955........................    2015          15        373          373
6064751........................    2017          17      1,213        1,213
6091835........................    2017          17      4,394        4,394
                                                       ------------ ------------
                                                         6,745        6,745
Less accumulated amortization..                         (1,703)      (1,324)
                                                       ------------ ------------
                                                     $   5,042    $   5,421
                                                       ============ ============


     Amortization expense for the years ending December 31, 2004, 2005, 2006, 2007, and 2008 are estimated to be $379, $379, $379, $379 and $379, respectively. The patents identified, as "various" are technically narrow or dated patents that the company believes are not material.

     The useful lives assigned to the patents are based upon the following assumptions and conclusions:

o The estimated cash flow from products based upon each patent are expected to exceed the value assigned to each patent;

o There are no legal, regulatory or contractual provisions known to the Company that limit the useful life of each patent to less than the assigned useful life;

o No additional material costs need to be incurred or modifications made in order for the Company to continue to be able to realize the protection afforded by the patents, and

o The Company does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing the patented technology, and believes that the current markets for its products based on the patented technology will remain constant or will grow over the useful lives assigned to the patents because of a legal, regulatory and business environment encouraging the use of electronic signatures.

     The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents; the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and test for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in Item 7 of this Form 10-K.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment reserve in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such reserves have been recorded in the three years ended December 31, 2003.

Software Development Costs

     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. As of December 31, 2003, 2002, and 2001, such costs were insignificant.

Stock-Based Compensation

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees", as allowed under SFAS 123, to account for its employee stock-based compensation plans. The Company complies with the disclosure provisions of SFAS 123.

Revenue Recognition

     Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended, Staff Accounting Bulletins 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, "Accounting for Revenue Arrangements with Multiple Elements", of the FASB's Emerging Issues Task Force. The Company recognizes revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period which-ever is longer.

     Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post contract support. Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed, and the Company has delivered its product according to specifications. Deferred revenue is recorded for upgrades, enhancements and post contract support, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period which-ever is longer. Vendor specific objective evidence of the fair value for multiple element software license agreements is determined by the price charged for the same element when sold separately or the price determined by management having the relevant authority when an element is not yet sold separately. The price established by management for the element not yet sold separately will not change prior to separate introduction of that element into the marketplace.

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

Revenue Recognition (continued)

services which requires little modification or customization to the software, is recognized upon installation as projects are short term in nature, provided persuasive evidence of an arrangement exists, collection of the resulting receivable is probable and the system is functioning according to specifications. Service subscription revenues associated with the system integration activities are recognized as costs are incurred or over the service period which-ever is longer.

     The online/retail sales category includes sales of software made directly from the Company's website, which are downloaded either directly by a reseller or to a customer of such reseller. In both cases, the reseller reports the number of units sold each month by submitting payment and a royalty report. The reseller receives a percentage of each sale. The Company allows the on-line resellers a right of return or right of offset. The number of units reported is net of any product returns from prior months. The Company recognizes revenues on the net amount reported by the resellers each month. The Company has a limited number of resellers for its software available through the Company's website.

     The online/retail sales category also includes sales made through retail establishments under the Elibrium agreement. Revenue from software product sales through retail are recognized upon notification from Elibrium of the number of units sold through Elibrium's retail customers provided collection of the resulting receivable is reasonably assured.

Major Customers

     Handwriting Recognition Segment. Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer, a major insurance company, accounted for 19% of total segment revenue for the year ended December 31, 2003. One customer, Nationwide Building Society, accounted for 11% of total segment revenues for the year ended December 31, 2002. One customer, The Prudential Insurance Company of America accounted for 16% of total segment revenues for the year ended December 31, 2001.

     Systems Integration Segment. One customer, Fujitsu Ltd., accounted for 21% of total system integration revenue for the year ended December 31, 2003. This same customer accounted for 30%, and 16% of total segment revenues for the years ended December 31, 2002 and 2001, respectively.

     One customer accounted for 14% of total revenues for the year ended December 31, 2003. One customer accounted for 10% of total revenues for the year ended December 31, 2002. One customer accounted for 13% of total revenues for the year ended December 31, 2001.


Research and Development

     Research and development costs are charged to expense as incurred.

Advertising

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003, 2002, and 2001 was $0, $112 and $203, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Loss Per Share

     The Company calculates earnings per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic earnings per share, which is based on the weighted average number of shares outstanding, and diluted earnings per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the years ended December 31, 2003, 2002 and 2001, potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 5,911, 6,452 and 7,027 of equivalent shares. There were no warrants outstanding at December 31, 2003 or 2002. Warrants excluded from the calculation in 2001 were 237 equivalent shares.

Foreign Currency Translation

     The Company considers the functional currency of the Joint Venture to be the local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period except for those expenses related to balance sheet amounts which are translated at historical exchange rates.

     Net foreign currency transaction gains and losses are included in "Interest income and other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency transaction gains in 2003, 2002 and 2001 were insignificant.

Income Taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carryforwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

Acquisition of Assets From PenOp

     On October 6, 2000, a wholly-owned subsidiary of the Company, (the "Buyer"), acquired certain assets of PenOp Limited ("PenOp") and its subsidiary PenOp Inc., (collectively, the "Sellers") pursuant to an asset purchase agreement dated as of September 29, 2000, by and among Buyer and the Sellers for
4.7 million shares of common stock (the "Transaction Shares") of the Company (the "Acquisition"). The Company ascribed a value of $5,728 to the assets, which will be charged to income over the estimated lives of the assets, five to seventeen years.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)


1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Equity Line of Credit Agreement

     In July 2002, the Company negotiated a Line of Credit agreement with Cornell Capital Partners, LP expiring two years from the effective date of the related registration statement (i.e. February 14, 2005). The Company may periodically issue and sell shares of its common stock and/or borrow funds up to an aggregate amount of $15,000, subject to the number of shares available for issuance and the purchase price of such shares. As of December 31, 2003, the Company had received $2,000 gross ($1,589 net of related costs) for approximately 8,621 shares. There is approximately 16,000 shares available for issuance against the Line of Credit at December 31, 2003. In addition, in 2003 the Company borrowed $750 pursuant to the Line of Credit agreement (See Note 4).

     When the Company requests an advance under the Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock of the Company for 100% of the "Market Price" of its stock (less a 6.5% advance fee). Market Price is defined as the lowest volume weighted average price of the Company's common stock as reported by Bloomberg, LP, calculated over four of the five trading days after the Company requests an advance. The maximum amount of each advance may not exceed $1 million in any 30-day period. In addition, in no event shall the number of shares issuable to Cornell Capital Partners, LP cause Cornell to own in excess of 9.9% of the then outstanding shares of the Company's common stock. On each advance date, the Company must pay to Cornell Capital Partners, L.P. an advance fee equal to 6.5% of the amount of each advance. Closing is held six (6) trading days after such written notice, at which time the Company delivers shares of common stock and Cornell Capital Partners, L.P. pays the advance amount. Cornell Capital Partners, L.P. cannot transfer its interest in the Line of Credit to any other person and cannot engage in short sales of shares of common stock acquired under the Line of Credit.

Recent Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

     During October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46.

     On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," (FIN-46R) primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact to the Company's financial position, results of operations or liquidity resulting from the adoption of this interpretation.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). With certain exceptions, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132R). This standard replaces SFAS 132 of the same title which was previously issued in February 1998. SFAS 132R was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: SFAS 87, "Employers' Accounting for Pensions"; SFAS 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised SFAS132R is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" related to multiple element revenue arrangements. The Company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.


2. Chinese Joint Venture

     The Company currently owns 90% of a joint venture (the "Joint Venture") with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 2003, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency is required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

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

     The accumulated other comprehensive loss at December 31, 2003 and 2002 consisted of cumulative foreign currency translation adjustments.

4. Short-term Debt - other

     On December 19, 2003, the Company borrowed $750 from Cornell Capital Partners, LP. The proceeds of the loan were used for working capital purposes. The loan is secured by 4,621 shares of the Company's common stock held in escrow. The promissory note is due and payable in seven installments, commencing January 19, 2004 and ending on March 1, 2004, and may be paid in cash or shares of the company's common stock. The Company has the option to delay the commencement of the installment payments for an unlimited number of 30 day periods for an amount equal to 2% of the principal amount owed on or before the beginning of the current option period. The 2% payment may be made in cash or shares of common stock. Any delay in the commencement date will result in an equal delay in the due date of the note. If the note is not paid in full when due, the outstanding principal owed shall be due and payable in full together with interest at the rate of 2% per annum commencing from the due date.

     Subsequent to December 31, 2003, the Company exercised its right to delay the commencement of the installment payments by paying the 2% fee discussed above. Such fees aggregated $38 were paid in cash and expensed. The company intends to repay the loan by issuing shares of its Common stock.

5. Short-term and Long-term Debt - related party

Short-term debt - related party

     On June 19, 2001, the Company consummated a three-year $3,000 financing (the "Loan") with a charitable remainder annuity trust, a trustee of which was then a director and officer of the Company (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Loan is secured by a first priority security interest in all of the Company's assets as now owned or hereafter acquired by the Company. The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N. A. from time to time, which was 6.00% per annum at December 31, 2003, and is due June 18, 2004. As of December 31, 2003 the Loan was classified as short-term debt. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan.

     In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective. The Trust has made no demand of the Company to file such registration statement as of December 31, 2003.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

5. Short-term and Long-term Debt - related party (continued)

Short-term debt - related party


     In 2002, $16 and in 2001, $150 in consulting fees, including office expenses, were paid to a party who, at that time, was a director and Chairman of the Board.

     The weighted average interest rate was 6.8%, 6.8% and 8.8% for the years ended December 31, 2003, 2002, and 2001, respectively.

     Interest expense for the years ended December 31, 2003, 2002, and 2001 was $205, $205, and $282, respectively. Interest expense associated with related party debt was $183, $200 and $274 for the years ended December 31, 2003, 2002 and 2001, respectively.

Long-term debt - related party

     In June 2003 the Company's Joint Venture borrowed from one of its directors approximately $24 denominated in U. S. dollars to purchase a replacement van used in the Company's operations. The note bears interest at the rate of 5% per annum, and is due in June 2006. Principal payments on long term debt are $8, $8, and $5 for the years ended December 31, 2004, 2005, and 2006, respectively.

6. Stockholders' Equity

Common Stock Options

     In 1994 the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under1994 Plan directors, officers and employees are eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of Common Stock are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying Common Stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying Common Stock on the date of grant. Options under the 1994 Plan are generally exercisable over a period not to exceed seven years and vest quarterly over three years. At December 31, 2003, there were 596 options available for grant under the 1994 Plan. As of December 31, 2003, 994 plan options were outstanding and exercisable with a weighted average exercise price of $0.85 per share.

     The Company has issued non-plan options to its employees and directors. The non-plan options vest over four years or prorata quarterly over three years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2003, 3,115 non-plan options were outstanding and exercisable with a weighted average exercise price of $0.84 per share.

     In June 1999, the Company adopted and the shareholders approved a stock option plan (the "1999 Plan"). Incentive and non-qualified options under the 1999 Plan may be granted to employees, officers, and consultants of the Company. There are 4,000 shares of Common Stock authorized for issuance under the 1999 Plan. The options have a seven year life and generally vest quarterly over three years. At December 31, 2003, there were 2,130 shares available for future grants As of December 31, 2003, 1,802 plan options were outstanding and 1,089 plan options were exercisable with a weighted average exercise price of $0.79 per share.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

     Information with respect to the Company's 1994 Plan and the 1999 Plan is summarized below:

                                                 Year Ended December 31,
                                     -------------------------------------------
                                             2003                     2002
                                     ---------------------    ------------------
                                                  Weighted             Weighted
                                                   Average             Average
                                       Shares     Exercise             Exercise
                                                    Price     Shares    Price
                                     -------------------------------------------

Outstanding at beginning of period..     3,337      $1.26      3,442     $1.48
Granted.............................       858      $0.32      1,108     $0.60
Exercised...........................         -      $0.00       (169)    $0.75
Forfeited...........................    (1,399)     $1.83     (1,044)    $1.34


                                      -----------           ---------
Outstanding at period end...........     2,796      $0.71     3,337      $1.27
                                      ===========           =========


Options exercisable at period end....     2,083     $0.81     2,422      $1.36
                                       ===========           =========

Weighted average grant-date
fair value of  options granted
during the period....................     $0.27               $0.60
                                       ===========           =========


The following table summarizes information about stock options outstanding under the 1994 Plan and the 1999 Plan at December 31, 2003:
                                                      Weighted Average
                                    -------------------------------------------

                                                   Remaining
                                     Options    Contractual Life
Range of Exercise Prices           Outstanding      (Years)      Exercise Price
-------------------------------------------------------------------------------

$0.00 - $0.50..................            848        7.0             $0.31
$0.51 - $2.00..................          1,899        3.9             $0.83
$2.01 - $2.99..................              8        0.1             $2.75
$3.00 - $7.50..................             41        5.1             $3.37
                                  --------------
                                         2,796
                                  ==============

     The following table summarizes information about stock options exercisable under the 1994 Plan and the 1999 Plan at December 31, 2003:

                                                                 Weighted
                                             Options              Average
Range of Exercise Prices                   Exercisable         Exercise Price
                                      ------------------------------------------

      $0.00 - $0.50.................               318           $0.31
      $0.51 - $2.00.................              1716           $0.84
      $2.01 - $2.99.................                 8           $2.75
      $3.00 - $7.50.................                41           $3.37
                                      -------------------
                                                 2,083
                                      ===================

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures-an Amendment of FASB Statement No. 123". The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans. The Company complies with the disclosure provisions of SFAS 123.

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to stockholders would have been as follows for the year ended December 31:

                                              2003          2002          2001
                                            ------------------------------------
Net loss as reported.......................  $ (2,298)   $ (3,561)    $ (3,215)
Add: Stock-based employee compensation
 expense included in  reported results
 of operations, net of related tax effects          -           -            -
Deduct: Total stock-based employee
 compensation expense  determined under
 fair value-based method for all awards, net
of related tax effects                           (380)      (795)       (1,528)
                                            -----------------------------------
   Pro forma net loss......................  $ (2,678)  $ (4,356)     $ (4,743)
                                            ====================================

Basic and diluted net loss per share
 available to stockholders:
  As reported..............................  $  (0.02)  $  (0.04)     $  (0.04)
  Pro forma................................  $  (0.03)  $  (0.05)     $  (0.05)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 2.37% for 2003, 2.26% for 2002, and 4.1% for 2001, an expected life of
6.65 years for 2003, 8.6 years for 2002, and 6.0 years for 2001, expected volatility of 100% for all periods and dividend yield of 0% for all periods.

     The Company expects to make additional option grants each year. The Company believes the above pro forma disclosures are not representative of the pro forma effects on reported results of operations to be expected in future periods.

     As of December 31, 2003, 5,911 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

Warrants

     At December 31, 2003 there were no warrants outstanding.

7. Commitments

Operating Lease Commitments

     The Company currently leases 9,634 square feet, its principal facilities, (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2006. In addition, the Company subleased to third parties certain space adjacent to the Principal Offices through August 2001. The Joint Venture leases approximately 1,500 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $450, $418, and $443, in 2003, 2002, and 2001, respectively. Sublease income was approximately $35, for the year ended December 31, 2001.

     Future minimum lease payments under noncancelable operating leases are approximately, $419, $380, and $358 for the years ending December 31, 2004, 2005 and 2006, respectively. The Company's rent expense was

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

Operating Lease Commitments (continued)

     reduced by approximately $35 in 2001 in connection with the subleases described above. Future minimum payments required under capital leases, which expire in 2007, were insignificant at December 31, 2003.

8. Income Taxes

     As of December 31, 2003, the Company had federal net operating loss carryforwards available to reduce taxable income through 2013 of approximately $69,463. The Company also had federal research and investment tax credit carryforwards of approximately $315 that expire at various dates through 2010.

        Deferred tax assets and liabilities at December 31, consist of the following:

                                                     2003          2002
                                                ----------------------------
Deferred tax assets:
Net operating loss carryforwards............     $ 27,785       $ 26,857
Credit carryforwards................ .......          315            315
Deferred income.............................           67             40
Other, net..................................          933            945
                                                ----------------------------
Total deferred tax assets...................       29,100         28,157
                                                ----------------------------
Valuation allowance.........................      (29,100)       (28,157)
                                                ----------------------------
Net deferred tax assets.....................     $      -       $      -
                                                ============================

     Income tax (benefit) differs from the expected statutory rate as follows:

                                            2003        2002            2001

 Expected income tax benefit            $   (799)   $  (1,211)     $   (1,093)
 State   income   tax  net  of  Federal     (144)        (214)           (193)
 benefit
 Loss write off of foreign investment          -       (4,357)              -
 Change in valuation allowance               943        5,782          (1,286)
                                         ----------- ------------ -------------
   Income tax benefit                   $      -    $       -      $        -
                                         =========== ============ =============


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

9. Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's information has been stratified into two segments - Handwriting Recognition Software and Systems Integration.

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

9. Segment Information (continued)

     The Company identifies reportable segments by classifying revenues into two categories Handwriting Recognition and System Integration. Handwriting
recognition software is an aggregate of three revenue categories, OEM, Enterprise and Online sales. All handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales below represent sales to external customers.




     The table below presents information about reporting segments for the years ended December 31:

                                    Handwriting        Systems
                                    Recognition      Integration       Total
                                 ---------------   -------------- --------------
  2003 Revenues                  $     2,322      $        712    $       3,034
       Loss from operations      $    (2,106)     $        (51)   $      (2,157)
       Total assets              $     6,294      $        921    $       7,215
       Depreciation and
       amortization              $       438      $         18    $         456

  2002 Revenues                  $      2,214     $      1,015    $       3,272
       Loss from operations      $     (3,307)    $        (30)   $      (3,337)
       Total assets              $      6,181     $      1,005    $       7,186
       Depreciation and
       amortization              $        450     $         17    $         467

  2001 Revenues                  $      4,546     $      1,401    $       5,947
       Loss from operations      $     (2,842)    $       (104)   $      (2,946)
       Total assets              $      8,662     $      1,410    $      10,072
       Depreciation and
       amortization              $        662     $         25    $         687

     The following table represents revenues and long-lived asset information by geographic location for the period ended December 31:

                           Revenues Long Lived Assets
            ------------------------------- ------------------------------------
               2003        2002       2001       2003        2002         2001
            ---------    --------   --------   ---------  ---------  -----------

     U.S.    $ 2,003     $ 2,018    $ 4,223    $   5109   $  5,549     $  5,916

     China     1,031       1,254      1,724          71         31           44
            ---------    --------   --------   ---------  ---------- -----------
    Total    $ 3,034     $ 3,272    $ 5,947    $  5,180   $  5,580     $  5,960
            =========    ========   ========   =========  ========== ===========

     Interest expense is related solely to Handwriting recognition segment and was $205, $205, and $282, for the years ended December 31, 2003, 2002, and 2001, respectively.


     The Company's export sales from U.S. operations were 14%, 12%, and 16% of total revenues in 2003, 2002, and 2001, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

10. Statement of Cash Flows Data

                                                     December 31,
                                           -------------------------------------
                                                2003        2002         2001
Schedule of non-cash transactions:

  Inventory reserve provision.............  $     38    $      -     $      -

  Non-cash compensation...................  $      -    $      -     $     46

  Equity securities issued for services.... $      -    $      -     $     58

10. Statement of Cash Flows Data (continued)

Supplemental disclosure of cash flow information:

     Interest paid in 2003, 2002, and 2001 was $209, $212, and $196, respectively.

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

                             First      Second     Third      Fourth
                             Quarter   Quarter    Quarter    Quarter    Total
                            --------- --------   --------    -------- ---------

2003 Unaudited
   Net sales              $  1,108    $  572     $  936       $ 418    $ 3,034
   Gross profit           $    875    $  450     $  704       $ 240    $ 2,269
   Loss before income
   taxes, and minority
   interest               $   (310)   $ (693)    $ (470)      $(888)   $(2,361)

   Net loss               $   (310)   $ (690)    $ (472)      $(873)   $(2,345)

   Basic and diluted loss
   per share              $  (0.01)   $(0.01)    $(0.01)      $(0.01)  $ (0.02)

2002 Unaudited
   Net sales              $  1,157    $1,111     $  525       $  479   $ 3,272
   Gross profit           $    716    $  808     $  321       $  270   $ 2,115
   Loss before income
   taxes, and minority
   interest               $   (688)   $(670)    $(1,068)     $(1,133)  $(3,559)

   Net loss               $   (688)   $(671)    $(1,070)    $ (1,132)  $(3,561)

   Basic and diluted loss
   per share
                            $(0.01)  $(0.01)    $(0.01)  $     (0.01)  $(0.04)

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)


12. Quarterly information (Unaudited) (continued)


                              First      Second     Third      Fourth
                             Quarter    Quarter    Quarter    Quarter    Total
                           ---------- ---------- --------- ----------- ---------

2001 Unaudited
   Net sales                $ 1,618     $1,903       $  915     $1,511  $ 5,947
   Gross profit             $   996     $1,201       $  459     $1,051  $ 3,707
   Loss before income
   taxes, and minority
   interest                  $(741)      $(691)     $(1,228)     $(552) $(3,212)

   Net loss                  $(741)      $(693)     $(1,229)     $(552) $(3,215)

   Basic and diluted loss
   per share                $(0.01)     $(0.01)      $(0.01)    $(0.01)  $(0.04)

                                   SCHEDULE II

                     Communication Intelligence Corporation
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

Years Ended December 31, 2001, 2002, and 2003

                                  Balance     Charged to                Balance
                                At Beginning   Costs and                At End
                                 Of Period      Expense   Deductions  Of Period
                               ------------------------------------------------


Year ended December 31, 2001:
Accounts receivable reserves..     $118          $160       $   -         $278




Year ended December 31, 2002:
Accounts receivable reserves..     $278          $129 $      (164)        $243




Year ended December 31, 2003
Accounts receivable reserves..     $243           $25 $       (12)        $256