Form 10-K/A
period 2003-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2004-04-29
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K/A
                                (Amendment No.1)
                 X Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

  ___ Transition report pursuant to Section 13 of 15(d) of the Securities
        Exchange Act of 1934 For the transition period from ___ to ____


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                 ----
     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in rule 12b-2 of the Securities Exchange Act of 1934). Yes      No X
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

     The primary purpose of this Amendment No.1 to the Form 10-K for the year ended December 31, 2003, is to timely file required Part III information and to make other textual changes. The Part III information was originally expected to be incorporated from the proxy statement for the 2004 annual meeting; However, the proxy statement will not be filed until May 2004.

     Documents  Incorporated by reference:  None

                     COMMUNICATION INTELLIGENCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K/A

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                            Page

 PART I...................................................................    3
 Item 1. Business.........................................................    3
 Item 2. Properties.......................................................   12
 Item 3. Legal Proceedings................................................   12
 Item 4. Submission of Matters to a Vote of Security Holders..............   12
 PART II..................................................................   12
 Item 5. Market For Registrant's Common Equity and
         Related Stockholder Matters......................................   12
 Item 6. Selected Financial Data..........................................   13
 Item 7. Management's Discussion and Analysis of Financial Condition
 and Results of Operations................................................   15
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   25
 Item 8. Financial Statements and Supplementary Data......................   25
 Item 9. Changes in and Disagreements with Accountants on Accounting
 and Financial Disclosure.................................................   25
 Item 9A. Controls and Procedures.........................................   26
 PART III.................................................................   26
 Item 10. Directors and Executive Officers of the Registrant..............   26
 Item 11. Executive Compensation..........................................   27
 Item 12. Security Ownership of Certain Beneficial Owners and Management..   29
 Item 13. Certain Relationships and Related Transactions..................   30
 Item 14. Principal Accounting Fees and Services..........................   30
 PART IV..................................................................   32
 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 32
-----------

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

Forward Looking Statements

     Certain statements contained in this Annual Report on Form 10-K/A, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company's business; (3) the Company's ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

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

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of December 31, 2003, 2002, 2001, 2000, and 1999 and for each of the years in the five-year period ended December 31, 2003 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, are included in Item 8 of this Form 10-K/A. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K/A including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 8. Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 2003, 2002, and 2001 begin on page F-1 of this Annual Report on Form 10-K/A, and is incorporated into this item by reference.

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     The  following  table  sets  forth  certain   information   concerning  the
Directors:

                                                     Year First Elected
Name                               Age                  or Appointed

Guido D. DiGregorio.........       65                       1997
Michael Farese..............       57                       2002
Louis P. Panetta............       54                       2000
C. B. Sung..................       79                       1986
David E. Welch..............       57                       2004

     The business experience of each of the director nominees for at least the past five years includes the following:

     Guido D. DiGregorio was elected Chairman of the Board in February 2002, Chief Executive Officer in June 1999 and President in November 1997. From November 1997 to June 1999, he was also the Company's Chief Operating Officer. He was a partner in DH Partners, Inc. (a management consultant firm) from 1996 to 1997. Prior to that Mr. DiGregorio was recruited by a number of companies to reverse trends of financial losses, serving as President and CEO of each of the following companies: Display Technologies, Inc. (a manufacturer of video data monitors) from 1994 to 1996, Superior Engineering Corp. (a producer of factory-built gas fireplaces) from 1991 to 1993, Proxim, Inc. (wireless data communications) from 1989 to 1991, Maxitron Corp. (a manufacturer of computer products) from 1986 to 1989 and Exide Electronics (producer of computer power conditioning products) from 1983 to 1986. From 1966 to 1983, Mr. DiGregorio was employed by General Electric in various management positions, rising to the position of General Manager of an industrial automation business.

     Mike Farese was elected a director of the Company in February 2002. Mr. Farese has over thirty years of broad based telecommunications industry experience including an extensive background in cellular and wireless subscriber equipment. He has been the President & CEO of WJ Communications, a Silicon Valley-based manufacturer of innovative broadband communications products for current and next generation wireless communications networks from March 2002 to present. Prior to joining WJ Communications, Mr. Farese was President & CEO, Tropian Inc. from 1999 to 2002. Prior to that he numerous senior management positions including Vice President & General Manager-Global Personal Networks, Motorola, Vice President & General Manager-American Business Group, Ericsson, Vice President, Product Planning & Strategy, Nokia, Executive Director-Business Systems, ITT and Division Manger-Networks Business Systems, AT&T.

     Louis P. Panetta was elected a director of the Company in October 2000. From November 2001 to September 2003 Mr. Panetta was a member of the Board of Directors of Active Link. Mr. Panetta was Vice President of Marketing and Investor Relations with Mobility Concepts, Inc. (a wireless Systems Integrator), a subsidiary of Active Link Communications from February 2001 to April 2003. Mr. Panetta was President and Chief Operating Officer of PortableLife.com (e-commerce products provider) from September 1999 to October 2000 and President and Chief Executive Officer of Fujitsu Personal Systems (a manufacturer of computer hardware) from December 1992 to September 1999. From 1995 to 1999, Mr. Panetta served on the Board of Directors of Fujitsu Personal Systems.

     C.B. Sung was elected a director of the Company in 1986. Mr. Sung has been the Chairman and Chief Executive Officer of Unison Group, Inc. (a multi-national corporation involved in manufacturing, computer systems, international investment and trade) since 1986 and Unison Pacific Corporation since 1979. He also serves on the Board of Directors of several private companies and non-profit organizations.

     David E. Welch was elected a director in March 2004 and will serve as the financial expert on the Audit Committee. Mr. Welch is the principal of David E. Welch Consulting, a financial consulting firm, from July 2002 to present. Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002. Mr. Welch has held positions as Director of Management Information Systems and Chief information Officer with Micromedex, Inc and Language Management International from 1995 through 1998. Mr. Welch is a member of the Board of Directors of Advanced Neutraceuticals, Inc.

EXECUTIVE OFFICERS

     The following table sets forth the name and age of each executive officer of the Company, and all positions and offices of the Company presently held by each of them.


         Name                      Age   Positions Currently Held

         Guido D. DiGregorio       65    Chairman of the Board,
                                         Chief Executive Officer and President,
         Francis V. Dane           52    Chief Legal Officer,
                                         Secretary and Chief Financial Officer

     The business experience of each of the executive officers for at least the past five years includes the following:

     Guido D. DiGregorio - see above.

     Francis V. Dane was appointed the Company's Secretary in February of 2002, its Chief Financial Officer in October 2001, its Human Resources Executive in September 1998 and he assumed the position of Chief Legal Officer in December of 1997. From 1991 to 1997 he served as a Vice President and Secretary of the Company, and from 1988 to 1992 as its Chief Financial Officer and Treasurer. Since July of 2000, Mr. Dane has also been the Secretary and Treasurer of Genyous, Inc. a biotechnology venture capital and incubation company. From October 2000 to April 2004, Mr. Dane served as a director of Perceptronix Medical, Inc. and SpetraVu Medial Inc., two companies focused on developing improved methods for the early detection of cancer. From October 2000 to June 2003, Mr. Dane was a director of CPC Cancer Prevention Centers Inc., a company that is developing a comprehensive cancer prevention program based upon the detection of early stage, non-invasive cancer. Prior to this Mr. Dane spent over a decade with PricewaterhouseCoopers, his last position was that of Senior Manager, Entrepreneurial Services Division. Mr. Dane is a member of the State Bar of California and has earned a CPA certificate from the states of Connecticut and California.


CODE OF BUSINESS CONDUCT AND ETHICS

     We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is attached hereto as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

     The following table sets forth compensation awarded to, earned by or paid to the Company's President, regardless of the amount of compensation, and each executive officer of the Company serving as of December 31, 2003 whose total annual salary and bonus for 2003 exceeded $100,000 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                     Long-Term
                                          Annual Compensation       Compensation
                                                                     Securities
                                                        Other Annual Underlying
Name and Principal Position        Year        Salary   Compensation   Options
Guido DiGregorio...............    2003   $   206,250(1)     -               -
 Chairman, President               2002   $   213,500(1)     -         250,000
 and Chief Executive Officer       2001   $   180,000        -               -

Francis V. Dane................    2003   $   128,500        -         100,000
   Chief Legal Officer,            2002   $   110,083        -         100,000
   Secretary and Acting            2001   $    20,000(2)     -               -
   Chief Financial Officer
________

(1) Mr. DiGregorio's salary was increased in February 2002 to $250,000. Mr. DiGregorio has deferred approximately $70,000 in salary payments to ease cash flow requirements. Mr. DiGregorio may resume payment of his full salary at any time, and payment of deferred amounts may be demanded by Mr. DiGregorio at any time after December 31, 2003.

(2)  Mr. Dane was named as an executive officer as of October 1, 2001.

Option Grants in 2003

     On May 7, 2003 Mr. Dane was granted options to purchase 100,000 shares of the Company's common stock,, at an exercise price of $0.33 per share. Twenty five percent of the options granted vested immediately and the balance of the options vest pro rata quarterly over three years.

Aggregate Option Exercises in 2003 and Year-End Option Values

     The following table sets forth certain information concerning the Named Executive Officers with respect to the exercise of options in 2003, the number of shares covered by exercisable and unexercisable stock options at December 31, 2003 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 2003.

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

Guido DiGregorio....  -        $ -          1,881,818(E)      $   - (E)(1)
                                               68,182(U)          - (U)(1)
Francis V. Dane.....  -        $ -            255,306(E)      $   - (E)(1)
                                               88,637(U)          - (U)(1)


___________
(1) The value of unexercised in-the-money options was determined by using the difference between the closing sale price of the common stock on the Nasdaq Over the Counter Market as of December 31, 2003 ($0.37) and the exercise price of such options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.

                                                      Common Stock
                                               --------------------------
     Name of Beneficial Owner                      Number        Percent
                                                 of Shares       of Class

     Guido DiGregorio (1)................       1,915,909          1.86%
     C. B. Sung (2)......................       1,228,241          1.19%
     Louis P. Panetta (3)................         153,125             *
     Michael Farese (4)..................         100,000             *
     Welch, Davie E. (5).................          50,000             *
     Francis V. Dane (6).................         282,790             *
     All directors and executive officers
     as a group (6 persons)..............       3,730,065          3.63%
___________

*        Less than 1%.

(1) The number of shares of common stock represents 1,915,909 shares of a total of 1,950,000 shares, which are issuable upon the exercise of stock options granted to Mr. DiGregorio in January 1999 and February 2002, that are exercisable within 60 days of April 28, 2004. The business address of Mr. DiGregorio is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065. See "Executive Compensation; Option Grants in 2002."

(2) The number of shares of common stock includes (a) 1,033,682 shares held by the Sung Family Trust of which Mr. Sung is a trustee, (b) 3,369 shares held by the Sung-Kwok Foundation of which Mr. Sung is the Chairman, and (c) 191,190 shares of common stock issuable upon the exercise of stock options which are exercisable within 60 days of April 28, 2004. Mr. Sung may be deemed to beneficially own the shares held by the Sung Family Trust and the Sung-Kwok Foundation. The business address of Mr. Sung is, UNISON Group, 1001 Bayhill Dr., 2nd Floor, San Bruno, California 94066. See "Certain Relationships and Related Transactions."

(3) The number of shares of common stock represents 153,125 shares, issuable upon the exercise of options granted on October 30, 2000, May 11, 2001, June 18, 2001, June 24, 2002 and June 23, 2003, which are exercisable within 60 days of April 28, 2004. Mr. Panetta's business address is 827 Via Mirada, Monterey, California 93940. See "Certain Relationships and Related Transactions."

(4) The number of shares of common stock represents 100,000 shares issuable upon the exercise of stock options granted to Mr. Farese in February and June 2002 and June 23, 2003, that are exercisable within 60 days of April 28, 2004. The business address of Mr. Farese is 401 River Oaks Parkway, San Jose, CA 95134. See "Certain Relationships and Related Transactions."


(5) The number of shares of common stock represent 50,000 shares issuable upon the exercise of stock options granted to Mr. Welch on March 11, 2004 that are exercisable with in 60 days of April 28, 2004. The business address of Mr. Welch is 1729 East Otero Avenue, Littleton, CO 80122. See "Executive Compensation; Option Grants in 2002."

(6) The number of shares of common stock represents (a) 212 shares held by Mr. Dane and (b) 282,578 shares of a total of 343,943 shares, which are issuable upon the exercise of stock options granted to Mr. Dane in January 1999, February 2002, and May 2003 that are exercisable within 60 days of April 28, 2004. The business address of Mr. Dane is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065. See "Executive Compensation; Option Grants in 2002."


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2003 all
Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.


Item 13. Certain Relationships and Related Transactions

Director Compensation

     For their services as directors of the Company, all non-employee directors receive a fee of $1,000 for each Board of Directors meeting attended and all directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending such meetings. Directors are also eligible to receive stock options. In June 2003, Michael Farese, Louis Panetta and C. B. Sung were each granted immediately exercisable non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.30, which options expire on June 23, 2010. The Company retains a declining balance repurchase option on the shares underlying these options for one year from the date of grant.


Item 14. Principal Accounting Fees and Services

     In December, 1999, the Company retained Stonefield Josephson, Inc. as its independent auditors. Prior to the retention of Stonefield Josephson, Inc., neither the Company nor any person on its behalf consulted with Stonefield Josephson, Inc. regarding the application of accounting principles to any transaction or the types of audit opinion that might be rendered on the Company's financial statements.

     The  aggregate  fees  billed  for   professional   services  by  Stonefield
Josephson, Inc. in 2003 were $321,793, and in 2002 were $219,531 for the following services:

     Audit Fees: Stonefield Josephson, Inc.'s fees in connection with its quarterly reviews and year end audits for 2003 were $213,533, and were approximately $148,386 in 2002, which represented approximately 66% and 68% of the aggregate fees billed by Stonefield Josephson, Inc. in 2003 and 2002, respectively.

     Audit-Related Fees. Stonefield Josephson, Inc. did not bill the Company for any assurance and related work in fiscal year 2003 or 2002.

     Tax Fees. Stonefield Josephson, Inc fees in connection with the 2002 federal and state tax returns, which were billed in 2003, were approximately $3,148, or 1% of the aggregate fees billed for professional services by
Stonefield Josephson, Inc. in 2003. Stonefield Josephson, Inc. fees in connection with the 2001 federal and state tax returns, which were billed in 2002, were approximately $6,600, or 3% of the aggregate fees billed for professional services by Stonefield Josephson, Inc. in 2002.

     Financial Information Systems Design and Implementation Fees: There were no fees incurred in fiscal year 2001 or 2002 for financial information systems design and implementation services.

     All other Fees: Stonefield Josephson, Inc's fees for all other services provided in 2003 totaled approximately $105,112 or 33% of the aggregate fees billed by Stonefield Josephson, Inc. in 2003 and related primarily to preparation of the Registration statement on Form S-1. Stonefield Josephson, Inc's fees for all other services provided in 2002 totaled approximately $65,000 or 29% of the aggregate fees billed by Stonefield Josephson, Inc. in 2002 and related primarily to preparation of the 2002 proxy statement, and a Registration statement on Form S-1.

     Pre-Approval Policies. It is the policy of the Company not to enter into any agreement for Stonefield Josephson, Inc. to provide any non-audit services to us unless (a) the agreement is approved in advance by the Audit Committee or
(b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount we pay to Stonefield Josephson, Inc. during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (x) the procedures and policies are detailed in advance as to such services, (y) the Audit Committee is informed of such services prior to commencement and (z) such policies and procedures do not constitute delegation of the Audit Committee's responsibilities to management under the Securities Exchange Act of 1934, as amended.

     The Audit Committee has considered whether the provision of non-audit services has impaired the independence of Stonefield Josephson, Inc. and has concluded that Stonefield Josephson, Inc. is independent under applicable SEC and Nasdaq rules and regulations.


                                      -31-
6-

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

        10.12 Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No. 0-19301).
        10.13 Form of Subscription Agreement between the Company and each subscriber, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 3, 1997.
        10.14 Certificate of Designations of the Company with respect to the Series B 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 13, 1997.
        10.15 Form of Registration Rights Agreement, by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 13, 1997.
        10.16 Amendment to the Company's Certificate of Designation with respect to the 5% Cumulative Convertible Preferred Stock dated June 12, 1998, incorporated herein by reference to Exhibit 10.23 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.17 Amendment to the Company's Amended and Restated Certificate of Incorporation dated June 12, 1998 incorporated herein by reference to Exhibit 10.24 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.18 Employment Agreement dated August 14, 1998 between James Dao and the Company incorporated herein by reference to Exhibit 10.25 of the Company's 1998 Form 10-K (File No. 0-19301).
      ++10.19 Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.20 Loan and Warrant Agreement dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
        10-21 Asset Purchase Agreement between the Company and PenOp Ltd and
              PenOp Inc. incorporated herein by reference to the Company's Form 8-K dated October 6, 2000.
        10-22 Loan Agreement dated June 19, 2001 between the Company and the
              Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
        10-23 Equity Line of Credit Agreement between the Company and Cornell
              Capital Partners, LP, incorporated by reference to the Company's Registration Statement on Form S1 dated February 13, 2003 (File No. 333-103157)
        14.00 Code of Ethics- incorporated  herein by reference  to Exhibit
              14.00 of the Company's 2003 Form 10-K (File No. 0-19301)filed with the Commission on March 30, 2004.
         21.1 Schedule of Subsidiaries.
         23.1 Consent of Stonefield Josephson, Accountancy Corporation, Independent Accountants.
         31.1 Certification of Company's Chief Executive Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002
         31.2 Certificate of Company's Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of Chief Executive Officer pursuant to 18
              USC Section 1750, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Chief Financial Officer pursuant to 18
              USC Section 1750, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002


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