Form 10-Q
period 2004-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2004-05-17
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------                 OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2004


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------             OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from to

                       Commission File Number: 000-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         94-2790442
   ---------------------------                     --------------------------
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

Number of shares  outstanding of the issuer's  Common Stock, as of May 10, 2004:
100,516,848.

                                      INDEX



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements                                           Page No.
         --------------------                                  --------

Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and
December 31, 2003..............................................................3

Condensed Consolidated Statements of Operations for the Three-Month
Period Ended March 31, 2004 and 2003 (unaudited)...............................4

Condensed Consolidated Statements of Changes in Stockholders' Equity for the
Three-Month Period Ended March 31, 2004 (unaudited)............................5

Condensed Consolidated Statements of Cash Flows for the Three-Month Period
Ended March 31, 2004 and 2003 (unaudited)......................................6

Notes to Unaudited Condensed Consolidated Financial Statements.................7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations................................................13
         ---------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21
         ----------------------------------------------------------

Item 4A. Controls and Procedures..............................................22
         -----------------------

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................22
         -----------------

Item 2.  Change in Securities and Use of proceeds.............................22
         ----------------------------------------

Item 3.  Defaults Upon Senior Securities......................................22
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..................22
         ---------------------------------------------------

Item 5.  Other Information....................................................22
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits....................................................22

         (b)      Reports on Form 8-K.........................................22

         Signatures...........................................................23

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                     March 31,      December 31,
                                                       2004            2003
                                                    ---------        -----------
                                                    Unaudited
Assets
Current assets:
 Cash and cash equivalents...................       $     390        $   1,039
 Accounts receivable, net....................           2,695              742
 Inventories.................................              24               47
 Prepaid expenses and other current assets...             161              177
                                                    ----------       ----------
     Total current assets....................           3,270            2,005

Property and equipment, net..................             124              138
Patents and trademarks.......................           4,947            5,042
Other assets.................................              30               30
                                                    ----------       ----------

     Total assets............................        $  8,371        $   7,215
                                                    ==========       ==========

Liabilities and Stockholders' equity
Current liabilities:
 Short-term debt - related party.............        $  3,008        $   3,008
 Short-term debt - other.....................             750              750
 Accounts payable............................              85              243
 Accrued compensation........................             312              259
 Other accrued liabilities...................             375              475
 Deferred revenue............................             369              165
                                                     ---------       ----------
     Total current liabilities...............           4,899            4,900

Long-term debt - related party...............              11               13

Minority interest............................             106              115

Commitments                                                 -                -

Stockholders' equity:
 Common stock.................................          1,001            1,001
 Additional paid-in capital...................         83,528           83,528
 Accumulated deficit..........................        (80,997)         (82,164)
 Accumulated foreign currency translation
  adjustment..................................           (177)            (178)
                                                     ----------      ----------
     Total stockholders' equity...............          3,355            2,187
                                                     ----------      ----------

     Total liabilities and stockholders' equity....  $  8,371        $   7,215
                                                     ==========      ==========

             The accompanying notes form an integral part of these
                   Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                                    Three Months Ended
                                                          March 31,
                                               -----------------------------
                                                   2004               2003
                                               ---------          ----------

Revenues:
     Online/retail......................       $      41          $     114
     Corporate..........................           2,352                667
     China..............................              36                327
                                               ----------         ----------

         Total revenues.................           2,429              1,108

Operating costs and expenses:
     Cost of sales:
         Online.........................               -                  1
         Corporate .....................               7                 12
         China..........................              26                220
     Research and development...........             319                340
     Sales and marketing................             332                283
     General and administrative.........             504                512
                                               ----------         ----------

    Total operating costs and expenses..           1,188              1,368
                                               ----------         ----------

Income (loss) from operations...........           1,241               (260)

Other income (expense):
 Interest and other income
 (expense), net.........................               9                 (1)
 Interest expense.......................             (83)               (49)
                                               -----------        -----------

         Net Income (loss) .............       $   1,167          $    (310)
                                               ===========        ===========

Basic and diluted income (loss)
 per share..............................       $    0.01          $   (0.01)
                                               ===========        ===========

Weighted average common shares
 outstanding basic......................         100,102             91,907
                                               ===========        ===========

Weighted average common shares
 outstanding diluted....................         102,618             91,907
                                               ===========        ===========

             The accompanying notes form an integral part of these
                   Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited
                      (In thousands, except share amounts)


                                                            Accumulated
                                      Additional               Other
                      Shares    Common  Paid-In  Accumulated Comprehensive
                    Outstanding  Stock  Capital   Deficit       Loss      Total

Balances as of
 December31, 2003...  100,102  $  1,001  $ 83,528  $(82,164) $ (178)    $ 2,187
                     -----------------------------------------------------------


Foreign currency
 translation
  adjustment........        -        -          -         -       1           1
  Net income                -        -          -     1,167       -       1,167
                     -----------------------------------------------------------

Balances as of
 March 31, 2004.....  100,102  $  1,001  $ 83,528  $(80,997) $ (177)    $ 3,355
                     ===========================================================

             The accompanying notes form an integral part of these
                   Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------   ---------
                                                              2004        2003
                                                            --------   ---------

Cash flows from operating activities:
 Net income (loss)..........................................$  1,167   $  (310)
 Adjustments to reconcile net income (loss) to net cash
 (used) in operating activities:
     Depreciation...........................................      15        27
     Patent and capitalized software amortization...........      98        98
     Changes in operating assets and liabilities:
        Accounts receivable, net............................  (1,953)     (414)
        Inventories.........................................      23        19
        Prepaid expenses and other current assets...........      16        47
        Other assets........................................       -         1
        Accounts payable....................................    (158)      185
        Accrued compensation................................      53       (27)
        Other accrued liabilities...........................    (108)      (13)
        Deferred revenue....................................     204       (98)
                                                             --------   --------

     Net cash (used in) operating  activities...............    (643)     (485)
                                                             --------   --------

Cash flows from investing activity:
 Acquisition of property and equipment......................      (3)        -
                                                             --------   --------

     Net cash used in investing activity....................      (3)        -
                                                             --------   --------

Cash flows from financing activities:
 Payments on long-term debt.................................      (2)        -
 Proceeds from acquisition of short term debt...............       -       600
 Proceeds from the issuance of common stock.................       -       400
 Offering costs.............................................       -      (287)
 Principal payments on capital lease
    obligations.............................................      (1)       (3)
                                                             --------   --------
    Net cash provided (used) by financing
     activities.............................................      (3)      710
                                                             --------   --------

Effect of exchange rate changes on cash.....................       -         -
                                                             --------   --------

Net increase (decrease) in cash and
 cash equivalents...........................................    (649)      225
Cash and cash equivalents at beginning
 of period..................................................   1,039       711
                                                             --------   --------

Cash and cash equivalents at end of period.................. $   390    $  936
                                                             ========   ========

             The accompanying notes form an integral part of these
                   Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q


1. Interim financial statements and basis of presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (the "Company" or "CIC") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year.

The Company develops and markets software that can verify handwritten signatures and electronic signature and handwritten data entry software solutions aimed at emerging, large potential markets such as e-commerce, workflow automation, corporate security, smart handheld devices such as handheld computers & smartphones and the Palm OS aftermarket.

The Company's core software technologies include electronic signature, biometric signature verification, cryptography, electronic ink recording tools (InkTools(R)), (Sign-it(R)), (iSign(TM)) and (Sign-On(TM)), operating systems extensions that enable pen input (PenX(TM)) and multilingual handwriting recognition systems (Jot(R)) and the Handwriter(R) Recognition System, referred to as HRS(TM).

Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(TM) and InkSnap(TM)) and predictive text input, (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on smart handheld devices such as handheld computers and smartphones.

The Company offers a wide range of multi-platform software products that enable or enhance pen-based computing. The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies".

Transaction and communication enabling technologies have been fundamental to the Company's development of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. These technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication, heightened data security, and increased user productivity.

Natural input technologies are designed to allow users to interact with handheld devices, including PDA's and smartphones, by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, and predictive text entry technologies.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At March 31, 2004, the Company's accumulated deficit was approximately $81 million and has a working capital deficit of $1.6 million. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective February 2003, pursuant to the line of credit agreement with Cornell Capital Partners, LP ("Cornell"). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Cash and cash equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                           March 31,              December 31,
                                             2004                    2003
                                    --------------------- -- -------------------

        Cash in bank                  $         79             $        110
        Money market                           311                      929
                                    ---------------------    -------------------
                                      $        390             $      1,039
                                    =====================    ===================

3. Inventories

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. At March 31, 2004, inventories consisted primarily of finished goods.

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

Subsequent to December 19, 2003, the Company exercised its option to delay the commencement of the installment payments by paying the 2% fee discussed above, which was $38 in the aggregate for the three months ended March 31, 2004. The Company chose to delay commencement of the installment payments in anticipation of an increase in the price of the Company's stock based upon a projection of profitable first quarter results. Under the equity line of credit, the higher the market value of the Company's stock the fewer number of shares are required

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

to repay amounts drawn on the line. As of May 10, 2004, the Company has repaid $400,000 of the loan through the issuance of common stock and, due to the delay in commencement of the due date, it has issued approximately 21 fewer shares than it would have if it had not exercised its option to defer the due date.

5.Short-term debt - related party transactions

   Short-term debt

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

The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6% per annum at March 31, 2004, and is due by June 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock. Pursuant to the terms of the Loan, the Trust has the option, at any time prior to maturity, to convert all or any portion of the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5 million or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5 million to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

The loan is due and payable by June 18, 2004. The Company is currently investigating and considering various methods to pay off the loan. Alternatives being considered include: paying the loan from cash generated by operations, refinancing the loan with a different lender either as straight debt or as convertible debt, refinancing the loan with a different lender with terms that allow the Company, at its option, to repay the loan through issuance of stock or with available cash, and of course, if necessary, the Company's existing equity line of credit agreement could be used to pay the loan. Any of the preceding alternatives may be used individually or in combination with any other stated alternative. The Company continues to investigate various methods of payment and other alternatives may become available which the Company may determine are preferable to the above.

In the event the Company exceeds $5 million in financing from its equity line of credit with Cornell Capital, LP, 50% of the proceeds in excess of $5 million would be required to be used to reduce the amount of the loan. As of March 31, 2004, the Company has raised $2,750 gross, under the line of credit of which $750 was classified as a note payable.

In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective. As of March 31, 2004, no demand had been made upon the Company to file this registration statement.

Total interest paid for all outstanding debt during the three months ended March 31, 2004 and 2003 was $83, and $49, respectively.

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

6. Net income (loss) per share

The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic net income (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three month period ended March 31, 2004 and 2003, the computation for basic and diluted weighted average shares outstanding is as follows:

                                         Three Months Ended
                              March 31, 2004               March 31, 2003
                      ------------------------------- --------------------------

                                   Weighted                  Weighted
                                    Average                   Average
                           Net      Shares   Per-Share  Net   Shares   Per-Share
                         Income  Outstanding  Amount   Loss Outstanding  Amount
Basic income (loss)
 per share:
  Income available to
  stockholders          $ 1,167    100,102   $  0.01  $(310)  91,907    $(0.01)

Effect of dilutive
securities:
  Stock options               -       529          -      -        -         -
  Note payable to
  Cornell                     -     1,987          -      -        -         -
                         -------- -------    -------   -----  ------    -------

  Diluted income (loss) $ 1,167   102,618      $0.01  $(310)  91,907    $(0.01)
                          ======= =======    =======  ======  ======   ========

For the three months ended March 31, 2004, 4,813 stock options were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company's common stock. For the three months ended March 31, 2003, stock options of 6,358 were excluded from the calculation of diluted earnings per share as the effect of these options is not dilutive.

7. Common Stock Options

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

7. Common Stock Options (continued)

Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows:

                                                       Three Months Ended
                                                   March 31,        March 31,
                                                     2004             2003
                                                --------------   ---------------
  Net income (loss) available to stockholders:
   As reported..............................  $     1,167     $      (310)

                                             -----------------------------------
  Add: Stock-based employee compensation
   expense included in reported results of
   operations, net of related tax effect                -               -

  Deduct: Total stock based employee
   compensation expense determined under
   fair value based method net of tax.......          (38)            (95)

  Total stock based employee compensation
   expense determined under fair value
   based method net of tax                   -----------------------------------

   Pro forma................................  $     1,129     $      (405)
                                             ===================================

  Basic and diluted net income (loss) per share available to stockholders:
    As reported............................   $      0.01     $     (0.01)
              Pro forma....................   $      0.01     $     (0.01)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants during the applicable periods:
  o    risk-free interest rate of 2.37% and 2.11% for 2004 and 2003;
  o    an expected life of 6.6 years for 2004, 6.4 years for 2003;
  o    expected volatility of 100%for all periods; and
  o    dividend yield of 0% for all periods.

The Company expects to make additional option grants. The Company believes the above pro forma disclosures may not be representative of the pro forma effects on reported results of operations to be expected in future periods due to changes in interest rates, expected lives of current and future option grants and changes in the volatility of the price of the Company's common stock in the market.

8. Comprehensive income (loss)

       Total comprehensive (loss) was as follows:

                                                 Three month Ended March 31,
                                         ---------------- ------ ---------------
                                               2004                  2003
                                         ----------------        ---------------

  Net income (loss)                        $      1,167           $       (310)
  Other comprehensive income:
  Foreign currency translation adjustment             1                      2
                                         ----------------        ---------------

         Total comprehensive income (loss) $      1,168           $       (308)
                                         ================        ===============

                     Communication Intelligence Corporation
                                 and Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    FORM 10-Q

9. Segment Information

The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of three revenue categories; online/retail, enterprise and original equipment manufacturers ("OEM"). All handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales represent sales to external customers.

The accounting policies followed by the segments are the same as those described in the "Critical Accounting Policies." Segment data includes revenues and allocated costs charged to each of the operating segments.

     The table below presents information about reporting segments for the periods indicated:

                                    Three months ended March 31,
                               2004                             2003
                  ------------------------------- ------------------------------
                  Handwriting   Systems           Handwriting   Systems
                  Recognition Integration  Total  Recognition Integration  Total
                  ----------- ----------- ------- ----------- ----------- ------

Revenues            $  2,398     $  31     $  2,429     $  829   $  279  $1,108

Income (loss) from
operations          $  1,286     $ (45)    $  1,241     $ (221)  $  (39) $ (260)

Significant change
in total long
lived assets from
year end            $      -     $   -     $      -     $    -    $   -  $    -

For the three months ended March 31, 2004 and 2003, one customer accounted for 83% and 40% respectively, of total handwriting recognition segment revenue.

For the three months ended March 31, 2004 and 2003, one customer accounted for 47% and 23% of system integration revenues, respectively.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set fourth in the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003.

Overview

     The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2003, operating losses aggregated approximately $13 million and at December 31, 2003, the Company's accumulated deficit was approximately $82 million. At March 31, 2004, the Company's accumulative deficit was approximately $81 million.

     The first quarter of 2004 was the most profitable quarter in the history of the Company. Total revenues of $2.43 million for the quarter ended March 31, 2004, more than doubled compared to revenues of $1.11 million in the corresponding quarter of the prior year increasing 119%. Revenue for the first quarter reflects increasing adoption of our eSignature solutions in our target markets and is primarily attributable to Wells Fargo, which chose CIC eSignature technology for use in all of its full-service bank locations, and also revenues from Charles Schwab, IA Systems, Misys Healthcare, PalmSource, Prudential and TVA. The increasing focus on corporate accountability, including a growing demand for auditable business approval processes, is driving many enterprises to add eTransactions to their priority deployments in 2004.

     The net income of $1.17 million for the quarter ended March 31, 2004, represents an increase of $1.48 million compared to the net loss of $310 incurred in the corresponding quarter of the prior year. Both the magnitude of the profit and the 48% Return on Sales is significant and reflects a high level of effective integration of human resources, including product development, with our China operation, resulting in significantly lower base costs. Most impressive is our belief that the current cost structure can support significantly higher revenue without significant increases in base costs.

     Securing adoption of signature verification, as the best biometric solution, across multiple vertical markets to insure longer-term revenue growth is our primary challenge. Key growth drivers have merged to accelerate the deployment of eTransactions worldwide, including both the increasing awareness and reality of the significant benefits of the paperless environment, together with increasing competitive pressures. The intuitively obvious, non-intrusive nature of handwritten eSignatures has emerged as a key factor in achieving the significant benefits that can be derived from secure, signature dependent, legally binding eTransactions in the financial service industry and is beginning to penetrate the Healthcare industry. However, signature verification is only one of the several biometric technologies that are being evaluated and signature verification has yet to be accepted as the biometric of choice across sufficient vertical markets to insure sustained sales and earnings growth.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 104 ("SAB 104") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the AICPA Emerging Issues Task Force. We recognize revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Revenue from service subscriptions is recognized as costs are incurred or over the service period, which ever is longer.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

     Revenue from software license agreements is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post-contract support and is recognized as costs are incurred or over the support period which ever is longer. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

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

     We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred. Based on the impairment analysis of the intangible assets, no impairment existed as of March 31, 2004.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. As of March 31, 2004 and 2003, such costs were insignificant.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three months ended March 31, 2004 and 2003, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at March 31, 2004 based upon the Company's history of losses.

Segments

     We report in two segments: handwriting recognition and systems integration. For purposes of Management Discussion and Analysis, handwriting recognition includes online/retail revenues and corporate sales, including enterprise and original equipment manufacturers ("OEM") revenues. Handwriting recognition represents the sale of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. It also includes the sale of natural input technologies that are designed to allow users to interact with handheld devices. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through our web site and a direct sales force to individual or enterprise end users. We also license a version of our handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Results of Operations

     The following table provides unaudited financial information for each of our two segments.

                                                Three Months Ended
                                                     March 31,

                                           2004                       2003
                                  -------------------         ------------------
Segment revenues:
  Handwriting recognition
    Online/retail                        $      41                   $     114
    Corporate                                2,352                         667
    China                                        5                          48
                                  -------------------         ------------------
Total Handwriting recognition            $   2,398                   $     829

Systems integration
    China                                       31                         279
                                  -------------------         ------------------
  Total revenues                         $   2,429                   $   1,108
                                  -------------------         ------------------

Cost of Sales
    Handwriting recognition              $       7                   $      16
    Systems integration                         26                         217
                                  -------------------         ------------------
  Total cost of sales                    $      33                   $     233
                                  -------------------         ------------------

   Other operating cost and expenses
   Research and development              $     319                   $     340
   Sales and Marketing                         332                         283
   General and administrative                  504                         512
                                  -------------------         ------------------
   Total other operating costs
   and expenses                          $   1,155                   $   1,135
                                  -------------------         ------------------

Interest and other income
  (expense) net                          $     (74)                  $     (50)
                                  -------------------         ------------------

Net income (loss)                        $   1,167                   $    (310)
                                  ===================         ==================

Amortization of intangible assets
   Cost of sales                         $       3                   $       3
   General and administrative                   95                          95
                                  -------------------         ------------------
 Total amortization of intangible
   assets                                $      98                   $      98
                                  ===================         ==================

Revenues

Handwriting recognition.

     Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues increased 189% ($1,569), from $829 to $2,398, for the three months ended March 31, 2004, as compared to the same prior year period.

     Online/retail revenues decreased 64% ($73), from $114 to $41, for the three months ended March 31, 2004, as compared to the same prior year period. . The Company expects that online/retail sales from the internet will continue to decline as the shipments of the PalmSource operating system embedded with the Company's Jot software increase. The Company believes the increases in PalmSource OS shipments and the resulting increased royalties, included in Corporate revenues, will offset the decline in online/retail internet sales.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     Corporate revenues increased 253% ($1,685), from $667 to $2,352 for the three months ended March 31, 2004, as compared to the same prior year period. OEM and channel partner sales increased 532% ($234), from $44 to $278, for the three months ended March 31, 2004, as compared to the same prior year period. The increase in sales is due primarily to increased royalties from the shipment by PalmSource of its OS containing the CIC's Jot software. The Company expects channel partner and OEM sales to increase in the future as new channel partners and OEM customers are identified and new agreements are signed. Corporate sales increased 231% ($1,449), from $625 to $2,074, for the three months ended March 31, 2004, as compared to the same prior year period. The increase was due primarily to the sale of the Company's eSignature products to Wells Fargo Bank in the three months ended March 31, 2004. The Company has been working with other customers that have been developing internal applications that utilize the Company's eSignature products. The Company believes that corporate eSignature revenues will increase in the near term as the customers begin their roll out and corporate IT spending increases as the economy strengthens. However the timing of customer product roll out is difficult to project due to many factors beyond the Company's control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

     Software sales in China decreased 90% ($43), from $48 to $5, for the three months ended March 31, 2004, as compared to the same prior year period. This decrease reflects the inherent delay in revenue generation while establishing a channel strategy, which began in May of 2003, aimed at achieving accelerated and sustained sales growth by leveraging channel partners to gain China-wide market coverage. The channel strategy involves training the partners' sales forces and CIC Chinas' engineering efforts to embed CIC eSignature software into the partners' total application solutions. We believe the channel partner strategy will begin delivering increasing and sustained sales growth beginning in the second quarter of 2004. As of March 31, 2004, CIC China has approximately $110 of channel partner related backlog which is forecasted to be recognized in the second quarter of 2004.

Systems Integration.

     System integration segment revenue declined 89% ($248), from $279 to $31, for the three months ended March 31, 2004, as compared to the same prior year period. Over the prior two years, CIC China has emerged as the leading supplier in Jiangsu Province to a fast-growing mobile industry application for regulated goods, with an estimated 70% market share. The decline in system integration revenue reflects the decision not to expand this business to other provinces, which would require significant increases in base costs to provide turn-key
capabilities,   but   rather   to  focus   on  the   emerging   high   potential
eSignature/office automation market in China, leveraging channel partners capabilities. System integration revenues are expected to continue to be below the prior year amounts in future quarters.

Cost of Sales

Handwriting recognition segment.

     Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 56% ($9), from $16 to $7, for the three months ended March 31, 2004, as compared to the same prior year period. The decline is primarily due to the sale of less third party hardware along with the Company's software products. Cost of sales may increase in the future depending on the customers decision to purchase from the Company its software solution and third party hardware as a complete package rather than buying individual components from separate vendors.

     Online/retail cost of sales remained flat during the three month period ended March 31, 2004 compared to the prior year period. The Company does not anticipate a material increase is costs associated with the online/retail sales.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     Enterprise and OEM cost of sales decreased 56% ($9), from $16 to $7, for the three months ended March 31, 2004, as compared to the same prior year period. The decrease was due to the lower volume of third party hardware sales and engineering development costs over the comparable three month period of the prior year. Any increases in Enterprise and OEM cost of sales in the future will be driven by the amount of third party hardware that is sold with the Company's software solutions.

     China handwriting recognition segment cost remained flat, during the three month period ended March 31, 2004 compared to the prior year period. It is expected that cost of sales will remain low for the foreseeable future as the current trend has been in the sale of software solutions through channel partners with little third party hardware.

Systems Integration.

     China Systems integration segment cost of sales decreased 88% ($191), from $217 to $26, for the three month period ended March 31, 2004, as compared to the same prior year period. The decrease in costs was due primarily to the reduction in sales during in the current three months ended March 31, 2004 compared to the prior year period. The Company expects that system integration cost of sales will decrease over time as the Company continues to increase its focus on the emerging high potential eSignature/office automation market in China.

Operating expenses

     Research and development expenses. Research and development expenses decreased 6% ($21), from $340 to $319, for the three months ended March 31, 2004, as compared to the same prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. These expenses are offset by the capitalization of software development costs and direct costs associated with nonrecurring engineering contracts charged to cost of sales. Salaries and related expenses decreased 2%, or $5, during the three months ended March 31, 2004 due primarily to the reduction of one of the engineering staff as compared to the same prior year period. Other engineering administrative costs including allocated facilities expenses declined 14% ($16), during the three months ended March 31, 2004, as compared to the same prior year period. The Company believes that the reductions in engineering head count and expenses will not have an adverse effect on its ability to handle the current requirements. Currently the Company does not anticipate further reductions in personnel nor does it anticipate an increase in personnel as the Company maintains its relationship with an outside engineering group familiar with its products and, if required, can engage them on an as needed basis to fill future engineering requirements. In addition the Company draws on the engineering capabilities of the Joint Venture as required. This reliance on the Joint Venture and outside parties allows the Company to maintain lower base costs and to increase engineering cost on a temporary basis in response to specific revenue opportunities.

     Sales and marketing expenses. Sales and marketing expenses increased 17% ($49), from $283 to $332, for the three months ended March 31, 2004, as compared to the same prior year period. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses declined 8%, or $10, for the three months ended March 31, 2004, as compared to the prior year period. The decline is salaries and related expense is due to the net reduction of one sales person compared to the three months in the prior year period. Recruiting expense was $20 in the three months ended March 31, 2004, as compared to no recruiting expense in the same prior year period. Commissions expense increased 280% or $84 in the three months ended March 31, 2004, as compared to the same prior year period. The increase in commission expense is due to the increase in revenues between the comparable periods. Other expenses including facilities and other office related expenses decreased 35% or $45 for the three months ended March 31, 2004, as compared to the same prior year period. These reductions in other expenses were realized in both the US and China operations and were primarily related to travel expenses, depreciation and allocated facility costs. The Company expects these costs would increase at such time in the future as the sales force is expanded to respond to increasing revenue opportunities. The Company believes that the current cost structure can support significantly higher revenue without significant increases in base costs.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     General and Administrative Expenses. General and administrative expenses decreased 2% ($8), from $512 to $504, for the three months ended March 31, 2004, as compared to the same prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages remained flat, for the three months ended March 31, 2004 compared to the same prior year period. Professional service expenses which include consulting, legal and outside accounting fees decreased 38%, or $38, as compared to the same prior year period. The decrease was primarily due to lower legal and accounting fees associated with the Company's 2003 annual report during the three months ended March 31, 2004, as compared to the same prior year period. Other administrative expenses increased 13%, or $30, for the three month period ended March 31, 2004, as compared to the same prior year period. The increase was primarily due to an increase in the reserve for uncollected accounts receivable of $16 an increase in insurance of $3 and a $11 increase in other administrative expenses including facilities expenses allocation and allocated expenses associated with the Joint Venture. The Company does not anticipate significant increases in administrative expense in the near future.

Interest and other income (expense), net

     Interest and other income (expense), net increased $10, for the three months ended March 31, 2004, compared to the same prior year period. The increase in was due to the change in minority interest resulting from an operating loss by the join venture.

Interest expense

     Interest expense increased 69% ($34), from $49 to $83 for the three months ended March 31, 2004 compared to the same prior year period. The increase was primarily due to interest paid to Cornell Capital Partners, LC associated with the $750 in short-term debt (See Note 4 of the condensed consolidated financial statements). Interest paid on the Company's $3,000 debt over the comparable three month periods was unchanged.

Liquidity and Capital Resources

     At March 31, 2004, cash and cash equivalents totaled $390 compared to cash and cash equivalents of $1,039 at December 31, 2003. The decrease in cash was primarily due to cash used in operating activities of $643, acquisition of property and equipment amounting to $3 and payments of long term debt and capital lease obligations of $3. Total current assets were $3,270 at March 31, 2004, compared to $2,005 at December 31, 2003. As of March 31, 2004, the Company's principal sources of funds included its cash and cash equivalents aggregating $390, accounts receivable and the Equity Line of Credit through Cornell Capital Partners LP.

     Accounts receivable increased $1,953 for the three months ended March 31, 2004 compared to December 31, 2003, due primarily to the sale during the period to Wells Fargo Bank. The receivable, approximating $2,200 was collected four days subsequent to March 31, 2004. The Company expects the development of the eSignature market will result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter.

     Prepaid expenses and other current assets declined by $16 for the three months ended March 31, 2004, compared to December 31, 2003, due to expensing more annual fees or maintenance and support costs than added to prepaids over the three months ended March 31, 2004. Generally, annual insurance premiums and maintenance and support fees are prepaid in December and June of each year and therefore the balances typically begin to decrease in the first and third quarters as the balances are amortized.

     Accounts payable decreased $158 for the three months ended March 31, 2004, compared to December 31, 2003, due to the payments made on annual insurance premiums, maintenance and support fees and materials used by the Joint Venture in cost of sales and purchased in the fourth quarter of 2003. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

hardware sold as part of the software solution. Accrued compensation increased $53 due to the accrual of commissions based on the increase in revenues over the three months ended March 31, 2004 compared to the prior year period. These commissions are expected to be paid in the second quarter of 2004.

     The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. The Company's accumulated deficit was reduced to approximately $81 million at March 31, 2004 from approximately $82 million at December 31, 2003. There can be no assurance that the Company will continue to reduce the accumulative deficit or have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company intends to use the net proceeds from the issuance of the shares of its common stock under the Equity Line of Credit to repay short term debt and for working capital. In addition, fifty percent of any such funds in excess of $5 million must be applied to the outstanding principal of the Company's short-term debt, related party. CIC believes the proceeds from the Equity Line of Credit, when combined with cash provided from operations, will be sufficient to meet its capital requirements for the foreseeable future. If the Company is unable to secure at least $5 million in funds under the Equity Line of Credit or is unable to sustain the increase in funds generated from operations, the Company may not be able to continue its operations in their current form and may not be a viable company on a going forward basis without significant changes in its operations. The Company has raised, net of costs and expenses, approximately $2,300 from the equity line of credit. The Company believes it will be able to raise the necessary funds under the Equity Line of Credit and from operations. The Company has not formulated specific plans to change its operations. Possible changes could include reduced personnel expenses to better match its revenue streams.

     Current liabilities, which include deferred revenue, were $4,899 at March 31, 2004 compared to $4,900 at December 31, 2003. Deferred revenue, totaling $369 at March 31, 2004, compared to $165 at December 31, 2003, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

     The $3,000 loan is due and payable by June 18, 2004. The Company is currently investigating and considering various methods to pay off the loan. Alternatives being considered include: paying the loan from cash generated by operations, refinancing the loan with a different lender either as straight debt or as convertible debt, refinancing the loan with a different lender with terms that allow the Company, at its option, to repay the loan through issuance of stock or with available cash, and of course, if necessary, the Company's existing equity line of credit agreement could be used to pay the loan. Any of the preceding alternatives may be used individually or in combination with any other stated alternative. The Company continues to investigate various methods of payment and other alternatives may become available which the Company may determine are preferable to the above.

We have the following material commitments as of March 31, 2004:

                                             Payments due by periods
--------------------------------  ----------------------------------------------
                                          Less than    One to   Four to   After
Contractual obligations             Total   One year    three     five     five
                                                         years    years    years
--------------------------------  -------   --------   -------- --------  ------

 Short term debt (1)              $ 3,750   $  3,750   $     -   $   -    $   -
 Long term-debt                        19          8        11       -        -
 Capital Lease Obligations             28         28         -       -        -
 Operating lease commitments (2)    1,068        419       649       -        -
                                  -------   --------   -------   ------   ------

  Total contractual cash
   obligations                    $ 4,865   $  4,205   $   660   $   -    $   -
                                  =======   ========   ========  ======   ======

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

1. The Short-term debt related party may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right to convert the outstanding principal amount into shares of common stock at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events.

2. The operating lease commenced on November 1, 2001. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

Forward Looking Statements

     Certain statements contained in this quarterly report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set fourth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and delineated as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2004.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Future Results and Stock Price Risk

     The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy in general, or market volatility unrelated to the Company's business and operating results.

Item 4A. Controls and Procedures

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

Part II-Other Information

Item 1. Legal Proceedings

        None

Item 2. Change in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        EXHIBIT 31 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

        EXHIBIT 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        Current Report on Form 8-K dated March 16, 2004, with respect to the appointment of David Welch to the Company's Board of Directors.

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




                                   COMMUNICATION INTELLIGENCE CORPORATION
                                 -------------------------------------------
                                                Registrant



     May 12, 2004                        s/ Francis V. Dane
------------------------         ---------------------------------------------
         Date                               Francis V. Dane
                                  (Principal Financial Officer and Officer Duly
                                 Authorized to Sign on Behalf of the Registrant)