Form 10-Q
period 2004-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2004-08-12
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     94-2790442
  -------------------------------             -------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


         275 Shoreline Drive, Suite 500, Redwood Shores, CA 94065-1413
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888

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

Number of shares outstanding of the issuer's Common Stock, as of August 11, 2004: 101,374,876.

                                      INDEX



PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements                                          Page No.

 Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and
 December 31, 2003...........................................................3

 Condensed Consolidated Statements of Operations for the Three
 and Six-Month Periods Ended June 30, 2004 and 2003 (unaudited)..............4

 Condensed Consolidated Statements of Changes in Stockholders' Equity
 for the Three and Six-Month Periods Ended June 30, 2004 (unaudited).........5

 Condensed Consolidated Statements of Cash Flows for the
 Six-Month Periods Ended June 30, 2004 and 2003 (unaudited)..................6

 Notes to Unaudited Condensed Consolidated Financial Statements..............7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................14

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk........23

 Item 4A.  Controls and Procedures..........................................23

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................23

 Item 2.  Change in Securities and Use of proceeds..........................24

 Item 3.  Defaults Upon Senior Securities...................................24

 Item 4.  Submission of Matters to a Vote of Security Holders...............24

 Item 5.  Other Information.................................................25

 Item 6.  Exhibits and Reports on Form 8-K.

          (a)      Exhibits.................................................25

          (b)      Reports on Form 8-K......................................25

 Signatures.................................................................26

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      June 30,      December 31,
                                                        2004           2003
                                                    -----------    -------------
                                                     Unaudited
Assets
Current assets:
     Cash and cash equivalents..................... $   1,969         $   1,039
     Accounts receivable, net of allowances
     of $304 and $256 atJune 30, 2004 and
     December 31, 2003, respectively...............       499               742
     Inventories...................................         -                47
     Prepaid expenses and other current assets.....       150               177
                                                    -----------      -----------
         Total current assets......................     2,618             2,005

Property and equipment, net........................       147               138
Patents and trademarks.............................     4,853             5,042
Deposits...........................................        30                30
                                                    -----------      -----------

         Total assets.............................. $   7,648         $   7,215
                                                    ===========      ===========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt - related party............... $   3,008         $   3,008
     Short-term debt - other.......................        37               750
     Accounts payable..............................       270               243
     Accrued compensation..........................       156               259
     Other accrued liabilities.....................       341               475
     Deferred revenue..............................       342               165
                                                    -----------      -----------
         Total current liabilities.................     4,154             4,900

Long-term debt - related party.....................         8                13

Minority interest..................................       107               115

Commitments and contingencies                               -                 -

Stockholders' equity:
     Common stock..................................     1,013             1,001
     Additional paid-in capital....................    84,216            83,528
     Accumulated deficit...........................   (81,675)          (82,164)
     Accumulated foreign currency translation
     adjustment....................................      (175)             (178)
                                                    -----------      -----------
         Total stockholders' equity................     3,379             2,187
                                                    -----------      -----------

         Total liabilities and stockholders'
         equity.................................... $   7,648         $   7,215
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

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                          -------------------------------------
                                           2004      2003       2004      2003
                                          ---------------      ---------------
Revenues:
 Online/retail.......................... $   47    $   92     $   88    $  206
 Corporate..............................    468       288      2,820       955
 China    ..............................    115       192        151       519
                                         -------   -------    -------   -------

         Total revenues.................    630       572      3,059     1,680

Operating costs and expenses:
 Cost of sales:
    Online/retail.......................      -         -          -         1
    Corporate...........................      4        11         11        23
    China ..............................      7       111         33       331
 Research and development...............    273       303        592       643
 Sales and marketing  ..................    305       180        637       463
 General and administrative  ...........    654       619      1,158     1,131
                                         --------   -------    -------   -------

   Total operating costs and expenses..   1,243     1,224      2,431     2,592
                                         --------   -------    -------   -------

Income (loss) from operations  .........   (613)     (652)       628      (912)

Other income (expense)
 Interest and other income (expense),net     (3)       10          6         9

 Interest expense  .....................    (62)      (48)      (145)      (97)
                                         ---------  -------    --------  -------

         Net Income (loss)  ............   (678)     (690)       489    (1,000)
                                         =========  ========   ========  =======

Basic and diluted income (loss)
per common share  ...................... $(0.01)    $(0.01)     $ 0.01  $(0.01)
                                         =========  ========   ======== ========

Weighted average common shares
outstanding basic                        100,776    97,514     100,439   94,726
                                         ========   ========   ======== ========

Weighted average common shares
outstanding diluted                      100,776    97,514     100,842   94,726
                                         ========   ========   ======== ========

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


                                                              Accumulated
                                      Additional                 Other
                     Shares    Common   Paid-In  Accumulated  Comprehensive
                   Outstanding  Stock   Capital    Deficit        Loss    Total

Balances as of
December 31, 2003.. 100,102    $1,001  $ 83,528  $(82,164)     $ (178)  $ 2,187
                   -------------------------------------------------------------
Foreign currency
translation
 adjustment.......       -         -         -           -          1         1

Net income for
the three months
ended March 31,
2004..............       -         -         -       1,167          -     1,167
                   -------------------------------------------------------------

Balances as of
March 31, 2004.... 100,102     $1,001   $ 83,528  $(80,997)    $ (177)  $ 3,355
                   -------------------------------------------------------------


Sale of Common
shares through
Cornell Capital
net of expenses.... 1,133          11       679          -          -       690

Exercise of
options for
shares of Common
stock..............    33           1         9          -          -        10

Foreign currency
translation
adjustment.........     -           -         -          -          2         2

Net loss for the
three months
ended June 30,
2004...............     -           -         -       (678)         -      (678)
                   -------------------------------------------------------------

Balances as of
 June 30,  2004.. 101,268      $1,013    $84,216  $(81,675)     $(175)  $ 3,379
                  ==============================================================

The accompanying notes form an integral part of these Condensed Consolidated
                              Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                         2004            2003
                                                       ---------     -----------

Cash flows from operating activities:
  Net income (loss)..................................... $ 489       $  (1,000)
     Adjustments to reconcile net income
     (loss) to net cash provided.by/ (used for)
     operating activities:
        Depreciation....................................    28              47
        Patent and capitalized software amortization....   189             190
        Provision for doubtful accounts.................    48               -
        Loss on disposal of fixed assets................     3               8
        Changes in operating assets and liabilities:
           Accounts receivable, net.....................   195             (74)
           Inventories..................................    47              32
           Prepaid expenses and other current assets....   (32)             77
           Accounts payable.............................    27              27
           Accrued compensation.........................  (103)            (19)
           Other accrued liabilities....................  (146)            (39)
           Deferred revenue.............................   177             (86)
                                                        ---------     ----------
         Net cash provided by (used for)
          operating  activities..                          922            (837)
                                                        ---------     ----------

Cash flows from investing activity:
     Acquisition of property and equipment..............   (34)            (36)
                                                        ---------     ----------
         Net cash used in investing activity............   (34)            (36)
                                                        ---------     ----------

Cash flows from financing activities:
     Payments on long-term debt.........................    (2)              -
     Proceeds from issuance of short-term debt..........    37               -
     Proceeds from the exercise of stock options........    10               -
     Proceeds from the issuance of common stock.........     -           2,000
     Offering costs.....................................     -            (410)
     Principal payments on capital lease obligations....    (3)             (4)
                                                        ----------     ---------
         Net cash provided by (used for)
         financing activities...........................    42           1,586
                                                        ----------     ---------

Effect of exchange rate changes on cash.................     -               -
                                                        ----------     ---------

Net increase in cash and cash equivalents...............   930             713
Cash and cash equivalents at beginning of period........ 1,039             711
                                                        ----------     ---------
Cash and cash equivalents at end of period..............$1,969         $ 1,424
                                                        ==========     =========

Supplemental Disclosure of Non Cash Financing Activities

Pay off of short-term debt through
issuance of common stock.....                           $  750         $    -
                                                        ----------     ---------

Offering cost related to short-debt                     $   60         $    -
                                                        ----------     ---------

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

The Company develops and markets electronic signature software, biometric verification software for handwritten signatures and handwritten data entry software solutions aimed at emerging, large potential markets such as e-commerce, workflow automation, corporate security, smart handheld devices such as handheld computers & smartphones and the Palm OS aftermarket.

The Company's core software technologies include electronic signature, biometric signature verification, cryptography, electronic ink recording tools (SignatureOneTM), (InkTools(R)), (Sign-it(R)), (iSign(R)) and (Sign-On(R)), operating systems extensions that enable pen input (PenX(TM)) and multilingual handwriting recognition systems (Jot(R)) and the Handwriter(R) Recognition System, referred to as HRS(TM).

Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(R) and InkSnap(R)) and predictive text input, (WordComplete(R)). CIC's products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on smart handheld devices such as handheld computers and smartphones.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

its ability to continue as a going concern. At June 30, 2004, the Company's accumulated deficit was approximately $81,675 and has a working capital deficit of $1,536. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective February 2003, pursuant to the equity line of credit agreement with Cornell Capital Partners, LP ("Cornell"). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed under the equity line of credit agreement or otherwise, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Cash and cash equivalents

          The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:

                                            June 30,              December 31,
                                              2004                    2003
                                    --------------------- -- -------------------

        Cash in bank                  $        148             $        110
        Money market                         1,821                      929
                                    ---------------------    -------------------
                                      $      1,969             $      1,039
                                    =====================    ===================

3.   Inventories

     Inventories  are  stated  at the  lower  of  cost  or  market,  cost  being determined using the first-in, first-out (FIFO) method. Inventories consisted primarily of finished goods and are fully reserved at June 30, 2004.

4.   Short-term debt - other

     On April 20, 2004, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $37, denominated in Chinese currency, from a Chinese bank. The unsecured loan bears interest at 5.0% per annum and is due April 20, 2005. The borrowing did not require the Joint Venture to deposit a compensating balance. The note can be repaid at any time with out penalty.

     On December  19,  2003,  the Company  borrowed  $750 from  Cornell  Capital
     Partners, LP. The proceeds of the loan were used for working capital purposes. The loan was secured by 4,621 shares of the Company's common stock held in escrow. The promissory note was due and payable in seven installments, commencing January 19, 2004 and ending on March 1, 2004, and could have been paid in cash or shares of the Company's common stock. The Company had the option to delay the commencement of the installment payments for an unlimited number of 30 day periods upon payment of an amount equal to 2% of the principal amount owed on or before the beginning of the current option period. Any delay in the commencement date resulted in an equal delay in the due date of the note.

     The Company exercised its option to delay the commencement of the installment payments by paying the 2% fee discussed above, which was $38 in the aggregate for the six months ended June 30, 2004. The Company chose to delay commencement of the installment payments in anticipation of an increase in the price of the Company's stock based upon a projection of profitable first quarter results. Under the equity line of credit, the higher the market value of the Company's stock the fewer number of shares are required to repay amounts drawn on the line. As of June 30, 2004, the

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

     Company has repaid $750,000 of the loan through the issuance of 1,133 shares of common stock and, due to the delay in commencement of the due date, it had issued approximately 21 fewer shares than it would have if it had not exercised its option to defer the due date. The company wrote off approximately $60 in unamortized deferred financing costs associated with the $750 loan against equity.

5.   Short-term debt - Related Party Transactions

     On June 19, 2001, the Company consummated a three-year $3,000 financing (the "Loan") with a charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999 and for working capital purposes. The Company has received a sixty day extension to pay the $3,000 Loan to the Trust that was due June 18, 2004. In exchange for this sixty day extension the Company paid the Trust thirty days worth of interest ($15) calculated according to the terms of the note. All other provisions of the Loan remain unchanged.

     The Loan bears interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, which was 6.00% per annum at June 30, 2004, and, due to the extension granted, is due August 18, 2004. The Loan may be pre-paid by the Company in whole or in part at any time without penalty, subject to the right of the Trust to convert the outstanding principal amount of the Loan into shares of common stock of the Company at a conversion price of $2.00 per share, subject to adjustment upon the occurrence of certain events. If, prior to maturity of the Loan, the Company consummates one or more financings providing $5,000 or more in gross proceeds, the Company is required to apply 50% of the proceeds in excess of $5,000 to the then outstanding principal amount of the Loan. The Loan is secured by a first priority security interest in and lien on all of the Company's assets as now owned or hereafter acquired by the Company.

     In the event the Company exceeds $5,000 in financing from its equity line of credit with Cornell Capital, LP, 50% of the proceeds in excess of $5,000 would be required to be used to reduce the amount of the loan. As of June 30, 2004, the Company has borrowed $2,750 under the equity line of credit.

     In connection with the Loan, the Company entered into a registration rights agreement with the Trust which obligates the Company to file a registration statement with the Securities and Exchange Commission covering the sale of the shares of the Company's common stock issuable upon conversion of the Loan if it receives a demand by the holder of the Loan to do so, and to use its reasonable best efforts to cause such registration statement to become effective. As of June 30, 2004, no demand had been made upon the Company to file this registration statement.

     Interest paid during the three and six months ended June 30, 2004 was $100, and $184, respectively, and for the three and six months ended June 30, 2003, $48 and $98, respectively. Interest payments for the three and six months ended June 30, 2004 include $84 paid to the Trust representing interest accrued at March 31, 2004 and interest accrued through June 18, 2004 of $69, plus the $15 loan extension fee.

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

6.   Net income (loss) per share

     The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic net income
     (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three month periods ended June 30, 2004 and 2003, 6,183 and 5,675, respectively, of shares of common stock subject to outstanding options were excluded from the calculation of dilutive earnings per share as the effect of these options is not dilutive.

     For the six month periods ended June 30, 2004 and 2003, the computation for basic and diluted weighted average shares outstanding is as follows:

                                            Six Months Ended
                                June 30, 2004              June 30, 2003
                        ------------------------------ -------------------------
                                   Weighted                 Weighted
                                   Average                   Average
                           Net      Shares   Per-Share  Net   Shares   Per-Share
                         Income  Outstanding  Amount   Loss Outstanding  Amount
   Basic income (loss)
    per share:Income
    available to        $  489     100,439   $  0.01  $(1,000) 94,726   $ (0.01)
    stockholders
   Effect of dilutive
    securitiesStock          -         403         -        -       -         -
    options             -------   ---------  -------- -------- -------  --------

   Diluted income
   (loss)               $  489     100,842   $  0.01  $(1,000) 94,726   $ (0.01)
                        =======   =========  ======== ======== =======  ========

     For the six months ended June 30, 2004, 5,392 shares of common stock subject to outstanding options, , were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company's common stock. For the six months ended June 30, 2003, stock options of 5,675 were excluded from the calculation of diluted earnings per share as the effect of these options is not dilutive.


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

7.   Common Stock Options (continued)

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows:

                                                          Six Months Ended
                                                   -----------------------------
                                                      June 30,        June 30,
                                                        2004           2003
                                                   -----------------------------

      Net income (loss) available to
        stockholders:
        As reported..............................  $      489     $  (1,000)

                                                   ------------   ------------
       Add: Stock-based employee compensation
        expense included in reported results of
        operations, net of related tax effect....           -             -

       Deduct: Total stock based employee
         compensation expense determined under
         fair value based method, net of tax......       (111)         (190)
                                                   ------------   -------------
               Pro forma.......................... $      378     $  (1,190)
                                                   ============   =============

        Basic and diluted net income (loss) per
          share available to stockholders:
          As reported............................. $     0.01     $   (0.01)
                                                   ============   =============

          Pro forma............................... $     0.01     $   (0.01)
                                                   ============   =============

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods:
       o    risk-free interest rate of 2.37% and 2.11% for 2004 and 2003;
       o    an  expected  life of 6.6  years  for  2004,  6.4 years for 2003;
            respectively;
       o    expected volatility of 100% for all periods; and
       o    dividend yield of 0% for all periods.

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

8.     Comprehensive income (loss)

       Total comprehensive income (loss) was as follows:

                                          ------------------   -----------------
                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,

                                            -------- -------   -------  --------
                                              2004    2003      2004       2003
                                            -------- -------   -------  --------

        Net income (loss)                   $ (678)  $ ( 690)  $   489  $(1,000)
        Other comprehensive income:
        Cumulative translation adjustment        2         2         3        4
                                            -------- --------  -------  --------

        Total comprehensive income (loss)   $ (676)  $  (688)  $   492  $  (996)
                                            ======== ========  =======  ========

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

     The table below presents information about reporting segments for the periods indicated:

                                 Six Months Ended June 30,
                            2004                          2003
             -------------------------------------------------------------------
             Handwriting   Systems           Handwriting    Systems
             Recognition Integration   Total Recognition   Integration    Total
             ----------- ----------- ------- ------------ ------------- --------

Revenues         $ 3,022    $  37  $  3,059   $  1,284     $    396    $  1,680

Income (loss)
from Operations  $   620    $   8  $    628   $   (888)    $    (24) $     (912)

Significant
change in total
long lived assets
from year end    $     -    $   -  $      -   $    (36)    $      -    $    (36)

     For the three months ended June 30, 2004, one customer accounted for 29% of total handwriting recognition segment revenue. For the three months ended June 30, 2003, no one customer accounted for more than 10% of total handwriting recognition segment revenue. For the six months ended June 30, 2004 and 2003, one customer accounted for 66% and 36% of total handwriting recognition segment revenue, respectively.

     For the three months ended June 30, 2004 and 2003, one customer accounted for 70% and 55% of system integration revenues, respectively. For the six months ended June 30, 2004 and 2003, one customer accounted for 40% and 27% of system integration revenues, respectively.


10.  Commitments and contingencies

     On June 7, 2004, (amended July 7, 2004) Topaz Systems, Inc. ("Topaz") filed a complaint, against the Company, with the United States District Court Northern District of California San Francisco Division alleging breach of contract, breach of covenant of good faith and fair dealing and asking for a declaratory judgment that it had not breached the September 29, 2000 License agreement between it and the Company (the "License"), that Topaz had not infringed certain of the Company's patents and that such patents were invalid and/or unenforceable. No monetary damages were specified. The Company believes that the complaint is without merit and intends to vigorously defend against the claims. On July 26, 2004, the Company responded to the complaint and filed counterclaims against Topaz alleging that Topaz had breached the License, had infringed certain of the Company's patents and was engaging in unfair competition. On July, 22, 2004, Topaz filed a complaint against the Company with the United States District Court

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

     Central District of California Western Division requesting declaratory judgment that it did not infringe certain of CIC's patents (not included in the other complaint) and that such patents were invalid and/or unenforceable. The Company believes that the complaint is without merit and intends to vigorously defend against the claims. The ultimate outcome of this litigation cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company's financial position or its results of operations. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

11.  Subsequent event: Retirement of $3 Million Debt

     On August 5, 2004, CIC paid a $3 million note due August 18, 2004, to a charitable remainder annuity trust ("the Trust") the trustee of which is Mr. Philip Sassower, a former officer and director of the Company (See Note
     5). The funds to retire the debt were obtained from Cornell Capital Partners LP ("Cornell") pursuant to an unsecured $3.5 million promissory note dated August 4, 2004 (the "Note"). The Note provides for a per annum interest rate of 5% and is scheduled to be paid, in ten equal installments with the first installment due November 29, 2004 and the last on February 7, 2005. The Company intends to pay the amounts due under the Note with funds generated from operations, alternative financings or through a combination of those sources. Payment of the $3 million debt released the lien on the Company's intellectual property that has caused concern, and in fact inhibited, certain licensing negotiations. The new debt does not require such a lien.

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

Overview

     The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2003, operating losses aggregated approximately $13,000 and at December 31, 2003, the Company's accumulated deficit was approximately $82,000. At June 30, 2004, the Company's accumulative deficit was approximately $82,000.

     Total revenue of $630 for the quarter ended June 30, 2004 increased 10% compared to revenues of $572 in the corresponding quarter of the prior year. The first six months of 2004 was the most profitable in the history of the Company. Total revenues of $3,059 for the six months ended June 30, 2004, increased 82% compared to revenues of $1,680 in the corresponding six months of the prior year. Total revenue for eSignature solutions of $2,493 for the six months ended June 30, 2004, more than doubled compared to eSignature revenue of $ 1,059 in the corresponding six months of the prior year, increasing 135%. This revenue growth reflects increasing adoption of our eSignature solutions in target markets and is primarily attributable to Wells Fargo, which chose CIC eSignature technology for use in all of its full-service bank locations, and also revenues from Charles Schwab, Duncan Management, IA Systems, Misys Healthcare, PalmSource, Prudential, Saytek and TVA. The increasing focus on corporate accountability, including a growing demand for auditable business approval processes, is driving many enterprises to add eTransactions to their priority deployments in 2004.

     The net loss for the quarter ended June 30, 2004 was $678, on slightly higher sales, compared with a net loss of $690 in the corresponding prior year period. Operating expenses increased approximately 12% ($130) from $1,102 to $1,232 for the three months ended June 30, 2004, compared to the prior year period. The increase primarily reflects the required investment in selling expenses to insure future revenue growth. The net income of $489 for the six months ended June 30, 2004, represents an increase of $1,489 compared to the net loss of $1,000 incurred in the corresponding six months of the prior year.

     Key growth drivers have merged to accelerate the deployment of electronic transactions worldwide, including both the increasing awareness and reality of the significant benefits of the paperless environment, increasing competitive and cost pressures on companies and government agencies, and most recently, the emerging economic recovery increasing pent-up IT expenditures. The intuitively obvious, non-intrusive nature of handwritten eSignatures has emerged as a key factor in achieving the significant benefits that can be derived from secure, signature dependent, legally binding eTransactions in the financial service industry and is beginning to penetrate Healthcare, ePrescriptions and other industry segments. The introduction of SignatureOne and updated Sign-it products, in the first quarter of 2004, significantly expands CIC's market coverage providing unique and patented technology that supports a wide range of electronic signing methods including other biometric verification alternatives. Deploying and maintaining the worldwide market presence and sales coverage necessary to achieve sustained sales and earnings growth is the company's primary challenge.

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

     Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 104 ("SAB 104") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the FASB Emerging Issues Task Force. We recognize revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Revenue from service subscriptions is recognized as costs are incurred or over the service period, which ever is longer.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The adoption of SAB 104 did not impact the consolidated financial statements.

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

     We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred. Based on the impairment analysis of the intangible assets, no impairment existed as of June 30, 2004.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. As of June 30, 2004 and 2003, such costs were insignificant.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three and six months ended June 30, 2004 and 2003, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at June 30, 2004 based upon the Company's history of losses.

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

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

Results of Operations

The following table provides unaudited financial information for each of our two segments.


                                  Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                   2004         2003         2004        2003
                                ---------    ---------   ----------   ----------

Segment revenues:
  Handwriting recognition
    Online/retail              $     47      $    92     $      88    $    206
    Corporate                       468          288         2,820         955
    China                           109           75           114         123
                               ----------    ---------   ----------   ----------
Total handwriting recognition  $    624      $   455     $   3,022    $  1,284

Systems integration                   6          117            37         396
                               ----------    ---------   ----------   ----------

Total revenues                 $    630      $   572     $   3,059    $  1,680
                               ----------    ---------   ----------   ----------
Cost of Sales
    Handwriting recognition    $      8      $    23     $      15    $     37
    Systems integration               3           99            29         318
                               ----------    ---------   ----------   ----------
Total cost of sales            $     11      $   122     $      44    $    355
                                ---------    ---------   ----------   ----------

Operating cost and expenses
   Research and development    $    273      $   303     $     592    $    643
   Sales and Marketing              305          180           637         463
   General and administrative       654          619         1,158       1,131
                               ----------    ---------   ----------   ----------
Total operating costs and
 expenses                      $  1,232      $ 1,102     $   2,387    $  2,237
                               ----------    ---------   ----------   ----------

Interest and other income
 (expense), net                $     (3)     $    10     $       6    $      9
Interest expense                    (62)         (48)         (145)        (97)
                               ----------    ---------   ----------   ----------

Net income (loss)              $   (678)     $  (690)    $     489    $ (1,000)
                               ==========    =========   ==========   =========

Amortization of intangible assets
   Cost of sales               $      -      $     4     $       -    $      7
   General and administrative        94           94           189         189
                               ----------    ---------   ----------   ----------

Total amortization of
 intangible assets             $     94      $    98     $     189    $    196
                               ==========    ==========  ==========   ==========


Revenues

Handwriting recognition.

     Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues increased 37% ($169) and 135% ($1,738), from $455 and $1,284 to $624 and $3,022, respectively, for the three and six months ended June 30, 2004, as compared to the same prior year periods.

     Online/retail revenues decreased 49% ($45) and 57% ($118), from $92 and $206 to $47 and $88, for the three and six months ended June 30, 2004, as compared to the same prior year periods. The Company expects that online/retail sales from the internet will continue to decline as the shipments of the PalmSource operating system embedded with the Company's Jot software increase. The Company believes the increases in PalmSource OS shipments and the resulting increased royalties, included in Corporate revenues, will offset the declines experienced in online/retail internet sales.

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

     Corporate revenues increased 63% ($180) and 195% ($1,865), from $288 and $955 to $468 and $2,820 for the three and six months ended June 30, 2004, as compared to the same prior year periods.

     OEM and channel partner sales included in corporate revenues, increased 88% ($120) and 196% ($354), from $137 and $181 to $257 and $535, for the three and six months ended June 30, 2004, as compared to the same prior year periods. The increase in OEM and channel partner sales for the three and six months ended June 30, 2004, is due primarily to increased royalties from the shipment by PalmSource of its operating system containing the Company' Jot software. The Company expects channel partner and OEM sales to increase in the future as new channel partners and OEM customers are identified and new agreements are signed. eSignature included in corporate sales increased 42% ($62) and 196% ($1,511), from $149 and $774 to $211 and $2,285, for the three and six months ended June 30, 2004, as compared to the same prior year periods. The increase in sales for the three months ended June 30, 2004 was due primarily to an increase in the number of sales to individual customers and not dependent on any one customer sale. The increase in sales for the six months ended June 30, 2004 was due primarily to the sale of the Company's eSignature products to Wells Fargo Bank in the first quarter ended March 31, 2004. The Company believes that the sales of smaller pilot deployments to customers, of its products, will lead to greater sales in future periods as the customers roll out their applications on a wider scale. The Company believes that corporate eSignature revenues will increase in the near term as the customers begin their roll out and corporate IT spending increases as the economy strengthens. However the timing of customer product roll out is difficult to project due to many factors beyond the Company's control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

     Software sales in China increased 45% ($34), from $75 to $109, for the three months ended June 30, 2004, as compared to the same prior year period. This increase reflects the increases revenue generation through the Company's channel strategy, which began in May of 2003. The Company's channel strategy is aimed at achieving accelerated and sustained sales growth by leveraging channel partners to gain China-wide market coverage. The channel strategy involves training the partners' sales forces and CIC China's engineering efforts to embed CIC eSignature software into the partners' total application solutions. For the six months ended June 30, 2004, software sales in China declined 7% ($9) compared to the same prior year period. The Company believes that the channel partner strategy will deliver increasing and sustained sales growth through the third quarter of 2004 and beyond. As of June, 2004, CIC China has approximately $104 of channel partner related backlog which is forecasted to be recognized in the third quarter of 2004.

Systems Integration.

     System integration segment revenue declined 95% ($111) and 91% ($359), from $117 and $396 to $6 and $37, for the three and six months ended June 30, 2004, as compared to the same prior year periods. Over the prior two years, CIC China has emerged as the leading supplier in Jiangsu Province to a fast-growing mobile industry application for regulated goods, with an estimated 70% market share. However the decision not to expand this business to other provinces, which would require significant increases in base costs to provide turn-key capabilities, but rather to focus on the emerging high potential eSignature/office automation market in China, leveraging channel partners capabilities resulted in the decline in system integration revenue. System integration revenues are expected to continue to be below the prior year amounts in future quarters.

Cost of Sales

Handwriting recognition.

     Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 65%

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

($15) and 59% ($22), from $23 and $37 to $8 and $15, for the three and six months ended June 30, 2004, as compared to the same prior year periods. The decline is primarily due to the sale of less third party hardware along with the Company's software products. Cost of sales may increase in the future depending on the customers decision to purchase from the Company its software solution and third party hardware as a complete package rather than buying individual components from separate vendors.

     Online/retail cost of sales remained flat during the three and six month periods ended June 30, 2004 compared to the prior year period. The Company does not anticipate a material increase is costs associated with the online/retail sales.

     Enterprise and OEM cost of sales decreased 64% ($7) and 52% ($12), from $11 and $23, to $4 and $11, for the three and six months ended June 30, 2004, as compared to the same prior year periods. The decrease was due to the lower volume of third party hardware sales and engineering development costs over the comparable three month period of the prior year. Any increases in corporate cost of sales in the future will be driven by the amount of third party hardware that is sold with the Company's software solutions.

     China handwriting recognition segment cost decreased 67% ($8) and 69% ($9) during the three and six month periods ended June 30, 2004 compared to the prior year period. The decrease is due to less third party hardware sold with the Company's software products during the quarter and six months ended June 30, 2004. It is expected that cost of sales will remain low for the foreseeable future as the current trend has been in the sale of software solutions through channel partners with little third party hardware costs.

Systems Integration.

     China Systems integration segment cost of sales decreased 97% ($96) and 91% ($289), from $99 and $318, to $3 and $29 for the three and six month period ended June30, 2004, as compared to the same prior year periods. The decrease in costs was due primarily to the reduction in sales during the three and six month periods ended June 30, 2004 compared to the prior year periods. The Company expects that system integration cost of sales will decrease over time as the Company continues to increase its focus on the emerging high potential eSignature/office automation market in China.

Operating expenses

     Research and development expenses. Research and development expenses decreased 10% ($30) and 8% ($51), from $303 and $643 to $273 and $592, for the three and six months ended June 30, 2004, as compared to the same prior year periods. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. These expenses are offset by the capitalization of software development costs and direct costs associated with nonrecurring engineering contracts charged to cost of sales. Salaries and related expenses increased 8% ($16) and 3% ($11), for the three and six months ended June 30, 2004, as compared to the same prior year periods. The increase is due primarily to the salary increases for the engineering staff on US side. Other engineering administrative costs including allocated facilities expenses declined 87% ($46) and 58% ($62), during the three months and six months ended June 30, 2004, as compared to the same prior year period. The reduction in other cost occurred primarily in the Joint venture in China due to the curtailment of the SI segment. Currently the Company does not anticipate reductions in personnel nor does it anticipate an increase in personnel as the Company maintains its relationship with an outside engineering group familiar with its products and, if required, can engage them on an as needed basis to fill future engineering requirements. In addition the Company draws on the engineering capabilities of the Joint Venture as required. This reliance on the Joint Venture and outside parties allows the Company to maintain lower base costs and to increase engineering cost on a temporary basis in response to specific revenue opportunities.

     Sales and marketing expenses. Sales and marketing expenses increased 69% ($125) and 38% ($174), from $180 and $463 to $305 and $637, for the three and six months ended June 30, 2004, as compared to the same prior year periods. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses increased 128% ($83) and 39% ($73), for the three and six month periods ended June 30, 2004, compared to the prior year periods. The increase is salaries and related expense is primarily due to the increase in the headcount in the Sales department after the second quarter of 2003. Recruiting expense increased 100% ($14) and 100% ($34) in both the three and six months ended June 30, 2004, as compared to no

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

recruiting expense in the same prior year periods. The increase is due to the hiring of one sales person of executive level in the second fiscal quarter of 2004. Commissions expense increased 8% ($1) and 198% ($85) in the three and six months ended June 30, 2004, as compared to the same prior year periods. The increase in commission expense in comparable periods is due to the increase in revenues. Other expenses including facilities and other office related expenses increased 26% ($27) for the three months ended June 30, 2004 and decreased 8% ($18) in the six months ended June 30, 2004, as compared to the same prior year periods. These increases in other expenses were realized in both the US and China operations and were primarily related to travel expenses, depreciation and allocated facility costs. The Company expects these costs may increase at such time in the future as the sales force is expanded to respond to increasing revenue opportunities. The Company believes that the current cost structure can support significantly higher revenue without significant increases in base costs.

     General and Administrative Expenses. General and administrative expenses increased 6% ($35) and 2% (27), from $619 and $1,131 to $654 and $1,158, for the three and six months ended June 30, 2004, as compared to the same prior year periods. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 4% ($7) and 1% ($5), for the three and six month periods ended June 30, 2004, compared to the same prior year periods. These increases are due primarily to salary increases. Professional service expenses which include consulting, legal and outside accounting fees decreased 3% ($4) and 16% ($41) for the three and six months ended June 30, 2004 as compared to the same prior year periods. The decrease was primarily due to lower legal and accounting fees associated with the Company's 2003 annual report during the three months and six months ended June 30, 2004, as compared to the same prior year periods. The Company anticipates that legal fees may increase in future quarters due to pending contract litigation. Bad debt expenses increased 467% ($28), for the three and six months periods ended June 30, 2004, as compared to the same prior year period. The increase in bad debt expense was primarily due to provisions made to cover the aged receivable of the CIC Joint Venture in China. The Company believes that its accounts receivable are adequately reserved at June 30, 2004 and does not anticipate further provisions in the future. Other administrative expenses increased 1% ($4) and 7% ($35), for the three and six months ended June 30, 2004, as compared to the same prior year periods. The increases are primarily due to an increase in shareholder related expenses compared to the prior year periods. The Company believes that these increase, recorded in the first quarter, will not continue into subsequent quarters.

Interest and other income (expense), net

     Interest and other income (expense), net decreased $13 and $3 for the three and six months ended June 30, 2004, compared to the same prior year period. The decrease was due to the change in minority interest resulting from an operating profit by the Company's Joint Venture during the three months and an operating loss for the six months ended June 30, 2004.

Interest expense

     Interest expense increased 29% ($14) and 49% ($48), to $62 and $145 from $48 to $97 for the three and six months ended June 30, 2004 compared to the same prior year period. The increase in interest expense for the three months ended June 30, 2004 is due to the fee paid to extend the $3,000 Loan until August 18, 2004. The increase in interest expense over the six months ended June 30, 2004 was primarily due to interest paid to Cornell Capital Partners, LC during the first quarter ($38) associated with the $750 in short-term debt (See Note 4 of the condensed consolidated financial statements).

Liquidity and Capital Resources

     At June 30, 2004, cash and cash equivalents totaled $1,969 compared to cash and cash equivalents of $1,039 at December 31, 2003. The increase in cash was primarily due to cash provided by operating activities of $922, offset by the

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

acquisition of property and equipment amounting to $34, and payments of long term debt, $2, and capital lease obligations of $3. Total current assets were $2,618 at June 30, 2004, compared to $2,005 at December 31, 2003. As of June 30, 2004, the Company's principal sources of funds included its cash and cash equivalents aggregating $1,969, its accounts receivable and the Equity Line of Credit through Cornell Capital Partners LP.

     Accounts receivable decreased $195, net of $48 provided for potentially uncollectable accounts, for the six months ended June 30, 2004 compared to December 31, 2003, due primarily to the collections during the period. The Company expects the development of the eSignature market will result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter. For the six months ended June 30, 2004, one customer accounted for 31% of net accounts receivable.


     Prepaid expenses and other current assets increased by $32 for the six months ended June 30, 2004, compared to December 31, 2003. The increase is due to the increase in prepaid D&O insurance premiums, to be charged to expense over the subsequent twelve months, offset by the non cash reduction of approximately $60 in prepaid financing costs associated with the $750 advanced against the equity line of credit. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees which are prepaid in December and June of each year.

     During the three months ended June 30, 2004, the Company received a sixty day extension to pay the $3,000 note that was due June 18, 2004, to the charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). In exchange for this sixty day extension the Company paid the Trust thirty days worth of interest ($15) calculated according to the terms of the note. All other provisions of the note remained unchanged. On August 5, 2004, the Company paid all amounts due under the Loan with proceeded from a loan from Cornell Capital Partners LP. The Company is currently investigating and considering various methods to pay off the Cornel Capital Partner's loan. Alternatives being considered include: paying the loan from cash generated by operations, refinancing the loan with a different lender either as straight debt or as convertible debt, refinancing the loan with a different lender with terms that allow the Company, at its option, to repay the loan through issuance of stock or with available cash, and of course, if necessary, the Company's existing Equity Line of Credit could be used to pay the loan. Any of the preceding alternatives may be used individually or in combination with any other stated alternative. The Company continues to investigate various methods of payment and other alternatives may become available which the Company may determine are preferable to the above.

     On April 20, 2004, the Joint Venture borrowed the aggregate equivalent of $37, denominated in Chinese currency, from a Chinese bank. The proceeds of the loan are to be used for working capital purposes until the channel sales strategy is fully implemented and sales increase. The loan bears interest at 5.0% per annum and is due April 20, 2005. The borrowing did not require the Joint Venture to deposit a compensating balance. The note can be repaid at any time with out penalty.

     During the three months ended June 30, 2004, the Company repaid $750 to Cornell Capital Partners, LP through the issuance of approximately 1,133 shares of its common stock. The Company may use the Equity line of Credit with Cornell Capital Partners, LP in the future, until February 12, 2005 when the Equity Line of Credit expires on its own terms, for working capital or other purposes.

     Accounts payable decreased $27 for the six months ended June 30, 2004, compared to December 31, 2003, due to fewer materials purchased and used by the Joint Venture in cost of sales. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution. Accrued compensation decreased $103 due to the payment in the second quarter ended June 30, 2004 of commissions accrued in the first quarter and the early funding of the Company's July 5, 2004 payroll through its outside service.

     Current liabilities, which include deferred revenue, were $4,154 at June 30, 2004 compared to $4,900 at December 31, 2003. Deferred revenue, was $342 at June 30, 2004, compared to $165 at December 31, 2003. This increase primarily reflects advance payments for products and maintenance fees from the Company's

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

licensees, which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

     The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. The Company's accumulated deficit remained at approximately $82,000 at June 30, 2004 compared to approximately $82,000 at December 31, 2003. There can be no assurance that the Company will continue to reduce the accumulated deficit or have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     CIC believes the proceeds from the Equity Line of Credit, and or other potential sources of financing, when combined with cash provided from operations, will be sufficient to meet its capital requirements for the foreseeable future. If the Company is unable to secure sufficient funds through financing, or is unable to sustain the increase in funds generated from operations, the Company may not be able to continue its operations in their current form and may not be a viable company on a going forward basis without significant changes in its operations. Since February 2002, the Company has raised, net of costs and expenses, approximately $2,300 from the Equity Line of Credit. The Company believes it will be able to raise the necessary funds under the Equity Line of Credit, through February 2005, and or other alternate financing, and from operations. The Company has not formulated specific plans to change its operations. Possible changes could include reduced personnel expenses to better match its revenue streams.

We have the following material commitments as of June 30, 2004:

                                           Payments due by periods
--------------------------     -------------------------------------------------
                                         Less      One to     Four to     After
                                         than       three      five       five
Contractual obligations         Total   one year    years      years      years
--------------------------      -----   ---------  --------  --------   --------
 Short-term debt related
  party (1)                     $ 3,008   $ 3,008    $   -      $  -     $   -
 Short-term debt, other              37        37
 Long-term debt                       8                  8         -         -
 Capital Lease Obligations           25        25        -         -         -
 Operating lease commitments (2)    975       419      556         -         -
                                --------   --------  -------    ------   ------
 Total contractual cash
 obligations                    $ 4,053   $ 3,489    $ 564      $  -     $   -
                                ========   ========  ========   ======   =======

1. The $3,000 Short-term debt related party was paid on August 5, 2004, and replaced by a new note (See Note 11).

2. The operating lease commenced on November 1, 2001. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

Forward Looking Statements

     Certain statements contained in this quarterly report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and delineated as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and six months ended June 30, 2004.

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

Item 4A. Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II-Other Information

Item 1. Legal Proceedings

     On June 7, 2004, (amended July 7, 2004) Topaz Systems, Inc. ("Topaz") filed a complaint, against the Company, with the United States District Court Northern

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

District of California San Francisco Division alleging breach of contract, breach of covenant of good faith and fair dealing and asking for a declaratory judgment that it had not breached the September 29, 2000 License agreement between it and the Company (the "License"), that Topaz had not infringed certain of the Company's patents and that such patents were invalid and/or unenforceable. No monetary damages were specified. The Company believes that the complaint is without merit and intends to vigorously defend against the claims. On July 26, 2004, the Company responded to the complaint and filed counterclaims against Topaz alleging that Topaz had breached the License, had infringed certain of the Company's patents and was engaging in unfair competition. On July, 22, 2004, Topaz filed a complaint against the Company with the United States District Court Central District of California Western Division requesting declaratory judgment that it did not infringe certain of the Company's patents (not included in the other complaint) and that such patents were invalid and/or unenforceable. The Company believes that the complaint is without merit and intends to vigorously defend against the claims. The ultimate outcome of this litigation cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company's financial position or its results of operations. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

Item 2. Change in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 21, 2004. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 100,205 shares or 99.7% of the eligible outstanding Common Stock of the Company. two proposals were voted upon by the stockholders. The proposals and the voting results follow:

Proposal 1

     Each of the five persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed. The number of votes for and withheld for each individual is listed next to his name.
                                                               Broker
                                                      --------------------------
         Name              For           Withheld      Non-votes      Abstain
------------------- ------------------  ------------- -----------  -------------
Guido DiGregorio          99,867              338         -               -
Michael Farese            99,905              300         -               -
Louis P. Panetta          99,904              301         -               -
C. B. Sung                98,904            1,301         -               -
David E. Welch            99,914              291         -               -

Proposal 2

     To ratify the appointment of Stonefield Josephson, Inc. as independent accountants of the Company for the fiscal year ending December 31, 2004. The number of votes for, against and abstaining on this proposal was as follows:

                                                              Broker
                                                     ---------------------------
                 For         Against      Abstain      Non-votes       Abstain
             ----------- ------------ -------------- ------------  -------------
-
All Classes    100,018         97           90             -               -

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

(b)     Reports on Form 8-K

        1.Current Report on Form 8-K, Items 12 and 7, dated April 22, 2004, with respect to the Company's first quarter 2004 financial results.

        2.Current Report on Form 8-K, Item 5, dated June 16, 2004, with respect to a sixty day extension to pay a $3 million note due June 18, 2004.

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





                                      COMMUNICATION INTELLIGENCE CORPORATION
                                  ----------------------------------------------
                                                    Registrant



    August 11, 2004                              /s/ Francis V. Dane
-------------------------         ----------------------------------------------
         Date                                        Francis V. Dane
                                  (Principal Financial Officer and Officer Duly
                                  uthorized to Sign on Behalf of the Registrant)