Form 10-Q
period 2004-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2004-11-15
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------     -------

                        Commission File Number: 0-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                 94-2790442
          --------------------------               -------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)


         275 Shoreline Drive, Suite 500, Redwood Shores, CA 94065-1413
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888

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

Number of shares outstanding of the issuer's Common Stock, as of November 15, 2004: 101,374,876.

                                                                 INDEX



PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements                                 Page No.

         Condensed Consolidated Balance Sheets at
         September 30, 2004 (unaudited) and December 31, 2003.................3

         Condensed Consolidated Statements of Operations for
         the Three and Nine-Month Periods Ended September 30,
         2004 and 2003 (unaudited)............................................4

         Condensed Consolidated Statements of Changes in
         Stockholders' Equity for the Three and Nine-Month
         Periods Ended September 30, 2004 (unaudited).........................5

         Condensed Consolidated Statements of Cash Flows
         for the Nine-Month Periods Ended September 30, 2004
         and 2003 (unaudited).................................................6

         Notes to Unaudited Condensed Consolidated Financial Statements.......7

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations...........15

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk..........................................24

         Item 4A.  Controls and Procedures...................................24

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................25

         Item 2.  Change in Securities and Use of proceeds...................25

         Item 3.  Defaults Upon Senior Securities............................25

         Item 4.  Submission of Matters to a Vote of Security Holders........25

         Item 5.  Other Information..........................................25

         Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits..........................................25

                  (b)      Reports on Form 8-K...............................25

         Signatures..........................................................26

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                  September 30,    December 31,
                                                       2004            2003
                                                  -------------    ------------
                                                    Unaudited
Assets
Current assets:
     Cash and cash equivalents.................    $    1,549        $   1,039
     Accounts receivable, net of
      allowances of $435 and $256 at
      September 30, 2004 and
      December 31, 2003, respectively..........         3,863              742
     Inventories...............................             -               47
     Prepaid expenses and other
      current assets...........................           302              177
                                                   ------------      ----------
         Total current assets.................          5,714            2,005

Property and equipment, net...................            141              138
Patents and trademarks........................          4,758            5,042
Deposits .....................................             30               30
                                                   ------------      ----------

         Total assets.........................     $   10,643        $   7,215
                                                   ============      ==========

Liabilities and Stockholders' equity
Current liabilities:
     Short-term debt - related party..........     $        8        $   3,008
     Short-term debt - other..................          3,537              750
     Accounts payable.........................            157              243
     Accrued compensation.....................            399              259
     Other accrued liabilities................            362              475
     Deferred revenue.........................            507              165
                                                   ------------      ----------
         Total current liabilities............          4,970            4,900

Long-term debt - related party................              6               13

Minority interest.............................            100              115

Commitments and contingencies                               -                -

Stockholders' equity:
     Common stock.............................          1,014            1,001
     Additional paid-in capital...............         84,245           83,528
     Accumulated deficit......................        (79,530)         (82,164)
     Accumulated foreign currency
     translation adjustment...................           (162)            (178)
                                                   ------------      ----------
         Total stockholders' equity...........          5,567            2,187
                                                   ------------      ----------

  Total liabilities and stockholders' equity..     $   10,643        $   7,215
                                                   ============      ==========

             The accompanying notes form an integral part of these
                  Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                    (In thousands, except per share amounts)

                                         Three Months Ended   Nine Months Ended
                                             September 30,      September 30,
                                         ------------------   ------------------
                                             2004      2003       2004     2003
                                         ---------   -------  --------   ------
Revenues:
     Online/retail........................  $   21   $   54     $  109   $  260
     Corporate............................   3,645      480      6,465    1,435
     China    ............................       3      402        154      921
                                            -------  -------    -------  -------

         Total revenues...................   3,669      936      6,728    2,616

Operating costs and expenses:
     Cost of sales:
        Online/retail.....................       -        2          -        3
        Corporate.........................       6        4         17       27
        China ............................       -      226         33      557
     Research and development.............     326      324        918      967
     Sales and marketing  ................     394      233       1,031     696
     General and administrative  .........     690      569       1,848   1,700
                                            -------  -------    --------  ------

    Total operating costs and expenses       1,416    1,358       3,847   3,950
                                            -------  -------    --------  ------

Income (loss) from operations  ...........   2,253     (422)      2,881  (1,334)

Other income (expense)
     Interest and other income (expense),        2       (2)          -       3
net
     Interest expense  ...................    (117)     (46)       (262)   (143)

     Minority interest....................       7       (2)         15       2
                                            -------   -------    -------  ------

         Net Income (loss)  ..............   2,145     (472)      2,634  (1,472)
                                            =======   =======   ======== =======

Basic income (loss) per common share  ....  $ 0.02   $(0.01)     $ 0.03  $(0.02)
                                            =======  ========   =======  =======

Diluted income (loss) per common share ...  $ 0.02   $(0.01)     $ 0.03  $(0.02)
                                            =======  ========   =======  =======

Weighted average common shares
 outstanding basic                         101,368  100,101     100,751  96,537
                                           =======  =======     =======  =======

Weighted average common shares
 outstanding diluted                       101,819  100,101     101,202  96,537
                                           =======  =======     =======  ======

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


                                                              Accumulated
                                           Additional            Other
                        Shares     Common   Paid-In Accumulated Comprehen.
                     Outstanding   Stock    Capital   Deficit    Loss     Total

Balances as of December
  31, 2003............... 100,102  $ 1,001  $ 83,528  $(82,164) $ (178)  $2,187
                          -----------------------------------------------------

  Foreign currency
  translation adjustment.       -        -         -         -       1        1

  Net income for the three
  months ended March 31,
  2004....................      -        -         -     1,167       -    1,167
                          -----------------------------------------------------
 Balances as of March 31,
  2004................... 100,102  $ 1,001  $ 83,528  $(80,997) $ (177)  $3,355
                          -----------------------------------------------------

Sale of Common shares
  through Cornell Capital
  net of expenses........   1,133       11       679         -       -      690

Exercise of options for
  shares of Common stock...    33        1         9         -       -       10

  Foreign currency
  translation adjustment..      -        -         -         -       2        2

  Net loss for the three
  months ended June 30,
  2004....................      -        -         -      (678)      -     (678)
                          -----------------------------------------------------
 Balances as of June 30,
  2004................... 101,268  $ 1,013  $ 84,216  $(81,675) $ (175)  $3,379
                          =====================================================

Exercise of options for
  shares of Common stock.     108        1        29         -       -       30

  Foreign currency
  translation adjustment...     -        -         -         -      13       13

  Net income for the three
  months ended September
  30, 2004...............       -        -         -     2,145       -    2,145
                          -----------------------------------------------------
Balances as of September
  30, 2004............... 101,376  $ 1,014  $ 84,245   $(79,530) $ (162) $5,567
                          =====================================================

             The accompanying notes form an integral part of these
                   Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)
                                                            Nine Months Ended
                                                               September 30,
                                                            --------------------
                                                              2004        2003
                                                            -------     -------
Cash flows from operating activities:
  Net income (loss).........................................$ 2,634    $(1,472)
  Adjustments to reconcile net income (loss) to net cash
  provided by/ (used for) operating activities:
     Depreciation...........................................     39         62
     Patent and capitalized software amortization...........    294        284
     Provision for doubtful accounts........................    178         (6)
     Loss on disposal of fixed assets.......................      4          8
     Changes in operating assets and liabilities:
        Accounts receivable, net............................ (3,299)      (326)
        Inventories.........................................     47         27
        Prepaid expenses and other current assets...........   (125)        45
        Other assets........................................      -         (2)
        Accounts payable....................................    (86)         7
        Accrued compensation................................    140         12
        Other accrued liabilities...........................   (128)       (92)
        Deferred revenue....................................    342        (76)
                                                             --------   --------
     Net cash provided by (used for) operating  activities..     40     (1,529)
                                                             --------   --------

Cash flows from investing activity:
     Acquisition of property and equipment..................    (32)       (16)
                                                             --------   --------
         Net cash used in investing activity................    (32)       (16)
                                                             --------   --------

Cash flows from financing activities:
     Payments on short term debt related party.............. (3,000)         -
     Payments on long-term debt.............................     (7)         -
     Proceeds from issuance of short-term debt..............  3,537          -
     Proceeds from the exercise of stock options............     40          -
     Proceeds from the issuance of common stock.............      -      2,000
     Offering costs.........................................    (60)      (412)
     Principal payments on capital lease obligations........     (6)        (7)
                                                             --------   --------
         Net cash provided by financing activities..........    504      1,581
                                                             --------   --------

Effect of exchange rate changes on cash.....................     (2)         -
                                                             --------   --------

Net increase in cash and cash equivalents...................    510         36
Cash and cash equivalents at beginning of period............  1,039        711
                                                             --------   --------
Cash and cash equivalents at end of period..................$ 1,549   $    747
                                                            =========  =========

Supplemental Disclosure of Cash Flow Information
Interest Paid..........................................     $   262   $    143
Income taxes Paid......................................           1          1
Pay off of short-term debt through issuance
 of common stock.......................................         750          -

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

     The Company's core software technologies include electronic signature, biometric signature verification, cryptography, electronic ink recording tools (SignatureOne(TM)), (InkTools(R)), (Sign-it(R)), (iSign(R)) and (Sign-On(R)), operating systems extensions that enable pen input (PenX(TM)) and multilingual handwriting recognition systems (Jot(R)) and the Handwriter(R) Recognition System, referred to as HRS(TM).

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

     Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At September 30, 2004, the Company's accumulated deficit was approximately $79,530 and has working capital of $744. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective February 2003, pursuant to the equity line of credit agreement with Cornell Capital Partners, LP ("Cornell"). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed under the equity line of credit agreement or otherwise, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Subsequent events, Note".

2.   Cash and cash equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
     maturities of up to 90 days to be cash equivalents.

       Cash and cash equivalents consist of the following:
                                         September 30,          December 31,
                                              2004                  2003
                                    --------------------- -- -------------------

        Cash in bank                  $         82             $        110
        Money market                         1,467                      929
                                    ---------------------    -------------------
                                      $      1,549             $      1,039
                                    =====================    ===================

3.   Account receivable consentration

     For the nine months ended September 30, 2004, one customer accounted for 91% of net accounts receivable. The accounts receivable, which accounted for 91% of net accounts receivable at September 30, 2004, was collected subsequent to the balance sheet date.

4.   Inventories

     Inventories  are  stated  at the  lower  of  cost  or  market,  cost  being determined using the first-in, first-out (FIFO) method. Inventories consisted primarily of finished goods and are fully reserved at September 30, 2004.

5.   Short-term debt - other

     On April 20, 2004, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $37, denominated in Chinese currency, from a Chinese bank. The unsecured loan bears interest at 5.0% per annum and is due April 20, 2005. The borrowing did not require the Joint Venture to deposit a compensating balance. The note can be repaid at any time without penalty.

     On December  19,  2003,  the Company  borrowed  $750 from  Cornell  Capital
     Partners, LP. The proceeds of the loan were used for working capital purposes. The loan was secured by 4,621 shares of the Company's common stock held in escrow. The promissory note was due and payable in seven installments, commencing January 19, 2004 and ending on March 1, 2004, and could have been paid in cash or shares of the Company's common stock. The Company exercised its option, provided in the note, to delay the commencement of the installment payments by paying the 2% fee, which was $38 in the aggregate for the six months ended June 30, 2004. The Company chose to delay commencement of the installment payments in anticipation of an increase in the price of the Company's stock based upon a projection of profitable first quarter results. Under the equity line of credit, the higher the market value of the Company's stock the fewer number of shares are required to repay amounts drawn on the line. The Company had repaid the $750,000 loan through the issuance of 1,133 shares of common stock as of June 30, 2004. Due to the delay in commencement of the due date, The Company had issued approximately 21 fewer shares than it would have if it had not exercised its option to defer the due date. The company wrote off approximately $60 in unamortized deferred financing costs associated with the $750 loan against equity.

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

5.   Short-term debt - other (continued)

     On August 4, 2004 the Company borrowed an additional $3,500 from Cornell, the proceeds of which were used to extinguish short-term debt with a related party. See Note 6, "Short-term debt - Related Party Transaction". The Cornell short-term debt accrues interest at the rate of 5% per annum and is scheduled to be paid, in ten equal installments with the first installment due December 6, 2004 and the last on February 7, 2005. The Company had the option to repay the note by issuing shares of the Company's common stock. The Cornell debt was repaid in full, in cash, on November 8, 2004. See Note 13 - "Subsequent events".

6.   Short-term debt - Related Party Transactions

     On June 19, 2001, the Company consummated a three-year $3,000 financing (the "Loan") with a charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999, and for working capital purposes. The Loan bore interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, and was due June 18, 2004. The Company received a sixty day extension to pay the $3,000 Loan to the Trust in exchange for thirty days worth of interest ($15) calculated according to the terms of the note. The extended due date was August 18, 2004. All other provisions of the Loan remained unchanged.

     On August 5, 2004, CIC paid the $3,000 note due August 18, 2004, to the Trust. The funds to retire the debt were obtained from Cornell on August 4, 2004, (See Note 5 - "Short-term debt - other"). The Cornell debt was repaid on November 8, 2004, See Note 13, "Subsequent events".

     Interest paid during the three and nine months ended September 30, 2004 was $117, and $262, respectively, and for the three and nine months ended September 30, 2003, $46 and $143, respectively. Interest payments for the three and nine months ended September 30, 2004 include $84 paid to the Trust representing interest accrued at March 31, 2004 and interest accrued through June 18, 2004 of $69, plus the $15 loan extension fee.

7.   Deferred revenue

     Deferred revenue is recorded for post-contract support and is recognized as revenue when costs are incurred or over the support period, generally twelve months, whichever is longer.

8.   Net income (loss) per share

     The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic net income
     (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three-month period ended September 30, 2004, 4,937 shares of common stock subject to outstanding options, were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company's common stock. For the three-month period ended September 30, 2003, 5,856 shares of common stock subject to outstanding options were excluded from the calculation of dilutive earnings per share as the effect of these options is not dilutive.

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

8.     Net income (loss) per share (continued)

                                                Three Months Ended
                                   September 30, 2004       September 30, 2003
                              -------------------------  -----------------------
                                      Weighted                 Weighted
                                       Average     Per         Average     Per
                                 Net    Shares    Share  Net   Shares     Share
                               Income Outstanding Amount Loss Outstanding Amount
  Basic income (loss) per share:
    Income available to
    stockholders                $2,145  101,368  $ 0.02  $ (472) 100,101 $0.01)

  Effect of dilutive securities
     Stock options                   -      451       -       -        -     -
                                ------ --------- ------- ------- -------- ------

         Diluted income (loss)  $2,145  101,819   $0.02  $ (472) 100,101 $(0.01)
                                ======  =======   ====== ======= ======= ======

          For the nine-month periods ended September 30, 2004 and 2003, the computation for basic and diluted weighted average shares outstanding is as follows:

                                            Three Months Ended
                                   September 30, 2004       September 30, 2003
                              -------------------------  -----------------------
                                      Weighted                 Weighted
                                       Average     Per         Average     Per
                                 Net    Shares    Share  Net   Shares     Share
                               Income Outstanding Amount Loss Outstanding Amount
   Basic income (loss) per share:
    Income available to
    stockholders                $2,634  100,751  $ 0.03 $ (1,472) 96,537  $0.02)

  Effect of dilutive securities
     Stock options                   -      451       -       -        -     -
                                ------ --------- ------- ------- -------- ------

         Diluted income (loss)  $2,634  101,202   $0.03  $(1,472) 96,537 $(0.02)
                                ======  =======   =====  ======== ====== =======

     For the nine months ended September 30, 2004, 4,937 shares of common stock subject to outstanding options, were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company's common stock. For the nine months ended September 30, 2003, stock options of 5,856 were excluded from the calculation of diluted earnings per share as the effect of these options is not dilutive.

9.   Common Stock Options

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

9.   Common Stock Options (continued)

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows:

                                                         Nine Months Ended
                                                 -------------------------------
                                                  September 30,    September 30,
                                                       2004             2003
                                                 -------------------------------
  Net income (loss) available to stockholders:
    As reported...................................  $     2,634     $    (1,472)

                                                     ---------------------------
  Add: Stock-based employee compensation expense
    included in reported results of operations,
    net of related tax effect                                 -               -

    Deduct: Total stock based employee
    compensation expense determined under fair
    value based method, net of tax................         (219)           (306)
                                                      --------------------------

        Pro forma.................................  $     2,415     $    (1,778)
                                                     ===========================

          Basic and diluted net income (loss) per
            share available to stockholders:
            As reported...........................  $       0.03     $    (0.02)
                                                     ===========================
                                                     ===========================
              Pro forma...........................  $       0.02     $    (0.02)
                                                     ===========================

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants during the applicable periods:
o    risk-free interest rate of 2.93% and 2.11% for 2004 and 2003;
o    an expected life of 6.2 years for 2004, 6.4 years for 2003; respectively;
o    expected volatility of 100% for all periods; and
o    dividend yield of 0% for all periods.

The Company expects to make additional option grants. The Company believes the above pro forma disclosures may not be representative of the pro forma effects on reported results of operations to be expected in future periods due to changes in interest rates, expected lives of current and future option grants and changes in the volatility of the price of the Company's common stock in the market.

10.     Comprehensive income (loss)

       Total comprehensive income (loss) was as follows:

                                        ------------------   ------------------
                                        Three Months Ended    Nine Months Ended
                                            September 30,       September 30,
                                        --------- ---------  --------- ---------
                                          2004       2003      2004       2003
                                        --------- ---------  --------- ---------

     Net income (loss)                 $  2,145  $ ( 472 )  $  2,634  $ (1,472)
     Other comprehensive income:
     Cumulative translation adjustment       13        2          16         6
                                        --------- ---------  --------- ---------

     Total comprehensive income (loss) $  2,158  $  (470)   $  2,650  $  (1,466)
                                        ========= =========  ========= ========

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

     The tables below present information about reporting segments for the periods indicated:

                                Three Months Ended September 30,
                              2004                            2003
                    ----------------------------- ------------------------------
                    Handwriting  Systems           Handwriting  Systems
                    Recognition Integration Total  Recognition Integration Total
                    ----------- ----------- ------ ----------- ----------- -----

  Revenues              $ 3,669   $   -    $ 3,669    $   731   $   205  $  936

  Income (loss) from
  Operations            $ 2,253   $   -    $ 2,253    $  (437)  $    15  $ (422)

  Significant change
  in total long
  lived assets from
  year end              $     -   $   -    $     -    $     41   $     -  $   41

                                Nine Months Ended September 30,
                              2004                            2003
                    ----------------------------- ------------------------------
                    Handwriting  Systems           Handwriting  Systems
                    Recognition Integration Total  Recognition Integration Total
                    ----------- ----------- ------ ----------- ----------- -----

  Revenues              $ 6,691   $  37    $ 6,728    $ 2,015   $  601  $ 2,616

  Income (loss) from
  Operations            $ 2,873   $   8    $ 2,881    $(1,325)  $   (9) $(1,134)

  Significant change
  in total long
  lived assets from
  year end              $     -   $   -    $     -    $     5   $     -  $    5

     For the three months ended September 30, 2004, one customer accounted for 96% of total handwriting recognition segment revenue. For the three months ended September 30, 2003, one customer accounted for 35% of total
     handwriting   recognition  segment  revenue.  For  the  nine  months  ended
     September 30, 2004 and 2003, one customer accounted for 49% and 22% of total handwriting recognition segment revenue, respectively.

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

11.  Segment Information (continued)

     For the three months ended September 30, 2004 there were no system integration revenues recorded. For the three months ended September 30, 2003, one customer accounted for 37% of system integration revenues. For the nine months ended September 30, 2004 and 2003, one customer accounted for 40% and 25% of system integration revenues, respectively.


12.  Commitments and contingencies

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

13.  Subsequent Events:

     $4.2 Million Financing

     On November 1, 2004, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement, each dated as of October 28, 2004). The financing, a combination of debt and equity, closed November 2, 2004. The Company raised approximately $4 million, net of commissions and legal expenses, in the financing. H.C. Wainwright & Co., Inc. ("Wainwright") acted as the Company's exclusive placement agent in connection with the financing. The Company expects to use the proceeds of the financing for additional working capital as it continues to further strengthen its leadership position.

     Under the terms of the financing, the Company has issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632, shares of the Company's common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company's common stock at the rate of $0.462 per share. If the aggregate principal amount owing under the notes is converted, the Company will issue 9,080, shares of its common stock. If the notes are not converted, all principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

                     Communication Intelligence Corporation
                                 And Subsidiary
         Notes to Unaudited Condensed Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                    Form 10-Q

13.  Subsequent Events (continued):

     $4.2 Million Financing (continued)

     The warrants expire on October 28, 2009. The Company may call the warrants if the Company's common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants.

     As placement agent for the Company, at closing Wainwright was paid a cash commission of approximately $281 and issued warrants to acquire 1,233 shares of the Company's common stock at $0.508 per share. These warrants expire on October 28, 2009. In addition, Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised.

     The Company also is required to file a registration statement providing for the resale of the shares issued upon the conversion of the notes and the exercise of the warrants.

     Payment of $3.5 Million outstanding short-term debt

     On November 8, 2004, the Company paid $3.5 million to Cornell Capital Partners LLC in satisfaction of a note in the same amount. The payment was required under certain provisions of a Note and Warrant Purchase Agreement between the Company and the Purchasers identified therein. (See $4.2 million financing note above).

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

Overview

     The Company was initially incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2003, operating losses aggregated approximately $13,000 and at December 31, 2003, the Company's accumulated deficit was approximately $82,000. At September 30, 2004, the Company's accumulative deficit was approximately $79,500.

     Total revenue of $3,669 for the quarter ended September 30, 2004 increased 391% compared to revenues of $936 in the corresponding quarter of the prior year. The third quarter of 2004, and the first nine months of 2004, were the most profitable in the history of the Company. Total revenues of $6,728 for the nine months ended September 30, 2004, increased 257% compared to revenues of $2,616 in the corresponding nine months of the prior year. Total revenue for eSignature solutions of $5,935 for the nine months ended September 30, 2004, more than tripled (354%) compared to eSignature revenue of $ 1,678 in the corresponding nine months of the prior year. The Company believes the revenue growth reflects the positive impact of increasing adoption of its eSignature solutions in target markets and is primarily attributable to Wells Fargo, a large national insurance company, and revenues from Charles Schwab, Duncan Management, IA Systems, Misys Healthcare, PalmSource, Prudential, Saytek and TVA., The increasing focus on corporate accountability, including a growing demand for auditable business approval processes, is driving many enterprises to add eTransactions to their priority deployments in 2004.

     The net income for the quarter ended September 30, 2004 was $2,145, on significantly higher sales, compared with a net loss of $472 in the corresponding prior year period. Operating expenses increased approximately 4% ($58) from $1,358 to $1,416 for the quarter ended September 30, 2004, compared to the prior year period. The increase primarily reflects the required investment in selling expenses to insure future revenue growth. Net income of $2,634 for the nine months ended September 30, 2004, represents an increase of $4,106 compared to the net loss of $1,472 incurred in the corresponding nine months of the prior year.

     Key growth drivers have merged to accelerate the deployment of electronic transactions worldwide, including the increasing awareness and reality of the significant benefits of the paperless environment, increasing competitive and cost pressures on companies and government agencies, and most recently, the emerging economic recovery increasing pent-up IT expenditures. The intuitively obvious, non-intrusive nature of handwritten eSignatures has emerged as a key factor in achieving the significant benefits that can be derived from secure, signature dependent, legally binding eTransactions in the financial services industry and is beginning to penetrate healthcare, ePrescriptions and other industry segments. The introduction of SignatureOne and updated Sign-it products, in the first quarter of 2004, significantly expands CIC `s market coverage providing unique and patented technology that supports a wide range of electronic signing methods including other biometric verification alternatives. Deploying and maintaining the worldwide market presence and sales coverage necessary to achieve sustained sales and earnings growth is the company's primary challenge.

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

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

     Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 104 ("SAB 104") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the FASB Emerging Issues Task Force. We recognize revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Revenue from service subscriptions is recognized as costs are incurred or over the service period, whichever is longer.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The adoption of SAB 104 did not impact the Company's consolidated financial statements.

     Revenue from software license agreements is recognized upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post-contract support and is recognized as costs are incurred or over the support period whichever is longer. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

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

     We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred. Based on the impairment analysis of the intangible assets, no impairment existed as of September 30, 2004.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. As of September 30, 2004 and 2003, such costs were insignificant.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three and nine months ended September 30, 2004 and 2003, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at September 30, 2004 based upon the Company's history of losses.

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

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

Results of Operations

     The following table provides unaudited financial information for each of our two segments.


                                 Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                   2004        2003          2004        2003
                                 -------     --------      --------     -------

Segment revenues:
  Handwriting recognition
    Online/retail                 $    21     $    54       $   109    $   260
    Corporate                       3,645         480         6,465      1,435
    China                               3         197           117         320
                                  --------    --------      --------   ---------
 Total handwriting recognition    $ 3,669     $   731       $ 6,691    $ 2,015

Systems integration                     -         205            37        601
                                  --------    --------      --------   ---------
 Total revenues                   $ 3,669     $   936       $ 6,728    $ 2,616
                                  --------    --------      --------   ---------
 Cost of Sales
    Handwriting recognition       $     6     $    51       $    21    $    88
    Systems integration                 -         181            29        499
                                  --------    --------      --------   ---------
    Total cost of sales           $     6     $   232       $    50    $   587
                                  --------    --------      --------   ---------

Operating cost and expenses
   Research and development       $   326     $   324       $   918    $   967
   Sales and Marketing                394         233         1,031        696
   General and administrative         690         569         1,848      1,700
                                  --------    --------      --------   ---------
    Total operating costs
    and expenses                  $ 1,410     $ 1,126       $ 3,797    $ 3,363
                                  --------    --------      --------   ---------

Minority interest, interest
 and other income (expense), net  $     9     $    (4)      $    15    $     5
Interest expense                     (117)        (46)         (262)      (143)
                                  --------    --------      --------   ---------

Net income (loss)                 $ 2,145     $  (472)      $ 2,634    $ (1,472)
                                  ========    ========      ========   =========

Amortization of intangible assets
   Cost of sales                  $     9     $     3       $     9    $    10
   General and administrative          95          95           284         284
                                  --------    --------      --------   ---------
 Total amortization of
 intangible assets                $   104     $    98       $   293    $   294
                                 =========    ========      ========   =========

Revenues

Handwriting recognition.

     Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues increased 402% ($2,938) and 232% ($4,676), to $3,669 and $6,691, from $731 and $2015, respectively, for the three and nine months ended September 30, 2004, as compared to the same prior year periods.

     Online/retail revenues decreased 61% ($33) and 58% ($151), from $54 and $260 to $21 and $109, for the three and nine months ended September 30, 2004, as

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

compared to the same prior year periods. The Company expects that online/retail sales from the internet will continue to decline as the shipments of the PalmSource operating system embedded with the Company's Jot software increase. The Company believes the increases in PalmSource OS shipments and the resulting increased royalties, included in Corporate revenues, will offset the declines experienced in online/retail internet sales.

     Corporate revenues increased 657% ($3,165) and 351% ($5,030), to $3,645 and $6,465 from $480 and $1,435 for the three and nine months ended September 30, 2004, as compared to the same prior year periods.

     OEM and channel partner sales included in corporate revenues, decreased 35% ($136) for the three-month period ended September 30, 2004, from $387 to $251. The decrease in OEM and channel partner sales for the three months ended September 30, 2004, is due primarily to a larger order from one customer received in the third quarter of the prior year. Royalties from the shipment by PalmSource of its operating system containing the Company' Jot software increased 250% ($148) which helped to offset a non repetitive order. For the nine months ended September 30, 2004, OEM and channel partner sales increased 38% ($218) to $786, as compared to $568 in the same prior year period. The Company expects channel partner and OEM sales to increase in the future as new channel partners and OEM customers are identified and new agreements are signed. eSignature included in corporate sales increased for the three and nine months ended September 30, 2004 by 3473% ($3,299) and 554% ($4,810), to $3,394 and
$5,679 from $95 and $869, as compared to the same prior year periods. The increase in sales for the three months ended September 30, 2004 was due primarily to a sale to a large national insurance company. The increase in revenue for the three and nine months ended September 30, 2004 was primarily attributable to sales to large national customers in the insurance and banking industries. The Company believes that the sales of smaller pilot deployments to large national customers, of its products, will lead to greater sales in future periods as the customers roll out their applications on a wider scale. The Company believes that corporate eSignature revenues will increase in the near term as the customers begin their roll out and corporate IT spending increases as the economy strengthens. However the timing of customer product roll out is difficult to project due to many factors beyond the Company's control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

     China software sales declined $192 (98%) to $3 during the three months ended September 30, 2004 compared to $195 in the prior year period. For the nine months ended September 30, 2004, China software sales declined $203 (63%) to $117 compared to $320 in the prior year period. This decrease reflects the unpredictable nature of revenue generation while establishing a channel strategy, which began in the second quarter of 2003, aimed at achieving accelerated and sustained sales growth by leveraging channel partners to gain China-wide market coverage. The channel strategy involves training the partners' sales forces and CIC Chinas' engineering efforts to embed CIC eSignature software into the partners' total application solutions. A second factor expected to impact near term revenue is the passing, in August, of the Electronic Signature Law in China. This is overall a very positive event in that it provides an impetus for our technology by providing a framework for product functionality and standards that are required for accelerated market growth. It has, however, necessitated the need to focus engineering effort on developing product functionality that is consistent with the new guidelines thereby delaying further our sales efforts with channel partners. The Company believes the channel partner strategy, coupled with the passing of the new eSignature Law, provides the framework for increasing and sustained sales growth in China, however, attaining predictable and sustained revenue growth on a quarter to quarter basis may not occur until the first half of 2005 and beyond.

Systems Integration.

     System integration segment revenue declined 100% ($205) and 94% ($564), to $0 and $37 from $205 and $601, for the three and nine months ended September 30, 2004, as compared to the prior year periods. Over the prior two years, CIC China had emerged as the leading supplier in Jiangsu Province to a fast-growing mobile industry application for regulated goods, with an estimated 70% market share. However the decision not to expand this business to other provinces, which would require significant increases in base costs to provide turn-key capabilities, but rather to focus on the emerging high potential eSignature/office automation market in China, leveraging channel partners capabilities resulted in the decline in system integration revenue. System integration revenues are expected to continue to be below the prior year amounts in future quarters.

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

Cost of Sales

Handwriting recognition.

     Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 88% ($45) and 76% ($67), to $6 and $21, for the three and nine months ended September 30, 2004, as compared to $51 and $88 in the same prior year periods. The decline is primarily due to the sale of less third party hardware along with the Company's software products. Cost of sales may increase in the future depending on the customers decision to purchase from the Company its software solution and third party hardware as a complete package rather than buying individual components from separate vendors.

     Online/retail cost of sales decreased 100% ($2) and 100% ($3), to $0 during the three and nine months ended September 30, 2004 compared to $2 and $3 the prior year periods, respectively. The Company does not anticipate a material increase in costs associated with the online/retail sales.

     Enterprise and OEM cost of sales increased 50% ($2) to $6 for the three months ended September 30, 2004, from $4 in the prior year period. For the nine months ended September 30, 2004, enterprise and OEM cost of sales decreased 37% ($10), to $17 compared to $27 in the prior year period. The decrease was due to the lower volume of third party hardware sales and engineering development costs over the comparable three and nine month periods of the prior year. Any increases in corporate cost of sales in the future will be driven by the amount of third party hardware that is sold with the Company's software solutions.

     China handwriting recognition segment has no cost for the three months ended September 30, 2004 compared to $45 in the prior year period. For the nine months ended September 30 2004, China handwriting recognition segment cost of sales decreased 93% ($54) to $4 compared to $58 in the prior year period. The decrease is due to the reduction in revenues over the three and nine months ended September 30, 2004 compared to the prior year periods. It is expected that cost of sales will remain low for the foreseeable future as the current trend has been in the sale of software solutions through channel partners with little third party hardware costs.

Systems Integration.

     China Systems integration segment has no cost for the three months ended September 30, 2004 compared to $181 in the prior year period. For the nine months ended September 30, 2004 system integration segment revenues decreased 94% ($470) to $29 compared to $499 in the prior year period. The decrease in costs was due primarily to the reduction in sales during the three and nine month periods ended September 30, 2004 compared to the prior year periods. The Company expects that system integration cost of sales will decrease over time as the Company continues to increase its focus on the emerging high potential eSignature/office automation market in China.

Operating expenses

     Research and development expenses. Research and development expenses for the three months ended September 30, 2004, increased 1% ($2), to $326 from $324 in the prior year period. For the nine months ended September 30, 2004 engineering expenses decreased 5% ($49) to $918 from $967 in the prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. These expenses are offset by the capitalization of software development costs and direct costs associated with nonrecurring engineering contracts charged to cost of sales. Salaries and related expenses increased 9% ($18) and 5% ($29), for the three and nine months ended September 30, 2004, compared to the prior year periods. The increase is due primarily to the salary increases for the engineering staff in the US. Other engineering administrative costs including allocated facilities expenses declined 13% ($16) and 22% ($78), respectively, during the three and nine months ended September 30, 2004, compared to the prior year periods. The reduction in other costs occurred primarily in the Joint venture in China due to the curtailment of the SI segment. Currently the Company

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

does not anticipate reductions in personnel nor does it anticipate an increase in personnel as the Company maintains its relationship with an outside engineering group familiar with its products and, if required, can engage them on an as-needed basis to fill future engineering requirements. In addition the Company draws on the engineering capabilities of the Joint Venture as required. This reliance on the Joint Venture and outside parties allows the Company to maintain lower base costs and to increase engineering cost on a temporary basis in response to specific revenue opportunities.

     Sales and marketing expenses. Sales and marketing expenses increased 69% ($161) and 49% ($335), to $394 and $1,031, respectively, for the three and nine months ended September 30, 2004 as compared to $233 and $696, in the prior year periods. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses increased 77% ($51) and 49% ($124), respectively, for the three and nine month periods ended September 30, 2004, compared to the prior year periods. The increase in salaries and related expense is primarily due to an increase in the headcount by one in the Sales department after the second quarter of 2004. Recruiting expense decreased 100% ($20) for the three months ended September 30, 2004 compared to the prior year period. For the nine months ended September 30, 2004, recruiting expense increased 72% ($14) compared to the prior year period. The increase is due to the hiring of one sales person of executive level in the second fiscal quarter of 2004. Commissions expense increased 303% ($133) and 248% ($218), respectively, in the three and nine months ended September 30, 2004, compared to the prior year periods. The increase in commission expense in comparable periods is due to the increase in revenues. Other expenses including facilities and other office related expenses decreased 3% ($3) and 6% ($21), respectively, for the three and nine months ended September 30, 2004, compared to the prior year periods. These decreases in other expenses were realized in both the US and China operations and were primarily related to travel expenses, depreciation and allocated facility costs. The Company expects these costs may increase at such time in the future as the sales force is expanded to respond to increasing revenue opportunities. The Company believes that the current cost structure can support significantly higher revenue without significant increases in base costs.

     General and Administrative Expenses. General and administrative expenses increased 21% ($121) and 9% ($148), to $690 and $1,848,respectively, for the three and nine months ended September 30, 2004, compared to $569 and $1,700 in the prior year periods. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 9% ($15) and 4% ($20), respectively, for the three and nine month periods ended September 30, 2004, compared to the prior year periods. These increases are due primarily to salary increases. Professional service expenses which include consulting, legal and outside accounting fees increased 27% ($33) during the three months ended September 30, 2004, primarily due to legal fees associated with the pending contract litigation. Professional services expense decreased 2% ($8) for the nine months ended September 30, 2004 compared to the prior year period. The decrease was primarily due to lower legal and accounting fees over the nine months ended September 30, 2004, compared to the prior year periods. The Company anticipates that legal fees may increase in future quarters due to pending contract litigation. Bad debt expenses increased $150 and $178, respectively, for the three and nine months periods ended September 30, 2004, compared to the prior year period. The increase in bad debt expense was primarily due to provisions made to cover the aged receivables of the CIC Joint Venture. The Company believes that its accounts receivable are adequately reserved at September 30, 2004 and does not anticipate further provisions in the future. Other administrative expenses decreased 28% ($77) and 5% ($42), respectively, for the three and nine months ended September 30, 2004, compared to the prior year periods. The increases are primarily due to an increase in allocated expenses compared to the prior year periods. The Company believes that the increase in the expenses allocated to administration will continue at the higher rate through the end of the next quarter.

Interest and other income (expense), net

     Interest and other income (expense), net, increased $13 and $10 for the three and nine months ended September 30, 2004, respectively, compared to the prior year periods. The increase is primarily due to the change in minority interest due to the operating losses incurred by the Company's Joint Venture.

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

Interest expense

     Interest expense increased 154% ($71) and 83% ($119), to $117 and $262 from $46 and $143 for the three and nine months ended September 30, 2004, respectively, compared to the prior year periods. The increase in interest expense for the three months ended September 30, 2004 is due to the interest paid on the $3,500 Loan and the interest paid on the $3,000 loan through August 18, 2004. The increase in interest expense over the nine months ended September 30, 2004 was primarily due to interest paid to Cornell Capital Partners, LC associated with the $750 in short-term debt, the amounts paid associated with the $3,000 loan to the Trust, and the $3,500 loan to Cornell Capital Partners, LP, (See Note 5 of the condensed consolidated financial statements).

Liquidity and Capital Resources

     At September 30, 2004, cash and cash equivalents totaled $1,549 compared to cash and cash equivalents of $1,039 at December 31, 2003. The increase in cash was primarily due to cash provided by operating activities of $40 and cash provided financing activities of $502. These cash inflows were offset by the acquisition of property and equipment amounting to $32. Total current assets were $5,714 at September 30, 2004, compared to $2,005 at December 31, 2003. As of September 30, 2004, the Company's principal sources of funds included its cash and cash equivalents aggregating $1,549, its accounts receivable of $3,863 and the Equity Line of Credit through Cornell Capital Partners LP. On November 2, 2004, the Company received approximately $4,000 in proceeds from a debt warrant financing. See Note 13 to Condensed Consolidated Financial Statements - "Subsequent events."

     Accounts receivable increased $3,121, net of $435 provided for potentially uncollectable accounts, for the nine months ended September 30, 2004 compared to December 31, 2003, due primarily to the a large order received late in the quarter. The Company expects that the development of the eSignature market will result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter. For the nine months ended September 30, 2004, one customer accounted for 91% of net accounts receivable. The account receivable accounting for 91% of net accounts receivable was collected subsequent to the balance sheet date.

     Prepaid expenses and other current assets increased by $125 for the nine months ended September 30, 2004, compared to December 31, 2003. The increase is primarily due to the prepaid interest on the $3,500 short term note secured through Cornell Capital Partners LP in August 2004, offset by the non cash reduction in prepaid financing and other prepaids associated with the operations of the Company. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees which are prepaid in December and June of each year.

     During the second quarter of, 2004, the Company received a sixty day extension to pay the $3,000 note that was due June 18, 2004, to the charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). In exchange for this sixty day extension, the Company paid the Trust thirty days worth of interest ($15) calculated according to the terms of the note. All other provisions of the note remained unchanged. On August 5, 2004, the Company paid all amounts due under the note with proceeds from a loan from Cornell Capital Partners LP. The Cornel loan was repaid on November 8, 2004.

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

     During the nine months ended September 30, 2004, the Company repaid $750 to Cornell Capital Partners, LP through the issuance of approximately 1,133 shares of its common stock. Under the terms of a debt-warrant financing that closed on November 2, 2004, the Company is prohibited from borrowing any additional funds under the Cornell Equity Line. (See Note 13 to the Condensed Consolidated Financial Statements - "Subsequent events"). The Company intends to terminate the Equity Line within the next 30 days.

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

     Accounts payable decreased $86 for the nine months ended September 30, 2004, compared to December 31, 2003, due to fewer materials purchased and used by the Joint Venture in cost of sales. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution. Accrued compensation increased $140 due primarily to the accrual in the third quarter ended September 30, 2004 of commissions. Commissions are paid after customer payment of the receivable amount.

     Current liabilities, which include deferred revenue, were $4,970 at September 30, 2004 compared to $4,900 at December 31, 2003. Deferred revenue, was $507 at September 30, 2004, compared to $165 at December 31, 2003. This increase primarily reflects advance payments for products and maintenance fees from the Company's licensees, which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

     The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. The Company's accumulated deficit was approximately $79,500 at September 30, 2004 compared to approximately $82,000 at December 31, 2003. There can be no assurance that the Company will continue to reduce the accumulated deficit or have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     CIC believes the cash provided from operations, and or other potential sources of financing, will be sufficient to meet its capital requirements for the foreseeable future. If the Company is unable to secure sufficient funds through financing, or is unable to sustain the increase in funds generated from operations, the Company may not be able to continue its operations in their current form and may not be a viable company on a going forward basis without significant changes in its operations. Since February 2002, the Company has raised, net of costs and expenses, approximately $2,300 and borrowed, net of costs and expenses approximately $3,273 from the Equity Line of Credit. The Company believes it will be able to raise the necessary funds under the Equity Line of Credit, through February 2005, and or other alternate financing, and from operations. The Company has not formulated specific plans to change its operations. Possible changes could include reduced personnel expenses to better match its revenue streams.

The following are material commitments as of September 30, 2004:

                                               Payments due by periods
 --------------------------------    -------------------------------------------
                                                 Less
                                                 than     One to  Four to  After
                                                 one      three    five    five
 Contractual obligations               Total     year     years    years   years
 --------------------------------    -------    ------    -----    ------  -----

 Short-term debt related party        $     8   $     8  $    -  $  -   $   -
 Short-term debt, other                 3,537     3,537       -     -       -
 Long-term debt related party               6                 6     -       -
 Capital Lease Obligations                 24        24       -     -       -
 Operating lease commitments (1)          879       419     460     -       -
                                     ---------   -------  -------  ----- ------
 Total contractual cash obligations   $ 4,454   $ 3,988  $  466  $  -   $   -
                                     =========   ======== =======  ===== ======

1. The operating lease commenced on November 1, 2001. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

Forward Looking Statements

     Certain statements contained in this quarterly report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import,

                     Communication Intelligence Corporation
                                 And Subsidiary
                    (In thousands, except per share amounts)
                                    Form 10-Q

constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and are delineated as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2004.

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

(b)     Reports on Form 8-K

          1. Current Report on Form 8-K, Items 7, 9 and 12, dated August 11, 2004, with respect to the Company's second quarter 2004 financial results.

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





                                     COMMUNICATION INTELLIGENCE CORPORATION
                                  ----------------------------------------------
                                                   Registrant



   November 15, 2004                        /s/ Francis V. Dane
--------------------------         ------------------------------------------
          Date                                  Francis V. Dane
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)