Form 10-K
period 2004-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2005-03-31
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2004

  ___ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to___

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

          Issuer's telephone number, including area code: 650-802-7888

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act of 1934). Yes ___ No X
                       -----

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 28, 2005 was approximately $46,312,078 based on the closing sale price of $0.46 on such date, as reported by the Nasdaq Over the Counter Market. The number of shares of Common Stock outstanding as of the close of business on March 28, 2005 was 102,250,065.

                     COMMUNICATION INTELLIGENCE CORPORATION


                                TABLE OF CONTENTS


                                                                           Page

 PART I....................................................................   3
 Item 1.  Business.........................................................   3
 Item 2.  Properties.......................................................  11
 Item 3.  Legal Proceedings................................................  11
 Item 4.  Submission of Matters to a Vote of Security Holders..............  12
 PART II...................................................................  12
 Item 5.  Market For Registrant's Common Equity and Related
          Stockholder Matters and Issuer Purchases of Equity Securities....  12
 Item 6.  Selected Financial Data..........................................  13
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  29
 Item 8.  Consolidated Financial Statements and Supplementary Data.........  30
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................  30
 Item 9A  Controls and Procedures..........................................  30
 PART III..................................................................  31
 Item 10. Directors and Executive Officers of the Registrant...............  31
 Item 11. Executive Compensation...........................................  33
 Item 12. Security Ownership of Certain Beneficial Owners and Management...  34
 Item 13. Certain Relationships and Related Transactions...................  35
 Item 14. Principal Accounting Fees and Services...........................  35
 PART IV...................................................................  37
 Item 15. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K..............................................  37
-----------

CIC(R) and its logo, Handwriter(R), Jot(R), InkTools(R)??, Sign-it(R)??, WordComplete(R)?, and? INKshrINK(R) and The Power To Sign Online(R) are
registered trademarks of the Company. HRS(TM), InkSnap(TM), PenX(TM), QuickNotes(R), RecoEcho(TM),? Sign-On(TM)?? Speller(TM) and iSign(TM)?are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

                                     PART I
Item 1.  Business

Unless otherwise stated all amounts in Parts I through Part IV are stated in thousands ("000s").

General

     Communication Intelligence Corporation (the "Company" or "CIC") is the leading supplier of biometric signature verification and a leading supplier of natural input software and electronic signature solutions focused on emerging, high potential applications including paperless workflow, handheld computers, smartphones and eTransactions, enabling the world with "The Power to Sign Online(R)". CIC's products are designed to increase the ease of use, functionality, and security of electronic devices and eBusiness processes. CIC sells directly to Enterprises, integration/channel partners and OEMs. Industry leaders such as Charles Schwab, Fujitsu, IBM, Oracle, PalmSource, Prudential, Siebel Systems, Siemens Medical Systems, Sony Ericsson, Symbol and TVA have licensed the company's technology. CIC is headquartered in Redwood Shores, California and has a joint venture, CICC, in Nanjing, China.

     Revenues for the year ended December 31, 2004 of $7.3 million more than doubled (243%) as compared to $3.0 million for the prior year. 2004 revenue was derived from well over one hundred customers but was primarily attributable to Charles Schwab & Co., Duncan Management Solutions Ltd., IA Systems Inc., Misys Healthcare Systems, PalmSource Inc., Symbol Technologies Inc., State Farm Insurance Companies, Wells Fargo Bank, N. A., and the Tennessee Valley Authority
..

     2004 eSignature revenues of $6.1 million more than quadrupled (407%) over 2003 eSignature revenue of $1.5 million. In addition, the Company paid off a $3.0 million debt, terminated it's equity line of credit agreement and successfully completed a $4.0 million financing.

     For the year ended December 31, 2004, the Company's operating income of $2.3 million represented an improvement of $4.5 million over the $2.2 million operating loss incurred in the prior year. Net income of $1.6 million for the year ended December 31, 2004 represented an improvement of $3.9 million, compared to a net loss of $2.3 million incurred in the prior year. 2004 year-end financial results represent the first profitable year in the history of the Company.

     In March of 2004, CIC received the 2003 Frost & Sullivan award, for growth strategy leadership in the signature verification market, which commends the Company for sales results achieved under difficult market conditions. The award, based on Frost & Sullivan's market study, further recognizes CIC as the leading supplier well positioned to lead the signature verification market into a high-growth stage.

Segments

     The Company's financial information is presented in two segments--handwriting recognition software and systems integration. The handwriting recognition segment is comprised of three revenue categories: eSignature, Natural Input and online sales. All handwriting recognition software is developed around the Company's core technology. Systems integration represents the sale and installation of third party computer equipment and systems that use the Company's software products. All systems integration revenue is generated through the Company's joint venture.

Core Technologies

The  Company's  core  technologies  are  classified  into two broad  categories:
"natural input technologies" and "transaction and communication enabling technologies." These technologies include multilingual handwriting recognition systems (Jot and the Handwriter(R) Recognition System, referred to as HRS(TM)), electronic signature, handwritten biometric signature verification, cryptography, electronic ink recording tools (InkTools, Sign-it, iSign, SignatureWallet(TM) and Sign-on), and operating system extensions that enable pen input (PenX). Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes, and InkSnap) and software that can predict text input (WordComplete).

     Natural Input Technologies. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, predictive text entry, and electronic ink capture technologies. Many small handheld devices, such as electronic organizers, pagers and smart cellular phones do not have a keyboard. For such devices, handwriting recognition and software keyboards offer the most viable solutions for performing text entry and editing. CIC's predictive text entry technology simplifies data entry even further by reducing the number of actual letters required to be entered. The Company's ink capture technologies facilitate the capture of electronic ink for notetaking, drawings or short handwritten messages.

     Transaction and Communication Enabling Technologies. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental to its development of software for electronic signatures, handwritten biometric signature verification, data security, and data compression.

Handwriting recognition segment products

Key Handwriting recognition segment products include the following:

   Handwriter, Chinese       Multi-lingual handwriting recognition software
   Handwriter and Jot

   Inktools A suite of application development tools for electronic signatures, biometric signature verification and cryptography

   SignatureOne              SignatureOne is the server compliment to
                             CIC's Sign-it software which enables the real time capture of electronic and digital signatures in various application environments. All user authentication and transaction tracking in SignatureOne is based on data from the Sign-it client software

   iSign Web based development tools for electronic signature and biometric signature verification

   PenX Operating systems extensions for the Windows operating system that enables pen-based functionality and handwriting

   QuickNotes and InkSnap     Electronic handwritten notetaking software

   Sign-it and Sign-it        Electronic signatures for the enterprise market
   Server

   Sign-On and                Biometric Signature verification software for
   SignatureWallet            device access and data protection

   WordComplete               Predictive text entry software

     Products and upgrades for the Handwriting recognition products that were introduced and first shipped in 2004 include the following:

WordComplete v3.1
iSign v3.0
iSign v3.1
Sign-it for Acrobat v4.0
Sign-it for Acrobat v4.1
Sign-it for Acrobat v4.2
Sign-it for Acrobat SDK v1.0
Sign-it for Word v4.11
SignatureOne v1.0 (Oracle Support)
Jot for Palm OS v2.05
Jot for Palm OS v2.1

     Handwriting recognition software analyzes the individual strokes of characters written with a pen/stylus and converts these stokes into machine-readable text characters. This software is especially useful for portable electronic devices that are too small to employ a keyboard, and for the input of ideographic script characters such as those used in written Chinese and Japanese. The Company currently has two recognition system offerings, Handwriter and Jot. CIC's Handwriter Recognition System ("HRS(TM)") recognizes handwritten input on Windows and Windows CE based pen computers and desktop PCs for either English or simplified and traditional Chinese characters. HRS accurately recognizes handwritten characters without recognizer training required, so the user can write naturally. HRS is a full-context recognizer that offers some unique features such as automatic spacing between words and automatic capitalization of the first letter of new sentences. HRS is also an integral component of the Company's PenX software and iSign Software Development Kit ("SDK") that is currently sold to consumers, OEMs and vertical market channel partners.

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

     Sign-On and SignatureWallet are product offerings that utilize the Company's handwritten biometric signature verification technology to provide access and data security on portable devices. This provides the additional level of security needed for devices that are increasingly being used in business and generally contain sensitive data. Currently available for the Palm 3.x or later, Windows CE and Windows XP Tablet PC Edition operating systems; the product is also being ported to other platforms.

     Sign-it is a family of electronic signature products for recording electronic signatures as they are being written as well as binding and verifying electronic signatures within standard consumer applications. These products combine the strengths of handwritten signatures and cryptography to process, transact and create electronic documents that have the same legal standing as a traditional wet signature on paper in accordance with the Electronic Signature in National and Global Commerce Act. Organizations wishing to process electronic forms, requiring varying levels of security, can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word, AutoCAD and Adobe(R) Acrobat(R), while support for additional application environments is in development.

     iSign provides functionality similar to InkTools but is specifically designed for web based architectures. The current product supports either a Windows implementation with Internet Information Server and Internet Explorer or Java implementations based on J2EE. The product is designed to meet the needs of higher-end server products and a broad base of client systems, which range from Windows devices to PDAs.

eSignature  Revenues

     2004 eSignature revenue of $6.1 million more than quadrupled (407%) over 2003 eSignature revenue of $1.5 million. The 2004 eSignature revenue was derived from well over one hundred customers but was primarily attributable to Charles Schwab, Duncan Management, IA Systems, Misys Healthcare, Symbol Technologies, State Farm Insurance, Wells Fargo and TVA. The Company believes that the increasing focus on corporate accountability, including a growing demand for auditable business approval processes, is driving many enterprises to add eTransactions to their priority deployments in 2005.

End users and resellers that have licensed the Company's technology include the following:

    Licensee                      Product(s)           Application of Products
                                  licensed
   --------------------------- ----------------        ------------------------

    Accelio                       Inktools             Mobile forms
    Agricultural Bank of China    InkTools             Document automation
    Al-Faris                      Multiple             Reseller and integrator
                                                       in the Middle East
                                                       focused on e-Signatures

    American General Life &       Sign-it              Mobile forms
    Assurance (AGLA)
    Assurant Group                Sign-It              Sales force automation,
                                                       new account openings
    Baptist Health                Inktools             Patient records
    Boston Medical Center         iSign                Patient records
    Cablevision                   Ink Tools            Document automation
    Cellular One                  iSign                Document automation
    Charles Schwab                Sign-It              New account openings
    China Ministry of Railways    InkTools             Document automation
    County of Marin               Sign-It              Document automation
    County of Dade                                     Document automation
    Duncan Management             Ink Tools            Document automation
    E-Com Asia Pacific Pty Ltd.   Multiple             Regional reseller,
                                                       multiple applications

   Licensee                      Product(s)           Application of Products
                                  licensed
   --------------------------- ----------------        ------------------------
    EDS                           InkTools             Information assurance
                                                       for network and
                                                       application security
    First American Bank           Sign-It              Various financial and
                                                       internal documents
    First Command Financial       Sign-It              Document automation
    Franklin Mint                 Sign-It              Document automation
    GE Power Systems              Sign-It              Document automation
    IA Systems                    InkTools             Loan organization
    ILI Technologies, (Ltd.)      InkTools & iSign     Various e-Signature
                                                       applications for the
                                                       verticalmarkets in Israel
    Industrial & Commercial       InkTools             Document automation
    Bank of China
    Integrate Online              InkTools             Mortgage closing
    Interlink Electronics         Sign-It              OEM for multiple products
    Missouri State Lottery        Sign-It              Document automation
    Motion Computing              Sign-On              Tablet PC logon
    Nanjing Agricultural Bureau   InkTools             Document automation
    National Healthcare           Sign-It              Document automation
    Nationwide Building Society   InkTools             Document automation
    Naval Surface Warfare         InkTools             Material center receipts
    Old Republic National         Sign-It              Title processing
                                                       applications
    Orange County, CA             Sign-It              Automate building permit
                                                       process
    Prudential Insurance Co.      Sign-It EX           Mobile forms
    RecordsCenter.com             InkTools             Legal contracts and other
                                                       significant documents
    Saytek                        Sign-It              Document automation
    State Farm Insurance Company  Sign-It              Mobile forms
    St. Vincent's Hospital        Multiple             Document automation
    Siebel Systems                Multiple             Sample delivery of
                                                       regulated drugs
    Siemens Medical Solutions     Multiple             Healthcare
    Symbol Technologies           Multiple             Reseller for multiple
                                                       products
    Tennessee Valley Authority    Multiple             Approval of internal
                                                       documents
    Topaz Systems, Inc.           Multiple             OEM for multiple products
    Turner Construction/Oracle    iSign                Document automation
    University of Virginia        iSign                Document automation
    Varity                        InkTools             Reseller of application
                                                       software

   Licensee                      Product(s)           Application of Products
                                  licensed
   --------------------------- ----------------        ------------------------
    Washington County Hospital    Sign-It              Patient records
    Wells Fargo Bank              Sign-It              Document automation

Natural Input  Revenue

     Natural input revenue for 2004 of $845 more than tripled (388%), as compared to $218 for the prior year and the increase was primarily attributable to royalties from PalmSource .

     In early 2003, PalmSource announced that it had licensed CIC's Jot(R) handwriting recognition software to replace Graffiti(R) as the standard and only handwriting software on all new Palm Powered(R) devices. Under this agreement, "Graffiti 2 powered by Jot" is embedded by PalmSource in current versions of its Palm OS(R) platform. The new Graffiti 2 handwriting software supports an intuitive, more natural form of input, minimizing learning time for new users and easing the transition for experienced users. Due to the continuing depressed levels of handheld computer shipments throughout 2003 and existing OEM inventory levels, the transition by OEMs to PalmSource's latest operating systems (with Graffiti 2/Jot) has been much slower than anticipated. CIC first received royalties in the second quarter of 2003, representing less than 10% of total PalmSource OS reported shipments with fourth quarter royalties reflecting approximately 70% of total PalmSource OS reported shipments. The transition to Jot based PalmSource operating systems by OEM's was completed in the third quarter of 2004.

Online/Retail Revenues

     Revenues from the Company's software sold directly through it's website (www.cic.com) and at the retail point of sale totaled $130 in 2004, 57% below the $300 for the prior year, reflecting the continuing suppressed levels of handheld computer shipments in 2004 as well as the overall decrease in consumer spending both online and at retail stores on handheld computer (PDA) devices.

     Retail sales are generated through an agreement with Elibrium Inc., that positions CIC's Palm OS based software offerings directly at the point of sale at retailers including Comp USA, Staples, and Office Max, and from , Handango and PalmGear, leading online suppliers of software enhancements for Palm powered devices.

China eSignature Revenue

     CIC China ("CICC"), a joint venture 90% owned by CIC, was established over nine years ago and is headquartered in Nanjing China. The Joint Venture is 10% owned by the Jiangsu Hongtu Electronics Group.

     Revenue from CICC's eSignature software of $120 in 2004, declined 62% from $319 in the prior year. This decline represents both the impact of delays in rolling out CICC's channel strategy as well as the passage of China's E-Sign Law in August of 2004. Achieving accelerated and sustained sales growth in China by leveraging resellers to provide China wide market coverage requires investment of both time and resources. Training resellers' sales forces and committing the upfront engineering resources required to embed our eSignature software into partners' total solutions was anticipated and fundamental to achieving China-wide sales coverage. The anticipation and final passage of China's E Sign Law, however, significantly dampened sales results, especially in the last half of 2004, as both resellers and end user customers awaited the implications of the law on product functionality. However, passage of this Law is an overall positive event in that it provides the framework for product functionality and standards required to accelerate acceptance and growth for our technology in China. It does, however, require new market validation studies and considerable engineering effort to localize our newer technologies to meet the China market requirements. This has led to our current strategy of identifying and focusing on fewer strategic partners/resellers in China. Specifically, those capable of both market validation and possessing a high level of engineering competence and effective selling to target market applications.

China System Integration Revenue

     CICC systems integration (SI) revenue of $36 in 2004 declined 95% from $667 in the prior year. The decline in system integration revenue reflects our decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The SI business has become highly competitive, with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

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

     Over the years, the Company has developed and patented major elements of its software offerings and technologies. In addition, in October 2000 the Company acquired, from PenOp, Inc. and its subsidiary, a significant patent portfolio relevant to the markets in which the Company sells its products. The Company's material patents and the years in which they each expire are as follows:

                 Patent No.                           Expiration
                 --------------------------           ----------------------
                 4718102                              2005
                 5049862                              2008
                 5544255                              2013
                 5647017                              2014
                 5818955                              2015
                 5933514                              2016
                 6064751                              2017
                 6091835                              2017
                 6212295                              2018
                 6381344                              2019
                 6487310                              2019

     The Company believes that these patents provide a competitive advantage in the electronic signature and handwriting recognition markets. The Company believes the technologies covered by the patents are unique and allow it to produce superior products. The Company also believes these patents are very broad in their coverage. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality will infringe its patents. Moreover, because the majority of these patents do not expire for between 9 and 15 years from the date hereof, the Company believes that it has sufficient time to develop new related technologies, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time the patents will deter competitors from introducing competing products without creating substantially different technology or licensing or infringing its technology.

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

Material Customers

Handwriting Recognition Segment

     Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer, a national insurance company, accounted for 46 % and 19% of total segment revenues for the years ended December 31, 2004 and 2003, respectively. One customer, Nationwide Building Society, accounted for 11% of total segment revenues for the year ended December 31, 2002.

Systems Integration Segment

     One customer, Nanjing Minze, accounted for 40% of total system integration revenue for the year ended December 31, 2004. One customer, Fujitsu Ltd., accounted for 21% and 30% of total system integration revenue for the year ended December 31, 2003 and 2002, respectively.

Seasonality of Business

     The Company believes that neither of its segments is subject to seasonal fluctuations.

Backlog

Handwriting Recognition Segment

     Backlog approximated $458 at December 31, 2004, representing advanced payments on service maintenance agreements that are expected to be recognized over the next twelve months. At December 31, 2003, backlog approximated $165, representing advanced payments on service maintenance agreements and non-recurring engineering projects.

Systems Integration Segment

     There was no backlog at December 31, 2004 and 2003. At December 31, 2002, backlog was approximately $34.

Competition

Handwriting Recognition Segment

     The Company faces competition at different levels. Certain competitors, e.g., PenPower Group, and Decuma AB, have developed or are developing software offerings which may compete directly with the Company's offerings. Most of the Company's direct competitors, e.g., Microsoft Corporation, Silanis Technology, Inc., and Advanced Recognition Technology, Inc., have focused on only one element of such offerings, such as handwriting recognition technology, signature capture/verification or pen-based operating environments or other pen-based applications. The Company believes that it has a competitive advantage in some cases due to its range of product offerings. There can be no assurance, however, that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company's products or technologies that would render its products or technologies obsolete or non-competitive.

Systems Integration Segment

     The Company's Joint Venture competes with other systems integrators of similar size (less than 100 employees) in China for small to mid-size enterprise opportunities. The Company primarily competes on price and quality and breadth of services for these opportunities. The Company believes that it is competitive in its pricing and has been consistently recognized by its customers for its high quality of service. However, as previously discussed under System Integration Revenue, the Company has shifted its focus in China away from the system integration business to the emerging high potential work flow/office automation market leveraging its eSignature technology and strategic channel partners.

Employees

     As of December 31, 2004, the Company employed an aggregate of 33 full-time employees. The Company's handwriting recognition segment consisted of 33 employees, 19 of which are in the United States and 14 of which are in China. The Company had no full-time employees in its systems integration segment in China at December 31, 2004. From time to time, the Company also utilizes additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company's employees are a party to a collective bargaining agreement.

Geographic Areas

     For the years ended December 31, 2004, 2003, and 2002, the Company's sales in China as a percentage of total sales were less than 1%, 34% and 38%, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company's sales in the United States as a percentage of total sales were 99%, 66%, and 62%, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company's export sales as a percentage of total revenues were approximately 1%, 14%, and 14%, respectively.

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

Item 2. Properties

     The Company currently leases its principal facilities, consisting of approximately 9,600 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2006. The Joint Venture leases approximately 1,500 square feet in Nanjing, China. The Company believes that its current facilities will be suitable to continue operations in the foreseeable future.

Item 3. Legal Proceedings

     In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company's patents, that such patents are invalid or unenforceable, and that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to Interlink Electronics, Inc. The complaint also alleged unfair competition under California law. No specific monetary claim is set forth in the complaint. The Company believes that the complaint is without merit and intends to vigorously defend against the claims. On March 3, 2005, the Company responded to the complaint, denied all allegations, and filed counterclaims against Valyd, Inc. The counterclaim asserted that Valyd, Inc. is infringing certain of the Company's patents and asked for treble damages, alleging that the infringement is willful, deliberate and in conscious disregard of CIC's rights. The ultimate outcome of this litigation cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company's financial position or its results of operations. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     None
                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters and issuer Purchases of Equity Securities

     The Company's common stock is listed on the Over-the-Counter Bulletin Board ("OTC") under the trading symbol CICI.OB. Prior to March 14, 2003 it was listed on the Nasdaq SmallCap Market under the symbol CICI. The following table sets forth the high and low sale prices of the common stock for the periods noted.

                                                                   Sale Price
                                                                   Per Share
     Year    Period                                              High      Low

     2003    First Quarter...................................   $ 0.53  $ 0.13
             Second Quarter..................................   $ 0.44  $ 0.15
             Third Quarter...................................   $ 0.65  $ 0.34
             Fourth Quarter..................................   $ 0.45  $ 0.30
     2004    First Quarter...................................   $ 1.10  $ 0.35
             Second Quarter..................................   $ 0.90  $ 0.42
             Third Quarter...................................   $ 0.80  $ 0.31
             Fourth Quarter..................................   $ 0.71  $ 0.35
     2005 First Quarter (through March 15, 2005).............   $ 0.63  $ 0.38

     As of March 28, 2005, the closing sale price of the Common Stock on the Nasdaq OTC was $0.46 per share and there were approximately 960 registered holders of the Common Stock.

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

     All securities sold during 2004 by the Company were either previously reported on our Form 10Qs filed with the Securities and Exchange Commission or sold pursuant to registration statements filed under the Securities Act of 1933, as amended.

     During the three months ended December 31, 2004, the Company granted 600,000 stock options to eight employees, with a weighted average exercise price of $0.53 per share, under the Company's 1999 Stock option Plan. During the years ended December 31, 2004, 2003, and 2002, respectively, the Company granted the following options to purchase Common Stock to employees at the prices per share indicated below.

                                                        Approximate Exercise
                 Year             Number of Shares         Price Per Share
         --------------------- ----------------------- ------------------------
                 2004                  1,334                    $0.53
                 2003                   858                     $0.32
                 2002                  1,108                    $0.60

     The information required by Item 201(d) of Regulation S-K is incorporated by reference to Note 7 ("Stockholders Equity") of Notes to Consolidated Financial Statements for the Year Ended December 31, 2004, page F-22.

Item 6. Selected Financial Data

     The selected consolidated financial data presented below as of December 31, 2004, 2003, 2002, 2001, and 2000 and for each of the years in the five-year period ended December 31, 2004 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Year Ended December 31,
                                 -----------------------------------------------
                                  2004      2003      2002      2001      2000
                                 -----------------------------------------------
                                      (In thousands, except per share amounts)
Statement of Operations Data:
Revenues.........................$7,284   $ 3,034   $ 3,272   $ 5,947   $ 7,312
Research and development
 expenses(1)..................... 1,187     1,302     1,485     1,808     1,603
Sales and marketing expenses..... 1,306       905     1,543     2,054     2,239
General and administrative
 expenses........................ 2,483     2,219     2,424     2,791     2,181
Income (loss) from operations.... 2,255    (2,157)   (3,337)   (2,946)   (1,607)
Net income (loss) available
 to common stockholders.......... 1,620    (2,345)   (3,561)   (3,215)   (1,799)
Basic and diluted income (loss)
 per share.......................  0.02     (0.02)    (0.04)    (0.04)    (0.02)

                                               As of December 31,
                                 -----------------------------------------------
                                   2004     2003      2002      2001      2000
                                 -----------------------------------------------
                                                (In thousands)
Balance Sheet Data:
Cash, cash equivalents and
 restricted cash...............  $4,736    $1,039    $  711   $ 2,588   $ 2,349
Working capital(2).............   4,068    (2,895)      443     3,017     3,109
Total assets...................  10,819     7,215     7,168    10,072    11,302
Deferred revenue...............     458       165       165        88        61
Long-term obligations..........   1,790        13     3,000     3,000     1,427
Stockholders' equity (3).......   7,531     2,187     2,934     6,060     8,307
-----------

(1) Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $32 at December 31, 2004 and $20 for the years ended December 31, 2001, and 2000, respectively. No software development costs were capitalized in the years ended December 31, 2003 and 2002.

(2) Current liabilities used to calculate working capital at December 31, 2004, 2003, 2002, 2001, and 2000 include deferred revenue of $458, $165, $165,
     $88, and $61, respectively.

(3)  The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Unless otherwise stated herein, all figures in this MD& A section are stated in thousands ("000s").

Overview

     The Company was initially incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2004, operating losses aggregated approximately $8,000 and at December 31, 2004, the Company's accumulated deficit was approximately $81,000.

New Accounting Pronouncements

     See note 1, Notes to Consolidated  Financial Statements included under Part
IV. Item 15.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, inventory, fair value of financial instruments, customer base, software development costs research and development costs, foreign currency translation and net operating loss carryforwards. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company's management in the preparation of the consolidated financial statements.

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

     The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company's historical experience, the Company's estimates of recoverability of amounts due it could be affected and, the Company would adjust the allowance accordingly.

     The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents, the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

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

     The Company believes that as of December 31, 2004 and 2003, no impairment of the carrying values of the patents existed.

     Customer Base. To date, the Company's revenues have been derived principally from end-users, manufacturers, retailers and distributors of computer products in North America, Europe and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within management's expectations.

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. As of December 31, 2004, 2003 and 2002, such costs were insignificant.

     Research and Development Costs. Research and development costs are charged to expense as incurred.

     Foreign Currency Translation. The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company's consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for long-term assets and liabilities that are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates. Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the year ended December 31, 2004, 2003 and 2002, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2004 of $28 million based upon the Company's history of losses.

Segments

     The Company reports in two segments: handwriting recognition and systems integration. Handwriting recognition includes online/retail revenues and corporate sales, including enterprise and original equipment manufacturers ("OEM") revenues. All handwriting recognition software is developed around the Company's core technology. Handwriting recognition product revenues are generated through a direct sales force to individual or enterprise end users and by web based application resellers. The Company also licenses a version of its handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, the Company is required to develop an interface (port) for its software to operate on a new customer's hardware platform or within the customer's software operating system. Development contract revenues are included in the handwriting recognition segment.

     System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. System integration sales are derived through a direct sales force that then develops a system to utilize the Company's software based on the customer's requirements. Systems integration sales are accomplished solely through the Company's Joint Venture. However, as previously discussed under System Integration Revenue, the Company has shifted its focus in China away from the system integration business to the emerging high potential work flow/office automation market leveraging its eSignature technology and strategic channel partners.

Results of Operations

     The following table provides unaudited financial information for each of the Company's two segments.

                                             Years Ended December 31,
                                       2004             2003            2002
                              ----------------- --------------- ---------------
Handwriting recognition
    Online/retail                   $     130         $     300       $     351
    Corporate                           6,997             1,703           1,667
    China                                 120               319             239
                              ----------------- --------------- ----------------
Total Handwriting recognition       $   7,247         $   2,322       $   2,257
Systems integration
 China Total Systems integration    $      37         $     712       $   1,015
                              ----------------- --------------- ----------------

Total revenues                      $   7,284         $   3,034       $   3,272
                              ----------------- --------------- ----------------

Cost of Sales
    Handwriting recognition         $      22         $     141       $     423
    Systems integration                    31               624             734
                              ----------------- --------------- ----------------
Total cost of sales                 $      53         $     765       $   1,157

                                             Years Ended December 31,
                                      2004             2003            2002
                              ----------------- --------------- ----------------
Operating cost and expenses
   Research and development         $   1,187         $   1,302       $   1,485
   Sales and Marketing                  1,306               905           1,543
   General and administrative           2,483             2,219           2,424
                               ---------------- --------------- ----------------
Total operating costs and expenses  $   4,976         $   4,426       $   5,452
                              ----------------- --------------- ----------------

Interest and other income
 (expense) net, and Minority
 interest                           $    (635)        $    (188)      $    (224)
                              ----------------- --------------- ----------------
Net income (loss)                   $   1,620         $  (2,345)      $  (3,561)
                              ================= =============== ================

Amortization of intangible assets
   Cost of sales                    $      12         $      14       $      14
   General and administrative             379               379             378
                              ----------------- --------------- ----------------
Total amortization of intangible
 assets (See note 1)                $     391         $     393       $     392
                              ================= =============== ================


Years Ended December 31, 2004 and December 31, 2003

Revenues

Handwriting Recognition

     Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues increased 212%, or $4,925, to $7,247 for the twelve months ended December 31, 2004, compared to $2,322 in the prior year period as discussed below.

     Online/retail revenues for the Company's natural input products decreased 57% or $170, to $130 for the twelve months ended December 31, 2004, compared to $300 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC's Jot(R) handwriting recognition software to replace Graffiti(R) as the standard and only handwriting software on all new Palm Powered(R) devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales. The transition to Jot based PalmSource operating systems by OEM's was completed in the third quarter of 2004 and the Company believes that the online/retail revenues have stabilized for the near term.

     Corporate revenues, which includes eSignature and natural input sales, increased 311%, or $5,294, to $6,997 for the twelve months ended December 31, 2004, compared to $1,703 in the prior year period. Natural input OEM and channel partner sales increased 53%, or $382, to $1,104 for the twelve months ended December 31, 2004, compared to $722 in the prior year period. The increase in natural input channel partner and OEM sales was due primarily to royalties from the shipment by PalmSource of its operating system containing the Company' Jot software. The Company expects natural input channel partner and OEM sales to increase in the future as new customers are identified and new agreements are signed. eSignature sales increased 501%, or $4,913, to $5,894 for the twelve months ended December 31, 2004, compared to $981 in the prior year period. The increase in eSignature sales was due primarily to sales to large national customers in the insurance and banking industries. The Company believes that the sales of smaller pilot deployments to large national eSignature customers will lead to greater sales in future periods as the customers roll out their applications on a wider scale. However the timing of customer product roll out is difficult to project due to many factors beyond the Company's control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

     China software sales declined 62%, or $199, to $120 for the twelve months ended December 31, 2004, compared to $319 in the prior year period. This decline represents both the impact of delays in rolling out CICC's channel strategy as well as the passage of China's E-Sign Law in August of 2004. Achieving accelerated and sustained sales growth in China by leveraging resellers to provide China wide market coverage requires investment in both time and resources. Training resellers' sales forces and committing the upfront engineering resources required to embed our eSignature software into partners' total solutions was anticipated and fundamental to achieving China-wide sales coverage. The anticipation and final passage of China's E Sign Law, however, significantly dampened sales results, especially in the last half of 2004, as both resellers and end user customers awaited the implications of the law on product functionality. However, passage of this Law is an overall positive event in that it provides the framework for product functionality and standards required to accelerate acceptance and growth for our technology in China. It does, however, require new market validation studies and considerable engineering effort to localize our newer technologies to meet the China market requirements. This has led to our current strategy of identifying and focusing on fewer strategic partners/resellers in China. Specifically, those capable of both market validation and possessing a high level of engineering competence and effective selling to target market applications.

Systems Integration.

     System integration segment revenue declined 95%, or $675, to $37 for the twelve months ended December 31, 2004, compared to $712 in the prior year period. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The SI business has become highly competitive, with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Cost of Sales.

Handwriting recognition.

     Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 84%, or $119, to $22 for the twelve months ended December 31, 2004, compared to $141 in the prior year period. The decline was primarily due to the sale of less third party hardware along with the Company's software products. Cost of sales may increase in the future depending on the customers decision to purchase from the Company its software solution and third party hardware as a complete package rather than buying individual components from separate vendors.

     Online/retail cost of sales decreased 100%, or $16, to $0 for the twelve months ended December 31, 2004, compared to $16 in the prior year period. The decrease was due to the use of software reseller web sites to move its products rather than maintaining an internal online store. The Company does not anticipate a material increase in costs associated with the online/retail sales.

     eSignature and natural input channel partner and OEM cost of sales decreased 35%, or $11, to $20 for the twelve months ended December 31, 2004, compared to $31 in the prior year period. The decrease was due to the lower volume of third party hardware sales and engineering development costs compared to the prior year. Increases in corporate cost of sales in the future will be driven by the amount of third party hardware that is sold with the Company's software solutions and increased amortization of software development costs capitalized in future periods associated with product development.

     China software cost of sales decreased 96%, or $90, to $4 for the twelve months ended December 31, 2004, compared to $94 in the prior year period. The decrease was due to the reduction in revenues over the twelve months ended December 31, 2004, compared to the prior year periods. It is expected that cost of sales will remain low for the foreseeable future as the current focus is the sale of software solutions through channel partners with little third party hardware costs.

Systems Integration.

     China Systems integration segment cost of sales decreased 95%, or $593, to $31 for the twelve months ended December 31, 2004, compared to $624 in the prior year period. The decrease in costs was due primarily to the reduction in sales during the twelve months ended December 31, 2004 as compared to the prior year. The Company expects that system integration cost of sales will decrease over time as the Company has decided not to pursue system integration revenues beyond 2004 but to continue to increase its focus on the emerging high potential eSignature/office automation market in China.

Operating expenses

     Research and Development Expenses. Research and Development expense decreased 9%, or $115, to $1,187 for the twelve months ended December 31, 2004, as compared to $1,302 in the prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense increased 6%, or $53, to $881 for the year ended December 31, 2004, as compared to $828 in the prior year period, due primarily to increases in salaries and related expenses. Outside engineering cost and expenses declined 77%, or $24, to $7 for the year ended December 31, 2004, compared to $31 in the prior year period. The decline was due primarily to a reduction in the use of outside engineering services compared to the prior year. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on their services, as required, which could have a material effect on the amount of outside engineering expense reported. Capitalized software development costs increased 100%, or $45, as compared to $0 in the prior year period. The increase in capitalized software development was due to new product development and significant upgrades and enhancements being made to the Company's natural input and eSignature products. Capitalization of software development costs are expected to remain at increased amounts for the foreseeable future. Other engineering expenses decreased 22%, or $99, to $344 for the twelve months ended December 31, 2004 as compared to $443 in the prior year period. The decrease was primarily due to lower maintenance and depreciation expense compared to the prior year periods. The Company believes that the reductions in engineering expenses will not have an adverse effect on its product engineering and development efforts due to its ability to call on outside engineering services as required.

     Sales and Marketing Expenses. Sales and marketing expenses increased 44%, or $401, to $1,306 for the year ended December 31, 2004, compared to $905 in the prior year period. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses increased 51%, or $175, to $517 for the year ended December 31, 2004, compared to $342 in the prior year period. The increase in salaries and related expense was due primarily to the increase in headcount of one executive level employee and, to a lesser extent, increases in employee salaries. Commission expense increased 214%, or $214, to $314 for the year ended December 31, 2004, compared to $100 in the prior year period. The increase in commission expense was due primarily to an increase in revenues compared to the prior year. Travel and entertainment increased 102%, or $43, to $85 for the year ended December 31, 2004, compared to $42 in the prior year period. This increase was due to the increase in the sales employee headcount, and an increased amount of travel. Recruiting expense increased 75%, or $15, to $35 for the year ended December 31, 2004, compared to $20 in the prior year period. The increase was due to the hiring of an executive level employee through an executive level search firm. Other expense, including general office and allocated facilities expenses declined $46, or 11%, to $355 for the year ended December 31, 2004, compared to $401 in the prior year period. The Company anticipates that sales and marketing expenses will continue to increase in the near term as we strengthen our sales efforts through increasing headcount to pursue new opportunities in the eSignature market space. The Company continues to pursue a channel strategy for its eSignature products. The Company believes the channel strategy, along with its current and potential partners, will produce increasing revenues in the near term.

     General and Administrative Expenses. General and administrative expenses increased 12%, or $264, to $2,483, for the year ended December 31, 2004, compared to $2,219 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 5%, or $34, to $744 for the year ended December 31, 2004, compared to $710 in the prior year period. The increase was due primarily to increases in employee salaries. Professional service expense, which include consulting, legal and outside accounting fees, increased 16%, or $74, to $542 for the year ended December 31, 2004, compared to $468 in the prior year period. The increase was due primarily to an increases in legal fees associated the infringement litigation of Company's patent during the twelve months ended December 31, 2004, compared to the prior year. The Company increased its expense for bad debts 300%, or $111, to $148, for the year ended December 31, 2004, compared to $37 in the prior year period. The increase was to cover the slow payment cycle of channel partner receivables of the Joint Venture. At this time, the Company believes that its provision for bad debts is adequate. Other administrative expenses decreased 3%, or $29, to $975 for the year ended December 31, 2004, compared to $1,004 in the prior year period. The decrease was due primarily to spending reductions. The Company believes that its General and Administrative expenses will remain fairly stable for the near term.

Interest income  and other income (expense), net

     Interest income and other income (expense), net, increased 460%, or $46, to $47 for the twelve months ended December 31, 2004, compared to $1 in the prior year period. The increase was due to an increase in interest income due to larger cash balances and to a refund of value added tax related to the tax year 2003 received by the Joint Venture in 2004.

Interest expense

     Interest expense increased 242%, or $496, to $701 for the twelve months ended December 31, 2004, compared to $205 in the prior year period. The increase in interest expense was due to the amortization of fees to Cornell Capital Partners, LP associated with the $750 in short-term debt, the $3,500 loan from Cornell Capital Partners, LP, (See Note 4 of the condensed consolidated financial statements) and interest on the long term debt. In addition the Company is amortizing through interest expense the deferred financing costs and debt discount associated with its long term debt (See Note 6 of the condensed consolidated financial statements).

Years Ended December 31, 2003 and December 31, 2002

Revenues

     Handwriting recognition segment. Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues increased 3%, or $65, to $2,322 for the twelve months ended December 31, 2003 as compared to $2,257 in the comparable prior year.

     Online/retail revenues for the Company's natural input products declined 15%, or $51 to $300, for the twelve months ended December 31, 2003, compared to $351 in the prior year period . In November of 2002, PalmSource replaced Graffiti(R) with CIC's Jot as the standard and only handwriting software on all new Palm PoweredTM devices. The Company believed that future online/retail revenues would increase due to the "hallo effect" of the Palm license agreement, as owners of older Palm operating systems were expected to upgrade the software on their devices to the Company's Jot product. The Company did experience increases in online/retail revenues in the first and second quarters of 2003 that it believed were the result of the Palm announcement. The increases were short lived and the Company believes that the increase in online/retail revenues were not sustained due to economic conditions and significantly reduced consumer spending. The Company does not anticipate that it will experience significant increases in its Online/Retail revenues in the near future.

     Corporate revenues, which includes eSignature and natural input sales, increased 2%, or $36, to 1,703 for the twelve months ended December 31, 2003, compared to $1,667 in the prior year period. Natural input OEM revenues included in corporate sales decreased 23%, or $84, to $722 for the twelve months ended December 31, 2003, compared to $806 in the prior year period.. This decrease was primarily due to decreases in the amount of royalty reported by two of the Company's licensees. The Company believes natural Input OEM revenues will increase in 2004 as Palm Source shipments of the older operating system are replaced with their new operating system incorporating the Company's Jot product. Despite Palm's prediction of declines in projected shipments of its products, the Company believes new agreements signed with Symbol Technologies, Inc. and VeriFone will offset any downturn in Palm unit shipments and lead to increased eSignature and natural Input OEM revenues in 2004. eSignature sales included in corporate sales increased 14%, or $120, to $981 for the twelve months ended December 31, 2003, compared to $861 in the prior year period. The increase in enterprise revenues was due to an increase in orders in 2003 compared to 2002.

     Software sales in China increased 33%, or $80, to 319 for the twelve months ended December 31, 2003, compared to $239 in the prior year period. The increase is due to the continued sales efforts focused on establishing China-wide channel partners to accelerate sales growth implemented in the second quarter of 2003.

     Systems integration Segment. System integration segment revenue declined 30%, or $303, to $712 for the twelve months ended December 31, 2003, compared to $1,015 in the prior year period. The Company believes that the SARS related health crises in China in the first half of 2003 negatively impacted system integration revenues and further hampered the implementation of its plans to expand its system integration sales efforts into other provinces in China. The decrease also reflects the need for the Joint Venture to expand sales coverage from a traditional focus on the local Nanjing and Jiangsu Province markets to other provinces within China.

Cost of Sales.

     Handwriting recognition segment. Cost of sales includes royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment decreased 67%, or $282, to $141 for the twelve months ended December 31, 2003 compared to $423 in the prior year period.

     Online/retail cost of sales decreased 93%, or $242, to $17 for the twelve months ended December 31, 2003 compared to $259 in the prior year period. The decrease was due primarily to the elimination of the direct mail campaign and related costs as a result of reductions in the number of names available and a poor sales close rate. The Company does not anticipate a material increase in costs associated with online/retail sales and has no plans to reinstate the direct mail program in the foreseeable future.

     eSignature and natural Input OEM cost of sales decreased 69%, or $66, to $30 for the twelve months ended December 31, 2003 compared to $96 in the prior year period . The decrease was due primarily to the lower volume of third party hardware sales and engineering development costs associated with sales compared to the same period last year.

     Cost of sales for eSignature software sold in China increased 38%, or $26, to $94 for the twelve months ended December 31, 2003 compared to $68 in the prior year period. The increase is due to a higher component of third party hardware included with the sales during the first half of 2003 compared to the first half of 2002. The Company anticipates that third party hardware sales associated with the software sold in China will increase in the future due to the method of selling software solutions in China.

     Systems integration segment. Cost of sales decreased 15%, or $110, to $624, for the twelve months ended December 31, 2003 compared to $734 in the prior year period. The decrease in costs was due primarily to the lower sales volumes. The cost of sales as a percentage of sales was 88% in 2003 compared to 64% in the prior year period. The Company took a one time charge of $38 to cost of goods sold for older inventory associated with the System Integration segment in the fourth quarter of 2003. The Company believes that systems integration cost of sales will remain at the higher percentage of sales as the Joint Venture expands its sales territories into other provinces where competition will become a more significant factor.

Operating expenses

     Research and Development Expenses. Research and Development expense decreased 12%, or $183, to $1,302 for the twelve months ended December 31, 2003, as compared to $1,485 in the prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense declined 13%, or $126, to $828 for the twelve months ended December 31, 2003, as compared to $954 in the prior year period, due primarily to the reduction in head count of two engineers. Outside engineering cost and expenses declined 68%, or $67, to $31 for the twelve months ended December 31, 2003, compared to $98 in the prior year period. The decline is due primarily to a reduction in the use of outside engineering services compared to the prior year. Other engineering expenses decreased 6%, or $28, to $442 for the twelve months ended December 31, 2003 as compared to $470 in the prior year period. The decrease is primarily due to lower maintenance and depreciation expense compared to the prior year periods. Engineering costs transferred to cost of sales decreased $38 due to less development contract work performed in 2003 as compared to 2002. The Company believes that the reductions in engineering head count and expenses will not have an adverse effect on its product engineering and development efforts. The Company draws on the engineering capabilities of the Joint Venture as required and, maintains a relationship with an outside engineering group familiar with its products. These two resources can be engaged on an as needed basis to fill future engineering requirements.

     Sales and Marketing Expenses. Sales and marketing expenses declined 41% or $638, to $905 for the twelve months ended December 31, 2003, compared to $1,543, in the prior year period. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses declined 46%, or $288 for the twelve months ended December 31, 2003, in the prior year period. The decline in salaries and related expense is due primarily to the actions taken in the prior year, in the face of the declining economic environment and reduced IT spending, which resulted in a reduction of three sales persons during the first three quarters of 2003 compared to the prior year. The Company continues to roll out a channel strategy for its handwriting recognition segment intended to increase the amount of market coverage by utilizing the sales force of the channel partners. The Company continues to sign new partner agreements in both the US and China. The Company believes these channel partners will produce increasing revenues in the near term. Professional services declined 89%, or $65, during the twelve months ended December 31, 2003, compared to the prior year period. The decline is primarily due to $37 in outside commission expense and $14 in salaries expense paid to an outside sales consultant during the prior year. Advertising expense decreased 100%, or $112, for the twelve months ended December 31, 2003, compared to the prior year period. This decrease is due to the discontinuance of in-the-box advertising for the Company's natural input products during 2003, as compared to the prior year period. Commission expense decreased 24%, or $34, to $100 for the twelve months ended December 31, 2003, compared to $134 in the prior year period. The decrease in commission expense is due primarily to an increase in OEM revenues which are considered house accounts and have no commission due on the revenue compared to the prior year. Other expenses including travel, general office and allocated facilities expenses declined $140 in 2003 as compared to 2002 due to reduced head count.

     General and Administrative Expenses. General and administrative expenses decreased 8%, or $205, to $2,219, for the twelve months ended December 31, 2003, compared to $2,424 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 3%, or $24, for the twelve months ended December 31, 2003, compared to the same period last year, due primarily to salary increases. Professional service expenses which include consulting, legal and outside accounting fees, decreased 21%, or $128, to $468 in the twelve months ended December 31, 2003, compared to $596 in the prior year period. The decrease was due primarily to a decrease in legal fees during the twelve months ended December 31, 2003 compared to the prior year. Other administrative expenses decreased 2%, or $18, for the twelve months ended December 31, 2003, compared to the prior year period. The decrease was due primarily to reduced spending.

     Interest Income and Other Income (Expense), Net. Interest income and other income (expense), net increased $18 to $1 income for the year ended December 31, 2003, compared to the prior year period. The increase in income was due to the refund of value added tax from 2002 received by the Joint Venture, a reduction to Minority Interest and the elimination of credit card fees as a result of outsourcing the Company's web store at the end of the first quarter of 2003.

     Interest expense. Interest expense remained constant at $205 for the years ended December 31, 2003 and 2002, respectively. Despite the decrease in the interest rates during the current year, the increase of $750 in short term debt and resultant interest expense offset the decline over the prior year.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2004 totaled $4,736, compared to cash and cash equivalents of $1,039 at December 31, 2003. This increase was primarily attributable to $2,821 provided by operations and $958 provided by financing activities. These cash inflows were offset by $82 of cash used in investing activities. The effect of exchange rate changes on cash was immaterial. The cash provided by operations was primarily due to income of $1,620, depreciation and amortization of $425, amortization of the loan discount of $142, a decrease in accounts receivable of $238, an increase in deferred revenue of $293 and $55 from the disposal of fixed assets and provision for inventory obsolescence. These inflows were offset by $100 from increases of prepaid expenses and other current assets and decreases in accounts payable, accrued compensation and other accrued liabilities. The cash used in investing activities of $82 was due to the purchase of computer equipment and third party software for internal use and to an increase the amount of capitalized software. The $958 provided by financing activities consisted primarily of $3,885 in net proceeds from the issuance of convertible debt, $36 in proceeds from the issuance of short-term debt and $53 in proceeds from the issuance of common stock due to the exercise of stock options. These cash inflows were offset by $3,008 in payments on short term debt-related party and $8 in payments on capital lease obligations.

     Accounts receivable decreased 52%, or $386, to $356, net of $404 provided for potentially uncollectable accounts, for the twelve months ended December 31, 2004 compared to $742 at December 31, 2003. The decrease is due to an $148 increase in the Company's bad debt provision and fewer sales late in the fourth quarter compared to the prior year's fourth quarter. The Company expects that the development of the eSignature market will result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

     Deferred financing cost increased 1190%, or $714, to $774 at December 31, 2004, compared to $60 at December 31, 2003. Deferred financing costs includes approximately $397 in non-cash expenses associated with the November financing (See "Financing" below). The non-cash deferred financing costs along with the cash expenses will be amortized to interest expense over 36 months or, the life of the convertible notes, whichever is shorter.

     Prepaid expenses and other current assets decreased 10%, or $12, to $105 at December 31, 2004, compared to $117 at December 31, 2003. The decrease is primarily due the timing of the billings of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

     Current liabilities, which include deferred revenue, were $1,401 at December 31, 2004, compared to $4,900 at December 31, 2003, a declined of $3,499. Payment of the Company's $3,000 note in August 2004 and conversion of the $750 note to Cornell Capital Partners LP is the primary reason for the decline. Deferred revenue was $458 at December 31, 2004, compared to $165 at December 31, 2003. The increase primarily reflects advance payments for products and maintenance fees from the Company's licensees, which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

Financing.

     In November 2004, the Company entered into a unsecured Note and Warrant Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement"), each dated as of October 28, 2004. The financing, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. ("Wainwright"), acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285, and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainewright to acquire 1,218 shares of the Company's common stock. Of the warrants issued, 870 are exercisable at $0.46 and 348 are exercisable at $0.51. The Company has ascribed the value of $421 to the Wainwright warrants which is recorded as deferred financing costs in the balance sheet at December 31, 2004. The fair value ascribed to the

Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company expects to use the proceeds of the financing for additional working capital.

     Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company's common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company's common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet at December 31, 2004. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet at December 31, 2004. The values ascribe to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and ETIF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" of the FASB's Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. As of December 31, 2004, the Company had amortized to interest expense approximately $187 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining unamortized discount on the accompanying consolidated balance sheet. If the aggregate principal amount owing under the notes is converted, the Company will issue 9,080, shares of its common stock. If the notes are not converted, all principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

     The above warrants expire on October 28, 2009. The Company may call the warrants if the Company's common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive proceeds of approximately $1,845 if all of the warrants are exercised.

     The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004, and was declared effective on January 26, 2005.

     On August 4, 2004, the Company, in connection with the equity line of credit discussed below, borrowed $3,500 from Cornell Capital Partners, LP ("Cornell"), the proceeds of which were used to extinguish short-term debt with a related party (See Note 5, to the Financial Statements "Short-term debt - Related Party Transaction"). The Cornell short-term debt was secured by shares of the Company's common stock held in escrow and accrued interest at the rate of 5% per annum on any unpaid balance remaining after the due date. The loan was scheduled to be paid in ten equal installments, with the first installment due December 6, 2004 and the last on February 7, 2005. The Company had the option to repay the note in cash or by issuing shares of the Company's common stock. The Cornell debt was repaid in full, in cash, on November 8, 2004, from proceeded generated through operations. The Company expensed $298 of financing costs associated with the $3,500 loan.

     On April 20, 2004, the Joint Venture borrowed the aggregate equivalent of $36, denominated in Chinese currency, from a Chinese bank. The proceeds of the loan are to be used for working capital purposes until the channel sales strategy is fully implemented and sales increase. The loan bears interest at 5.3% per annum and is due April 20, 2005. The borrowing did not require the Joint Venture to deposit a compensating balance. The note can be repaid at any time with out penalty. The Company expects to pay the loan in full on or before April 20, 2005 using existing cash resources.

     On December 19, 2003, the Company, in connection with the equity line of credit discussed below, borrowed $750 from Cornell. The proceeds of the loan were used for working capital purposes. The loan was secured by shares of the

Company's common stock held in escrow. The promissory note was due and payable in seven installments commencing January 19, 2004 and ending on March 1, 2004, and could be paid in cash or shares of the Company's common stock. The Company had the option to delay the commencement of the installment payments for an unlimited number of 30 day periods in exchange for payment of an amount equal to 2% of the principal amount owed on or before the beginning of the current option period. The 2% fee could be made in cash or shares of common stock. Any delay in the commencement date would result in an equal delay in the due date of the note. The Company exercised its right to delay the commencement of the installment payments by paying the 2% fee discussed above. Such fees aggregated $38 and were paid in cash and expensed. The Company repaid the $750 loan through the issuance of 1,133 shares of common stock in the quarter ending June 2004. The Company wrote off approximately $60 in unamortized deferred financing costs associated with the $750 loan against equity.

     In June 2003, the Company's Joint Venture borrowed from one of its directors, Tong Ming Sheng, approximately $24 denominated in U. S. dollars to purchase a replacement van used in the Company's operations. The note bears interest at the rate of 5% per annum and is due in June 2006.

     In July 2002, the Company negotiated a Line of Credit Agreement expiring two years from the date of an effective registration statement with Cornell ("Line of Credit") (see Note 1, to the Financial Statements "Line of Credit Agreement"). Under the terms of the Line of Credit and the registration statements, the Company could periodically issue and sell shares of its common stock for a total purchase price of $15,000, subject to the number of shares available for issuance and the purchase price of such shares. The maximum amount of each advance was stated as $1,000 in any 30-day period. The Company paid to Cornell an advance fee equal to 6.5% of the amount of each advance. The Company filed a Registration Statement on Form S-1 covering approximately 24 million shares for use under the equity line of credit. On February 13, 2003, the Form S-1 was declared effective. The Company was required to keep the registration statement effective until the earlier of when the investor had sold all of the shares acquired under the Line of Credit or the investor was able to resell the shares under Rule 144 without regard to the volume limitations set forth in that rule. The Company used the proceeds from the equity line to repay short-term debt and for working capital purposes. Pursuant to the terms of the Note and Warrant Purchase Agreement signed on October 28, 2004 discussed above, the Equity line of Credit agreement was terminated in December 2004.

     Since the inception of the Line of Credit the Company has borrowed $6,250, less a 6.5% financing fee from Cornell. As of December 31, 2004, $2,750 was repaid through the sale of the Company's common stock pursuant to the terms of the equity line of credit.

     On June 19, 2001, the Company consummated a three-year $3,000 financing (the "Loan") with a charitable remainder annuity trust of which a former director and officer of the Company is a trustee (the "Trust"). The proceeds of the Loan were used to refinance $1,500 of indebtedness outstanding to the Trust pursuant to a loan made by the Trust to the Company in October 1999, and for working capital purposes. The Loan bore interest at the rate of 2% over the prime rate publicly announced by Citibank N.A. from time to time, and was due June 18, 2004. The Company received a sixty day extension to pay the $3,000 Loan to the Trust in exchange for thirty days worth of interest ($15) calculated according to the terms of the note. The extended due date was August 18, 2004. All other provisions of the Loan remained unchanged. On August 5, 2004, the Company paid the $3,000 note due August 18, 2004, to the Trust. The funds to retire the debt were obtained from Cornell on August 4, 2004, (See Note 4 - "Short-term debt - other").

Contractual Obligations.

     The Company had the following material commitments as of December 31, 2004:

                                                Payments due by periods
 -------------------------------    --------------------------------------------
                                              Less      One to   Four to  After
                                              than      Three     five    five
 Contractual obligations             Total   One year   years     years   years
 -------------------------------    -------- --------  -------- -------- -------
 Long-term debt (1)               $  1,790        -       1,790       -       -
 Short-term debt                         8        8           -       -       -
 Operating lease commitments (2)       738      380         358       -       -
                                    -------  --------  -------- -------- -------
  Total contractual cash
   obligations                    $  2,536   $  388    $  2,148   $   -   $   -
                                    =======   =======   ======== ======  =======

1. Long-term debt is net of approximately $2,410 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2. The operating lease commenced on November 1, 2002. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

     As of December 31, 2004, the Company leased facilities in the United States and China totaling approximately 11,100 square feet. The Company's rental expense for the years ended December 31, 2004, 2003 and 2002 was approximately $443, $450, and $418, respectively. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the leased offices in the United States will be adequate for the Company's needs over the term of the lease. The Company will be reducing the amount of space leased in China as a result of the elimination of employees associated with System Integration operations.

     As of December 31, 2004, the Company's principal source of liquidity was its cash and cash equivalents of $4,736. With the exception of 2004, in each year since the Company's inception the Company has incurred losses. The Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales or if expenditures required to achieve the Company's plans are greater than expected the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects.


Risks related to our business

Operating losses may continue, which could adversely affect financial results from operations and stockholder value.

     In each year since our inception, except for the year ended December 31, 2004, we have incurred operating losses, which were significant in certain periods. For the five-year period ended December 31, 2004, those losses aggregated approximately $7,792. At December 31, 2004, our accumulated deficit was approximately $ $80,544. While we recorded a profit for the year ended December 31, 2004 there is no guarantee that we will continue to be profitable and we may incur substantial losses in the future, which could adversely affect financial results from operations and stockholder value.

We have experienced significant declines in revenues in recent periods which, if continued, could adversely affect stockholder value.

     Revenues increased 140% for the twelve months ended December 30, 2004, compared to twelve months ended December 31, 2003. However, there is no assurance that the trend in revenues and profits in 2004 will continue. If revenues decline, we will be unable to sustain profitability. We believe the declines in prior years reflected primarily the weak economy and significant slow down of information technology spending, both of which had a negative impact on our revenues. We believe that recent increases in revenues and profits similarly reflect a strengthening economy and increases in information technology spending as well as improvements in our sales and marketing efforts and cost-cutting measures that have reduced our expenses. However, we cannot predict with any degree of certainty whether the economy will continue to strengthen or whether information technology spending will continue to show signs of strengthening.

We may need additional financing and, if we are unable to get additional financing when needed, we may be required to materially change our operations, which could adversely affect our results from operations and shareholder value.


     As of December 31, 2004,our working capital was approximately $4,068. We have suffered recurring losses from operations that, in prior years, raised a substantial doubt about our ability to continue as a going concern. We cannot assure you that, even with the proceeds from the Notes, we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed, or if available, will be available on favorable terms or in amounts we require. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Our inability to raise additional funds may affect our ability to continue operations as a going concern.

     We need the funds generated from the issuance of the Notes and from operations in order to continue operations as a going concern. We believe that the funds raised from the issuance of the Notes, when combined with funds generated from operations, should be sufficient to allow us to fund our operations for the next twelve months. If all of the Warrants are exercised, we will receive approximately $2,500 in additional gross proceeds. Even with these funds, if we are unable to generate substantially greater funds from operations than we generated in 2004, we may not be able to continue operating as a going concern without significant changes to our operations. Such changes, which we cannot identify at this time, could adversely affect stockholder value.

Our competitors could develop products or technologies that could make our products or technologies non-competitive, which would adversely affect sales, financial results from operations and stockholder value.

     Although we believe that our patent portfolio provides a barrier to entry to the electronic signature verification market, there can be no assurance that we will not face significant competition in this and other aspects of our business.

     Some of our competitors, such as PenPower Group, and Palm Inc., have developed or are developing complete pen-based hardware and software systems. Others, such as Microsoft Corporation, Silanis Technology, Inc., and Advanced Recognition Technology, Inc., have focused on different elements of those systems, such as character recognition technology, pen-based operating systems and environments, and pen-based applications. Some of our competitors, including more established companies or those with greater financial or other resources, could develop products or technologies that are more effective, easier to use or less expensive than ours. This could make our products and technologies obsolete or non-competitive, which would adversely affect sales, financial results from operations and stockholder value.

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market, our financial results from operations and stockholder value.

     We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect our proprietary rights in our products and technologies. These protections may not adequately protect us for a number of reasons. First, our competitors may independently develop technologies that are substantially equivalent or superior to ours. Second, the laws of some of the countries in which our products are licensed do not protect those products and our intellectual property rights to the same extent as do the laws of the United States. Third, because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, our current and future products and technologies could be subject to infringement claims by others. Fourth, a substantial portion of our technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. We require our employees and contractors to execute written agreements that seek to protect our proprietary information. We also have a policy of requiring prospective business partners to enter into non-disclosure agreements before any of our proprietary information is revealed to them. However, the measures taken by us to protect our technology, products and other proprietary rights might not adequately protect us against improper use.

     We may be required to take legal action to protect or defend our proprietary rights. Litigation or third-party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize products. If we are required to defend against lawsuits brought by third parties, or if we sue to protect our proprietary rights, we may be required to pay substantial litigation costs, and our management and technical personnel's attention may be diverted from operating our business. If the results of any litigation is adverse to us, we may be required to expend significant resources to develop non-infringing technology or obtain licenses from third parties. If we are not successful in those efforts or if we are required to pay any substantial litigation costs, our business would be materially and adversely affected.

Fluctuations in the value of currencies could adversely affect our joint venture in the People's Republic of China and adversely affect our results from operations and shareholder value.

     We own 90% of Communication Intelligence Computer Corporation, Ltd., which is a joint venture between us and the Information Industries Bureau of Jiangsu Province, a provincial agency of the People's Republic of China. Revenues provided by the joint venture as a percentage of total sales amounted to 2%, 34% and 38% for the years ended December31, 2004, 2003 and 2002, respectively. Our investment in the joint venture is subject to fluctuations in currency values between the U.S. dollar and the Chinese currency. Our results from operations and shareholder value could be adversely affected if the Chinese currency increases in value relative to the U.S. dollar.

Longer payment cycles with respect to our joint venture could adversely affect our results from operations and shareholder value.

     Longer payment cycles with respect to our joint venture could result in lower earnings in any particular period and in lower cash flows, which could result in having to incur additional debt in order to fund operations. Either of these results could adversely affect our results from operations and shareholder value.

Increased difficulty in collecting accounts receivable of our joint venture could adversely affect our results from operations and shareholder value.

     It may become more difficult to collect accounts receivable of the joint venture in the future. Such increased difficulty could result in lower earnings to the extent accounts are deemed to be uncollectible and we have to increase our reserves. This increased difficulty also could result in lower cash flows, which could result in having to incur additional debt in order to fund operations. Additional debt may lead to increased interest expenses and lower profits, which could adversely affect shareholder value.


Complying with the laws of the People's Republic of China may become more difficult and expensive in the future, which could adversely affect our results from operations and shareholder value.


     The joint venture is subject to the laws of the People's Republic of China. Compliance with these laws may become more difficult and costly in the future. In addition, these laws may change and such change may require us to change the joint venture's operations. Any of these results could adversely affect our results from operations and shareholder value by increasing expenses and reducing revenues, thereby reducing profits.


Political and economic instability in the People's Republic of China may make doing business through the joint venture more difficult and costly, which could adversely affect our results from operations and shareholder value.


     Economic and political instability may increase in the future in the People's Republic of China. Such instability may make it more difficult to do business through the joint venture and may make it more expensive to do so. In addition, in extreme cases, the joint venture may be nationalized by the government, which could cause us to write off the value of the joint venture and eliminate revenues generated by the joint venture. Any of these results could result in onetime charges or increased expenses as well as lower revenues, which could adversely affect our results of operations and harm shareholder value.

A  significant  portion  of our  sales  are  derived  from a  limited  number of
customers,   and  results  from  operations  could  be  adversely  affected  and shareholder value harmed if we lost any of these customers.

     Our revenues historically have been derived from a limited number of customers. Therefore, the success of our business depends on our ability to obtain customers and maintain satisfactory relationships with them in the future. We may not be able to continue to maintain satisfactory relationships with our customers in the future. Our top customer accounted for 46% and 19% of revenues in the twelve months ended December 31, 2004 and December 31, 2003, respectively. The loss of any significant customer or other revenue source would have a material adverse effect on our revenues and profitability.


Risks Related to our Capital Structure


The market price of our stock can be volatile, which could result in losses for investors.

     Our common stock is listed on the OTC. Stock prices of technology companies in recent years have experienced significant volatility, including price fluctuations that are unrelated or not proportional to the operating performance of these companies. Volatility on the OTC is typically higher than the volatility of stocks traded on Nasdaq or the exchanges. The market price of our common stock has been and could be subject to significant fluctuations as a result of variations in our operating results, announcements of technological innovations or new products by us or our competitors, announcements of new strategic relationships by us or our competitors, general conditions in the technology industry or market conditions unrelated to our business and operating results.

Statutory provisions and provisions in our charter may delay or frustrate transactions that may be beneficial to our stockholders.

     Certain provisions of the Delaware General Corporation Act and our charter may delay or prevent a merger, tender offer or proxy contest that is not approved by our Board of Directors, even if such events may be beneficial to the interests of stockholders. For example, our Board, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance. In addition, the Delaware General Corporation Law contains provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of us. See "Description and Price Range of Common Stock--Anti-Takeover Provisions."

Resale by the holder of the Notes and Warrants could adversely affect the market price of our stock.

     The holders of the Notes and Warrants may immediately sell the shares issued upon conversion and exercise of the Notes and Warrants. In light of our historically low trading volume, such sales may adversely affect the price of the shares of our stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2004.

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

Item 8. Consolidated Financial Statements and Supplementary Data

     The Company's audited consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 begin on page F-1 of this Annual Report on Form 10-K, and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

Item 9A. Controls and Procedures

Disclosure Controls

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

     The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Internal Controls and Procedures

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

        The following table sets forth certain information concerning the
Directors:

                               Year First Elected
Name                                     Age                  or Appointed

Guido D. DiGregorio.........             66                       1997
Michael Farese (1), (2), (3), (4)        57                       2002
Louis P. Panetta (1), (2), (3), (4)      55                       2000
C. B. Sung (1), (2), (3), (4)            79                       1986
David E. Welch (1), (4).....             57                       2004

1.      Member of the Audit Committee
2.      Member of the Finance Committee
3.      Member of the Compensation Committee
4.      Member of the Nominating Committee

     The business experience of each of the directors for at least the past five years includes the following:

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

     Mike Farese was elected a director of the Company in February 2002. Mr. Farese has over thirty years of broad based telecommunications industry experience including an extensive background in cellular and wireless subscriber equipment. He has been the President & CEO of WJ Communications, a Silicon Valley-based manufacturer of innovative broadband communications products for current and next generation wireless communications networks from March 2002 to present. Prior to joining WJ Communications, Mr. Farese was President & CEO, Tropian Inc. from 1999 to 2002. Prior to that he held numerous senior management positions including Vice President & General Manager-Global Personal Networks, Motorola, Vice President & General Manager-American Business Group, Ericsson, Vice President, Product Planning & Strategy, Nokia, Executive Director-Business Systems, ITT and Division Manger-Networks Business Systems, AT&T.

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

     David E. Welch was elected a director in March 2004 and serves as the financial expert on the Audit Committee. Mr. Welch is the principal of David E. Welch Consulting, a financial consulting firm, from July 2002 to present. Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002. Mr. Welch has held positions as Director of Management Information Systems and Chief information Officer with Micromedex, Inc and Language Management International from 1995 through 1998. Mr. Welch is a member of the Board of Directors of Advanced Neutraceuticals, Inc., and AspenBio, Inc. Mr. Welch is a licensed Certified Public Accountant in the state of Colorado.

EXECUTIVE OFFICERS

     The following table sets forth the name and age of each executive officer of the Company, and all positions and offices of the Company presently held by each of them.


     Name                      Age       Positions Currently Held

    Guido D. DiGregorio         66        Chairman of the Board,
                                          Chief Executive Officer and President,
    Francis V. Dane             53        Chief Legal Officer,
                                          Secretary and Chief Financial Officer

     The business experience of each of the executive officers for at least the past five years includes the following:

     Guido D. DiGregorio - see above.

     Francis V. Dane was appointed the Company's Secretary in February of 2002, its Chief Financial Officer in October 2001, its Human Resources Executive in September 1998 and he assumed the position of Chief Legal Officer in December of 1997. From 1991 to 1997 he served as a Vice President and Secretary of the Company, and from 1988 to 1992 as its Chief Financial Officer and Treasurer. Since July of 2000, Mr. Dane has also been the Secretary and Treasurer of Genyous, Inc. a biotechnology venture capital and incubation company. From October 2000 to April 2004, Mr. Dane served as a director of Perceptronix Medical, Inc. and SpetraVu Medial Inc., two companies focused on developing improved methods for the early detection of cancer. From October 2000 to June 2003. Mr. Dane was a director of CPC Cancer Prevention Centers Inc., a company that is developing a comprehensive cancer prevention program based upon the detection of early stage, non-invasive cancer. Prior to this Mr. Dane spent over a decade with PricewaterhouseCoopers, his last position was that of Senior Manager, Entrepreneurial Services Division. Mr. Dane is a member of the State Bar of California and has earned a CPA certificate from the states of Connecticut and California.

                       CODE OF BUSINESS CONDUCT AND ETHICS

     We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer and our principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is posted on the Company's web site, at www.cic.com.

Item 11. Executive Compensation

     The following table sets forth compensation awarded to, earned by or paid to the Company's President, regardless of the amount of compensation, and each executive officer of the Company serving as of December 31, 2004 whose total annual salary and bonus for 2004 exceeded $100,000 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                    Long-Term
                                           Annual Compensation     Compensation
                                                                    Securities
                                                      Other Annual  Underlying
Name and Principal Position      Year       Salary    Compensation    Options
---------------------------      ----       ------    ------------    -------
Guido DiGregorio...............  2004     $ 259,371(1)        -            -
   Chairman, President           2003     $ 206,250(1)        -            -
   and Chief Executive Officer   2002     $ 213,500(1)        -       250,000

Francis V. Dane................  2004     $ 138,125           -       100,000
   Chief Legal Officer,          2003       128,500           -       100,000
   Secretary and                 2002     $ 110,083           -       100,000
   Chief Financial Officer

-----------

(1) Mr. DiGregorio's salary was increased in February 2002 to $250,000. Mr. DiGregorio has deferred approximately $70,000 in salary payments to ease cash flow requirements. Mr. DiGregorio may resume payment of his full salary at any time, and payment of deferred amounts may be demanded by Mr. DiGregorio at any time after December 31, 2002 and 2003, respectively. Mr. DiGregorio was paid his deferred salary from 2002 and 2003 of approximately $64, and $70 in January 2003 and 2004, respectively.

                             Option Grants in 2004

     On November 11, 2004, Mr. Dane was granted options to purchase 100,000 shares of the Company's common stock, at an exercise price of $0.55 per share. The options granted vest pro rata quarterly over three years.

          Aggregate Option Exercises in 2003 and Year-End Option Values

     The following table sets forth certain information concerning the Named Executive Officers with respect to the exercise of options in 2004, the number of shares covered by exercisable and unexercisable stock options at December 31, 2004 and the aggregate value of exercisable and unexercisable "in-the-money" options at December 31, 2004.
                                                                    Value of
                                           Number of Securities    Unexercised
                                                Underlying         In-The-Money
                                                Unexercised          Options
                                             Options at Fiscal      at Fiscal
                  Shares                         Year-End           Year-End(1)
                 Acquired                      Exercisable(E)/   Exercisable(E)/
                    On          Value         Unexercisable(U)  Unexercisable(U)
Name             Exercise      Realized

Guido DiGregorio..    -        $ -             1,950,000(E)      $      - (E)(1)

Francis V. Dane...    -        $ -               309,852(E)      $ 19,114 (E)(1)
                                                 134,091(U)         9,886 (U)(1)
-----------
(1) The value of unexercised in-the-money options was determined by using the difference between the closing sale price of the common stock on the Nasdaq Over the Counter Market as of December 31, 2004 ($0.62) and the exercise price of such options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.
                                                            Common Stock
                                                    ----------------------------
           Name of Beneficial Owner                     Number        Percent
                                                      of Shares      of Class

          Guido DiGregorio (1)......................   1,950,000        1.91%
          C. B. Sung (2)............................   1,762,610        1.72%
          Louis P. Panetta (3)......................     178,125         *
          Michael Farese (4)........................     125,000         *
          Welch, Davie E. (5).......................      50,000         *
          Francis V. Dane (6).......................     325,040         *
          All directors and executive officers
           as a group (6 persons)...................   4,390,775        4.29%
-----------
*        Less than 1%.

(1) Represents 1,950,000 shares, issuable upon the exercise of stock options exercisable within 60 days of December 31, 2004. The business address of Mr. DiGregorio is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065. See "Executive Compensation; Option Grants in 2002."

(2) Includes (a) 1,568,051 shares held by the Sung Family Trust, of which Mr. Sung is a trustee, (b) 3,369 shares held by the Sung-Kwok Foundation, of which Mr. Sung is the Chairman, and (c) 191,190 shares of common stock issuable upon the exercise of stock options , exercisable within 60 days of December 31, 2004. Mr. Sung may be deemed to beneficially own the shares held by the Sung Family Trust and the Sung-Kwok Foundation. The business address of Mr. Sung is, UNISON Group, 1001 Bayhill Dr., 2nd Floor, San Bruno, California 94066. See "Certain Relationships and Related Transactions."

(3) Represents 178,125 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2004. Mr. Panetta's business address is 827 Via Mirada, Monterey, California 93940. See "Certain Relationships and Related Transactions."

(4) Represents 125,000 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 2004. The business address of Mr. Farese is 401 River Oaks Parkway, San Jose, CA 95134. See "Certain Relationships and Related Transactions."

(5) Represents 50,000 shares issuable upon the exercise of stock options exercisable with in 60 days of December 31, 2004. The business address of Mr. Welch is 1729 East Otero Avenue, Littleton, CO 80122. See "Certain Relationships and Related Transactions."

(6) Represents (a) 212 shares held by Mr. Dane and (b) 325,040 shares issuable upon the exercise of stock options exercisable within 60 days of December 31, 2004. The business address of Mr. Dane is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065. See "Executive Compensation; Option Grants in 2002."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2004 all
Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

Item 13. Certain Relationships and Related Transactions

Director Compensation

     For their services as directors of the Company, all non-employee directors receive a fee of $1 for each Board of Directors meeting attended and all directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending such meetings. Directors are also eligible to receive stock options. In March 2004, Mr. Welch was granted immediately exercisable non-qualified options to purchase 50,000 share upon his appointment to the board at an exercise price of $0.76, which options expire on March 11, 2011. In June 2004, Michael Farese, Louis Panetta and C. B. Sung were each granted immediately exercisable non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.54, which options expire on June 21, 2011. The Company retains a declining balance repurchase option on the shares underlying these options for one year from the date of grant.

     In June 2003, the Company's Joint Venture borrowed from one of its directors approximately $24 denominated in U. S. dollars to purchase a replacement van used in the Company's operations. The note bears interest at the rate of 5% per annum and is due in June 2006.

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

     The  aggregate  fees  billed  for   professional   services  by  Stonefield
Josephson, Inc. in 2004 were $294, and in 2003 were $321, for the following services:

     Audit Fees: Stonefield Josephson, Inc.'s fees in connection with its quarterly reviews and year end audits for 2004 were $245, and were approximately $214, in 2003, which represented approximately 83% and 66% of the aggregate fees billed by Stonefield Josephson, Inc. in 2004 and 2003, respectively.

     Audit-Related Fees. Stonefield Josephson, Inc. did not bill the Company for any assurance and related work in fiscal year 2004 or 2003.

     Tax Fees. Stonefield Josephson, Inc fees in connection with the 2003 federal and state tax returns, which were billed in 2004, were approximately $5,900, or 2% of the aggregate fees billed for professional services by
Stonefield Josephson, Inc. in 2004. Stonefield Josephson, Inc. fees in connection with the 2002 federal and state tax returns, which were billed in 2003, were approximately $3, or 1% of the aggregate fees billed for professional services by Stonefield Josephson, Inc. in 2003.

     Financial Information Systems Design and Implementation Fees: There were no fees incurred in fiscal year 2004 or 2003 for financial information systems design and implementation services.

     All other Fees: Stonefield Josephson, Inc's fees for all other services provided in 2004 totaled approximately $43, or 15% of the aggregate fees billed by Stonefield Josephson, Inc. in 2004 and related primarily to preparation of the company's 2004 proxy and a Registration statement on Form S-1. Stonefield Josephson, Inc's fees for all other services provided in 2003 totaled approximately $105, or 33% of the aggregate fees billed by Stonefield Josephson, Inc. in 2003 and related primarily to a Registration statement on Form S-1.

     Pre-Approval Policies. It is the policy of the Company not to enter into any agreement for Stonefield Josephson, Inc. to provide any non-audit services unless (a) the agreement is approved in advance by the Audit Committee or (b)
(i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount we pay to Stonefield Josephson, Inc. during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (x) the procedures and policies are detailed in advance as to such services, (y) the Audit Committee is informed of such services prior to commencement and (z) such policies and procedures do not constitute delegation of the Audit Committee's responsibilities to management under the Securities Exchange Act of 1934, as amended.

     The Audit Committee has considered whether the provision of non-audit services has impaired the independence of Stonefield Josephson, Inc. and has concluded that Stonefield Josephson, Inc. is independent under applicable SEC and Nasdaq rules and regulations.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                          Index to Financial Statements

                                                                           Page
   (a)(1) Financial Statements
          Report of Stonefield Josephson, Inc., Independent Registered
          Public Accounting Firm.......................................     F-1
          Consolidated Balance Sheets at December 31, 2004 and 2003....     F-2
          Consolidated Statements of Operations for the years
          ended December 31, 2004, 2003, and 2002......................     F-3
          Consolidated Statements of Changes in Stockholders'
          Equity for the years ended December 31, 2004, 2003 and 2002.. F-4 Consolidated Statements of Cash Flows for the years
          ended December 31, 2004, 2003 and 2002.......................     F-5
          Notes to Consolidated Financial Statements...................     F-6
   (a)(2) Financial Statement Schedule
          Schedule II Valuation and Qualifying Accounts and Reserves...     S-1

(b)              Reports on Form 8-K

1. Current Report on Form 8-K, Items 7, 9 and 12, dated October 27, 2004, with respect to the Company's Third quarter 2004 financial results.

2. Current Report on Form 8-K, Items 1, 2 and 3, dated November 3, 2004, with respect to the Company's announcement of entering into a note and warrant purchase agreement with Wainewright, Inc.

3. Current Report on Form 8-K, Items 7, and 9, dated November 9, 2004, with respect to the Company's payment of its $3.5 million note to Cornell Capital Partners LC.

4. Current Report on Form 8-K, Items 7, 8 and 9, dated November 24, 2004, with respect to the Company's Settlement Agreement with Topaz Systems, Inc.

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

          3.3 By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
          4.1 1984 Stock Option Plan of the Company, as amended and restated as of October 15, 1987 and as amended by resolutions of the stockholders of the Company passed on August 15, 1989 and October 8, 1990 to increase the aggregate shares covered thereby to 1,000,000, incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
          4.2 Form of Stock Option Grant under 1984 Stock Option Plan, incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
          4.3 1991 Stock Option Plan of the Company, incorporated herein by reference to Exhibit 4.5 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.4 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.6 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.5 Form of Incentive Stock Option Grant under 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.7 of the Company's
              Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.6 Form of Non-Qualified Stock Option Grant under 1991 Stock Option
              Plan, incorporated herein by reference to Exhibit 4.8 of the
              Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.7 Form of Stock Option Grant under 1991 Non-Discretionary Stock Option Plan, incorporated herein by reference to Exhibit 4.9 of the Company's Form S-1 dated December 23, 1991 (Registration No. 33-43879).
          4.8 1994 Stock Option Plan, incorporated herein by reference to Exhibit G of the Company's Second Amended Disclosure Statement filed on Form 8-K dated October 19, 1994 and approved by shareholders on November 14, 1994.
          4.9 Form of Warrant of the Company dated March 28, 1997 issued in connection with the Waiver by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit
              4.9 of the Company's 1996 Form 10-K (File No. 0-19301).
         4.10 1999 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement filed on May 4, 1999 and approved by shareholders on June 7, 1999.
              .
         4.11 Form of Convertible Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to
              Exhibit 10.3 to the Company's Form 8-K dated November 3, 2004.
         4.12 Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated November 3, 2004.
        +10.1 Licensing and Development Agreement for Use and Marketing of
              Program Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)
         10.2 Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to Exhibit 10.13 of the Company's 1994 Form 10-K (File No. 0-19301)
         10.3 Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
         10.4 Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
         10.5 Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
         10.6 Form of Registration Rights Agreement between the Company and Libra Investments, Inc., dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.

         10.7 Form of Subscription Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated June 27, 1996.
         10.8 Form of Registration Rights Agreement between the Company and various investors, dated June 13, 1996, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated June 27, 1996.
         10.9 Form of Preferred Stock Investment Agreement, dated as of December 31, 1996, between the Company and the investors listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated December 31, 1996.
        10.10 Form of Registration Rights Agreement between the Company and the Investors Listed on Schedule 1 thereto, incorporated herein by reference to Exhibit 2 of the Company's Form 8-K dated December 31, 1996.
        10.11 Form of Certificate of Designation of the Company with respect to the 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 3 of the Company's Form 8-K dated December 31, 1996.
        10.12 Waiver, dated March 26, 1997, effective December 31, 1996, by and among the Company and the signatories thereto, incorporated herein by reference to Exhibit 10.19 of the Company's 1996 Form 10-K (File No. 0-19301).
        10.13 Form of Subscription Agreement between the Company and each subscriber, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 3, 1997.
        10.14 Certificate of Designations of the Company with respect to the Series B 5% Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 13, 1997.
        10.15 Form of Registration Rights Agreement, by and among the Company and the signatories thereto, dated as of November 25, 1997, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 13, 1997.
        10.16 Amendment to the Company's Certificate of Designation with respect to the 5% Cumulative Convertible Preferred Stock dated June 12, 1998, incorporated herein by reference to Exhibit 10.23 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.17 Amendment to the Company's Amended and Restated Certificate of Incorporation dated June 12, 1998 incorporated herein by reference to Exhibit 10.24 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.18 Employment Agreement dated August 14, 1998 between James Dao and the Company incorporated herein by reference to Exhibit 10.25 of the Company's 1998 Form 10-K (File No. 0-19301).
      ++10.19 Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).
        10.20 Loan and Warrant Agreement dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
        10.21 Asset Purchase Agreement between the Company and PenOp Ltd and PenOp Inc. incorporated herein by reference to the Company's Form 8-K dated October 6, 2000.
        10.22 Loan  Agreement  dated June 19, 2001  between the Company and the
              Philip S.Sassower 1996 Charitable Remainder Annuity Trust.
        10.23 Equity Line of Credit Agreement between the Company and Cornell
              Capital Partners, LP, incorporated by reference to the Company's Registration Statement on Form S1 dated February 13, 2003 (File No. 333-103157)
        10.24 Form of Note and Warrant Purchase Agreement dated October 28, 2004, among Communication Intelligence Corporation and the Purchasers identified there in, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated November 3, 2004.
        10.25 Form of Registration Rights Agreement dated October 28, 2004, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit
              10.2 to the Company's Form 8-K dated November 3, 2004.

        14.00 Code of Ethics -Incorporated by reference to the registrant's Annual Report on Form 10-K (fileno. 0-19301) filed with the Commission on March 30, 2004.
         21.1 Schedule of Subsidiaries.
         23.1 Consent of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm.
         31.1 Certification of Company's Chief Executive Officer pursuant to
              Section 302 of the
              Sarbanes-Oxley Act of 2002
         31.2 Certificate of Company's Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley
              Act of 2002
         32.1 Certification of Chief Executive Officer pursuant to 18 USC
              Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Chief Financial Officer pursuant to 18 USC
              Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 28, 2005.

                        COMMUNICATION INTELLIGENCE CORP.
                         By:
                                   /s/ Francis V. Dane
                                       Francis V. Dane
                       (Principal Financial Officer and Officer Duly Authorized
                                 to Sign on Behalf of the Registrant)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 28, 2005.

Signature                                       Title


 /s/ Guido DiGregorio           Chairman, President and Chief Executive Officer
 ------------------------       (Principal Executive Officer)
     Guido DiGregorio

 /s/ Francis V. Dane            Chief Legal Officer and Chief Financial Officer
 ------------------------       (Principal Financial and Accounting Officer)
     Francis V. Dane

 /s/ Michael Farese             Director
 ------------------------
     Michael Farese

 /s/ Louis P. Panetta           Director
 ------------------------
     Louis P. Panetta

 /s/ Chien Bor Sung             Director
 ------------------------
     Chien Bor Sung

 /s/ David Welch                Director
 ------------------------
     David Welch

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California


We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary ("the Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 2004, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2004, and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant recurring operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



STONEFIELD JOSEPHSON, INC.
San Francisco, California
February 11, 2005, except for Note 14, as to which the date is March 3, 2005

                     Communication Intelligence Corporation
                           Consolidated Balance Sheets
                    (In thousands, except par value amounts)

                                                            December 31,
                                                  ------------------------------
                                                       2004              2003
Assets
Current assets:
  Cash and cash equivalents....................... $    4,736        $    1,039
  Accounts receivable, net of allowances
  of $404 and $256 at December 31, 2004
  and 2003, respectively..........................        356               742
  Inventories.....................................          -                47
  Deferred financing costs - current portion......        272                60
  Prepaid expenses and other current assets.......        105               117
                                                  -------------    -------------
        Total current assets......................      5,469             2,005

Property and equipment, net.......................        123               138
Patents...........................................      4,663             5,042
Capitalized software development costs............         32                 -
Deferred financing costs - long-term..............        502                 -
Other assets......................................         30                30
                                                  -------------    -------------

        Total assets.............................. $   10,819        $    7,215
                                                  =============    =============


Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debt - related party................. $        8        $    3,008
  Short-term debt - other.........................         36               750
  Accounts payable................................        241               243
  Accrued compensation............................        258               259
  Other accrued liabilities.......................        400               475
  Deferred revenue................................        458               165
                                                  -------------    -------------
        Total current liabilities.................      1,401             4,900

Long-term debt - related party....................          5                13

Convertible notes, net of unamortized fair
 value assigned to beneficial
 conversion feature and warrants of $2,410........      1,785                 -

Minority interest.................................         97               115


Commitments and contingencies                               -                 -

Stockholders' equity:
  Common stock, $.01 par value; 125,000 shares
   authorized; 101,412 and 100,102
   shares issued and outstanding at December
   31, 2004 and 2003, respectively.................     1,014             1,001
  Additional paid-in capital.......................    87,231            83,528
  Accumulated deficit..............................   (80,544)          (82,164)
  Accumulated other comprehensive loss.............      (170)             (178)
                                                   ------------    -------------

Total stockholders' equity.........................     7,531             2,187
                                                   ------------    -------------

   Total liabilities and stockholders' equity......$   10,819        $    7,215
                                                   ============    =============




                 The accompanying notes form an integral part of
                     these Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                  Years ended December 31,
                                        ----------------------------------------
                                             2004           2003          2002
                                        ----------------------------------------

Revenues:
  Online..............................  $      130     $      300    $      351
  Corporate...........................       6,997          1,703          1667
  China...............................         157          1,031          1254
                                        -----------    -----------   -----------
                                             7,284          3,034         3,272
                                        -----------    -----------   -----------
Operating costs and expenses:
   Cost of sales:
     Online...........................           -             17           259
     Corporate........................          20             30            96
     China............................          33            718           802
   Research and development...........       1,187          1,302         1,485
   Sales and marketing................       1,306            905         1,543
   General and administrative.........       2,483          2,219         2,424
                                        -----------    -----------   -----------

                                             5,029          5,191         6,609
                                        -----------    -----------   -----------

Income (loss) from operations.........       2,255         (2,157)       (3,337)

Interest income and other income
 (expense), net.......................          47              1           (17)
Interest expense......................        (701)          (205)         (205)
Minority interest.....................          19             16            (2)
                                       ------------    -----------   -----------


Net income (loss).....................  $    1,620     $   (2,345)   $   (3,561)
                                       ============    ===========   ===========

Basic and diluted income
 (loss) per share.....................  $     0.02     $    (0.02)   $    (0.04)
                                       ============    ===========   ===========


Basic weighted average shares.........    100,909         97,436        91,298
                                       ============    ===========   ===========


Diluted weighted average shares.......    107,572         97,436        91,298
                                       ============    ===========   ===========

                 The accompanying notes form an integral part of
                     these Consolidated Financial Statements

                     Communication Intelligence Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                                                                           Accumulated
                                                                Additional                    Other
                                        Common       Common      Paid-In    Accumulated   Comprehensive
                                        Shares       Stock       Capital      Deficit         Loss          Total
                                     ---------------------------------------------------------------------------------
Balances as of December 31, 2001..
                                         90,911      $   909     $ 81,605     $(76,258)    $     (196)     $  6,060
                                     ---------------------------------------------------------------------------------
Exercise of options for 570 shares
  of Common Stock.................          570     $      6     $    420     $            $               $    426
Comprehensive income (loss):
     Net (loss)...................                                              (3,561)                      (3,561)
     Foreign currency translation
     adjustment...................                                                                  9             9
                                                                                                         -------------
Total comprehensive income (loss).
                                                                                                             (3,552)
                                     --------------------------------------------------------------------=============
Balances as of December 31, 2002..
                                         91,481     $    915     $ 82,025     $(79,819)    $     (187)     $  2,934
                                     ---------------------------------------------------------------------------------
Sale of Common 8,621 shares through Cornell Capital net of expenses.
                                          8,621     $     86     $  1,503     $            $               $  1,589
Comprehensive income (loss):
     Net (loss)...................                                              (2,345)                      (2,345)
     Foreign currency translation
     adjustment...................                                                                  9             9
                                                                                                         -------------
Total comprehensive income (loss).
                                                                                                             (2,336)
                                     --------------------------------------------------------------------=============
Balances as of December 31, 2003..
                                        100,102     $  1,001     $ 83,528     $(82,164)    $     (178)     $  2,187
                                     ---------------------------------------------------------------------------------
Sale of  shares of Common stock
  through Cornell Capital net of
  expenses........................        1,133     $     11     $    680     $            $               $    691
Exercise of options for  shares of
  common stock....................          177            2           51                                        53
Fair value of warrants issued to
 the agent in connection with
 convertible notes................                                    421                                       421
Fair value of warrants issued to
 the investors in connection with
 convertible notes................                                    982                                       982
Fair value of beneficial conversion
 feature associated with the
 convertible notes................                                  1,569                                     1,569
Comprehensive income (loss):
     Net income...................                                               1,620                        1,620
     Foreign currency translation
     adjustment...................                                                                  8             8
                                                                                                         -------------
Total comprehensive income........                                                                            1,628
                                     --------------------------------------------------------------------=============
Balances as of December 31, 2004..
                                       101,412      $  1,014     $ 87,231     $(80,544)    $     (170)     $  7,531
                                     =================================================================================

                 The accompanying notes form an integral part of
                     these Consolidated Financial Statements

                     Communication Intelligence Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                    Years ended December 31,
                                              ----------------------------------
                                                  2004       2003        2002
                                              ----------------------------------

Cash flows from operating activities
Net income (loss)..............................$  1,620   $ (2,345)  $  (3,561)
Adjustments to reconcile net income (loss)
 to net cash provided by(used in) operating
 activities:
  Depreciation and amortization................     425        456         467
  Discount on long term debt...................     142          -           -
  Loss on disposal of property and equipment...       8          8           6
  Provision for inventory obsolescence.........       -         38           -
  Provision for doubtful accounts..............     148         13         129
  Changes in operating assets and liabilities
    Accounts receivable,.......................     238       (278)        437
    Inventories................................      47         28          16
    Prepaid expenses and other current assets...    (12)        67        (105)
    Other assets................................      -         13         156
    Accounts payable............................     (2)        83         (46)
    Accrued compensation........................     (1)         9          42
    Other accrued liabilities...................    (85)       (87)        295
    Deferred revenue............................    293          -          77
                                               ----------   --------   ---------
Net cash provided by (used in)
 operating activities..........................   2,821     (1,995)     (2,087)
                                               ----------   --------   ---------


Cash flows from investing activities
Acquisition of property and equipment..........    (37)        (30)        (30)
Capitalization of software development costs...    (45)          -           -
                                               ----------   --------   ---------
Net cash used in investing activities..........    (82)        (30)        (30)
                                               ----------   --------   ---------


Cash flows from financing activities
Proceeds from issuance of short-term debt......     36         750           -
Proceeds from issuance of long-term debt
 - related party...............................      -          24           -
Proceeds from issuance of convertible
 notes, net....................................  3,885           -           -
Principal payments on short-term debt.......... (3,008)          -        (181)
Principal payments on long-term debt -
 related party.................................      -          (3)          -
Principal payments on capital lease
 obligations...................................     (8)         (7)         (5)
Proceeds from issuance of common stock.........      -       2,000           -
Offering costs.................................      -        (411)          -
Proceeds from exercise of stock options........     53           -         426
                                               ---------   ---------   ---------
Net cash provided by financing activities......    958       2,353         240
                                               ---------   ---------   ---------


Net increase (decrease) in cash
 and cash equivalents..........................  3,697         328      (1,877)
Cash and cash equivalents at beginning
 of year.......................................  1,039         711       2,588
                                               ---------   ---------   ---------


Cash and cash equivalents at end of year.......$ 4,736     $ 1,039     $   711
                                               =========   =========   =========


                 The accompanying notes form an integral part of
                     these Consolidated Financial Statements

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company

     Communication Intelligence Corporation and its joint venture (the "Company" or "CIC") develops and markets natural input and biometric electronic signature solutions aimed at the emerging markets such as, e-commerce, wireless Internet/information devices, and corporate security. These markets include all areas of personal computing, as well as electronic commerce and communications.

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

Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2004, the Company's accumulated deficit was approximately $80,544. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

     In November 2004, the Company consummated a financing in the form of convertible notes aggregating $3,885, net of expenses (See Note 6). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, and include the accounts of CIC and its 90% owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated. All amounts shown in the accompanying consolidated financial statements are in thousands of dollars except per share amounts.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue recognition, allowance for doubtful accounts, long lived assets impairment, inventory, fair value of financial instruments, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt and long-term debt approximate fair value due to their relatively short maturities.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

        The Company's cash and cash equivalents, at December 31, consisted of the following:

                                                      2004        2003
                                                  ----------- ------------

Cash in bank..................................    $  1,734    $    110
Money market funds............................       3,002         929
                                                  ----------- ------------


  Cash and cash equivalents...................    $  4,736    $  1,039
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

     At December 31, 2004, the Joint Venture had approximately $132 in cash accounts held by a financial institution in the People's Republic of China. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

     To date, accounts receivable have been derived principally from revenues earned from end users, manufacturers, retailers and distributors of computer products in North America, Europe and the Pacific Rim. The Company performs periodic credit evaluations of its customers, and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

     The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company's historical experience, the Company's estimates of recoverability of amounts due it could be affected and the Company will adjust the allowance accordingly (See
Schedule II).

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Inventories

     Inventories are stated at the lower of cost or market, cost being determined using the first-in first-out ("FIFO") method. Cost principally includes direct materials. At December 31, 2004 and 2003, the Company recorded a provision of $8 and $38, respectively, to System Integration Cost of Sales for obsolete inventory. At December 31, 2004 and 2003, inventories consisted primarily of finished goods.

Deferred Financing Costs

     Deferred financing costs are stated at fair value and include costs paid in cash, such as professional fees and commissions, and warrant costs . The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0% (See Note 6). The costs are amortized to interest expense over the life of the convertible notes or upon earlier conversion using the effective interest method. The costs amortized to interest expense amounted to $46, $0, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated amortization amounted to $46 and $0 at December 31, 2004 and 2003, respectively Amortization expense expected for the years ending December 31, 2005, 2006, and 2007 is $272, $273 and $229, respectively.

Property and Equipment, Net

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization expense was $31, $63, and $75 for the years ended December 31, 2004, 2003 and 2002, respectively. The Chinese Joint Venture disposed of certain assets at cost of $34, $76 and $36 in 2004, 2003 and 2002, respectively.

     Property and equipment, net at December 31, consists of the following:

                                                       2004         2003
                                                  ------------ ------------

Machinery and equipment.........................      $1,283       $1,247
Office furniture and fixtures...................         432          432
Leasehold improvements..........................          84           84
Purchased software..............................         218          218
                                                  ------------ ------------
                                                       2,017        1,981
Less accumulated depreciation and amortization..      (1,894)      (1,843)
                                                  ------------ ------------
                                                     $   123      $   138
                                                  ============ ============


     Included in property and equipment, as of December 31, 2004 and 2003, are $82 and $82, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $61 and $52 at December 31, 2004 and 2003, respectively.

Patents

     On October 6, 2000, the Company acquired certain assets of PenOp Limited ("PenOp") and its subsidiary PenOp Inc. pursuant to an asset purchase agreement dated as of September 29, 2000. Patents are stated at cost less accumulated amortization which in Management's opinion represents fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $379, $379 and $378 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

o Patent numbers 5933514, 6212295, 6381344, and 6487310 involve methods and processes related to handwriting recognition developed by the Company over the years. Legal fees associated with these patents was immaterial and expensed as the fees were incurred.

     Patents, net at December 31, consists of the following:

                            Expiration     Life         2004         2003
                             --------     ----     ------------ ------------

Patent (Various)..........   Various         5       $       9    $       9
Patent (Various)..........   Various         7             476          476
5544255...................    2013          13              93           93
5647017...................    2014          14             187          187
5818955...................    2015          15             373          373
6064751...................    2017          17           1,213        1,213
6091835...................    2017          17           4,394        4,394
                                                    ------------ ------------
                                                         6,745        6,745
Less accumulated amortization..                         (2,082)      (1,703)
                                                    ------------ ------------
                                                     $   4,663    $   5,042
                                                    ============ ============
     Amortization  expense for the years ending December 31, 2005,  2006,  2007,
2008,  and  2009  are  estimated  to  be  $379,   $379,  $379,  $379  and  $379,
respectively. The patents identified, as "various" are technically narrow or dated patents that the Company believes the expiration of which will not be material to its operations.

     The useful lives assigned to the patents are based upon the following assumptions and conclusions:

o The estimated cash flow from products based upon each patent are expected to exceed the value assigned to each patent;

o There are no legal, regulatory or contractual provisions known to the Company that limit the useful life of each patent to less than the assigned useful life;

o No additional material costs need to be incurred or modifications made in order for the Company to continue to be able to realize the protection afforded by the patents; and

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

     The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents; the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in Item 7 of this Form 10-K. The Company believes that as of December 31, 2004 and 2003, no impairment of the carrying values of the patents existed.

Long-Lived Assets

     The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the three years ended December 31, 2004.

Software Development Costs

     Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. At December 31, 2004 the Company had capitalized approximately $45 of software development costs. As of December 31, 2003, and 2002, such costs were insignificant. Amortization of capitalized software development costs for the years ended December 31, 2004, 2003 and 2002 was $13, $14 and $14, respectively.

Other Current Liabilities

     The Company records liabilities based on reasonable estimates for expenses, or payables that are known but actual amounts must be estimated such as deposits, taxes, rents and services. The estimates are for current liabilities that should extinguished within one year.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Current Liabilities (continued)


     The Company had the following accrued liabilities at December 31:

                                                   2004               2003
                                              --------------    ----------------

  Accrued professional services                  $      154        $        164
  Refundable deposits                                   115                 115
  Other                                                 131                 196
                                              --------------    ----------------
   Total                                         $      400        $        475
                                              ==============    ================

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

Revenue Recognition

     Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended, Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, "Accounting for Revenue Arrangements with Multiple Elements", of the FASB's Emerging Issues Task Force. The Company recognizes revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period which-ever is longer.

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

Major Customers

     Handwriting Recognition Segment. Historically, the Company's handwriting recognition segment revenues have been derived from a limited number of customers. One customer, a major insurance company, accounted for 46% and 19% of total segment revenue for the years ended December 31, 2004 and 2003, respectively. One customer, Nationwide Building Society, accounted for 11% of total segment revenues for the year ended December 31, 2002.

     Systems Integration Segment. One customer, Nanjing Nimze accounted for 40% of total system integration revenue for the year ended December 31, 2004. One customer, Fujitsu Ltd., accounted for 21% of total system integration revenue for the year ended December 31, 2003. Fujitsu Ltd. accounted for 30% of total segment revenues for the year ended December 31, 2002.

     Two customers accounted for 76% of total revenues for the year ended December 31, 2004. One customer accounted for 14% of total revenues for the year ended December 31, 2003. One customer accounted for 10% of total revenues for the year ended December 31, 2002.


Research and Development

     Research and development costs are charged to expense as incurred.

Advertising

     The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002 was $0, $0, and $112, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

     The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic net income (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the year ended December 31, 2004, 3,902 potential equivalent shares were excluded from the calculation of dilutive earnings per share due to the exercise price of such options was greater than the average market price of the Company's common stock. For the years ended December 31, 2003 and 2002, potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 5,911 and 6,452 of equivalent shares, respectively. At December 31, 2004, there were 4,850 in the money warrants outstanding and included in the calculation of diluted income (loss) per share. There were no warrants outstanding at December 31, 2003 or 2002.

                                           For the Year Ended December 31,
                             2004                        2003                          2002
                        -------------                -------------                 ------------
                           Weighted                     Weighted                      Weighted
                           Average                       Average                      Average
                   Net     Shares    Per-Share   Net     Shares    Per-Share  Net     Shares     Per-Share
                  Income Outstanding  Amount     Loss  Outstanding  Amount   Loss   Outstanding   Amount
Basic income
(loss):
Income
(loss)available
to stockholders   $1,620   100,909    $0.02    $(2,345) 97,436   $ (0.02) $(3,561)     91,298     $(0.04)


Effect of
dilutive
securities:
Stock options
                             1,813        -                  -                            -
Warrants
                             4,850        -                  -                            -
                 -------- ---------  --------  -------- -------   -------  --------  -------   -------
Diluted income
(loss)            $1,620   107,572    $0.02    $(2,345) 97,436    $(0.02)  $(3,561)  91,298    $(0.04)
                 ======== =========  ========  ======== =======   =======  ========  =======   =======

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

     Net foreign currency transaction gains and losses are included in "Interest income and other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency transaction gains in 2004, 2003 and 2002 were insignificant.

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

Line of Credit Agreement

     In July 2002, the Company negotiated a Line of Credit ("Line") agreement with Cornell Capital Partners, LP, expiring two years from the effective date of the related registration statement (i.e. February 14, 2005). Under the terms of the Line and the registration statement the Company could periodically issue and sell shares of its common stock and/or borrow funds up to an aggregate amount of $15,000, subject to the number of shares available for issuance and the purchase price of such shares. As of December 31, 2004, the Company had received $2,750 gross ($2,280 net of related costs) for approximately 9,754 shares.

     When the Company requests an advance under the Line of Credit, Cornell Capital Partners, L.P. will purchase shares of common stock of the Company for 100% of the "Market Price" of its stock (less a 6.5% advance fee). Market Price is defined as the volume weighted average price of the Company's common stock as reported by Bloomberg, LP, calculated based upon the trading price of the Company's common stock over the five trading days after the Company requests an advance. The maximum amount of each advance was limited to $1,000 in any 30-day period. In addition, in no event would the number of shares issuable to Cornell Capital Partners, LP cause Cornell to own in excess of 9.9% of the then outstanding shares of the Company's common stock. On each advance date, the Company paid to Cornell Capital Partners, L.P. an advance fee equal to 6.5% of the amount of each advance. Closing was held six (6) trading days after such written notice, at which time the Company delivered shares of common stock and paid Cornell Capital Partners, L.P. the advance amount. Cornell Capital Partners, L.P. cannot transfer its interest in the Line of Credit to any other person and cannot engage in short sales of shares of common stock acquired under the Line of Credit.

     Pursuant to the terms of the Note and Warrant Purchase Agreement (the "Purchase Agreement" see Note 6) the Line of Credit agreement was terminated in December 2004.


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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Pronouncements

     In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003. Otherwise, FIN 46R is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company has adopted FIN 46R and the effect of the adoption will not have a significant impact on the Company's financial position or results of operations.

     In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" related to multiple element revenue arrangements. The adoption of SAB No. 104 did not significantly impact the Company's revenue recognition policies.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recent Pronouncements

     That  cost  will be  measured  based on the fair  value  of the  equity  or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance- based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is still evaluating the transition provisions allowed by SFAS 123(R) and the impact of the adoption of the Statement.


     In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement No. 109
"Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.


2. Chinese Joint Venture

     The Company currently owns 90% of a joint venture (the "Joint Venture") with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 2004, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency is required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.

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

4. Short-term Debt - Other

     On April 20, 2004, the Company's 90% owned Joint Venture borrowed the aggregate equivalent of $36, denominated in Chinese currency, from a Chinese bank. The unsecured loan bears interest at 5.3% per annum and is due April 20, 2005. The borrowing did not require the Joint Venture to deposit a compensating balance. The note can be repaid at any time without penalty.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

4. Short-term Debt - Other (continued)

     On December 19, 2003, the Company borrowed $750 from Cornell Capital Partners, LP. The proceeds of the loan were used for working capital purposes. The loan was secured by 4,621 shares of the Company's common stock held in escrow. The promissory note was due and payable in seven installments, commencing January 19, 2004 and ending on March 1, 2004, and could have been paid in cash or shares of the Company's common stock. The Company exercised its option, provided in the note, to delay the commencement of the installment payments by paying the 2% fee, which was $38 in the aggregate. The Company repaid the $750 loan through the issuance of 1,133 shares of common stock in the quarter ended June 2004. The Company wrote off approximately $60 in unamortized deferred financing costs associated with the $750 loan against equity.

     On August 4, 2004 the Company borrowed an additional $3,500 from Cornell, the proceeds of which were used to extinguish short-term debt with a related party. See Note 5, "Short-term debt - related party". The Cornell short-term debt was subject to lock-up fees of 1% and would accrue interest at the rate of 5% per annum on any unpaid balance remaining after the due date. The short-term debt was scheduled to be paid, in ten equal installments with the first installment due December 6, 2004 and the last on February 7, 2005. The Company had the option to repay the note in cash or by issuing shares of the Company's common stock. The Cornell debt was repaid in full, in cash, on November 8, 2004.

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

     On August 5, 2004, CIC paid the $3,000 note due August 18, 2004, to the Trust. The funds to retire the debt were obtained from Cornell on August 4, 2004, (See Note 4 - "Short-term Debt - Other").

Long-term debt - related party

     In June 2003 the Company's Joint Venture borrowed from one of its directors, Tong Ming Sheng, approximately $24 denominated in U. S. dollars to purchase a replacement van used in the Company's operations. The note bears interest at the rate of 5% per annum, and is due in June 2006. Principal payments on long term debt are $8, and $5 for the years ending December 31, 2005, and 2006, respectively.

     In 2002, $16 in consulting fees, including office expenses, were paid to a party who, at that time, was the Chairman of the Board.

     The weighted average interest rate was 6.0%, 6.8%, and 6.8% for the years ended December 31, 2004, 2003, and 2002, respectively.

     Interest expense for the years ended December 31, 2004, 2003, and 2002 was $701, $205 and $205, respectively. Interest expense associated with related party debt was $123, $183, and $200 for the years ended December 31, 2004, 2003 and 2002, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

6. Convertible Notes

     In November 2004, the Company entered into a unsecured Note and Warrant Purchase Agreement (the "Purchase Agreement") and a Registration Rights Agreement (the "Registration Rights Agreement, each dated as of October 28,
2004). The financing, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. ("Wainwright") acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company's common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet at December 31, 2004. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company expects to use the proceeds of the financing for additional working capital.

     Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company's common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company's common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet at December 31, 2004. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet at December 31, 2004. The values ascribe to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and ETIF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" of the FASB's Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. As of December 31, 2004, the Company had amortized to interest expense approximately $187 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining unamortized discount on the accompanying consolidated balance sheet. If the aggregate principal amount owing under the notes is converted, the Company will issue 9,080, shares of its common stock. If the notes are not converted, all principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

     The above warrants expire on October 28, 2009. The Company may call the warrants if the Company's common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive proceeds of approximately $1,845 if all of the warrants are exercised.

     The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

7. Stockholders' Equity

Common Stock Options

     In 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, directors, officers and employees are eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of Common Stock are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying Common Stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying Common Stock on the date of grant. Options under the 1994 Plan are generally exercisable over a period not to exceed seven years and vest quarterly over three years. At December 31, 2004, there were no options available for grant under the 1994 Plan. As of December 31, 2004, 809 plan options were outstanding and exercisable with a weighted average exercise price of $0.83 per share.

     The Company has issued non-plan options to its employees and directors. The non-plan options vest over four years or prorata quarterly over three years. For those non-plan options which vest over four years, 20% of the total non-plan options granted vest on the first anniversary of the date of grant and an additional 20%, 20%, and 40% of the total non-plan options granted vest on the second, third, and fourth anniversaries of the date of grant, respectively. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2004, 2,488 non-plan options were outstanding and exercisable with a weighted average exercise price of $0.75 per share.

     In June 1999, the Company adopted and the shareholders approved a stock option plan (the "1999 Plan"). Incentive and non-qualified options under the 1999 Plan may be granted to employees, officers, and consultants of the Company. There are 4,000 shares of Common Stock authorized for issuance under the 1999 Plan. The options generally have a seven year life and generally vest quarterly over three years. At December 31, 2004, there were 1,444 shares available for future grants. As of December 31, 2004, 2,418 plan options were outstanding and 1,318 plan options were exercisable with a weighted average exercise price of $0.71 per share.

     Information with respect to the Company's 1994 Plan and the 1999 Plan is summarized below:

                                             Year Ended December 31,
                                    --------------------------------------------
                                            2004                   2003
                                    ---------------------  ---------------------
                                              Weighted               Weighted
                                              Average                Average
                                              Exercise               Exercise
                                     Shares   Price        Shares      Price
                                    --------------------------------------------
Outstanding at beginning
 of period........................... 2,796     $0.70        3,337      $1.26
Granted.............................. 1,334     $0.53          858      $0.32
Exercised............................   (70)    $0.33            -      $0.00
Forfeited............................  (833)    $0.36       (1,399)     $1.83
                                     -------               --------
Outstanding at period end............ 3,227     $0.67        2,796      $0.71
                                     =======               ========

Options exercisable at
 period end.......................... 2,127     $0.75        2,083      $0.81
                                     =======               ========

Weighted average grant-date
 fair value ofoptions granted
 during the period.....               $0.29                  $0.27
                                     =======               ========

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

7. Stockholders' Equity (continued)

Common Stock Options

The following table summarizes information about stock options outstanding under the 1994 Plan and the 1999 Plan at December 31, 2004:

                                                     Weighted Average
                                                --------------------------

                                                  Remaining
                                     Options     Contractual
Range of Exercise Prices           Outstanding   Life (Years)     Exercise Price
-------------------------------------------------------------------------------
$0.00 - $0.50................        1,016           5.4                 $0.39
$0.51 - $2.00................        2,191           3.6                 $0.77
$2.01 - $2.99................            -              -                $   -
$3.00 - $7.50................           20           4.6                 $3.50
                              --------------
                                    3,227
                              ==============

     The following table summarizes information about stock options exercisable under the 1994 Plan and the 1999 Plan at December 31, 2004:
                                                                    Weighted
                                                  Options            Average
Range of Exercise Prices                        Exercisable       Exercise Price
--------------------------------------------------------------- ----------------
      $0.00 - $0.50.............................             388         $0.34
      $0.51 - $2.00.............................           1,718         $0.81
      $2.01 - $2.99.............................               -         $   -
      $3.00 - $7.50.............................              21         $3.50
                                                 ---------------
                                                           2,127
                                                 ===============

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures-an Amendment of FASB Statement No. 123". The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

7. Stockholders' Equity (continued)

Common Stock Options

No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans. The Company complies with the disclosure provisions of SFAS 123.

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows for the year ended December 31:
                                                2004        2003       2002
                                           -------------------------------------
  Net income (loss) as reported............  $ 1,620     $(2,345)    $(3,561)
Add: Stock-based employee compensation
 expense included in reported results of
 operations, net of related tax effects....        -           -           -
Deduct: Total stock-based employee
  compensation expense determined under
  fair value-based method for all
 awards, net of related tax effects........     (248)       (380)       (795)
                                           -------------------------------------
  Pro forma net income (loss).............. $  1,372    $ (2,725)   $ (4,356)
                                           =====================================

Basic and diluted net income (loss) per
 share available to stockholders:
  As reported.............................. $   0.02    $  (0.02)   $  (0.04)
  Pro forma................................ $   0.01    $  (0.03)   $  (0.05)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 3.65% for 2004, 2.37% for 2003, and 2.26% for 2002, an expected life of
5.61 years for 2004, 6.65 years for 2003, and 8.66 years for 2002; expected volatility of 51.6% for 2004 and 100% for 2003 and 2002, and a dividend yield of 0% for all periods.

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

     As of December 31, 2004, 5,716 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

Warrants

     At December 31, 2004, 4,850 shares of Common stock were reserved for issuance upon exercise of outstanding warrants.

8. Commitments

Lease Commitments

     The Company currently leases 9,634 square feet, its principal facilities, (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2006. In addition, the Company subleased to third parties certain space adjacent to the Principal Offices through August 2001. The Joint Venture leases approximately 1,500 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $443, $450, and $418, in 2004, 2003, and 2002, respectively.

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

8. Commitments (continued)

Lease Commitments


     Future minimum lease payments under noncancelable operating leases are approximately $380, and $358 for the years ending December 31, 2005, and 2006, respectively.

     Future minimum payments required under capital leases, which expire in 2007, were insignificant at December 31, 2004.

9. Income Taxes

     As of December 31, 2004, the Company had federal net operating loss carryforwards available to reduce taxable income through 2014 of approximately $67,133. The Company also had federal research and investment tax credit carryforwards of approximately $315 that expire at various dates through 2012.

     Deferred tax assets and liabilities at December 31, consist of the following:

                                                          2004          2003
                                                    ----------------------------
Deferred tax assets:
Net operating loss carryforwards..................     $ 26,853       $ 27,785
Credit carryforwards..............................          356            315
Deferred income...................................          183             67
Other, net........................................          875            933
                                                    ----------------------------
Total deferred tax assets.........................       28,267         29,100
Valuation allowance...............................      (28,267)       (29,100)
                                                    ----------------------------
Net deferred tax assets...........................     $      -       $      -
                                                    ============================

     Income tax (benefit) differs from the expected statutory rate as follows:

                                               2004         2003          2002
                                           ----------   ----------     ---------

  Expected income tax cost (benefit)       $    668      $   (799)     $ (1,211)
  State   income   tax  net  of  Federal        (89)         (144)         (214)
   benefit
  Loss write off of foreign investment            -             -        (4,357)
  Expired net operating loss                    254
                                           ----------    ---------     ---------
  Change in valuation allowance                (833)          943         5,782
                                           ----------    ---------     ---------

      Income tax expense (benefit)         $      -       $     -      $      -
                                           ==========    =========     =========

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

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

10. Segment Information

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's information has been stratified into two segments - Handwriting Recognition Software and Systems Integration.

     The accounting policies followed by the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes revenues, as well as allocated corporate-headquarter costs charged to each of the operating segments.

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

     The table below presents information about reporting segments for the years ended December 31:

                                  Handwriting         Systems
                                  Recognition       Integration         Total
                              ----------------- ---------------- ---------------
  2004 Revenues                  $      7,247      $         37    $      7,284
       Income (loss) from
       operations                $      2,600      $       (345)   $      2,255
       Total assets              $      9,899      $        920    $     10,819
       Depreciation and
       amortization              $        424      $         18    $        442
  2003 Revenues                  $      2,322      $        712    $      3,034
       Loss from operations      $     (2,106)     $        (51)   $     (2,157)
       Total assets              $      6,294      $        921    $      7,215
       Depreciation and
       amortization              $        438      $         18    $        456

  2002 Revenues                  $      2,214      $      1,015    $      3,272
       Loss from operations      $     (3,307)     $        (30)   $     (3,337)
       Total assets              $      6,181      $      1,005    $      7,186
       Depreciation and
       amortization              $        450      $         17    $        467

     The following table represents revenues and long-lived asset information by geographic location for the period ended December 31:

                              Revenues                  Long Lived Assets
                   ----------------------------- ------------------------------
                      2004      2003      2002       2004      2003       2002
                   --------- -------- ---------- ---------- ---------- ---------

     U.S.          $ 7,127    $ 2,003   $ 2,018   $  4,773  $   5109   $  5,549

     China             157      1,031     1,254         45        71         31

                   --------- --------- --------- ---------- ---------- ---------
      Total        $ 7,284    $ 3,034   $ 3,272   $  4,818  $  5,180   $  5,580
                   ========= ========= ========= ========== ========== =========

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

10. Segment Information (continued)

     Interest expense is related solely to Handwriting recognition segment and was $701, $205, and $205, for the years ended December 31, 2004, 2003, and 2002, respectively. Included in interest expense for the year ended December 31, 2004 is approximately $187 in warrant and beneficial conversion feature expense and amortization of deferred financing costs associated with the convertible notes.

     The Company's export sales from U.S. operations were less than one percent in 2004. The Company's export sales from U.S. operations were 14%, and 12%, of revenues in 2003, and 2002, respectively.

11. Statement of Cash Flows Data
                                                        December 31,
                                           -------------------------------------
                                                 2004        2003         2002

Schedule of non-cash transactions:

Inventory reserve provision................  $      -    $     38     $      -

Non-cash compensation......................  $     70    $     70     $      -

Common stock issued upon the conversion
 of short term debt net ...................  $    691    $      -     $      -

Deferred financing costs associated
 with convertible notes....................  $    714    $      -     $      -

Loan discount associated with convertible
 notes net of amortization.................  $  2,409    $      -     $      -

Supplemental disclosure of cash flow information:

     Interest  paid  in  2004,   2003,  and  2002  was  $509,  $209,  and  $212,
respectively.

12. Employee Benefit Plans

     The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

13. Quarterly information (Unaudited)

     The summarized quarterly financial data presented below, in the opinion of Management, reflects all adjustments which are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                  First     Second    Third    Fourth
                                 Quarter    Quarter   Quarter  Quarter    Total
                                 --------   -------- --------  --------  -------
2004 Unaudited
   Net sales                     $ 2,429    $  630    $3,669   $    556  $ 7,284
   Gross profit                  $ 2,396    $  619    $3,663   $    553  $ 7,231
   Income (loss) before income
   taxes, and minority interest  $ 1,167    $ (678)   $2,138   $ (1,026) $ 1,601

   Net income (loss)             $ 1,167    $ (678)   $2,145   $ (1,014) $ 1,620

   Basic and diluted income
   (loss)per share               $ 0.01     $(0.01)   $ 0.02   $  (0.01) $ 0.02

                     Communication Intelligence Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)

13. Quarterly information (Unaudited) (continued)
                                  First     Second    Third    Fourth
                                 Quarter    Quarter   Quarter  Quarter    Total
                                 --------   -------- --------  --------  -------
2003 Unaudited
 Net sales                       $ 1,108    $  572   $  936    $   418  $ 3,034
 Gross profit                    $   875    $  450   $  704    $   240  $ 2,269
 Loss before income
  taxes, andminority interest
                                 $  (310)   $ (693)  $ (470)   $  (888) $(2,361)

   Net loss                      $  (310)   $ (690)  $ (472)   $  (873) $(2,345)

   Basic and diluted
   loss per share                $ (0.01)   $(0.01)  $(0.01)   $ (0.01) $ (0.02)

2002 Unaudited
 Net sales                       $ 1,157    $1,111   $   525   $   479  $ 3,272
 Gross profit                    $   716    $  808   $   321   $   270  $ 2,115
 Loss before income taxes,
  and minority interest          $  (688)   $ (670)  $(1,068)  $(1,133) $(3,559)

   Net loss                        $(688)   $ (671)  $(1,070)  $(1,132) $(3,561)

   Basic and diluted
   loss per share                 $(0.01)   $(0.01)  $(0.01)   $ (0.01) $(0.04)


14. Subsequent Events

Legal Proceedings

     In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company's patents, that such patents are invalid or unenforceable, and that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to Interlink Electronics, Inc. The complaint also alleged unfair competition under California law. No specific monetary claim is set forth in the complaint. The Company believes that the complaint is without merit and intends to vigorously defend against the claims. On March 3, 2005, the Company responded to the complaint, denying all allegations, and filed counterclaims against Valyd, Inc. The counterclaim asserted that Valyd, Inc. is infringing certain of the Company's patents and asked for treble damages, alleging that the infringement is willful, deliberate and in conscious disregard of CIC's rights. The ultimate outcome of this litigation cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company's financial position or its results of operations. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

                                   SCHEDULE II

                     Communication Intelligence Corporation
                 Valuation and Qualifying Accounts and Reserves
                                 (In thousands)

Years Ended December 31, 2002, 2003, and 2004

                                  Balance      Charged to              Balance
                                At Beginning   Costs and               At End
                                 Of Period      Expense   Deductions  Of Period
                                ------------    --------  ----------  ---------


Year ended December 31, 2002:
Accounts receivable reserves....   $278          $129 $      (164)         $243




Year ended December 31, 2003:
Accounts receivable reserves.....  $243           $25 $       (12)         $256




Year ended December 31, 2004:
Accounts receivable reserves.....  $256          $234 $       (86)         $404