Form 10-Q
period 2005-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2005-05-13
CIK 727634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------              THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005


                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------             THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                       Commission File Number: 000-19301


                     COMMUNICATION INTELLIGENCE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                94-2790442
    ---------------------------------          ----------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


            275 Shoreline Drive, Suite 500,
            Redwood Shores, CA                         94065-1413
       ---------------------------------------        -------------
       (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:    (650) 802-7888
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

Number of shares  outstanding of the issuer's  Common Stock, as of May 10, 2005:
102,250,065.

                                      INDEX



PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements                                       Page No.
            --------------------                                       --------

   Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited)
     and December 31, 2004....................................................3

   Condensed Consolidated Statements of Operations for the Three-Month
     Period Ended March 31, 2005 and 2004 (unaudited).........................4

   Condensed Consolidated Statements of Changes in Stockholders' Equity
     for the Three-Month Period Ended March 31, 2005 (unaudited)..............5

   Condensed Consolidated Statements of Cash Flows for the Three-Month
     Period Ended March 31, 2005 and 2004 (unaudited).........................6

   Notes to Unaudited Condensed Consolidated Financial Statements.............7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................14
           ---------------------.

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........23
           ----------------------------------------------------------

  Item 4A.  Controls and Procedures..........................................23
            -----------------------
PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................24
           -----------------

  Item 2.  Change in Securities and Use of proceeds..........................24
           ----------------------------------------

  Item 3.  Defaults Upon Senior Securities...................................24
           -------------------------------

  Item 4.  Submission of Matters to a Vote of Security Holders...............24
           ---------------------------------------------------

  Item 5.  Other Information.................................................24
           -----------------

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

          (a)      Exhibits..................................................24

  Signatures.................................................................26

                     Communication Intelligence Corporation
                                 and Subsidiary
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      March 31,    December 31,
                                                        2005           2004
                                                    -----------   -------------
                                                     Unaudited
Assets
Current assets:
     Cash and cash equivalents.....................   $  3,853        $  4,736
     Accounts receivable, net......................        465             356
     Deferred financing costs - current portion....        252             272
     Prepaid expenses and other current assets.....         98             105
                                                     ----------      ----------
         Total current assets......................      4,668           5,469

Property and equipment, net........................        122             123
Patents and trademarks.............................      4,569           4,663
Capitalized software development costs.............        127              32
Deferred financing costs - long term...............        400             502
Other assets.......................................         30              30
                                                     ----------      ----------

         Total assets..............................   $  9,916        $ 10,819
                                                     ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Short-term debt - related party...............   $      8        $      8
     Short-term debt - other.......................         36              36
     Accounts payable..............................        253             241
Accrued compensation...............................        204             258
     Other accrued liabilities.....................        462             400
     Deferred revenue..............................        304             458
                                                      ---------      ----------
         Total current liabilities.................      1,267           1,401

Long-term debt - related party.....................          3               5

Convertible notes, net of unamortized fair value
 assigned to   the beneficial feature and warrants
 of $2,088 and $2,410 at March 31, 2005 and
 December 31, 2004, respectively...................      1,723           1,785

Minority interest..................................         90              97

Commitments and contingencies......................          -               -

Stockholders' equity:
     Common stock..................................      1,023           1,014
     Additional paid-in capital....................     87,610          87,231
     Accumulated deficit...........................    (81,632)        (80,544)
     Accumulated foreign currency translation
     adjustment....................................       (168)           (170)
                                                     ----------      ----------
         Total stockholders' equity................      6,833           7,531
                                                     ----------      ----------

         Total liabilities and stockholders' equity   $  9,916       $  10,819
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

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2005            2004
                                                    ------------    -----------

Revenues:
     Online/retail ...........................      $      24         $     41
     Corporate ...............................            554            2,352
     China ...................................              1               36
                                                    ----------       ----------

         Total revenues.......................            579            2,429

Operating costs and expenses:
     Cost of sales:
         eSignature ..........................             21                7
         China................................              1               26
     Research and development.................            303              319
     Sales and marketing......................            309              332
     General and administrative...............            509              504
                                                    ----------       ----------

         Total operating costs and expenses...          1,143            1,188
                                                    ----------       ----------

Income (loss) from operations.................           (564)           1,241

Other income (expense):
     Interest and other income (expense), net.              1              (1)
     Interest expense.........................           (532)            (83)
     Minority interest........................              7               10
                                                    ----------       ----------

         Net Income (loss) ...................      $  (1,088)        $  1,167
                                                    ==========       ==========

Basic and diluted income (loss) per share.....      $   (0.01)        $   0.01
                                                    ==========       ==========

Weighted average common shares outstanding
 basic........................................        101,682          100,102
                                                    ==========       ==========

Weighted average common shares outstanding
 diluted......................................        101,682          102,618
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


                                                                                 Accumulated
                                                     Additional                     Other
                              Shares      Common      Paid-In     Accumulated   Comprehensive
                            Outstanding    Stock      Capital       Deficit         Loss          Total

Balances as of December
  31, 2004.................    101,412    $  1,014    $ 87,231     $(80,544)     $     (170)     $  7,531
                            -------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------

Shares issued on
  conversion of notes......        838           9         379            -               -           388

Comprehensive loss

  Net loss.................          -           -           -       (1,088)              -        (1,088)

  Foreign currency
  translation adjustment...          -           -           -            -               2             2
                                                                                               ------------
Total comprehensive loss                                                                           (1,086)
                            -------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------

Balances as of March 31,
  2005.....................    102,250    $  1,023    $ 87,610     $(81,632)     $     (168)     $  6,833
                            ===============================================================================

             The accompanying notes form an integral part of these
                   Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (In thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------

Cash flows from operating activities:
  Net income (loss)........................................ $(1,088)  $  1,167
  Adjustments to reconcile net income (loss) to net cash
  (used) in operating activities:
      Depreciation and amortization........................     230        113
      Discount on long term debt...........................     322          -
      Loss on disposal of property and equipment...........       6          -
      Changes in operating assets and liabilities:
         Accounts receivable, net..........................    (109)    (1,953)
         Inventories.......................................       -         23
         Prepaid expenses and other current assets.........       7         16
         Other assets......................................       -          -
         Accounts payable..................................      12       (158)
         Accrued compensation..............................     (54)        53
         Other accrued liabilities.........................      62       (108)
         Deferred revenue..................................    (154)       204
                                                            ---------  --------

         Net cash used in operating  activities............    (766)      (643)
                                                            ---------  --------

Cash flows from investing activities:
     Acquisition of property and equipment.................     (14)        (3)
     Capitalized software development costs................     (99)         -
                                                            ---------   -------

         Net cash used in investing activities.............    (113)        (3)
                                                            ---------   -------

Cash flows from financing activities:
     Principal payments on long-term debt..................      (2)        (2)
     Principal payments on capital lease obligations.......      (2)        (1)
                                                            ---------  --------

         Net cash used in financing activities.............      (4)        (3)
                                                            ---------  --------

Effect of exchange rate changes on cash....................       -           -
                                                            ---------  --------

Net decrease in cash and cash equivalents..................    (883)      (649)
Cash and cash equivalents at beginning of period...........   4,736      1,039
                                                            ---------  --------

Cash and cash equivalents at end of period................. $ 3,853    $   390
                                                            =========  ========

Supplemental Non Cash Flow Information

                                                              2005       2004
                                                             ------    --------

Conversion of convertible notes
  for 838 common shares                                     $   387    $     -

             The accompanying notes form an integral part of these
                   Condensed Consolidated Financial Statements

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q


1. Interim financial statements and basis of presentation

     The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Other consumer and original equipment manufacturer ("OEM") products include electronic notetaking (QuickNotes(R) and InkSnap(R)) and predictive text input, (WordComplete(R)). These products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on smart handheld devices such as handheld computers and smartphones.

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

     Going Concern

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At March 31, 2005, the Company's accumulated deficit is approximately $81,632 and the Company has working capital of $3,401. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective January 2005, pursuant a financing of convertible notes (see Note 8). There can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Recent Pronouncements

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

     On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay of up to six months in the effective date of the option-expensing requirements set forth in Statement No. 123(R). For public companies with less than $25 million in revenues, the new effective date for compliance with FAS 123R is the first quarter of their first fiscal year beginning after December 15, 2005. The Company is still evaluating the transition provisions allowed by SFAS 123(R) and the impact of the adoption of the Statement.

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

       Cash and cash equivalents consist of the following:
                                          March 31,              December 31,
                                            2005                    2004
                                    --------------------- -- -------------------

        Cash in bank                 $        828             $      1,734
        Money market                        3,025                    3,002
                                    ---------------------    -------------------
                                     $      3,853             $      4,736
                                    =====================    ===================

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

3.  Accounts receivable concentration

     For the three months ended March 31, 2005, one customer accounted for 48% of net accounts receivable. For the three months ended March 31, 2004, one customer accounted for 95% of net accounts receivable.

4.  Patents

     The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents; the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies. The Company believes that as of March 31, 2005 no impairment of the carrying values of the patents existed. Amortization of patent costs was $95 for each of the three months ended March 31, 2005 and 2004.

5.  Short and Long-term debt - related party

     In June 2003, the Company's 90% owned joint venture, Communication Intelligence Computer Corporation, Ltd., (the " Joint Venture') borrowed from one of its directors, Tong Ming Sheng, approximately $24 denominated in U. S. dollars to purchase a replacement van used in the Company's operations. The note bears interest at the rate of 5% per annum, and is due in June 2006. Principal payments on long term debt are $2, and $2 for the three months ended March 31, 2005, and 2004, respectively.


6.  Short-term debt - other

     On April 20, 2004, the Company's Joint Venture borrowed the aggregate equivalent of $36, denominated in Chinese currency, from a Chinese bank. The unsecured loan bears interest at 5.0% per annum and was paid in April, 2005. The borrowing did not require the Joint Venture to deposit a compensating balance.

7.  Deferred revenue

     Deferred revenue is recorded for post-contract support and is recognized as revenue when costs are incurred or over the support period, generally twelve months, whichever is longer.

8.  Convertible Notes

     In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement"), each dated as of October 28, 2004. The financing, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc.
     ("Wainwright") acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company's common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

8.     Convertible Notes (continued)

     rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company is using the proceeds of the financing for working capital purposes.

     Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company's common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company's common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and ETIF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" of the FASB's Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. For the three months ended March 31, 2005, the Company had amortized to interest expense approximately $532 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining unamortized discount on the accompanying consolidated balance sheet. During the three months ended March 31, 2005, the investors converted $388 of the notes in exchange for 838 shares of the Company's common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 8,242 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

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

     Interest paid during the three months ended March 31, 2005 and 2004 was $1, and $83, respectively.

9.  Net income (loss) per share

     The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of both basic net income
     (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

9.   Net income (loss) per share (continued)

     potential shares outstanding. For the three-month period ended March 31, 2005, 5,871 shares of common stock subject to outstanding options, 8,242 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion price of such options and warrants, was greater than the average market price of the Company's common stock. For the three months ended March 31, 2004, 4,813 stock options were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company's common stock.


                                                                     Three Months Ended
                                                     March 31, 2005                        March 31, 2004
                                          -------------------------------------- -----------------------------------
                                                        Weighted                               Weighted
                                                         Average     Per-Share              Average Shares  Per-Share
                                              Net        Shares        Amount       Net      Outstanding     Amount
                                             Loss      Outstanding                Income
      Basic income (loss) per share:
         Income (loss) available to
         stockholders                     $ (1,088)      101,682     $      (0.01$  1,167      100,102      $     0.01

      Effect of dilutive securities
         Stock options                            -            -             -              -      529            -
         Note payable to Cornell                  -            -             -              -    1,987            -
                                          ----------- -------------- ----------- ---------- --------------- ----------
         Diluted income (loss)            $ (1,088)      101,682     $(0.01)     $  1,167      102,618      $0.01
                                          =========== ============== =========== ========== =============== ==========

10. Common Stock Options

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

     Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows:

                                                         Three Months Ended
                                                   -----------------------------
                                                     March 31,        March 31,
                                                       2005             2004
                                                   -----------------------------
   Net income (loss) available to stockholders:
     As reported................................. $    (1,088)    $     1,167

                                                  ------------------------------
   Add: Stock-based employee compensation expense
     included in reported results of operations,
     net of related tax effect....................          -               -

     Deduct: Total stock based employee
     compensation expense determined under fair
     value based method, net of tax...............        (52)            (38)
                                                  ------------------------------

        Pro forma................................. $    (1,140)    $     1,129
                                                  ==============================

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

10.    Common Stock Options (continued)

        Basic and diluted net income (loss) per share available to stockholders:
          As reported............................. $     (0.01)    $       0.01
                                                   =============================
              Pro forma........................... $     (0.01)    $       0.01
                                                   =============================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods:

     o    risk-free  interest  rate  of  3.65%  and  2.37%  for  2005  and  2004 respectively;
     o    an  expected  life of 7  years  for  2005,  and 6.6  years  for  2004;
          respectively;
     o    expected volatility of 52% for 2005 and 100% for 2004; and
     o    dividend yield of 0% for all periods.

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

11. Comprehensive income (loss)

       Total comprehensive income (loss) was as follows:

                                                 -------------------------------
                                                       Three Months Ended
                                                           March 31,
                                                 --------------- ---------------
                                                      2005            2004
                                                 --------------- ---------------

        Net income (loss)                            $  (1,088)    $   1,167
           Other comprehensive income:
           Cumulative translation adjustment                 2             1
                                                 --------------- ---------------

           Total comprehensive income (loss)         $  (1,086)    $   1,168
                                                 =============== ===============

12. Segment Information

     The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of two revenue categories; online/retail, corporate, which includes eSignature and natural input/original equipment manufacturers ("OEM"). All handwriting recognition software is developed around the Company's core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company's products. All sales represent sales to external customers.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

12. Segment Information

     The tables below present information about reporting segments for the periods indicated:


                                                         Three Months Ended March 31,
                                              2005                                         2004
                           ------------------------------------------- ---------------------------------------------
                            Handwriting      Systems                     Handwriting       Systems
                            Recognition    Integration       Total       Recognition     Integration       Total
                           -------------- --------------- ------------ ---------------- --------------- ------------

       Revenues              $       579    $          -    $    579     $     2,398      $         31    $  2,429

       Income (loss) from
       Operations            $      (564)   $          -  $     (564)    $     1,286      $        (45) $    1,241

       Significant change
       in total long
       lived assets from
       year end              $         -    $          -    $      -     $         -      $          -    $      -

     For the three months ended March 31, 2005, one customer accounted for 35% of total handwriting recognition segment revenue. For the three months ended March 31, 2004, one customer accounted for 83% of total handwriting recognition segment revenue.

     For the three months ended March 31, 2005 there were no system integration revenues recorded. For the three months ended March 31, 2004, one customer accounted for 47% of system integration revenues.

13. Commitments and contingencies

     In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company's patents, that such patents are invalid or unenforceable, and that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to
     Interlink Electronics, Inc. The complaint also alleged unfair competition under California law. No specific monetary claim is set forth in the complaint. On March 3, 2005, the Company responded to the complaint, denying all allegations, and filed counterclaims against Valyd, Inc. The counterclaims assert that Valyd, Inc. is infringing certain of the
     Company's patents and asked for treble damages, alleging that the infringement is willful, deliberate and in conscious disregard of CIC's rights. The ultimate outcome of this litigation cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company's financial position or its results of operations. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
        --------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set fourth in the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2004.

Overview

     The Company was incorporated in Delaware in October 1986. In each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2004, operating losses aggregated approximately $7,792 and at December 31, 2004 the Company's accumulated deficit was approximately $80,544. At March 31, 2005, the Company's accumulated deficit was approximately $81,632.

     Total revenue of $579 for the quarter ended March 31, 2005 decreased 76% compared to revenues of $2,429 in the corresponding quarter of the prior year. Revenue in the first quarter of last year was dominated by a single $2.0 million eSignature order from Wells Fargo. The first quarter 2005 revenue reflects the continuing realities of an unpredictable economic recovery, mergers and acquisition and other factors over which we have no control that negatively impact sustained IT spending in the financial services segment, and the challenges associated with the new and emerging applications upon which we are dependent to ramp up and produce viable revenue streams.

     Net loss for the three months ended March 31, 2005 was $1,088, on significantly lower sales, compared with a net income of $1,167 in the corresponding prior year period. Operating expenses decreased approximately 3%, or $34, to $1,121 for the three months ended March 31, 2005, compared to $1,155 in the prior year period. The decrease in operating expenses primarily reflects a decrease in commission expense due to lower sales volumes in the first quarter compared to last year.

     Our ability to predict quarterly sales continues to be challenged by the emerging market realities of our eSignature business. Despite concerns about a slowing in the economic recovery and reports of weakness in first quarter enterprise IT spending, we believe that the benefits of risk mitigation, both legal and compliance related, together with the ROI potential afforded by our solutions are recognized by our pilot and proof of concept customers. Hence although the IT spending required for full follow-on deployments of our technology by large financial institutions is impacted by the economic environment, there is increasing awareness among these customers that to achieve the full ROI potential of document management and paperless operations, and to recoup their extensive past expenditures, they must address the sixty percent of their documents that are signature dependent. It is recognition of this message at our installed base of large financial institutions that is leading us to believe that there is potential for near term rollouts by more of these customers. Although we believe there is a direct correlation between economic recovery, IT expenditures and deployment of our technology in the financial services industry, we believe other vertical markets on which we focus, have recognized the significant benefits and ROI potential afforded by our products. Many of these potential customers possess the capital to fund deployments notwithstanding a less than robust economy.


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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

     Revenue Recognition. Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletin 104 ("SAB 104") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the FASB Emerging Issues Task Force. We recognize revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Revenue from service subscriptions is recognized as costs are incurred or over the service period, whichever is longer.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." The adoption of SAB 104 did not impact the Company's consolidated financial statements.

     We recognize revenue from software license agreements upon delivery of the software provided that persuasive evidence of an arrangement exists, collection is determined to be probable and no significant obligations remain. Deferred revenue is recorded for post-contract support and is recognized as costs are incurred or over the support period whichever is longer. Vendor specific objective evidence of the fair value of the elements contained in these software license agreements is based on the price determined by management having the relevant authority when the element is not yet sold separately.

     We recognize revenue from system integration activities upon installation provided that persuasive evidence of an arrangement exists, no significant obligations remain and the collection of the resulting receivable is probable.

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

     We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred. Based on the impairment analysis of the intangible assets, no impairment existed as of March 31, 2005.

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

     Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. During the quarter ended March 31, 2005, $99 in engineering costs were capitalized. The Company expects that capitalization of engineering costs will increase over prior period amounts to reflect new product development and enhancements. As of March 31, 2004, such costs were insignificant.

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

     Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three months ended March 31, 2005 and 2004, respectively.

     Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at March 31, 2005 based upon the Company's history of losses.

Segments

     We report in two segments: handwriting recognition and systems integration. Handwriting recognition includes online/retail revenues and corporate sales, including eSignature and natural input/original equipment manufacturers ("OEM") revenues. Handwriting recognition represents the sale of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. It also includes the sale of natural input technologies that are designed to allow users to interact with handheld devices. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through our web site and a direct sales force to individual or enterprise end users (see discussion under revenues - Handwriting recognition). We also license a version of our handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment.

     System integration represents the sale and installation of third party computer equipment and systems that utilize our products. System integration sales are derived through a direct sales force which then develops a system to utilize our software based on the customers requirements. Systems integration sales are accomplished solely through our Joint Venture. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. The Company made the decision in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities.

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Results of Operations

     The following table provides unaudited financial information for each of our two segments.

                                                   Three Months Ended
                                                        March 31,

                                                 2005                2004
                                             ------------         ------------
Segment revenues:
  Handwriting recognition
    Online/retail                            $      24              $      41
    Corporate                                      554                  2,352
    China                                            1                      5
                                             ------------         ------------

Total Handwriting recognition                $     579              $   2,398

Systems integration
    China                                            -                     31
                                             ------------         ------------
Total revenues                               $     579              $   2,429
                                             ------------         ------------

Cost of Sales
    Handwriting recognition                  $      22              $       7
    Systems integration                              -                     26
                                             ------------         ------------

Total cost of sales                          $      22              $      33
                                             ------------         ------------

   Other operating cost and expenses
   Research and development                  $     303              $     319
   Sales and Marketing                             309                    332
   General and administrative                      509                    504
                                             ------------         ------------

Total other operating costs and expenses     $   1,121              $   1,155
                                             ------------         ------------

Interest and other income (expense) net      $    (524)             $     (74)
                                             ------------         ------------

Net income (loss)                            $  (1,088)             $   1,167
                                             ============         ============

Amortization of intangible assets
   Cost of sales                             $       3              $       3
   General and administrative                       95                     95
                                             ------------         ------------

Total amortization of intangible assets      $      98              $      98
                                             ============         ============

Revenues

Handwriting recognition.

     Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues decreased 76%, or $1,819, to $579 for the three months ended March 31, 2005, compared to $2,398 in the prior year period as discussed below.

     Online/retail revenues decreased 41%, or $17, to $24 for the three months ended March 31, 2005, compared to $41 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC's Jot(R) handwriting recognition software to replace Graffiti(R) as the standard and only handwriting software on all new Palm Powered(R) devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of units that would be upgraded to older units. The transition to Jot based PalmSource operating systems by OEM's was completed in the third quarter of 2004 and the

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be the de facto standard, embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers. In addition, major device manufacturers, such as Sony-Ericsson, continue to embed Jot in their products. These events dramatically reduced the demand for our text entry products sold directly to end users via retail and online outlets. Corporate revenues, which includes eSignature and natural input sales, decreased 76%, or $1,798, to $554 for the three months ended March 31, 2005, compared to $2,352 in the prior year period. Natural input OEM and channel partner sales decreased 19%, or $53, to $225 for the three months ended March 31, 2005, compared to $278 in the prior year period. The decrease in natural input channel partner and OEM sales was due primarily to lower royalties from the shipment by PalmSource of its operating system containing the Company' Jot software. The Company expects natural input channel partner and OEM sales to increase in the future as new customers are identified and new agreements are signed. eSignature sales decreased 84%, or $1,745, to $329 compared to $2,074 in the prior year period. In the first quarter ended March 31, 2004, the Company sold $2,000 of its eSignature products to Wells Fargo Bank. The absence of a similarly large order during the three months ended March 31, 2005 was the primary reason for the decline. The Company continues working with other customers that are developing internal applications that utilize the Company's eSignature products. The Company believes that the sales of these smaller pilot deployments to large national eSignature customers will lead to greater sales in future periods as the customers roll out their applications on a wider scale. However the timing of customer product roll out is difficult to project due to many factors beyond the Company's control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

     Software sales in China decreased 80%, or $4, to $1 for the three months ended March 31, 2005, compared to $5 in the prior year. This decline represents both the impact of delays in rolling out our Joint Venture's channel strategy as well as the passage of China's E-Sign Law in August of 2004. Achieving accelerated and sustained sales growth in China by leveraging resellers to provide China-wide market coverage requires investment in both time and resources. Training resellers' sales forces and committing the upfront engineering resources required to embed our eSignature software into partners' total solutions was anticipated and fundamental to achieving China-wide sales coverage. The anticipation and final passage of China's E-Sign Law, however, significantly dampened sales results as both resellers and end user customers awaited the implications of the law on product functionality. We believe passage of this law is an overall positive event in that it provides the framework for product functionality and standards required to accelerate acceptance and growth for our technology in China. It does, however, require new market validation studies and considerable engineering effort to localize our newer technologies to meet the China market requirements. This has led to our current strategy of identifying and focusing on fewer strategic partners/resellers in China-specifically, those capable of both market validation and possessing a high level of engineering competence and effective selling to target market applications.

Systems Integration.

     System integration segment revenue declined 100%, or $31, to $0 for the three months ended March 31, 2005, compared to $31 in the prior year. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Cost of Sales

Handwriting recognition segment.

     Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment increased 214%, or $15, to $22 for the three months ended March 31, 2005, compared to $7 in the

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

prior year. The increase was primarily due to the sale of third party hardware with the Company's software products and engineering costs associated with development contract revenue. Cost of sales may vary in the future depending on the customers decision to purchase its software solution and third party hardware as a complete package, from the Company, rather than buying individual components from separate vendors.

     Online/retail cost of sales remain insignificant for the three months ended March 31, 2005 and 2004, respectively. The sales are generated by third party resellers on their respective web sites and the Company receives a percentage of each sale. The Company does not anticipate a material increase in costs associated with the online/retail sales. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be the de facto standard, embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers. In addition, major device manufacturers, such as
Sony-Ericsson, continue to embed Jot in their products. These events dramatically reduced the demand for our text entry products sold directly to end users via retail and online outlets.

     eSignature and natural input channel partner and OEM cost of sales increased 200%, or $14, to $21 for the three months ended March 31, 2005, compared to $7 in the prior year. The increase was due to the higher volume of third party hardware sales and engineering development costs compared to the prior year. Increases in corporate cost of sales in the future will be driven by the amount of third party hardware that is sold with the Company's software solutions, and engineering costs associated with development contracts and increased amortization of software development costs capitalized in future periods associated with enhancements and new product development.

     China software cost of sales increased 100%, or $1, to $1 for the three months ended March 31, 2005, compared to $0 in the prior year. The increase was due to hardware costs sold with the software solution. It is expected that cost of sales will remain low for the foreseeable future as the current focus is the sale of software solutions through channel partners.

Systems Integration.

     China Systems integration segment cost of sales decreased 100%, or $26, to $0 for the three months ended March 31, 2005, compared to $26 in the prior year. The decrease in costs was due primarily to the reduction in sales during the three months ended March 31, 2005 as compared to the prior year. The Company expects that system integration cost of sales will be eliminated in future periods as the Company had decided not to pursue system integration revenues beyond 2004, but rather to continue to increase its focus on the emerging high potential eSignature/office automation market in China.

Operating expenses

     Research and Development Expenses. Research and Development expense decreased 5%, or $16, to $303 for the three months ended March 31, 2005, as compared to $319 in the prior year period. Engineering expenses consists primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense increased 14%, or $30, to $249 for the three months ended March 31, 2005, as compared to $219 in the prior year period, due primarily to the increase of two engineers compared to the prior year period. Outside engineering cost and expenses increased 100%, or $54, to $54 for the three months ended March 31, 2005, compared to $0 in the prior year period. The increase was due primarily to the utilization of outside engineering services to complete several projects compared to the prior year. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on their services, as required, which could have a material effect on the amount of outside engineering expense reported. Facilities allocation increased 27%, or $15, to $70 for the three months ended March 31, 2005, compared to $55 in the prior year period. Increased engineering head count is the primary reason for the increase. Other engineering expenses decreased 11%, or $5, to $40 for the three months ended March 31, 2005 as compared to $45 in the prior year period. The decrease was primarily due to lower maintenance and depreciation expense, compared to the

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

prior year period. Capitalized software development costs increased 100%, or $99, as compared to $0 in the prior year period. The increase in capitalized software development was due to new product development and significant upgrades and enhancements being made to the Company's natural input and eSignature products. Capitalization of software development costs is expected to be consistent with the increased amounts for the foreseeable future. Engineering costs transferred to cost of sales increased 100%, or $11, to $11 for the three months ended March 31, 2005, compared to $0 in the prior year period. The increase is due to development services purchased by a customer in the current period.

     Sales and Marketing Expenses. Sales and marketing expenses decreased 7%, or $23, to $309 for the three months ended March 31, 2005, compared to $332 in the prior year period. Sales and marketing expenses consists of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses increased 14%, or $16, to $130 for the three months ended March 31, 2005, compared to $114 in the prior year period. The increase in salaries and related expense was due primarily to the increase of two sales employees and, to a lesser extent, increases in employee salaries. Recruiting expense increased 240%, or $48, to $68 for the three months ended March 31, 2005, compared to $20 in the prior year period. Professional services increased 100%, or $20, to $20 for the three months ended March 31, 2005, compared to $0 in the prior year period. The increase is due to the organization of health care focus groups for the eSignature market. Commission expense decreased 90%, or $103, to $11 for the three months ended December 31, 2005, compared to $114 in the prior year period. The decrease in commission expense was due primarily to the decrease in revenues compared to the prior year. Other expense, including general office and allocated facilities expenses declined 5%, or $4, to $80 for the three months ended March 31, 2005, compared to $84 in the prior year period. The Company anticipates that sales and marketing expenses will continue to increase in the near term as the Company strengthens its sales efforts through increasing headcount to pursue new opportunities in the eSignature market space. The Company continues to pursue a channel strategy for its eSignature products. The Company believes the channel strategy, along with its current and potential partners, will produce increasing revenues in the near term.

     General and Administrative Expenses. General and administrative expenses increased 1%, or $5, to $509, for the three months ended March 31, 2005, compared to $504 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 3%, or $6, to $184 for the three months ended March 31, 2005, compared to $178 in the prior year period. The increase was due primarily to increases in employee salaries. Professional service expenses, which include consulting, legal and outside accounting fees, increased 128%, or $77, to $137 for the three months ended March 31, 2005, compared to $60 in the prior year period. The increase was due primarily to an increase in legal fees associated with the infringement litigation incurred by the Company in protecting its patented intellectual property during the three months ended March 31, 2005, compared to the prior year. The Company decreased its expense for bad debts 100%, or $6, to $0 for the three months ended March 31, 2005, compared to $6 in the prior year period. The decrease was due to adequate coverage at December 31, 2004 for the slow payment cycle of channel partner receivables of the Joint Venture. At this time, the Company believes that its provision for bad debts is adequate. Insurance expense decreased 33%, or $12, to $24 for the three months ended March 31, 2005, compared to $36 in the prior year period. Other administrative expenses decreased 27%, or $60, to $164 for the year ended December 31, 2004, compared to $224 in the prior year period. The decrease was due primarily to spending reductions. The Company believes that its General and Administrative expenses will remain fairly stable for the near term.

Interest and other income (expense), net

     Interest and other income (expense), net increased $2, for the three months ended March 31, 2005, compared to the same prior year period. The increase was due to higher cash balances earning interest than in the prior year period.

Interest expense

     Interest expense increased 541%, or $449, to $532 for the three months ended March 31, 2005, compared to $83 in the prior year period. The increase was primarily due to non-cash charges for the accrual of interest and the amortization of prepaid financing costs, and warrant and beneficial conversion feature cost associated with the convertible notes (See Note 7 of the condensed consolidated financial statements).

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Liquidity and Capital Resources

     At March 31, 2005, cash and cash equivalents totaled $3,853 compared to cash and cash equivalents of $4,736 at December 31, 2004. The decrease in cash was primarily due to cash used in operating activities of $766, acquisition of property and equipment amounting to $14, capitalization of software development costs of $99 and payments of long term debt and capital lease obligations of $4. Total current assets were $4,668 at March 31, 2005, compared to $5,469 at December 31, 2004. As of March 31, 2005, the Company's principal sources of funds included its cash and cash equivalents aggregating $3,853.

     Accounts receivable increased $109 for the three months ended March 31, 2005 compared to the December 31, 2004 balance, due primarily to the increase in recurring maintenance billings and sales compared to the prior quarter. The Company expects the development of the eSignature market will result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter.

     Prepaid expenses and other current assets declined by $7 for the three months ended March 31, 2005, compared to December 31, 2004, due to annual fees or maintenance and support costs added to prepaids over the three months ended March 31, 2005 being approximately equal to the quarterly amortization amounts. Generally, annual insurance premiums and maintenance and support fees are prepaid in December and June of each year and, therefore, the balances typically begin to decrease in the first and third quarters as the prepaid balances are amortized.

     Accounts payable increased $12 for the three months ended March 31, 2005, compared to December 31, 2004, due to increased professional fees for engineering and recruiting utilized during the quarter. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution. Accrued compensation decreased $54 due to the payment of deferred salaries during the three months ended March 31, 2005, compared to the prior year period.

     Current liabilities, which include deferred revenue, were $1,267 at March 31, 2005, compared to $1,401 at December 31, 2004. Deferred revenue, totaling $304 at March 31, 2005, compared to $458 at December 31, 2004, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

     In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement"), each dated as of October 28, 2004. The financing, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. ("Wainwright") acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company's common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company is using the proceeds of the financing for working capital purposes.

     Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company's common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company's common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and ETIF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" of the FASB's Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. For the three months ended March 31, 2005, the Company had amortized to interest expense approximately $532 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining unamortized discount on the accompanying consolidated balance sheet. During the three months ended March 31, 2005, the investors converted $388 of the notes in exchange for 838 shares of the Company's common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 8,242 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

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

We have the following material commitments as of March 31, 2005:

                                                                        Payments due by periods
     --------------------------------------    --------------------------------------------------------------------------
                                                              Less than         One to        Four to        After five
     Contractual obligations                     Total         One year      three years      five years        years
     --------------------------------------    -----------    -----------    -------------    -----------    ------------
     Short-term debt related party                      8              8               -               -               -
     Short term debt - other                           36             36
     Long-term debt - related party                     3              -               3               -               -
     Long-term debt (1)                             1,723              -           1,723               -               -
     Operating lease commitments (2)                  642            380             262               -               -
                                               ----------- -- ----------- -- ------------- -- ----------- -- ------------
                                               ----------- -- ----------- -- ------------- -- ----------- -- ------------
     Total contractual cash obligations        $    2,412     $      424      $    1,988      $      -       $       -
                                               =========== == =========== == ============= == =========== == ============

     1. Long-term debt is net of approximately $2,088 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

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

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

Forward Looking Statements

     Certain statements contained in this quarterly report on Form 10-Q, including without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set fourth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and delineated as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2005.

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

Future Results and Stock Price Risk

     The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy in general, or market volatility unrelated to the Company's business and operating results.

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule

                     Communication Intelligence Corporation
                                 and Subsidiary
                    (In thousands, except per share amounts)
                                    FORM 10-Q

13a-14(c) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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





                                        COMMUNICATION INTELLIGENCE CORPORATION
                                      ------------------------------------------
                                                      Registrant



            May 10, 2005                   /s/ Francis V. Dane
-------------------------------  -----------------------------------------------
                Date                           Francis V. Dane
                                 (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)