Form 10-Q
period 2005-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2005-08-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________________________   to  _______________________________

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

Number of shares outstanding of the issuer's Common Stock as of August 11, 2005: 106,349,128.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2005	2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$3,980	$4,736
Accounts receivable, net	420	356
Deferred financing costs - current portion	201	272
Prepaid expenses and other current assets	134	105
Total current assets	4,735	5,469

Property and equipment, net	99	123
Patents and trademarks	4,474	4,663
Capitalized software development costs	213	32
Deferred financing costs - long term	268	502
Other assets	30	30
Total assets	$9,819	$10,819

Liabilities and Stockholders’ equity
Current liabilities:
Short-term debt - related party	$-	$8
Short-term debt - other	-	36
Accounts payable	267	241
Accrued compensation	257	258
Other accrued liabilities	337	400
Deferred revenue	510	458
Total current liabilities	1,371	1,401
Long-term debt - related party	-	5

Convertible notes, net of unamortized fair value assigned to the beneficial feature and warrants of $1,428 and $2,410 at June 30, 2005 and December 31, 2004, respectively	1,632	1,785
Total Liabilities	3,003	3,191

Minority interest	83	97

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock	1,039	1,014
Additional paid-in capital	88,321	87,231
Accumulated deficit	(82,466)	(80,544)
Accumulated foreign currency translation adjustment	(161)	(170)
Total stockholders’ equity	6,733	7,531

Total liabilities and stockholders' equity	$9,819	$10,819

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales:
Online/retail	$3	$47	$27	$88
Corporate	1,050	468	1,604	2,820
China	156	115	157	151
Total sales	1,209	630	1,788	3,059

Operating costs and expenses:
Cost of sales:
Corporate	29	4	50	11
China	-	7	1	33
Research and development	242	273	545	592
Sales and marketing	328	305	637	637
General and administrative	559	654	1,068	1,158
Total operating costs and expenses	1,158	1,243	2,301	2,431

Income (loss) from operations	51	(613)	(513)	628

Other income (expense)
Interest and other income (expense), net	(10)	(1)	(9)	(2)
Interest expense	(881)	(62)	(1,413)	(145)
Minority interest	6	(2)	13	8

Net Income (loss)	$(834)	$(678)	$(1,922)	$489
Basic and diluted income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$0.01
Weighted average common shares outstanding basic	102,382	100,776	102,034	100,439
Weighted average common shares outstanding diluted	102,382	100,776	102,034	100,842

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2004	101,412	$1,014	$87,231	$(80,544)	$(170)	$7,531

Shares issued on conversion of notes	838	9	379	-	-	388

Comprehensive loss
Net loss	-	-	-	(1,088)	-	(1,088)
Foreign currency translation adjustment	-	-	-	-	2	2
Total comprehensive loss						(1,086)
Balances as of March 31, 2005	102,250	$1,023	$87,610	$(81,632)	$(168)	$6,833

Shares issued on conversion of notes	1,618	$16	$701			$717

Shares issued for services	24		10			10

Comprehensive loss
Net loss				(834)		(834)
Foreign currency translation adjustment					7	7
Total comprehensive loss						(827)
Balances as of June 30, 2005	103,892	$1,039	$88,321	$(82,466)	$(161)	$6,733

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,922 $)	$489
Adjustments to reconcile net income (loss) to net cash provided by/ (used for) operating activities:
Depreciation and amortization	531	217
Amortization of discount on convertible notes	952	-
Provision for doubtful accounts	11	48
Loss on disposal of fixed assets	38	3
Changes in operating assets and liabilities:
Accounts receivable, net	(64)	195
Inventories	-	47
Prepaid expenses and other current assets	(29)	(32)
Accounts payable	26	27
Accrued compensation	(1)	(103)
Other accrued liabilities	(68)	(146)
Deferred revenue	52	177
Net cash provided by (used for) operating activities	(474)	922

Cash flows from investing activities: Acquisition of property and equipment	(35)	(34)
Capitalized software development costs	(193)	-
Net cash used for investing activities	(228)	(34)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	-	37
Proceeds from the exercise of stock options	-	10
Payments on short-term debt	(6)	(2)
Payments on long-term debt	(3)	-
Principal payments on capital lease obligations	(5)	(3)
Net cash provided by (used for) financing activities	(54)	42
Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash and cash equivalents	(756)	930
Cash and cash equivalents at beginning of period	4,736	1,039
Cash and cash equivalents at end of period	$3,980	$1,969

Supplemental Disclosure of Non Cash Financing Activities
Pay off of short-term debt through issuance of common stock	$	−	$750
Offering cost related to short-term debt	$	−	$60

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

The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (the “Company” or “CIC”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company’s results of operations and cash flows for the periods presented. The Company’s interim results are not necessarily indicative of the results to be expected for the entire year.

The Company develops and markets electronic signature software, biometric verification software for handwritten signatures and handwritten data entry software solutions aimed at emerging, large potential markets such as e-commerce, workflow automation, corporate security, smart handheld devices such as handheld computers & smartphones and the Palm OS aftermarket.

The Company’s core software technologies include electronic signature, biometric signature verification, cryptography, electronic ink recording tools (SignatureOne™, InkTools®, Sign-it®, iSign® and Sign-On®), operating systems extensions that enable pen input (PenX™) and multilingual handwriting recognition systems (Jot®) and the Handwriter® Recognition System, referred to as HRS™.

Other consumer and original equipment manufacturer (“OEM”) products include electronic notetaking (QuickNotes® and InkSnap®) and predictive text input, (WordComplete®). These products are designed to increase the ease of use, functionality and security of electronic devices with a primary focus on smart handheld devices such as handheld computers and smartphones.

The Company offers a wide range of multi-platform software products that enable or enhance pen-based computing. The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies".

Transaction and communication enabling technologies have been fundamental to the Company’s development of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. These technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication, heightened data security, and increased user productivity.

Natural input technologies are designed to allow users to interact with handheld devices, including PDA’s and smartphones, by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, and predictive text entry technologies.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At June 30, 2005, the Company’s accumulated deficit is approximately $82,466 and the Company has working capital of $3,364. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective January 2005, pursuant to a financing of convertible notes (See Note 8 of the condensed consolidated financial statements). There can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after December 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

In December 2004, the FASB issued two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a "special deduction" instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition. Accordingly, FSP FAS 109-1 and FSP FAS 109-2 are not currently expected to have any material impact on its consolidated financial statements. These FSPs were effective December 21, 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

2.         Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

Cash and cash equivalents consist of the following:

	June 30, 2005	December 31, 2004

Cash in bank	$931	$1,734
Money market	3,049	3,002
	$3,980	$4,736

3.         Accounts receivable concentration

For the six months ended June 30, 2005, one customer accounted for 38% of net accounts receivable. For the six months ended June 30, 2004, the same customer accounted for 41% of net accounts receivable.

4.         Patents

The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies. The Company believes that as of June 30, 2005 no impairment of the carrying values of the patents existed. Amortization of patent costs was $94 for each of the three months, and $189 for each of the six months ended June 30, 2005 and 2004, respectively.

5.         Short and Long-term debt - related party

In June 2003, the Company’s 90% owned joint venture, Communication Intelligence Computer Corporation, Ltd., (the “Joint Venture’) borrowed from one of its directors approximately $24 denominated in U. S. dollars to purchase equipment used in the Company’s operations. The note bore interest at the rate of 5% per annum, and was due in June 2006. In June 2005, the equipment was sold and the remaining principal balance was paid off. Principal payments on related party debt for the three months ended June 30, 2005, and 2004 was $11, and $2, respectively. For the six months ended June 30, 2005 and 2004, principal payments on related party debt were $13 and $2, respectively.

6.         Short-term debt - other

On April 20, 2004, the Company’s Joint Venture borrowed the aggregate equivalent of $36, denominated in Chinese currency, from a Chinese bank. The unsecured loan bears interest at 5.3% per annum. The note was paid in April 2005.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

7.         Deferred revenue

Deferred revenue is recorded for post-contract support and is recognized as revenue when costs are incurred or over the support period, generally twelve months, whichever is longer.

8.         Convertible Notes

In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), each dated as of October 28, 2004. The financing, a combination of debt and equity instruments, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, reimbursement of its legal fees and warrants. The commissions of approximately $285 and legal fees of $25 were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company is using the proceeds of the financing for working capital purposes.

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and six months ended June 30, 2005, the Company had amortized to interest expense approximately $812 and $1,272, respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $1,428 unamortized discount on the accompanying consolidated balance sheet. During the three and six months ended June 30, 2005, the investors converted $748 and $1,135, respectively, of the notes in exchange for 1,618 and 2,456, respectively, shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 6,624 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock. The Company paid approximately $142 of accrued interest associated with the convertible notes in May 2005.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

8.         Convertible Notes (continued)

The warrants discussed above expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive proceeds of approximately $1,845 if all of the warrants are exercised.

The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

Total interest paid during the three and six months ended June 30, 2005 was $143, and $144, respectively. Total interest paid during the three and six months ended June 30, 2004 was $100, and $184, respectively.

9.         Net income (loss) per share

The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net income (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three-month period ended June 30, 2005, 5,778 shares of common stock subject to outstanding options, 6,624 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be ant-dilutive. For the three month period ended June 30, 2004, 6,183 of shares of common stock subject to outstanding options were excluded from the calculation of dilutive earnings per share as the effect of these options is not dilutive.

	Three Months Ended
	June 30, 2005			June 30, 2004
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic income (loss) per share:
Income available to stockholders	$(834)	102,382	$(0.01)	$(678)	100,776	$(0.01)

Effect of dilutive securities
Stock options	-		-	-		-

Diluted income (loss)	$(834)	102,382	$(0.01)	$(678)	100,776	$(0.01)

For the six-month period ended June 30, 2005, 5,778 shares of common stock subject to outstanding options, 6,624 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the six month period ended June 30, 2004, 5,392 shares of common stock subject to outstanding options, were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company’s common stock

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

9.        Net income (loss) per share (continued)

	Six Months Ended
	June 30, 2005			June 30, 2004
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Income	Weighted Average Shares Outstanding	Per-Share Amount
Basic income (loss) per share:
Income available to stockholders	$(1,922)	102,034	$(0.02)	$489	100,439	$0.01

Effect of dilutive securities
Stock options	-		-	-	403	-

Diluted income (loss)	$(1,922)	102,034	$(0.02)	$489	100,842	$0.01

10.       Common Stock Options

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Financial Accounting Standards Board Statement No. 148. The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans. No stock based employee compensation expense is reflected in the consolidated statement of operations as all options granted had an exercise price equal to the market value of the Company’s common stock on the date of grant. The Company complies with the disclosure provisions of SFAS 123.

Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows:

	Three Months Ended
	June 30,	June 30,
	2005	2004
Net income (loss) available to stockholders:
As reported	$(834)	$(678)
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effect	-	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(116)	(73)
Pro forma	$(950)	$(751)

Basic and diluted net income (loss) per share available to stockholders:
As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

10.       Common Stock Options (continued)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Net income (loss) available to stockholders:
As reported	$(1,922)	$489
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effect	-	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(168)	(111)
Pro forma	$(2,090)	$378

Basic and diluted net income (loss) per share available to stockholders:
As reported	$(0.02)	$0.01
Pro forma	$(0.02)	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods:
•	risk-free interest rate of 3.91 for 2005, and 2.37% for 2004;
•	an expected life of 6.4 years for 2005, and 6.6 years for 2004
•	expected volatility of 90% for 2005 and 100% for 2004; and
•	dividend yield of 0% for all periods.

The Company expects to make additional option grants. The Company believes the above pro forma disclosures may not be representative of the pro forma effects on reported results of operations to be expected in future periods due to changes in interest rates, expected lives of current and future option grants and changes in the volatility of the price of the Company’s common stock in the market.

11.       Comprehensive income (loss)

Total comprehensive income (loss) was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$(834)	$(678)	$(1,922)	$489
Other comprehensive income:
Cumulative translation adjustment	7	2	9	3
Total comprehensive income (loss)	$(827)	$(676)	$(1,913)	$492

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

12.       Segment Information

The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of two revenue categories; eSignature and natural input/original equipment manufacturers (“OEM”). All handwriting recognition software is developed around the Company’s core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company’s products. The Company made the decision in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. All sales represent sales to external customers.

The accounting policies followed by the segments are the same as those described in the “Critical Accounting Policies.” Segment data includes revenues and allocated costs charged to each of the operating segments.

The tables below present information about reporting segments for the periods indicated:

	Three Months Ended June 30,
	2005			2004
	Handwriting Recognition	Systems Integration	Total	Handwriting Recognition	Systems Integration	Total

Revenues	$1,209	$-	$1,209	$624	$6	$630
Income (loss) from Operations	$51	$-	$51	$(616)	$3	$(613)
Significant change in total long lived assets from year end	$-	$-	$-	$-	$-	$-

	Six Months Ended June 30,
	2005			2004
	Handwriting Recognition	Systems Integration	Total	Handwriting Recognition	Systems Integration	Total

Revenues	$1,788	$-	$1,788	$3,022	$37	$3,059
Income (loss) from Operations	$(513)	$-	$(513)	$620	$8	$628
Significant change in total long lived assets from year end	$-	$-	$-	$-	$-	$-

For the three months ended June 30, 2005 and 2004, one customer accounted for 40% and 29% of total handwriting recognition segment revenue, respectively. For the six months ended June 30, 2005 and 2004, one customer accounted for 27% and 66% of total handwriting recognition segment revenue, respectively.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

12.       Segment Information (continued)

For the three and six months ended June 30, 2005 there was no system integration revenues recorded. For the three and six months ended June 30, 2004, one customer accounted for 70% and 40% of system integration revenues, respectively.

13.       Commitments and contingencies

In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company’s patents, that such patents are invalid or unenforceable, and that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to Interlink Electronics, Inc. The complaint also alleged unfair competition under California law. No specific monetary claim is set forth in the complaint. On March 3, 2005, the Company responded to the complaint, denying all allegations, and filed counterclaims against Valyd, Inc. The counterclaims assert that Valyd, Inc. is infringing certain of the Company’s patents and asked for treble damages, alleging that the infringement is willful, deliberate and in conscious disregard of CIC’s rights. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company’s financial position or its results of operations. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

14.	Subsequent event

Since June 30, 2005, the note holders have converted $1,135 of additional notes into 2,457 shares of common stock. Since the closing on November 2, 2004, the note holders have converted an aggregate of $2,270 of notes into 5,021 shares of the Company’s common stock. There are $1,925 of convertible notes remaining representing 4,059 shares of the Company’s common stock.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2004.

Overview

The Company was incorporated in Delaware in October 1986. In each year since its inception, except for 2004, the Company has incurred losses. For the five-year period ended December 31, 2004, operating losses aggregated approximately $7,792 and at December 31, 2004 the Company's accumulated deficit was approximately $80,544. At June 30, 2005, the Company’s accumulated deficit was approximately $82,466.

Total revenue of $1,209 for the quarter ended June 30, 2005 increased 92% compared to revenues of $630 in the corresponding quarter of the prior year. The increase in revenue is due primarily to license agreements, with Snap-On Credit LLC and Software House International, Inc. aggregating approximately $ 576. Total revenues of $1,788 for the six months ended June 30, 2005, decreased 42% compared to revenues of $3,059 in the corresponding six months of the prior year. Total revenue for eSignature solutions of $1,761 for the six months ended June 30, 2005, decreased 29% or $732, compared to eSignature revenue of $ 2,493 in the corresponding six months of the prior year. This decrease in revenue is primarily attributable to a $2,000 order from Wells Fargo in the first quarter of the prior year. Total revenue of $1,788 for the six months ended June 30, 2005 is primarily attributable to American General Life, Bell South, Duncan Management, eCom Asia Pacific, Everypath, GE, Integrasis, JB Hunt Transport, Misys Healthcare, PalmSource, Prudential, Snap-On Credit, State Farm and Wells Fargo.

Revenues for the six months ended June 30, 2005 include new markets and applications that the Company’s SignatureOne product platform has made possible. SignatureOne, recipient of the BiometriTech 2004 product of the year award in June 2005, provides patented technology that supports a wide range of eSignature methods in addition to our handwritten biometric signature verification. These orders include new applications with end users as well as new applications with partners embedding our software into their total software solutions which will provide us an ongoing stream of quarterly royalty revenues. SignatureOne, by meeting the need for accommodating the various eSignature methods, is now the focal point for continued penetration and deployments in the financial services industry. In addition, SignatureOne played a key role in the new eCom Asia agreement enabling a return to profitability for CIC China in the 2nd quarter 2005 and the potential for continued sales growth in that emerging market. Deploying and maintaining the worldwide market presence and sales coverage necessary to achieve sustained sales and earnings growth is the company’s primary challenge.

The net loss for the quarter ended June 30, 2005 was $834, which included $812 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, compared with a net loss of $678 in the corresponding prior year period. Operating expenses decreased approximately 8% or $103, from $1,232 to $1,129 for the three months ended June 30, 2004, compared to the prior year period. The decrease primarily reflects the decrease in administrative expenses. The net loss for the six months ended June 30, 2005 of $1,922, which included $1,272 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, represents an increase of $2,411 compared to the net income of $489 in the corresponding six months of the prior year. The increase in the net loss is primarily due to the non-cash amortization expenses and lower revenues.

Key growth drivers have merged to accelerate the deployment of electronic transactions worldwide, including both the increasing awareness and reality of the significant benefits of the paperless environment, increasing competitive and cost pressures on companies and government agencies, and most recently, the emerging economic recovery increasing pent-up demand for IT expenditures. The intuitively obvious, non-intrusive nature of handwritten eSignatures has emerged as a key factor in achieving the significant benefits that can be derived from secure, signature dependent, legally binding eTransactions in the financial service industry and is beginning to penetrate Healthcare, ePrescriptions and other industry segments. The introduction of SignatureOne and updated Sign-it products, in the first quarter of 2004, significantly expands CIC‘s market

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, accounting for product returns, allowance for doubtful accounts, and intangible asset impairments. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by our management in the preparation of the consolidated financial statements.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The adoption of SAB 104 did not impact the consolidated financial statements.

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

We perform intangible asset impairment analysis on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"). We use SFAS 144 in response to changes in industry and market conditions that affect our patents, we then determine if an impairment of our assets has occurred. Based on the impairment analysis of the intangible assets, no impairment existed as of June 30, 2005.

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

Net foreign currency transaction gains and losses are included as components of “interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three and six months ended June 30, 2005 and 2004, respectively. The Company believes that the recent change in the method China uses to value its currency will not have a material impact on the Company’s financial statements.

Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at June 30, 2005 based upon the Company's history of losses.

Segments

We report in two segments: handwriting recognition and systems integration. Handwriting recognition includes online/retail revenues and corporate sales, including eSignature and natural input/original equipment manufacturers ("OEM") revenues. Handwriting recognition represents the sale of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. It also includes the sale of natural input technologies that are designed to allow users to interact with handheld devices. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through our direct sales force to individual or enterprise end users (see discussion under revenues - Handwriting recognition). We also license a version of our handwriting recognition software to OEMs. The handwriting recognition software is included as part of the OEMs’ product offerings. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

System integration represents the sale and installation of third party computer equipment and systems that utilize our products. System integration sales are derived through a direct sales force which then develops a system to utilize our software based on the customer’s requirements. Systems integration sales are accomplished solely through our Joint Venture. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. The Company made the decision in late 2003 not to continue in or expand this low margin, labor intensive business, which would have required significant increases in base costs to provide turn-key capabilities.

Results of Operations

The following table provides unaudited financial information for each of our two segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment sales:
Handwriting recognition
Online/retail	$3	$47	$27	$88
Corporate	1,050	468	1,604	2,820
China	156	109	157	114
Total handwriting recognition	$1,209	$624	$1,788	$3,022

Systems integration	−	6	−	37
Total sales	$1,209	$630	$1,788	$3,059
Cost of Sales
Handwriting recognition	$29	$8	$51	$15
Systems integration	-	3	-	29
Total cost of sales	$29	$11	$51	$44

Operating cost and expenses
Research and development	$242	$273	$545	$592
Sales and Marketing	328	305	637	637
General and administrative	559	654	1,068	1,158
Total operating costs and expenses	$1,129	$1,232	$2,250	$2,387

Interest and other income (expense), net	$(4)	$(3)	$4	$6
Interest expense	(881)	(62)	(1,413)	(145)

Net income (loss)	$(834)	$(678)	$(1,922)	$489

Amortization of intangible assets
Cost of sales	$17	$-	$20	$-
General and administrative	94	94	189	189
Total amortization of intangible assets	$112	$94	$209	$189

Sales

Handwriting recognition.

Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues increased 94%, or $585, to $1,209 for the three months ended June 30, 2005, as compared to $624 in the prior year period. For the six month period ended June 30, 2005, Handwriting recognition revenues decreased 41% or $1,234, to $1,788, as compared to $3,022 in the prior year period. The changes to Handwriting recognition revenues are discussed more fully below.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Online/retail revenues decreased 94%, or $44, to $3 for the three months ended June 30, 2005, as compared to $47 in the prior year period. For the six months ended June 30, 2005, online/retail revenues decreased 69%, or $61, to $27, as compared to $88 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC’s Jot® handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of units that would be upgraded to older units. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be the de facto standard, embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers. In addition, major device manufacturers, such as Sony-Ericsson, continue to embed Jot in their products. These events dramatically reduced the demand for our text entry products sold directly to end users via retail and online outlets.

Corporate revenues increased 124%, or $582, to $1,050 for the three months ended June 30, 2005, as compared to $468 in the prior year period. For the six months ended June 30, 2005 corporate revenues declined 43%, or $1,216, to 1,604, as compared to $2,820 in the prior year period. The changes to corporate revenues are discussed below.

OEM and channel partner sales included in corporate revenues, increased 86%, or $221, to $478, for the three months ended June 30, 2005 compared to $257 in the prior year period. For the six months ended June 30 2005, OEM and channel partner sales increased 31%, or $168, to $703, compared to $535 in the prior year period. The increase in OEM and channel partner sales for the three and six months ended June 30, 2005, is due primarily to an order in the second quarter from one of its resellers for CIC’s Sign-it® for Acrobat product for use by a major telecommunications company. The Company expects channel partner and OEM sales to increase in the future as new channel partners and OEM customers are identified and new agreements are signed. eSignature revenues included in corporate sales increased 171%, or $361, to $572, for the three months ended June 30, 2005, as compared to $211 in the prior year period. The increase in sales for the three months ended June 30, 2005 was due primarily to a one year, renewable license agreement, with Snap-On Credit LLC, that focuses on enabling mobile workforces. For the six months ended June 30, 2005 eSignature sales decreased 61% or $1,384, to $901, as compared to $2,285 in the prior year period. The decrease in eSignature sales for the six months ended June 30, 2005 compared to the prior period was due primarily to the sale of the Company’s eSignature products to Wells Fargo Bank in the first quarter ended March 31, 2004. The Company believes that the sales of smaller pilot deployments to customers, of its products, will lead to greater sales in future periods as the customers roll out their applications on a wider scale. The Company believes that corporate eSignature revenues will increase in the near term as the customers begin their roll outs and corporate IT spending increases as the economy strengthens. However the timing of customer product roll outs is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

Software sales in China increased 43% or $47, to $156, for the three months ended June 30, 2005, as compared to $109 in the prior year period. For the six months ended June 30, 2005, software sales in China increased 38%, or $43 to $157, as compared to $114 in the prior year period. The increase in China software sales was due to a new agreement with eCom Asia Pacific Pty Ltd (“eCom”). The new agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. This agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is targeted to achieve our objective of establishing enhanced sales coverage in China leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company believes that the channel partner strategy will deliver increasing and sustained sales growth through the third quarter of 2005 and beyond.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Systems Integration.

System integration segment revenue declined 100%, or $6, to $0, for the three months ended June 30, 2005, as compared to $6 in the prior year period. For the six months ended June 30, 2005, System integration segment revenue declined 100%, or $37, to $0, as compared to $37 in the prior year period. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Cost of Sales

Handwriting recognition.

Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment increased 263%, or $21, to $29, for the three months ended June 30, 2005, as compared to $8 in the prior year period. For the six months ended June 30, 2005, handwriting recognition cost of sales increased 240% or $36, to $51, as compared to $15 in the prior year period. The increase is primarily due to the increase in development contract work completed during the three and six months ended June 30, 2005 compared to the prior year periods. Cost of sales may increase in the future depending on the amount of engineering labor included in cost of sales associated with custom software development and third party hardware sold with the Company’s software as a complete package.

Online/retail cost of sales remained flat during the three and six month periods ended June 30, 2005, as compared to the prior year periods. The Company does not anticipate a material increase is costs associated with the online/retail sales.

eSignature and OEM cost of sales increased 625%, or $25, to $29 for the three months ended June 30, 2005, as compared to $4 in the prior year period. The increase was due to direct engineering labor charges associated with contract development revenues. For the six months ended June 30, 2005, OEM and eSignature cost of sales increased 355%, or $39, to $50, as compared to $11 in the prior year period. The increase is primarily due to engineering labor cost as discussed above. Handwriting recognition cost of sales will be influenced in the future periods by third party hardware costs that could be sold with the Company’s software solutions, engineering direct labor associated with contract development revenues and the amortization of capitalized software development costs.

China handwriting recognition segment cost decreased 100%, or $4, to $0 for the three months ended June 30, 2005, as compared to $4 in the prior year period. For the six month period ended June 30, 2005, China handwriting recognition cost of sales decreased 75%, or $3, to $1, as compared to $4 in the prior year period. The decrease is due to less third party hardware sold with the Company’s software products during the three and six months ended June 30, 2005. It is expected that cost of sales will remain low for the foreseeable future as the current trend has been in the sale of software solutions through channel partners with little third party hardware costs.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Systems Integration.

System integration segment cost of sales declined 100%, or $3, to $0 for the three months ended June 30, 2005, as compared to $3 in the prior year. For the six months ended June 30, 2005, cost of sales decreased 100%, or $29, to $0, as compared to $29 in the prior year period. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would have required significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Operating expenses

Research and Development Expenses. Research and Development expense decreased 11%, or $31, to $242 for the three months ended June 30, 2005, as compared to $273 in the prior year period. For the six months ended June 30, 2005, engineering expenses decreased 8%, or $47, to $545 as compared to $592 in the prior year. Engineering expenses consists primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense increased 32%, or $68, to $279 for the three months ended June 30, 2005, as compared to $211 in the prior year period. For the six months ended June 30, 2005, engineering salaries increased 23%, or $98, to $528, as compared to $430 in the prior year period. The increase is due primarily to the increase of two engineers compared to the prior year periods. Outside engineering cost and expenses increased 100%, or $1, to $1 for the three months ended June 30, 2005, compared to $0 in the prior year period. For the six months ended June 30, 2005 outside engineering costs increased 100%, or $56 to $56, as compared to $0 in the prior year period. The increase was due primarily to the utilization of outside engineering services to complete several projects compared to the prior year. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on its services, as required, which could have a material effect on the amount of outside engineering expense reported. Facilities allocation increased 25%, or $14, to $70 for the three months ended June 30, 2005, compared to $56 in the prior year period. For the six months ended June 30, 2005, facilities allocation increased 25%, or $28, as compared to $112 in the prior year period. Increased engineering head count is the primary reason for the increased facilities allocation. Capitalized software development costs increased 100%, or $90 and $189 for the three and six month periods ended June 30, 2005, as compared to $0 in the prior year periods. The increase in capitalized software development was due to new product development and significant upgrades and enhancements being made to the Company’s natural input and eSignature products. Capitalization of software development costs is expected to be consistent with the increased amounts reported for the three and six months ended June 30, 2005 for the foreseeable future. Engineering costs transferred to cost of sales increased 100%, or $10, to $10 for the three months ended June 30, 2005, compared to $0 in the prior year period. For the six months ended June 30, 2005, engineering costs transferred to cost of sales increased 100% or $21 to $21, as compared to $0 in the prior year. The increase is due to development services purchased by a customer in the current three and six month periods.

Sales and Marketing Expenses. Sales and marketing expenses increased 8%, or $23, to $328 for the three months ended June 30, 2005, compared to $305 in the prior year period. For the six months ended June 30, 2005, sales and marketing expense was flat. Sales and marketing expenses consists of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expense increased 1%, or $2, to $150 for the three months ended June 30, 2005, as compared to $148 in the prior year period. For the six months ended June 30, 2005, sales and marketing salaries increased 7%, or $18, to $280, as compared to $262 in the prior year period. The increase in salaries and related expense was due primarily to the increase of two sales employees and, to a lesser extent, increases in employee salaries. Recruiting expense decreased 43%, or $6, to $8 for the three months ended June 30, 2005, compared to $14 in the prior year period. For the six months ended June 30, 2005, recruiting expenses increased 124%, or $42, to $76, as compared to $34 in the prior year period. The Company expects that recruiting expense will remain at an increased level compared to the prior year as it continues staffing the sales and marketing departments. Professional service expense increased 100%, or $1, to $1 for the three months ended June 30, 2005, compared to $0 in the prior year period. Professional services increased 100%, or $21, to $21 for the six months ended June 30, 2005, compared to $0 in the prior year period. The increase is due to the sponsoring of health care focus groups for the eSignature market. Commission expense decreased 379%, or $53, to $67 for the three months ended June 30, 2005, compared to $14 in the prior year period. The increase in commission expense was due primarily to the increase in revenues compared to the prior year. For the six months ended June 30, 2005, commission expense decreased 39%, or $50, to $78, as compared to $128 in the prior year. The decrease in the revenue over the six month period is due to lower sales. Other expense, including general office and allocated facilities expenses declined 21%, or $27, to $102 for the three months ended June 30, 2005, compared to $129 in the prior year period. For the six months ended June 30, 2005, other expenses decreased 15%, or $31, to $182, as compared to $213 in the prior year period. The decrease is due to reductions in selling costs of the Joint Venture. The Company anticipates that sales and marketing expenses will continue to increase in the near term as the Company strengthens its sales efforts through increasing headcount to pursue new opportunities in the eSignature market space. The Company continues to pursue a channel strategy for its eSignature products. The Company believes the channel strategy, along with its current and potential partners, will produce increasing revenues in the near term.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

General and Administrative Expenses. General and administrative expenses decreased 15%, or $95, to $559, for the three months ended June 30, 2005, compared to $654 in the prior year period. For the six months ended June 30, 2005, general and administrative expenses decreased 8%, or $90, to $1,068 as compared to $1,158 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 5%, or $9, to $194 for the three months ended June 30, 2005, compared to $185 in the prior year period. For the six months ended June 30, 2005, salaries expense increased 4%, or $15, to $378 as compared to $363 in the prior year period. The increase was due primarily to increases in employee salaries. Professional service expenses, which include consulting, legal and outside accounting fees, increased 36%, or $77, to $288 for the six months ended June 30, 2005, compared to $211 in the prior year period. The increase was due primarily to an increase in legal fees associated with the infringement litigation incurred by the Company in protecting its patented intellectual property during the six months ended June 30, 2005, compared to the prior year. The Company’s bad debt expense decreased 61%, or $17, to $11 for the three months ended June 30, 2005, compared to $28 in the prior year period. For the six months ended June 30, 2005, bad debt expense decreased 68%, or $23, to $11, as compared to $$34 in the prior year period. The decrease was due to adequate coverage for the slow payment cycle of channel partner receivables of the Joint Venture. At this time, the Company believes that its provision for bad debts is adequate. Insurance expense decreased 36%, or $13, to $23 for the three months ended June 30, 2005, compared to $36 in the prior year period. For the six months ended June 30, 2005, insurance expense decreases 35%, or $25, as compared to the prior year period. The decrease is due to reduced premiums for the Company’s general and D&O insurance policies compared to the prior year. Other administrative expenses decreased 29%, or $74, to $180 for the three months ended June 30, 2005, as compared to $254 in the prior year period. For the six months ended June 30, 2005, other expenses decreased 28%, or $134, to $344, as compared to $478 in the prior year period. The decrease was due primarily to spending reductions by the joint venture and reduced allocations due to increases in the head count in other areas of the Company. The Company believes that its General and Administrative expenses will remain fairly stable for the near term.

Interest and other income (expense), net

Interest and other income (expense), net increased 900%, or $9, to $10 for the three months ended June 30, 2005, compared to the same prior year period. The increase was due to the disposal of fixed assets in the Joint Venture offset by higher cash balances earning interest than in the prior year period. For the Six months ended June 30, 2005, interest and other income (expense), net increased $7 as compared to the prior year. This increase is primarily due to the disposal of fixed assed discussed above.

Interest expense

Interest expense increased 1320%, or $819, to $881 for the three months ended June 30, 2005, compared to $62 in the prior year period. The increase was primarily due to non-cash charges for the amortization of prepaid financing costs, and warrant and beneficial conversion feature costs associated with the convertible notes (See Note 8 of the condensed consolidated financial statements). For the six months ended June 30, 2005, interest expense increased 874%, or $1,268, to $1,413, as compared to $145 in the prior year period. The increase is primarily due to the non-cash charges discussed above. The Company will be required to amortize an additional $1,897 to interest expense over the life of the convertible notes or sooner if the notes are converted before the due date.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Liquidity and Capital Resources

At June 30, 2005, cash and cash equivalents totaled $3,980 compared to cash and cash equivalents of $4,736 at December 31, 2004. The decrease in cash was primarily due to cash used in operating activities of $474, acquisition of property and equipment amounting to $35, capitalization of software development costs of $193 and payments of long term debt and capital lease obligations of $54. Total current assets were $4,735 at June 30, 2005, compared to $5,469 at December 31, 2004. As of June 30, 2005, the Company's principal sources of funds included its cash and cash equivalents aggregating $3,980.

Accounts receivable increased $64 for the six months ended June 30, 2005 compared to the December 31, 2004 balance, due primarily to the increase in recurring maintenance billings and sales compared to the prior quarter. The Company expects the development of the eSignature market will result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter.

Deferred financing costs, including the current and non-current portion, decreased $305 over the six months ended June 30, 2005 as the result of amortization to interest expense.

Prepaid expenses and other current assets increased $29 for the six months ended June 30, 2005, compared to December 31, 2004, due to annual fees or maintenance and support costs added to the prepaid accounts over the six months. Generally, annual insurance premiums and maintenance and support fees are prepaid in December and June of each year and, therefore, the balances typically begin to decrease in the first and third quarters as the prepaid balances are amortized.

Accounts payable increased $26 for the six months ended June 30, 2005, compared to December 31, 2004, due to increased professional fees for engineering and recruiting utilized during the quarter. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution.

Current liabilities, which include deferred revenue, were $1,371 at June 30, 2005, compared to $1,401 at December 31, 2004. Deferred revenue, totaling $510 at June 30, 2005, compared to $458 at December 31, 2004, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

On November 2, 2004, the Company closed an unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), each dated as of October 28, 2004. The financing, a combination of debt and equity instruments, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, reimbursement of legal fees and warrants. The commissions of approximately $285 and legal fees of $25 were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company is using the proceeds of the financing for working capital purposes.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and six months ended June 30, 2005, the Company had amortized to interest expense approximately $812 and $1,272, respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $1,428 unamortized discount on the accompanying consolidated balance sheet. During the three and six months ended June 30, 2005, the investors converted $748 and $1,135, respectively, of the notes in exchange for 1,618 and 2,456, respectively, shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 6,624 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock. The Company paid approximately $142 of accrued interest associated with the convertible notes in May 2005.

The above warrants expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive proceeds of approximately $1,845 if all of the warrants are exercised.

The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The Company has the following material commitments as of June 30, 2005:

	Payments due by periods
Contractual obligations	Total	Less than one year	One to three years	Four to five years

Long-term debt (1)	$1,632	$-	$1,632	$-
Capital Lease Obligations	9	9	-	-
Operating lease commitments (2)	549	380	169	-

Total contractual cash obligations	$2,190	$389	$1,801	$-

1.	Long-term debt is net of approximately $1,428 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.	The operating lease commenced on November 1, 2002. The cost of the lease will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

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

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set fourth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and delineated as follows:

•	Technological, engineering, manufacturing, quality control or other circumstances which could delay the sale or shipment of products;
•	Economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company’s business;
•
The Company’s inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

•	General economic and business conditions and the availability of sufficient financing.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and six months ended June 30, 2005.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

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

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II-Other Information

Item 1. Legal Proceedings

In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company’s patents, that such patents are invalid or unenforceable, that CIC is equitably estopped from asserting infringement of such patents against Valyd, Inc., that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to Interlink Electronics, Inc., and that the Company has engaged in unfair competition under California law. No specific monetary claim is set forth in the complaint. On March 3, 2005, the Company responded to the complaint, denying all allegations, and filed counterclaims against Valyd, Inc. The counterclaims assert that Valyd, Inc. is infringing certain of the Company’s patents and asked for treble damages, alleging that the infringement is willful, deliberate and in conscious disregard of CIC’s rights. Valyd, Inc. has withdrawn its allegation that certain of the Company's patents are unenforceable. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company’s financial position or its results of operations. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

Item 2. Change in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 27, 2005. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 96,984,564 shares, or 94.85% of the eligible outstanding Common Stock of the Company. One proposal was voted upon by the stockholders. The proposal and the voting results are as follows:

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Proposal 1

The five persons listed below received the most votes in favor of election at the annual meeting and, accordingly were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed.

Name	For
Guido DiGregorio	95,417
Michael Farese	95,699
Louis P. Panetta	95,693
C. B. Sung	96,173
David E. Welch	95,736

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 11, 2005	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)