Form 10-Q
period 2005-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2005-11-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2005

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

Number of shares outstanding of the issuer's Common Stock as of November 10, 2005: 106,542,561.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2005	2004
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$3,091	$4,736
Accounts receivable, net	794	356
Deferred financing costs - current portion	125	272
Prepaid expenses and other current assets	203	105
Total current assets	4,213	5,469

Property and equipment, net	107	123
Patents and trademarks	4,380	4,663
Capitalized software development costs	265	32
Deferred financing costs - long term	136	502
Other assets	30	30
Total assets	$9,131	$10,819

Liabilities and Stockholders’ equity
Current liabilities:
Short-term debt - related party	$-	$8
Short-term debt - other	-	36
Accounts payable	287	241
Accrued compensation	228	258
Other accrued liabilities	388	400
Deferred revenue	673	458
Total current liabilities	1,576	1,401
Long-term debt - related party	-	5

Convertible notes, net of unamortized fair value assigned to the beneficial conversion feature and warrants of $798 and $2,410 at September 30, 2005 and December 31, 2004, respectively	1,120	1,785
Total Liabilities	2,696	3,191

Minority interest	78	97

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock	1,064	1,014
Additional paid-in capital	89,444	87,231
Accumulated deficit	(84,035)	(80,544)
Accumulated foreign currency translation adjustment	(116)	(170)
Total stockholders’ equity	6,357	7,531

Total liabilities and stockholders' equity	$9,131	$10,819

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales:
Online/retail	$-	$21	$27	$109
Corporate	575	3,645	2,179	6,465
China	32	3	189	154
Total sales	607	3,669	2,395	6,728

Operating costs and expenses:
Cost of sales:
Corporate	28	6	78	17
China	-	-	1	33
Research and development	283	326	828	918
Sales and marketing	307	394	944	1,031
General and administrative	666	690	1,734	1,848
Total operating costs and expenses	1,284	1,416	3,585	3,847

Income (loss) from operations	(677)	2,253	(1,190)	2,881

Other income (expense)
Interest and other income (expense), net	(24)	2	(33)	-
Interest expense	(37)	(117)	(178)	(262)
Amortization of loan discount and deferred financing cost (Note 8)	(837)	-	(2,109)	-
Minority interest	6	7	19	15

Net Income (loss)	$(1,569)	$2,145	$(3,491)	$2,634
Basic and diluted income (loss) per common share	$(0.01)	$0.02	$(0.03)	$0.03
Weighted average common shares outstanding - basic	106,093	101,368	103,401	100,751
Weighted average common shares outstanding - diluted	106,093	101,819	103,401	101,202

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2004	101,412	$1,014	$87,231	$(80,544)	$(170)	$7,531

Shares issued on conversion of notes	838	9	379	-	-	388

Comprehensive loss
Net loss	-	-	-	(1,088)	-	(1,088)
Foreign currency translation adjustment	-	-	-	-	2	2
Total comprehensive loss						(1,086)
Balances as of March 31, 2005	102,250	$1,023	$87,610	$(81,632)	$(168)	$6,833

Shares issued on conversion of notes	1,618	$16	$701			$717

Shares issued for services	24		10			10

Comprehensive loss
Net loss				(834)		(834)
Foreign currency translation adjustment					7	7
Total comprehensive loss						(827)
Balances as of June 30, 2005	103,892	$1,039	$88,321	$(82,466)	$(161)	$6,733

Shares issued on conversion of notes	2,474	25	1,118			1,143
Shares issued on exercise of stock options	14	-	5			5

Comprehensive loss
Net loss				(1,569)		(1,569)
Foreign currency translation adjustment					45	45
Total comprehensive loss						(1,524)
Balances as of September 30, 2005	106,380	$1,064	$89,444	$(84,035)	$(116)	$6,357

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,491)	$2,634
Adjustments to reconcile net income (loss) to net cash provided by/ (used for) operating activities:
Depreciation and amortization	353	333
Amortization of discount on convertible notes	1,612	-
Deferred financing costs	513
Provision for doubtful accounts	-	178
Loss on disposal of fixed assets	38	4
Changes in operating assets and liabilities:
Accounts receivable, net	(438)	(3,299)
Inventories		47
Prepaid expenses and other current assets	(98)	(125)
Accounts payable	46	(86)
Accrued compensation	(30)	140
Other accrued liabilities	(12)	(128)
Deferred revenue	215	342
Net cash (used for) provided by operating activities	(1,292)	40

Cash flows from investing activities: Acquisition of property and equipment	(57)	(32)
Capitalized software development costs	(233)	-
Net cash used for investing activities	(290)	(32)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	-	3,537
Proceeds from the exercise of stock options	5	40
Payments on short-term debt	(44)	(3,000)
Payments on long-term debt	(5)	(7)
Offering Costs	-	(60)
Principal payments on capital lease obligations	(7)	(6)
Net cash (used for) provided by financing activities	(51)	504
Effect of exchange rate changes on cash	(12)	2

Net (decrease) increase in cash and cash equivalents	(1,645)	510
Cash and cash equivalents at beginning of period	4,736	1,039
Cash and cash equivalents at end of period	$3,091	$1,549

Supplemental Disclosure of Non Cash Financing Activities
Pay off of short-term debt through issuance of common stock	$-	$750
Convertible Notes converted to common stock	$2,277	$-
Supplementary disclosure of cash flow information
Interest paid	$144	$262
Income taxes	$39	$2

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

1. Interim financial statements and basis of presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated financial statements of Communication Intelligence Corporation and its subsidiary (the “Company” or “CIC”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company’s results of operations and cash flows for the periods presented. The Company’s interim results are not necessarily indicative of the results to be expected for the entire year.

The Company develops and markets electronic signature software, biometric verification software for handwritten signatures and handwritten data entry software solutions aimed at emerging, large potential markets such as e-commerce, workflow automation, corporate security, smart handheld devices such as handheld computers & smartphones and the Palm OS aftermarket.

The Company’s core software technologies include electronic signature, biometric signature verification, cryptography, electronic ink recording tools (SignatureOne™, InkTools®, Sign-it®, iSign® and Sign-On®), operating systems extensions that enable pen input (PenX™) and multilingual handwriting recognition systems (Jot®) and the Handwriter® Recognition System.

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

Transaction and communication enabling technologies have been fundamental to the Company’s development of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. These technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions while providing greater functional user authentication, heightened data security, and increased user productivity.

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

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At September 30, 2005, the Company’s accumulated deficit was approximately $84,035 and the Company had working capital of $2,637. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective January 2005, pursuant to a financing of convertible notes (See Note 8 of the condensed consolidated financial statements). There can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Management does not expect the implementation of this new standard to have a material impact on its historical or future computations of diluted earnings per share.

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

On August 31, 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R." In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The FSP includes transition guidance for those entities that have already adopted Statement 123R in their financial statements.

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

2. Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

Cash and cash equivalents consist of the following:

	September 30, 2005	December 31, 2004
	Unaudited
Cash in bank	$185	$1,734
Money market	2,906	3,002
	$3,091	$4,736

3. Accounts receivable concentration

For the nine months ended September 30, 2005, four customers accounted for 82% of net accounts receivable. For the nine months ended September 30, 2004, one customer accounted for 91% of net accounts receivable.

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

Management recognizes that revenues have declined based on the comparable prior periods. Management believes that the change is temporary based upon historical experience of the time involved to close large sales transactions. While the Company believes that as of September 30, 2005 there was no impairment on the carrying values of the patents, management has decided to obtain an independent valuation to confirm their assertion. Amortization of patent costs was $95 for each of the three month, and $284 for each of the nine month periods ended September 30, 2005 and 2004.

5. Short and Long-term debt - related party

In June 2003, the Company’s 90% owned joint venture, Communication Intelligence Computer Corporation, Ltd., (the “Joint Venture’) borrowed from one of its directors approximately $24 denominated in U. S. dollars to purchase equipment used in the Company’s operations. The note bore interest at the rate of 5% per annum, and

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

5. Short and Long-term debt - related party (continued)

was due in June 2006. In June 2005, the equipment was sold and the remaining principal balance was paid off. Principal payments on related party debt for the three months ended September 30, 2005, and 2004 was $0, and $2, respectively. For the nine months ended September 30, 2005 and 2004, principal payments on related party debt were $13 and $6, respectively.

6.  Short-term debt - other

On April 20, 2004, the Company’s Joint Venture borrowed the aggregate equivalent of $36, denominated in Chinese currency, from a Chinese bank. The unsecured loan bore interest at 5.3% per annum. The note was paid in April 2005.

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

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and nine months ended September 30, 2005, the Company had amortized to interest expense

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

8. Convertible Notes (continued)

approximately $837 and $2,109, respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $798 unamortized discount on the accompanying consolidated balance sheet. During the three and nine months ended September 30, 2005, the investors converted $1,143 and $2,277, respectively, of the notes in exchange for 2,474 and 4,930, respectively, shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 4,151 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock. The Company paid approximately $142 of accrued interest associated with the convertible notes in May 2005.

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

Total interest paid during the three and nine months ended September 30, 2005 was $0, and $144, respectively. Total interest paid during the three and nine months ended September 30, 2004 was $287, and $471, respectively.

9. Net income (loss) per share

The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net income (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three-month period ended September 30, 2005, 6,343 shares of common stock subject to outstanding options, 4,151 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the three month period ended September 30, 2004, 4,937 of shares of common stock subject to outstanding options were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company’s common stock.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

9. Net income (loss) per share (continued)

	Three Months Ended
	September 30, 2005			September 30, 2004
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Income	Weighted Average Shares Outstanding	Per-Share Amount
Basic income (loss) per share:
Income (loss) available to stockholders	$(1,569)	106,903	$(0.01)	$2,145	101,368	$0.02
Effect of dilutive securities
Stock options	-	-	-	-	451	-

Diluted income (loss)	$(1,569)	106,093	$(0.01)	$2,145	101,819	$0.02

For the nine-month period ended September 30, 2005, 6,343 shares of common stock subject to outstanding options, 4,151 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the Nine-month period ended September 30, 2004, 4,937 shares of common stock subject to outstanding options, were excluded from the calculation of dilutive earnings per share because the exercise price of such options was greater than the average market price of the Company’s common stock.

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Income	Weighted Average Shares Outstanding	Per-Share Amount
Basic income (loss) per share:
Income (loss) available to stockholders	$(3,491)	103,401	$(0.03)	$2,634	100,751	$0.03
Effect of dilutive securities
Stock options	-	-	-	-	451	-

Diluted income (loss)	$(3,491)	103,401	$(0.03)	$2,634	101,202	$0.03

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

Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004
Net income (loss) available to stockholders:
As reported	$(1,569)	$2,145
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effect	-	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(334)	(108)
Pro forma	$(1,903)	$2,037

Basic and diluted net income (loss) per share available to stockholders:
As reported	$(0.01)	$0.02
Pro forma	$(0.02)	$0.02

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net income (loss) available to stockholders:
As reported	$(3,491)	$2,634
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effect	-	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(502)	(219)
Pro forma	$(3,993)	$2,415

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

10. Common Stock Options (continued)

Nine Months Ended
September 30,	September 30,
2005	2004

Basic and diluted net income (loss) per share available to stockholders:
As reported	$(0.03)	$0.03
Pro forma	$(0.04)	$0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods:
•	risk-free interest rate of 4.10% for 2005, and 2.29% for 2004;
•	an expected life of 7.0 years for 2005, and 6.2 years for 2004
•	expected volatility of 86% for 2005 and 100% for 2004; and
•	dividend yield of 0% for all periods.

The Company expects to make additional option grants. The Company believes the above pro forma disclosures may not be representative of the pro forma effects on reported results of operations to be expected in future periods due to changes in interest rates, expected lives of current and future option grants and changes in the volatility of the price of the Company’s common stock in the market.

11. Comprehensive income (loss)

Total comprehensive income (loss) was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(1,569)	$2,145	$(3,491)	$2,634
Other comprehensive income:
Cumulative translation adjustment	45	13	54	16
Total comprehensive income (loss)	$(1,524)	$2,158	$(3,437)	$2,650

12. Segment Information

The Company identifies reportable segments by classifying revenues into two categories: handwriting recognition and system integration. Handwriting recognition software is an aggregate of two revenue categories; eSignature and natural input/original equipment manufacturers (“OEM”). All handwriting recognition software is developed around the Company’s core technology. System integration represents the sale and installation of third party computer equipment and systems that utilize the Company’s products. The Company made the decision in late 2003 to not continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. All sales represent sales to external customers.

The accounting policies followed by the segments are the same as those described in the “Critical Accounting Policies.” Segment data includes revenues and allocated costs charged to each of the operating segments.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

12. Segment Information (continued)

The tables below present information about reporting segments for the periods indicated:

	Three Months Ended September 30,
	2005			2004
	Handwriting Recognition	Systems Integration	Total	Handwriting Recognition	Systems Integration	Total

Revenues	$607	$-	$607	$3,669	$-		$3,669
Income (loss) from Operations	$(677)	$-	$(677)	$2,253		$	$ 2,253
Significant change in total long lived assets from year end	$-	$-	$-	$-	$-		$-

	Nine Months Ended September 30,
	2005			2004
	Handwriting Recognition	Systems Integration	Total	Handwriting Recognition	Systems Integration	Total

Revenues	$2,395	$-	$2,395	$6,691	$37	$6,728
Income (loss) from Operations	$(1,190)	$-	$(1,190)	$2,873	$8	$2,881
Significant change in total long lived assets from year end	$-	$-	$-	$-	$-	$-

For the three months ended September 30, 2005 and 2004, two customers accounted for 48% and one customer accounted for 96% of total handwriting recognition segment revenue, respectively. For the nine months ended September 30, 2005 and 2004, two customers accounted for 44% and one customer accounted for 49% of total handwriting recognition segment revenue, respectively.

For the three and nine months ended September 30, 2005 there was no system integration revenues recorded. For the three and nine months ended September 30, 2004, one customer accounted for 0% and 40% of system integration revenues, respectively.

13. Commitments and contingencies

In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company’s patents, that such patents are invalid or unenforceable, that CIC is equitably estopped from asserting infringement of such patents against Valyd, Inc., that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to Interlink Electronics, Inc., and that the Company has engaged in unfair competition under California law. No specific monetary claim is set forth in the complaint. On March 3, 2005, the Company

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

13. Commitments and contingencies (continued)

responded to the complaint, denying all allegations, and filed counterclaims against Valyd, Inc. The counterclaims assert that Valyd, Inc. is infringing certain of the Company’s patents and asked for treble damages, alleging that the infringement is willful, deliberate and in conscious disregard of CIC’s rights. Valyd, Inc. has withdrawn its allegation that certain of the Company's patents are unenforceable. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company’s financial position or its results of operations. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

14.	Subsequent event

Since September 30, 2005, note holders have converted $75 into 162 shares of common stock. Since the closing on November 2, 2004, note holders have converted an aggregate of $2,352 of notes into 5,091 shares of the Company’s common stock. As of September 30, 2005 $1,917 of convertible notes remain outstanding, representing 4,151 shares of the Company’s common stock.

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

Overview

The Company was incorporated in Delaware in October 1986. In each year since its inception, except for 2004, the Company has incurred losses. For the five-year period ended December 31, 2004, operating losses aggregated approximately $7,792 and at December 31, 2004 the Company's accumulated deficit was approximately $80,544. At September 30, 2005, the Company’s accumulated deficit was approximately $84,035, an increase of $3,491.

Total revenue of $607 for the quarter ended September 30, 2005 decreased 83% compared to revenues of $3,669 in the corresponding quarter of the prior year. The decrease in revenue was primarily attributable to a $3,250 follow-on deployment by State Farm in the third quarter of last year. Total revenues of $2,395 for the nine months ended September 30, 2005, decreased 64% compared to revenues of $6,728 in the corresponding nine months of the prior year. Total eSignature revenue, of $1,654 for the nine months ended September 30, 2005 decreased 72% compared to total eSignature revenue of $5,817 in the corresponding nine months of the prior year. However, $5,250 of the corresponding prior period’s eSignature revenue was attributable to two large orders (Wells Fargo and State Farm), the remaining $567 is attributable to other eSignature accounts closed during that nine months period. It is important to note that the $1,654 of eSignature revenue for the nine months ending September 30, 2005 is almost tripled (292%) the $567. This represents both an increase in the quantity and average price of orders over the corresponding nine months period of the prior year.

Sales for the current quarter and nine months do not reflect any significant follow-on deployment revenue from our eSignature worldwide installed base of hundreds of pilot and proof of concept stage installations. These installations, over the past five years, accounted for revenues in excess of $15 million.

We anticipated, and still expect to benefit from, further full deployments from within our installed base of handwritten signature verification products initially supplied to early adopters. However, our experience year-to-date suggests that some full follow-on deployments from our established customer base, as well as future orders from new financial services accounts, will require SignatureOne technology and other CIC product offerings that we have already shared with key customers. SignatureOne addresses the growing market demand for an architecture

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

that embraces multiple eSignature methods, including handwritten signature verification. This customer demand for, and evaluation of, our newer products is causing the expected delays inherent within such a transition.

We believe our SignatureOne product will enhance our leadership position by accelerating acceptance in the financial services market, opening up new markets, extending our product differentiation and playing to our maximum intellectual property strength.

In addition to strengthening our leadership position, we further believe this transition heightens pent-up demand, driving our market towards accelerated eSignature adoption into market takeoff, thereby providing excellent potential for sustained sales growth in the future.

The net loss for the quarter ended September 30, 2005 was $1,569, which included $837 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, compared with a net income of $2,145 in the corresponding prior year period. Operating expenses decreased approximately 9%, or $132, from $1,416 to $1,284 for the three months ended September 30, 2005, compared to the prior year period. The decrease in operating expense primarily reflects the decrease in commissions due to lower sales in the quarter and lower administrative expenses. The net loss for the nine months ended September 30, 2005 of $3,491, which includes $2,109 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, is due to the lower sales during the nine months and the non-cash charges discussed above.

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

The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value, while subjective, is determined by estimating future cash flows from the products that are and will be protected by the patents, considering the following additional factors:

•	whether there are legal, regulatory or contractual provisions known to it that limit the useful life of each patent to less than the assigned useful life;

•	whether the Company needs to incur material costs or make modifications in order for it to continue to be able to realize the protection afforded by the patents;

•
whether any effects of obsolescence or significant competitive pressure on the Company's current or future products are expected to reduce the anticipated cash flow from the products covered by the patents;

•	whether demand for products utilizing the patented technology will diminish, remain stable or increase; and

•	whether the current markets for the products based on the patented technology will remain constant or will grow over the useful lives assigned to the patents.

Management recognizes that revenues have declined based on the comparable prior periods. Management believes that the change is temporary based upon historical experience of the time involved to close large sales transactions. While the Company believes that as of September 30, 2005 there was no impairment on the carrying values of the patents, management has decided to obtain an independent valuation to confirm their assertion.

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

Net foreign currency transaction gains and losses are included as components of “interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three and nine months ended September 30, 2005 and 2004, respectively. The Company believes that the recent change in the method China uses to value its currency will not have a material impact on the Company’s financial statements.

Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at September 30, 2005 based upon the Company's history of losses.

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

Results of Operations

The following table provides unaudited financial information for each of our two segments.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005		2004	2005	2004
Segment revenues:
Handwriting recognition
Online/retail	$	−	$21	$27	$109
Corporate		575	3,645	2,179	6,465
China		32	3	189	117
Total handwriting recognition		$607	$3669	$2,395	$6,728

Systems integration		−	−	−	37
Total revenues		$607	$3,669	$2395	$6,728
Cost of Sales
Handwriting recognition		$28	$6	$79	$21
Systems integration		-	−	-	29
Total cost of sales		$28	$6	$79	$50

Operating cost and expenses
Research and development		$283	$326	$828	$918
Sales and Marketing		307	394	944	1,031
General and administrative		666	690	1,734	1,848

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

Three Months Ended		Nine Months Ended
September 30,		September 30,
2005	2004	2005	2004

Total operating costs and expenses	$1,284	$1,416	$3,585	$3,847

Interest and other income (expense), net	$(18)	$9	$(14)	$15
Interest expense	(874)	(117)	(2,287)	(262)

Net income (loss)	$(1,569)	$2,145	$(3,491)	$2,634

Amortization of intangible assets
Cost of sales	$12	$9	$32	$9
General and administrative	95	95	284	284
Total amortization of intangible assets	$107	$104	$316	$293

Sales

Handwriting recognition.

Handwriting recognition segment revenues include online/retail, corporate and China software sales. Handwriting recognition segment revenues decreased 83%, or $3,062, to $607 for the three months ended September 30, 2005, as compared to $3,669 in the prior year period. For the nine month period ended September 30, 2005, handwriting recognition revenues decreased 64%, or $4,296, to $2,395, as compared to $6,728 in the prior year period. The changes to handwriting recognition revenues are discussed more fully below.

Online/retail revenues decreased 100%, or $21, to $0 for the three months ended September 30, 2005, as compared to $21 in the prior year period. For the nine months ended September 30, 2005, online/retail revenues decreased 75%, or $82, to $27, as compared to $109 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC’s Jot® handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of units that would be upgraded to older units. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers. In addition, major device manufacturers, such as Sony-Ericsson, continue to embed Jot in their products. These events dramatically reduced the demand for our text entry products sold directly to end users via retail and online outlets.

Corporate revenues decreased 84%, or $3,070, to $575 for the three months ended September 30, 2005, as compared to $3,645 in the prior year period. For the nine months ended September 30, 2005 corporate revenues declined 66%, or $4,286, to 2,179, as compared to $6,465 in the prior year period. The changes to corporate revenues are discussed below.

OEM and channel partner sales included in corporate revenues, increased 30%, or $76, to $327, for the three months ended September 30, 2005 compared to $251 in the prior year period. For the nine months ended September 30 2005, OEM and channel partner sales increased 31%, or $244, to $1,030, compared to $786 in the prior year period. The increase in OEM and channel partner sales for the three and nine months ended September 30, 2005, is due primarily to orders in the second and third quarters from one of its resellers for CIC’s Sign-it® for Acrobat product for use by a major telecommunications company’s and additional Jot licenses purchased by Sony Ericsson. The Company expects channel partner and OEM sales to increase in the future as new channel partners and OEM customers are identified and new agreements are signed. eSignature revenues included in corporate sales decreased 93%, or $3,394, to $248, for the three months ended September 30, 2005, as compared to $3,394 in the prior year period. The decrease in sales for the three months ended September 30, 2005 was due primarily to a sale to a large national insurance company in the prior year period. For the nine months ended September 30, 2005 eSignature sales decreased 80% or $4,530, to $1,149, as compared to $5,679 in the prior year period. The decrease in eSignature sales for the nine months ended September 30, 2005 was due primarily to the sale of the Company’s eSignature products to Wells Fargo Bank and a large national insurance company in the first and third quarters in the prior year. The Company has made an investment in new sales personal during the second and third quarters of 2005. The Company believes that this investment will increase corporate eSignature revenues in the near term through a stronger focus and presents in its target markets. In addition, the Company believes that the sales of smaller pilot deployments of its products to customers will lead to greater sales in future periods as the customers roll out their applications on a wider scale. However, the timing of customer product roll outs is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

Software sales in China increased 967% or $29, to $32, for the three months ended September 30, 2005, as compared to $3 in the prior year period. For the nine months ended September 30, 2005, software sales in China increased 62%, or $72 to $189, as compared to $117 in the prior year period. The increase in China software sales was due to a new agreement with eCom Asia Pacific Pty Ltd (“eCom”). The new agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. This agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is targeted to achieve our objective of establishing enhanced sales coverage in China leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company believes that the channel partner strategy will deliver increasing and sustained sales growth.

Systems Integration.

There were no system integration segment revenues for the three months ended September 30, 2005, and 2004. For the nine months ended September 30, 2005, System integration segment revenue declined 100%, or $37, to $0, as compared to $37 in the prior year period. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese-owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Cost of Sales

Handwriting recognition.

Handwriting recognition segment cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the handwriting recognition segment increased 367%, or $22, to $28, for the three months ended September 30, 2005, as compared to $6 in the prior year period. For the nine months ended September 30, 2005, handwriting recognition cost of sales increased 276%, or $58, to $79, as compared to $21 in the prior year period. The increase is primarily due to the increase in development contract work completed during the three and nine months ended September 30, 2005 compared to the prior year periods. Cost of sales may increase in the future depending on the amount of engineering labor included in cost of sales associated with custom software development and third party hardware sold with the Company’s software as a complete package.

Online/retail cost of sales decreased 100% during the three and nine month periods ended September 30, 2005, as compared to the prior year periods. The Company no longer offers its products through online/retail outlets.

eSignature and OEM cost of sales increased 367%, or $22, to $28 for the three months ended September 30, 2005, as compared to $6 in the prior year period. The increase was due to direct engineering labor charges associated with contract development revenues. For the nine months ended September 30, 2005, OEM and eSignature cost of sales increased 359%, or $61, to $78, as compared to $17 in the prior year period. The increase is primarily due to engineering labor cost as discussed above. Handwriting recognition cost of sales will be influenced in the future periods by third party hardware costs that could be sold with the Company’s software solutions, engineering direct labor associated with contract development revenues and the amortization of capitalized software development costs.

China handwriting recognition segment cost were $0 for the three months ended September 30, 2005, and 2004. For the nine month period ended September 30, 2005, China handwriting recognition cost of sales decreased 75%, or $3, to $1, as compared to $4 in the prior year period. The decrease is due to less third party hardware sold with the Company’s software products during the three and nine months ended September 30, 2005. It is expected that cost of sales will remain low for the foreseeable future as the current trend has been to sell software solutions through channel partners with little third party hardware costs.

Systems Integration.

System integration segment costs of sales were $0 for the three months ended September 30, 2005, and 2004. For the nine months ended September 30, 2005, cost of sales decreased 100%, or $29, to $0, as compared to $29 in the prior year period. The decline in system integration revenue reflects the decision made in late 2003 to not continue in or expand this low margin, labor intensive business, which would have required significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese-owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Operating expenses

Research and Development Expenses. Research and Development expense decreased 13%, or $43, to $283 for the three months ended September 30, 2005, as compared to $326 in the prior year period. For the nine months ended September 30, 2005, engineering expenses decreased 10%, or $90, to $828 as compared to $918 in the prior year. Engineering expenses consists primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense increased 39%, or $85, to $304 for the three months ended September 30, 2005, as compared to $219 in the prior year period. For the nine months ended September 30, 2005, engineering salaries increased 28%, or $183, to $832, as compared to $649 in the prior year period. The increase is due primarily to the increase of two engineers compared to the prior year periods. Outside engineering cost and expenses increased to $10 for the three months ended September 30, 2005, compared to $0 in the prior year period. For the nine months ended September 30, 2005 outside engineering costs increased to $66, as compared to $0 in the prior year period. The increase was due primarily to the utilization of outside engineering services to complete several projects compared to the prior year. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on its services, as required, which could have a material effect on the amount of outside engineering expense reported.

Facilities allocation increased 15%, or $9, to $69 for the three months ended September 30, 2005, compared to $60 in the prior year period. For the nine months ended September 30, 2005, facilities allocation increased 22%, or $37, to $209, as compared to $172 in the prior year period. Increased engineering head count is the primary reason for the increased facilities allocation. Capitalized software development costs increased to $72, and $261 for the three and nine month periods ended September 30, 2005, as compared to $0 in the prior year periods.

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

The increase in capitalized software development was due to new product development and significant upgrades and enhancements being made to the Company’s natural input and eSignature products. Capitalization of software development costs is expected to be consistent with the increased amounts reported for the three and nine months ended September 30, 2005 for the foreseeable future. Engineering costs transferred to cost of sales increased to $6 for the three months ended September 30, 2005, compared to $0 in the prior year period. For the nine months ended September 30, 2005, engineering costs transferred to cost of sales increased to $27, as compared to $0 in the prior year. The increase is due to development services purchased by a customer in the current three and nine month periods.

Sales and Marketing Expenses. Sales and marketing expenses decreased 22%, or $87, to $307 for the three months ended September 30, 2005, compared to $394 in the prior year period. For the nine months ended September 30, 2005, sales and marketing expense decreased 8%, or $87, to $944, as compared to $1,031 in the prior year period. Sales and marketing expenses consists of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expense increased 48%, or $56, to $173 for the three months ended September 30, 2005, as compared to $117 in the prior year period. For the nine months ended September 30, 2005, sales and marketing salaries increased 20%, or $74, to $453, as compared to $379 in the prior year period. The increase in salaries and related expense was due primarily to the increase of two sales employees and, to a lesser extent, increases in employee salaries.

Recruiting expense increased to $4 for the three months ended September 30, 2005, compared to $0 in the prior year period. For the nine months ended September 30, 2005, recruiting expenses increased 135%, or $46, to $80, as compared to $34 in the prior year period. The Company expects that recruiting expense will remain at an increased level compared to the prior year as it continues staffing the sales and marketing departments. Professional service expense increased to $2 for the three months ended September 30, 2005, compared to $0 in the prior year period.

Professional services increased to $23 for the nine months ended September 30, 2005, compared to $0 in the prior year period. The increase is due to the sponsoring of health care focus groups for the eSignature market.

Commission expense decreased 75%, or $134, to $44 for the three months ended September 30, 2005, compared to $178 in the prior year period. The decrease in commission expense was due primarily to the decrease in sales compared to the prior year. For the nine months ended September 30, 2005, commission expense decreased 60%, or $184, to $122, as compared to $306 in the prior year. Other expense, including general office and allocated facilities and engineering support expenses declined 52%, or $51, to $48 for the three months ended September 30, 2005, compared to $99 in the prior year period. For the nine months ended September 30, 2005, other expenses decreased 43%, or $135, to $177, as compared to $312 in the prior year period. The decrease is due to reductions in selling costs of the Joint Venture. The Company anticipates that sales and marketing expenses will increase in the near term as the Company strengthens its sales efforts through increasing headcount to pursue new opportunities in the eSignature market space.

General and Administrative Expenses. General and administrative expenses decreased 3%, or $24, to $666, for the three months ended September 30, 2005, compared to $690 in the prior year period. For the nine months ended September 30, 2005, general and administrative expenses decreased 6%, or $114, to $1,734 as compared to $1,848 in the prior year period.

General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages were flat for the three months ended September 30, 2005, at $189 for both the current and the prior year period. For the nine months ended September 30, 2005, salaries expense increased 3%, or $16, to $568 as compared to $552 in the prior year period. The increase was due primarily to increases in employee salaries.

Professional service expenses, which include consulting, legal and outside accounting fees, increased 36%, or $56, to $212 for the three months ended September 30, 2005, compared to $156 in the prior year period. The increase was due primarily to an increase in legal fees, associated with the infringement litigation, incurred by the Company in protecting its patented intellectual property compared to the prior year. For the nine months ended September 30, 2005 professional services increases 36% or $133, to $500, as compared to $367 in the prior year. The increase was due to the patent infringement litigation previously mentioned.

The Company’s bad debt expense decreased 96%, or $27, to $1 for the three months ended September 30, 2005, compared to $28 in the prior year period. For the nine months ended September 30, 2005, bad debt expense decreased 68%, or $23, to $11, as compared to $34 in the prior year period. The decrease was due to adequate coverage for the slow payment cycle of channel partner receivables of the Joint Venture. At this time, the Company believes that its provision for bad debts is adequate.

Insurance expense increased 17%, or $4, to $28 for the three months ended September 30, 2005, compared to $24 in the prior year period. For the nine months ended September 30, 2005, insurance expense decreases 23%, or $22, to $74, as compared to $96 the prior year period. The decrease is due to reduced premiums for the Company’s general and D&O insurance policies compared to the prior year. The Company increased the D&O insurance limits when the policies were renewed. The increased limits were obtained at approximately the same cost as the prior year amounts.

Other administrative expenses decreased 40%, or $117, to $176 for the three months ended September 30, 2005, as compared to $293 in the prior year period. For the nine months ended September 30, 2005, other expenses decreased 27%, or $218, to $581, as compared to $799 in the prior year period. The decrease was due primarily to spending reductions by the joint venture and reduced allocations due to increases in the head count in other areas of the Company. The Company believes that its General and Administrative expenses will remain fairly stable for the near term.

Interest and other income (expense), net

Interest and other income (expense), net decreased $26, to an expense of $24 for the three months ended September 30, 2005, compared to the same prior year period. The increase in expense was primarily due to the disposal of fixed assets by the Joint Venture. For the nine months ended September 30, 2005, interest and other income (expense), net increased $33 as compared to the prior year. This increase is primarily due to the disposal of fixed assed discussed above.

Interest expense

Interest expense, including $837 in non cash charges related to the convertible notes, increased 647%, or $757, to $874 for the three months ended September 30, 2005, compared to $117 in the prior year period. The increase was primarily due to the non-cash charges for the amortization of prepaid financing costs, warrant and beneficial conversion feature costs associated with the convertible notes (See Note 8 of the condensed consolidated financial statements). For the nine months ended September 30, 2005, interest expense, including non cash charges related to the convertible notes increased 773%, or $2,025, to $2,287, as compared to $262 in the prior year period. The increase is primarily due to the non-cash charges discussed above. The Company will be required to amortize an additional $1,059 to interest expense over the life of the convertible notes or sooner if the notes are converted before the due date.

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

Liquidity and Capital Resources

At September 30, 2005, cash and cash equivalents totaled $3,091 compared to cash and cash equivalents of $4,736 at December 31, 2004. The decrease in cash was primarily due to cash used in operating activities of $1,308, acquisition of property and equipment amounting to $57, capitalization of software development costs of $233 and payments of long term debt and capital lease obligations of $56. Total current assets were $4,213 at September 30, 2005, compared to $5,469 at December 31, 2004. As of September 30, 2005, the Company's principal sources of funds included its cash and cash equivalents aggregating $3,091.

Accounts receivable increased $351 for the nine months ended September 30, 2005, compared to the December 31, 2004 balance, due primarily to the increase in recurring maintenance billings compared to the prior year. The Company expects the development of the eSignature market will result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter.

Deferred financing costs, including the current and non-current portion, decreased $513 over the nine months ended September 30, 2005 as the result of amortization to interest expense.

Prepaid expenses and other current assets increased $98 for the nine months ended September 30, 2005, compared to December 31, 2004, due to annual fees or maintenance and support costs added to the prepaid accounts over the nine months. Generally, annual insurance premiums and maintenance and support fees are prepaid in December and June of each year and, therefore, the balances typically begin to decrease in the second and fourth quarters as the prepaid balances are amortized.

Accounts payable increased $46 for the nine months ended September 30, 2005, compared to December 31, 2004, due to increased legal fees for associated with the patent infringement litigation during the quarter. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution.

Current liabilities, which include deferred revenue, were $1,576 at September 30, 2005, compared to $1,401 at December 31, 2004. Deferred revenue, totaling $673 at September 30, 2005, compared to $458 at December 31, 2004, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

On November 2, 2004, the Company closed the issuance of debt and equity instruments pursuant to an unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of October 28, 2004. The financing, a combination of debt and equity instruments, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, reimbursement of legal fees and warrants. The commissions of approximately $285 and legal fees of $25 were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company is using the proceeds of the financing for working capital purposes.

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and nine months ended September 30, 2005, the Company had amortized to interest expense approximately $837 and $2,109, respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $798 unamortized discount on the accompanying consolidated balance sheet. During the three and nine months ended September 30, 2005, the investors converted $1,143 and $2,277, respectively, of the notes in exchange for 2,474 and 4,930, respectively, shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 4,151 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock. The Company paid approximately $142 of accrued interest associated with the convertible notes in May 2005.

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

The Company has the following material commitments as of September 30, 2005:

	Payments due by periods
Contractual obligations	Total	Less than one year	One to three years	Four to five years

Long-term debt (1)	$1,120	$-	$1,120	-
Capital Lease Obligations	6	6	-	-
Operating lease commitments (2)	429	330	99	-

Total contractual cash obligations	$1,555	$336	$1,219	$-

1.	Long-term debt is net of approximately $798 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.	The operating lease commenced on November 1, 2002. The cost of the lease increases approximately 3% per annum over the term of the lease, which expires on October 31, 2006.

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
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2005.

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

Future Results and Stock Price Risk

The Company's stock price is subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's common stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy in general, or market volatility unrelated to the Company's business and operating results.

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

Part II-Other Information

Item 1. Legal Proceedings

In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company’s patents, that such patents are invalid or unenforceable, that the Company is equitably estopped from asserting infringement of such patents against Valyd, Inc., that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to Interlink Electronics, Inc., and that the Company has engaged in unfair competition under California law. No specific monetary claim is set forth in the complaint. On March 3, 2005, the Company responded to the complaint, denying all allegations, and filed counterclaims against Valyd, Inc. The counterclaims assert that Valyd, Inc. is infringing certain of the Company’s patents and asked for treble damages, alleging that the infringement is willful, deliberate and in conscious disregard of the Company’s rights. Valyd, Inc. has withdrawn its allegation that certain of the Company's patents are unenforceable. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote and any liability that might be incurred would not have a material adverse effect on the Company’s financial position or its results of operations. Accordingly, adjustments, if any that might result from the resolution of this matter have not been reflected in the financial statements.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 10, 2005	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)