Form 10-K
period 2005-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2006-03-30
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

___ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___

Commission File No. 0-19301

Communication Intelligence Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2790442 (I.R.S. Employer Identification No.)

275 Shoreline Drive, Suite 500 Redwood Shores, California (Address of principal executive offices)	94065 (Zip Code)

Registrant’s telephone number, including area code: 650-802-7888

Securities registered under Section 12(b) of the Securities Exchange Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes[   ] No. [ X ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [   ] No. [X ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X  ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the securities Exchange act of 1934 (check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)
Yes [ ] No [ X ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 15, 2006 was approximately $47,657,361 based on the closing sale price of $0.45 on such date, as reported by the Nasdaq Over-the-Counter Market. The number of shares of Common Stock outstanding as of the close of business on March 15, 2006 was 107,473,297.

COMMUNICATION INTELLIGENCE CORPORATION

___________

CIC® and its logo, Handwriter®, Jot®, iSign®, InkSnap®, InkTools®, RecoEcho®, Sigo-On®, QuickNotes®,Sign-it®, WordComplete®࿠, INKshrINK® and The Power To Sign Online® are registered trademarks of the Company. HRS’, PenX’, SignatureOne’ and Speller’ are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

PART I
Item 1. Business

Unless otherwise stated all amounts in Parts I through Part IV are stated in thousands (“000s”).

General

Communication Intelligence Corporation (the “Company” or “CIC”) is a leading supplier of electronic signature solutions for business process automation in the financial industry as well as the recognized leader in biometric signature verification. CIC’s products enable companies to achieve truly paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms. To date, CIC has delivered biometric and electronic signature solutions to over 300 companies worldwide. These deployments are primarily in the financial industry and include AIG, Charles Schwab, JP Morgan Chase, Prudential Financial, State Farm Insurance and Wells Fargo. CIC provides the most comprehensive and scaleable electronic signature solution suite based on 20 years of electronic signature development experience and significant input from our valued financial industry client installed base. CIC is also a leading supplier of natural input/text entry software for handheld computers and smartphones. Major customers for natural input software are PalmSource and Sony Ericsson. CIC sells directly to enterprises and through system integrators, channel partners and OEMs. CIC is headquartered in Redwood Shores, California and has a joint venture, CICC, in Nanjing, China.

Revenue for the year ended December 31, 2005 was $3.1 million as compared to $7.3 million for the prior year. In 2004, revenue was driven by two major eSignature orders, Wells Fargo and State Farm, representing 76% of total revenues and 88% of total eSignature revenue. Revenue in 2005 was primarily attributable to American General Life Insurance Company, Charles Schwab & Co., Inc., Everypath Inc., Duncan Management Solution Ltd., IA Systems Inc., IntegraSys, Misys Healthcare Systems, PalmSource Inc., Prudential Financial Inc., Seton Healthcare Corporation., Software House International Inc., SnapOn Credit LLC, State Farm Insurance Co., Sony Ericsson Corporation, Wells Fargo Bank NA, and the Tennessee Valley Authority.

In 2004, the company set an eSignature revenue growth record and achieved annual profitability for the first time in its history. As stated above, 2004 revenue was driven by two major eSignature orders representing 88% of the total eSignature revenue of $6.3 million attributable to over seventy customers worldwide. Although continued revenue momentum was anticipated in 2005, the large multi-million dollar rollout-type deployments from our installed base of proof-of-concepts and pilot installations did not materialize, decreasing 2005 eSignature revenue to $2.1 million.

The net loss for 2005 was $4,031, which included $2,275 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, compared with a net income of $1,620 in the prior year. Net operating expenses of $4,557, decreased 8%, or $419, compared to 2004 net operating expenses of $4,976. This was accomplished despite an increase in 2005 of $198 in legal expense associated with successfully defending CIC intelligence property against allegations of invalidity and unenforceability, for a second time. The decrease in operating expense primarily reflects decreases in commissions due to lower sales, reduced administrative expenses and capitalized software development cost.

Segments

The Company’s financial information is presented in two segments—handwriting recognition software and systems integration.

The handwriting recognition segment is comprised of two revenue categories: eSignature, and Natural Input sales. All handwriting recognition software is developed around the Company’s core technology.

Systems integration represents the sale and installation of third party computer equipment and systems that use the Company’s software products. All systems integration revenue has been generated through the Company’s joint venture. The Company made the decision in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small local Chinese-owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is the emerging high potential business process automation/workflow market, leveraging our eSignature technology and our strategic channel partner.

Core Technologies

The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". These technologies include multilingual handwriting recognition software (Jot), multi-modal electronic signature, handwritten biometric signature verification, and cryptography (Sign-it, iSign, and SignatureOne).

Natural Input Technologies. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or stylus as the primary input device or in conjunction with a keyboard. CIC's natural input offering includes multilingual handwriting recognition software for such devices as: electronic organizers, pagers and smart cellular phones that do not have a keyboard. For such devices, handwriting recognition offers the most viable solutions for performing text entry and editing.

Transaction and Communication Enabling Technologies. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control and enabling workflow automation of traditional paper form processing. The Company believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental to its development of software for multi-modal electronic signatures, handwritten biometric signature verification, data security, and data compression.

Handwriting recognition segment products

Key handwriting recognition segment products include the following:

Jot	Multi-lingual handwriting recognition software
SignatureOne
SignatureOne Profile Server is the server compliment to CIC's Sign-it software, which enables the real-time capture of electronic and digital signatures in various application environments. All user enrollment, authentication and transaction tracking in SignatureOne is based on data from the Sign-it client software.

iSign
A suite of application development tools for electronic signatures, biometric signature verification and cryptography for custom developed applications and web based development. Includes the Company’s traditional Inktools software development tools.

Sign-it
Multi-modal electronic signature software for common applications including; Microsoft Word, Adobe Acrobat, AutoDesk AutoCAD, and web based applications using HTML, XML, & XHTML for the enterprise market

Products and upgrades for the handwriting recognition products that were introduced and first shipped in 2005 include the following:

iSign SDK 3.1 (March 2005)
iSign SDK 3.11 (July 2005)
Sign-it Word 6.0 (December 2005)
Sign-it Word 5.0 (July 2005)
Sign-it Acrobat 5.1 (December 2005)
Sign-it Acrobat 5.0 (July 2005)
Sign-it AutoCad 2.0 (April 2005)
Sony-Ericsson Jot Upgrade Alpha (December 2005)
Jot for Palm (June 2005)

Handwriting recognition software analyzes the individual strokes of characters written with a pen/stylus and converts these strokes into machine-readable text characters. Jot recognizes handwritten input and is specifically designed for small devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot offers a user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to memorize unique characters or symbols. This recognizer offers rapid and accurate recognition without requiring the consumer to spend time training the system. Jot has been licensed to such key OEMs as: Microsoft, Sony Ericsson, Symbian, palmOne, PalmSource, National Semiconductor and Vtech. Jot has been ported to numerous operating systems, including Palm OS, Windows, Windows CE, VT-OS, EPOC, QNX, Linux and OS/9. The standard version of Jot, which is available through OEM customers, recognizes and supports input of Roman-based Western European languages.

iSign is an electronic signature and handwritten signature verification software developer’s kit for custom applications or Web based processes. It captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. iSign provides an effective and inexpensive handwriting security check for immediate authentication. It also stores certain forensic elements of a signature for use in determining whether a person actually electronically signed a document. The iSign kit also includes software libraries for industry standard encryption and hashing to protect the sensitive nature of a user signature and the data captured in association with that signature. The current version of the toolkit includes the Company’s traditional InkTools software components that have been consolidated into this broader suite of tools. Commercial applications for this type of software include document approval, verification of the identity of users participating in electronic transactions and securing log-in access to computer systems or protected networks. This software toolkit is used internally by the Company as the underlying technology in its SignatureOne and Sign-it products. It has been licensed to numerous key development partners and end-users, including Chase Manhattan Bank, EDS, BNX, Siebel Systems and Nationwide (UK).

Sign-it is a family of electronic signature products for recording multi-modal electronic signatures as they are being captured as well as binding and verifying electronic signatures within standard consumer applications. These products combine the strengths of biometrics, handwritten signatures and cryptography with a patented process to insure legally compliant electronic signatures to process, transact and create electronic documents that have the same legal standing as a traditional wet signature on paper in accordance with the Electronic Signature in National and Global Commerce Act, and other related legislation and regulations. Organizations wishing to process electronic forms, requiring varying levels of security, can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word, AutoCAD, Adobe Acrobat, and Web based transactions using XHTML, while support for additional application environments is in development.

The SignatureOne Profile Server provides server based enterprise administration and authentication of user eSignatures, and maintenance of signature transaction logs for eSigned documents. The SignatureOne architecture implements a common process and methodology that provides a uniform program interface for multiple signature methods and multiple capture devices, simplifying enterprise wide integration of business process automation tasks requiring eSignature.

eSignature Revenues

eSignature revenues in 2005 totaled $2.1 million compared to eSignature revenue of $6.3 million in the prior year. In 2004, CIC set an eSignature revenue growth record and achieved annual profitability for the first time in its history. In that year revenue was driven by two major eSignature orders, Wells Fargo and State Farm, representing 88% of the total eSignature revenue of $6.3 million, attributable to over seventy customers worldwide. Although we anticipated continued revenue momentum in 2005, large multi-million dollar rollout-type deployments from our installed base of proof-of-concept and pilot installations did not materialize. Revenue in 2005 was primarily attributable to AIG, Charles Schwab, Everypath, Duncan Management, IA Systems Inc., Integrasis, Misys Healthcare, PalmSource, Prudential, Seaton Healthcare, Software House International, Snap-On Credit, State Farm, Sony Ericsson, Wells Fargo, and TVA ( Tennessee Valley Authority).

China eSignature Revenue

CIC China (“CICC”), a joint venture 90% owned by CIC, was established over ten years ago and is headquartered in Nanjing China. The Joint Venture is 10% owned by the Jiangsu Hongtu Electronics Group.

Revenue from CICC’s eSignature software, included above, was $230 in 2005, increasing 92% from $120 in the prior year. The increase in China eSignature sales was due to a new agreement with eCom Asia Pacific Pty Ltd (“eCom”). The new agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. This agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments, including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is achieving the targeted objective of establishing enhanced sales coverage in China by leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company expects this channel partner strategy to continue to deliver increasing and sustained sales growth.

End users and resellers that have licensed the Company’s technology include the following:

Licensee	Product(s) licensed	Application of Products

Accelio	Inktools	Mobile forms
Agricultural Bank of China	InkTools	Document automation
Al-Faris	Multiple	Reseller and integrator in the Middle East focused on e-Signatures
American General Life & Assurance (AGLA)	Sign-it	Mobile forms
Assurant Group	Sign-It	Sales force automation, new account openings
Baptist Health	Inktools	Patient records
Boston Medical Center	iSign	Patient records
Cablevision	Ink Tools	Document automation
Cellular One	iSign	Document automation
Charles Schwab	Sign-It	New account openings
China Ministry of Railways	InkTools	Document automation
County of Marin	Sign-It	Document automation
County of Dade	Sign-It	Document automation
Duncan Management	Ink Tools	Document automation
E-Com Asia Pacific Pty Ltd.	Multiple	Regional reseller, multiple applications

Licensee	Product(s) licensed	Application of Products
EDS	InkTools	Information assurance for network and application security
First American Bank	Sign-It	Various financial and internal documents
First Command Financial	Sign-It	Document automation
Franklin Mint	Sign-It	Document automation
GE Power Systems	Sign-It	Document automation
IA Systems	InkTools	Loan organization
ILI Technologies, Ltd.	InkTools & iSign	Various e-Signature applications for the vertical markets in Israel
Industrial & Commercial Bank of China	InkTools	Document automation
Integrate Online	InkTools	Mortgage closing
Interlink Electronics	Sign-It	OEM for multiple products
Missouri State Lottery	Sign-It	Document automation
Motion Computing	Sign-On	Tablet PC logon
Nanjing Agricultural Bureau	InkTools	Document automation
National Healthcare	Sign-It	Document automation
Nationwide Building Society	InkTools	Document automation
Naval Surface Warfare	InkTools	Material center receipts
Old Republic National	Sign-It	Title processing applications
Orange County, CA	Sign-It	Automate building permit process
Prudential Insurance Co.	Sign-It EX	Mobile forms
RecordsCenter.com	InkTools	Legal contracts and other significant documents
Saytek	Sign-It	Document automation
State Farm Insurance Company	Sign-It	Mobile forms
St. Vincent’s Hospital	Multiple	Document automation
Siebel Systems	Multiple	Sample delivery of regulated drugs
Siemens Medical Solutions	Multiple	Healthcare
Symbol Technologies	Multiple	Reseller for multiple products
Tennessee Valley Authority	Multiple	Approval of internal documents
Topaz Systems, Inc.	Multiple	OEM for multiple products
Turner Construction/Oracle	iSign	Document automation
University of Virginia	iSign	Document automation
Varity	InkTools	Reseller of application software

Licensee	Product(s) licensed	Application of Products
Washington County Hospital	Sign-It	Patient records
Wells Fargo Bank	Sign-It	Document automation

Natural Input Revenue

Natural input revenue for 2005 of $1,054 increased 9% compared to $969 for the prior year. The revenue increase is due primarily to sales to Sony Ericsson and additional royalties from Fossil Inc. These increases were offset by a 11% decrease in royalties received from PalmSource compared to the prior year.

Online/Retail Revenues

Revenues from the Company’s software sold directly through its website (www.cic.com) and at the retail point of sale totaled $27 in 2005, 79% below the $130 for the prior year. In early 2003, PalmSource announced that it had licensed CIC’s Jot® handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of older units that would be upgraded. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers.

China System Integration Revenue

CICC systems integration revenue declined to $0 from $37 in the prior year. The decline in system integration revenue reflects the Company’s decision, made in late 2003, not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive, with a low barrier to entry. It is increasingly comprised of small local Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and our strategic channel partner eCom Asia Pacific LTD.

Copyrights, Patents and Trademarks

Handwriting Recognition Segment - eSignature

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

Over the years, the Company has developed and patented major elements of its software offerings and technologies. In addition, in October 2000 the Company acquired, from PenOp, Inc. and its subsidiary, a significant patent portfolio relevant to the markets in which the Company sells its products. The Company’s material patents and the years in which they each expire are as follows:

Patent No.	Expiration
4718102	2005
5049862	2008
5544255	2013
5647017	2014

Patent No.	Expiration
5818955	2015
5933514	2016
6064751	2017
6091835	2017
6212295	2018
6381344	2019
6487310	2019

The Company believes that these patents provide a competitive advantage in the electronic signature and biometric signature verification markets. The Company believes the technologies covered by the patents are unique and allow it to produce superior products. The Company also believes these patents are very broad in their coverage. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality would infringe its patents. Moreover, because the majority of these patents do not expire for the next 7 to 15 years from the date hereof, the Company believes that it has sufficient time to develop new related technologies, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time its patents will deter competitors from introducing competing products without creating substantially different technology or licensing or infringing its technology.

The Company has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Systems Integration Segment

Systems integration does not rely to any material degree on the Company’s products and, therefore, its patents and their ultimate expiration do not significantly impact the systems integration segment.

Material Customers

Handwriting Recognition Segment

Historically, the Company’s handwriting recognition segment revenues have been derived from a limited number of customers. Two customers accounted for 16% and 23% of total segment revenues in 2005. One customer, a national insurance company, accounted for 46 % and 19% of total segment revenues for the years ended December 31, 2004 and 2003, respectively.

Systems Integration Segment

The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. The Company made the decision in late 2003 not to continue in or expand this low margin, labor intensive business, which would have required significant increases in base costs to provide turn-key capabilities. There were no system integration sales for the year ended December 31, 2005. One customer, Nanjing Minze, accounted for 40% of total system integration revenue for the year ended December 31, 2004. One customer, Fujitsu Ltd., accounted for 21% of total system integration revenue for the year ended December 31, 2003.

Seasonality of Business

The Company believes that neither of its segments is subject to seasonal fluctuations.

Backlog

Handwriting Recognition Segment

Backlog approximated $557 and $458 at December 31, 2005 and 2004, respectively, representing advanced payments on service maintenance agreements that are expected to be recognized over the next twelve months.

Systems Integration Segment

There was no backlog at December 31, 2005.

Competition

Handwriting Recognition Segment

The Company faces competition at different levels. Certain competitors, e.g., PenPower Group, and Decuma AB, have developed or are developing software offerings which may compete directly with the Company's offerings. Most of the Company’s direct competitors, e.g., Microsoft Corporation, Silanis Technology, Inc., and Advanced Recognition Technology, Inc., have focused on only one element of such offerings, such as handwriting recognition technology, signature capture/verification or pen-based operating environments or other pen-based applications. The Company believes that it has a competitive advantage in some cases due to its range of product offerings. There can be no assurance, however, that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than the Company’s products or technologies that would render its products or technologies obsolete or non-competitive.

Systems Integration Segment

The Company’s Joint Venture competes with other systems integrators of similar size (less than 100 employees) in China for small to mid-size enterprise opportunities. The Company primarily competes on price and quality and breadth of services for these opportunities. The Company believes that it is competitive in its pricing and has been consistently recognized by its customers for its high quality of service. However, as previously discussed under System Integration Revenue, the Company has shifted its focus in China away from the system integration business to the emerging high potential work flow/office automation market leveraging its eSignature technology and strategic channel partners.

Employees

As of December 31, 2005, the Company employed an aggregate of 24 full-time, and three part-time employees. The Company’s handwriting recognition segment consisted of 27 employees, 25 of which are in the United States and 2 of which are in China. The Company had no full-time employees in its systems integration segment in China at December 31, 2005. From time to time, the Company also utilizes additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company’s employees are a party to a collective bargaining agreement.

Geographic Areas

For the years ended December 31, 2005, 2004, and 2003, the Company’s sales in China as a percentage of total sales were 7%, 1% and 34%, respectively. For the years ended December 31, 2005, 2004, and 2003, the Company’s sales in the United States as a percentage of total sales were 85%, 99%, and 66%, respectively. For the years ended December 31, 2005, 2004, and 2003, the Company’s export sales as a percentage of total revenues were approximately 15%, 1%, and 34%, respectively.

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company’s business; (3) the Company’s ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

Item 1A. Risk Factors

Operating losses may continue, which could adversely affect financial results from operations and stockholder value.

In each year since its inception, except for the year ended December 31, 2004, the Company incurred operating losses, which were significant in certain periods. For the five-year period ended December 31, 2005, those losses aggregated approximately $7,769. At December 31, 2005, the accumulated deficit is approximately $84,575. While a profit was recorded for the year ended December 31, 2004 there is no guarantee that the Company will be profitable in future years and it may incur substantial losses in the future, which could adversely affect financial results from operations and stockholder value.

We have experienced significant declines in revenues in recent periods which, if continued, could adversely affect stockholder value.

Revenues decreased 57% for the year ended December 31, 2005, compared to the year ended December 31, 2004. The Company believes the increases and decreases in prior years reflected significant fluctuation in information technology spending due primarily to the weak economy, both of which had a positive and negative impact on our revenues. The Company believes that a strengthening economy and projected increases in information technology spending as well as improvements in its sales and marketing efforts and cost-cutting measures that have reduced its expenses will reverse the current trend. However, The Company cannot predict with any degree of certainty whether the economy will continue to strengthen or whether information technology spending will continue to show signs of strengthening.

We may need additional financing and, if we are unable to get additional financing when needed, we may be required to materially change our operations, which could adversely affect our results from operations and shareholder value.

As of December 31, 2005, the Company’s working capital is approximately $2,258. With the exception of 2004, the Company has suffered recurring losses from operations that raised a substantial doubt about its ability to continue as a going concern. The Company cannot assure you that it will have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts the Company may require. If the Company is unable to obtain adequate capital resources to fund its operations, the Company may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern.

Our competitors could develop products or technologies that could make our products or technologies non-competitive, which would adversely affect sales, financial results from operations and stockholder value.

Although the Company believes that its patent portfolio provides a barrier to entry to the electronic signature verification market, there can be no assurance that it will not face significant competition in this and other aspects of its business.

Some of the Company’s competitors, such as PenPower Group, and Palm Inc., have developed or are developing complete pen-based hardware and software systems. Others, such as Microsoft Corporation, Silanis Technology, Inc., and Advanced Recognition Technology, Inc., have focused on different elements of those systems, such as character recognition technology, pen-based operating systems and environments, and pen-based applications. Some of its competitors, including more established companies or those with greater financial or other resources, could develop products or technologies that are more effective, easier to use or less expensive than the Company’s. This could make the Company’s products and technologies obsolete or non-competitive, which would adversely affect sales, financial results from operations and stockholder value.

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market, our financial results from operations and stockholder value.

The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its proprietary rights in its products and technologies. These protections may not adequately protect it for a number of reasons. First, the Company’s competitors may independently develop technologies that are substantially equivalent or superior to ours. Second, the laws of some of the countries in which the Company’s products are licensed do not protect those products and its intellectual property rights to the same extent as do the laws of the United States. Third, because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, the Company’s current and future products and technologies could be subject to infringement claims by others. Fourth, a substantial portion of its technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. The Company requires its employees, contractors and customers to execute written agreements that seek to protect its proprietary information. We also have a policy of requiring prospective business partners to enter into non-disclosure agreements before any of its proprietary information is revealed to them. However, the measures taken by the Company to protect our technology, products and other proprietary rights might not adequately protect it against improper use.

The Company may be required to take legal action to protect or defend its proprietary rights. Litigation of third-party claims of intellectual property infringement during 2004 and 2005, have require the Company to spend substantial time and money to protect its proprietary rights. If the result of any litigation is adverse to the Company, it may be required to expend significant resources to develop non-infringing technology or obtain licenses from third parties. If the Company is not successful in those efforts or if it is required to pay any substantial litigation costs, its business would be materially and adversely affected.

A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and shareholder value harmed if we lost any of these customers.

The Company’s revenues historically have been derived from a limited number of customers. Therefore, the success of its business depends on its ability to obtain customers and maintain satisfactory relationships with them in the future. The Company may not be able to continue to maintain satisfactory relationships with its customers in the future. Our top customer accounted for 23% and 46% of revenues in the years ended December 31, 2005 and December 31, 2004, respectively. The loss of any significant customer or other revenue source would have a material adverse effect on the Company’s revenues and profitability.

Risks Related to our Capital Structure

The market price of our stock can be volatile, which could result in losses for investors.

The Company’s common stock is listed on the OTC. Stock prices of technology companies in recent years have experienced significant volatility, including price fluctuations that are unrelated or not proportional to the operating performance of these companies. Volatility on the OTC is typically higher than the volatility of stocks traded on Nasdaq or the exchanges. The market price of the Company’s common stock has been and could be subject to significant fluctuations as a result of variations in its operating results, announcements of technological innovations or new products by it or our competitors, announcements of new strategic relationships by the Company or our competitors, general conditions in the technology industry or market conditions unrelated to its business and operating results.

Statutory provisions and provisions in our charter may delay or frustrate transactions that may be beneficial to our stockholders.

Certain provisions of the Delaware General Corporation Act and our charter may delay or prevent a merger, tender offer or proxy contest that is not approved by the Company’s Board of Directors, even if such events may be beneficial to the interests of stockholders. For example, the Company’s Board, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock which have not otherwise been reserved for issuance. In addition, the Delaware General Corporation Law contains provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of the Company. See "Description and Price Range of Common Stock—Anti-Takeover Provisions."

Resale by the holder of the Notes and Warrants could adversely affect the market price of our stock.

The holders of the remaining Notes and Warrants may immediately sell the shares issued upon conversion and exercise of the Notes and Warrants, respectively. In light of the Company’s historically low trading volume, such sales may adversely affect the price of the shares of its stock.

Item 1B. Unresolved Staff Comments

As of the date of this report, the Company does not have any unresolved comments on our reports filed under the 1934 Act from staff of the Securities and Exchange Commission.

Item 2. Properties

The Company leases its principal facilities, consisting of approximately 9,600 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2011. The Joint Venture leases approximately 392 square feet in Nanjing, China. The Company believes that its current facilities will be suitable to continue operations in the foreseeable future.

Item 3. Legal Proceedings

In February of 2005, Valyd, Inc. filed a complaint against the Company seeking a declaratory judgment that Valyd is not infringing certain of the Company’s patents, that such patents are invalid or unenforceable, that the Company is equitably estopped from asserting infringement of such patents against Valyd, Inc., that the Company tortiously interfered with a contract between Valyd, Inc. and Interlink Electronics, Inc. by delivering an infringement notice to Interlink Electronics, Inc., and that the Company engaged in unfair competition under California law. No specific monetary claim was set forth in the complaint. On March 3, 2005, the Company responded to the complaint, denying all allegations, and filed counterclaims against Valyd, Inc. The counterclaims asserted that Valyd, Inc. is infringing certain of the Company’s patents and asked for treble damages, alleging that the infringement was willful, deliberate and in conscious disregard of the Company’s rights. Valyd, Inc. has withdrawn its allegation that certain of the Company's patents are unenforceable. On January 13, 2006, the Company entered into a Settlement Agreement with Valyd, Inc. The Settlement Agreement resolves all claims and counterclaims between the parties with respect to allegations set forth in the previously announced litigation without payment of damages by either party.

Item 4. Submission of Matters to a Vote of Security Holders

None
PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters and issuer Purchases of Equity Securities

The Company’s common stock is listed on the Over-the-Counter Bulletin Board (“OTC”) under the trading symbol CICI.OB. Prior to March 14, 2003 it was listed on the Nasdaq Capital Market (formerly known as the SmallCap Market) under the symbol CICI. The following table sets forth the high and low sale prices of the common stock for the periods noted.

Sale Price Per Share
Year	Period	High	Low

2004	First Quarter	$ 1.10	$ 0.35
	Second Quarter	$ 0.90	$ 0.42
	Third Quarter	$ 0.80	$ 0.31
	Fourth Quarter	$ 0.71	$ 0.35
2005	First Quarter	$ 0.63	$ 0.38
	Second Quarter	$ 0.59	$ 0.23
	Third Quarter	$ 0.61	$ 0.39
	Fourth Quarter	$ 0.55	$ 0.37
2006	First Quarter (through March 15, 2006)	$ 0.53	$ 0.40

As of March 15, 2006, the closing sale price of the Common Stock on the Nasdaq OTC was $0.45 per share and there were approximately 947 registered holders of the Common Stock.

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

All securities sold during 2005 by the Company were either previously reported on Form 10-Qs filed with the Securities and Exchange Commission or sold pursuant to registration statements filed under the Securities Act of 1933, as amended.

During the three months ended December 31, 2005, the Company granted 2,743 stock options to 11 employees, with a weighted average exercise price of $0.65 per share, under the Company’s 1999 Stock Option Plan and non-plan options. During the years ended December 31, 2005, 2004, and 2003, respectively, the Company granted the following options to purchase Common Stock to employees at the prices per share indicated below:

Year	Number of Shares	Approximate Exercise Price Per Share
2005	4,142	$0.79
2004	1,334	$0.53
2003	858	$0.32

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Note 7 (“Stockholders Equity”) of Notes to Consolidated Financial Statements for the Year Ended December 31, 2005, page F-22.

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of December 31, 2005, 2004, 2003, 2002, and 2001 and for each of the years in the five-year period ended December 31, 2005 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$3,121	$7,284	$3,034	$3,272	$5,947
Research and development expenses(1)	1,144	1,187	1,302	1,485	1,808
Sales and marketing expenses	1,240	1,306	905	1,543	2,054
General and administrative expenses	2,173	2,483	2,219	2,424	2,791
Income (loss) from operations	(1,584)	2,255	(2,157)	(3,337)	(2,946)
Net income (loss) available to common stockholders	$(4,031)	$1,620	$(2,345)	$(3,561)	$(3,215)
Basic and diluted income (loss) per share	$(0.04)	$0.02	$(0.02)	$(0.04)	$(0.04)

		As of December 31,
	2005	2004	2003	2002	2001
		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$2,849	$4,736	$1,039	$711	$2,588
Working capital(2)	2,258	4,068	(2,895)	443	3,017
Total assets	8,466	10,819	7,215	7,168	10,072
Deferred revenue	557	458	165	165	88
Long-term obligations	1,169	1,790	13	3,000	3,000
Stockholders' equity (3)	5,856	7,531	2,187	2,934	6,060
___________
(1)
Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $299 at December 31, 2005, $32 at December 31, 2004 and $20 at December 31, 2001 respectively. No software development costs were capitalized in the years ended December 31, 2003 and 2002.

(2)	Current liabilities used to calculate working capital at December 31, 2005, 2004, 2003, 2002, and 2001 include deferred revenue of $557, $458, $165, $165, and $88, respectively.

(3)	The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated herein, all figures in this MD& A section are stated in thousands (“000s”).

Overview

The Company was initially incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2005, operating losses aggregated approximately $8,000 and at December 31, 2005, the Company's accumulated deficit was approximately $85,000.

Total revenue of $3,121 for the year ended December 31, 2005 decreased 57% compared to revenues of $7,284 in the prior year. Total eSignature revenue, of $2,067 for the year ended December 31, 2005 decreased 67% compared to total eSignature revenue of $6,278 in the prior year. However, $5,250 of the corresponding prior year period’s eSignature revenue was attributable to two large orders (Wells Fargo and State Farm), the remaining $1,028 is attributable to other eSignature accounts closed during 2004 . It is important to note that the $2,067 of eSignature revenue for year ended December 31, 2005 is double (200%) the $1,028 eSignature revenue reported in the prior year not applicable to the two large orders noted above. This represents both an increase in the quantity and average price of orders over the corresponding twelve month period of the prior year.

Sales for the year ended December 31, 2005 do not reflect any significant follow-on deployment revenue from our eSignature worldwide installed base of hundreds of pilot and proof of concept stage installations. These installations, over the past five years, accounted for revenues in excess of $13 million.

At the end of 2004 we anticipated, and still expect to benefit from, further full deployments from within our installed base of handwritten signature verification products initially supplied to early adopters. However, our experience suggests that some full follow-on deployments from our established customer base, as well as future orders from new financial services accounts, will require SignatureOne technology and other CIC product offerings that we have already shared with key customers. SignatureOne addresses the growing market demand for an architecture that embraces multiple eSignature methods, including handwritten signature verification. This customer demand for, and evaluation of, our newer products is causing the expected delays inherent within such a transition.

We believe our SignatureOne product is enhancing our leadership position by accelerating acceptance in the financial services market, opening up new markets, extending our product differentiation and playing to our maximum intellectual property strength.

In addition to strengthening our leadership position, we further believe this transition heightens pent-up demand, driving our market towards accelerated eSignature adoption and into market takeoff, thereby providing excellent potential for sustained sales growth in the future.

The net loss for the twelve months ended December 31, 2005 was $4,031, which included $2,275 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, compared with a net income of $1,620 in the prior year. Operating expenses, including capitalized software development costs, decreased approximately 3%, or $165, from $5,029 to $4,705 for the year ended December 31, 2005, compared to the prior year. The decrease in operating expense primarily reflects the decrease in commissions due to lower sales and reduced administrative expenses.

New Accounting Pronouncements

See note 1, Notes to Consolidated Financial Statements included under Part IV. Item 15.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions which are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, inventory, fair value of financial instruments, customer base, software development costs research and development costs, foreign currency translation and net operating loss carryforwards. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company’s management in the preparation of the consolidated financial statements.

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletins 104 ("SAB 104") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the FASB’s Emerging Issues Task Force. The Company recognizes revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company products to function within the customer's application has been completed and the Company’s product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period. Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post contract support.

Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company’s products to function within the customer's application has been completed and the Company has delivered its product according to contract specifications. Deferred revenue is recorded for upgrades, enhancements and post-contract support, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period. Vendor specific objective evidence of the fair value for multiple element software license agreements is determined by the price charged for the same element when sold separately or the price determined by management having the relevant authority when the element is not yet sold separately. The price established by management for the element not yet sold separately will not change prior to separate introduction of that element into the marketplace.

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

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company’s historical experience, the Company’s estimates of recoverability of amounts due it could be affected and, the Company would adjust the allowance accordingly.

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

•
whether any effects of obsolescence or significant competitive pressure on the Company’s current or future products are expected to reduce the anticipated cash flow from the products covered by the patents;

•	whether demand for products utilizing the patented technology will diminish, remain stable or increase; and

•	whether the current markets for the products based on the patented technology will remain constant or will change over the useful lives assigned to the patents.

  The Company’s revenues decreased in 2005 when compared to 2004. Management decided to obtain an independent valuation to support its assertion that no impairment of the carrying value of the patents existed at December 31, 2005.

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

Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. The Company capitalized $299 and $45 for the years ended December 31, 2005 and 2004. As of December 31, 2003 such costs were insignificant.

Research and Development Costs. Research and development costs are charged to expense as incurred.

Foreign Currency Translation. The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company’s consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for long-term assets and liabilities that are translated at historical exchange rates. Revenue and expense accounts are translated at the average exchange rates in effect during each period, except balance sheet accounts, which are translated at historical exchange rates. Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the year ended December 31, 2005, 2004 and 2003, respectively.

Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2005 of $28 million based upon the Company's history of losses.

Segments

The Company reports its financial results in two segments: handwriting recognition and systems integration. Handwriting recognition includes natural input and eSignature revenues. All handwriting recognition software is developed around the Company’s core technology. Handwriting recognition product revenues are generated, through a direct sales force, from individual or enterprise end users and, until the first quarter of 2005, by web based application resellers. The Company also licenses a version of its handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, the Company is required to develop an interface (port) for its software to operate on a customer's hardware platform or within the customer's software operating system. Development contract revenues are included in the handwriting recognition segment.

System integration represents the sale and installation of third party computer equipment and systems that utilize the Company’s products. System integration sales are derived through a direct sales force that then develops a system to utilize the Company’s software based on the customer’s requirements. Systems integration sales are accomplished solely through the Company’s Joint Venture. However, as previously discussed under System Integration Revenue, the Company has shifted its focus in China away from the system integration business to the emerging high potential work flow/office automation market leveraging its eSignature technology and strategic channel partners.

Results of Operations

The following table provides unaudited financial information for each of the Company’s two segments.

	Years Ended December 31,
	2005	2004	2003
Handwriting recognition
eSignature	$1,837	$6,158	$1,530
eSignature China	230	120	319
Natural input	1,054	969	518
Total Handwriting recognition	$3,121	$7,247	$2,367
Systems integration China	−	37	667
Total revenues	$3,121	$7,284	$3,034
Cost of Sales
Handwriting recognition
eSignature	$105	$22	$124
Natural input	43	−	17
Systems integration	−	31	624
Total cost of sales	$148	$53	$765

Operating cost and expenses
Research and development	$1,144	$1,187	$1,302
Sales and Marketing	1,240	1,306	905
General and administrative	2,173	2,483	2,219
Total operating costs and expenses	$4,557	$4,976	$4,426

Interest and other income (expense) net, and Minority interest	$(172)	$(635)	$(188)
Amortization of loan discount and deferred financing cost	(2,275)	−	−

Net income (loss)	$(4,031)	$1,620	$(2,345)

	Years Ended December 31,
	2005	2004	2003
Amortization of intangible assets
Cost of sales	$49	$12	$14
General and administrative	378	379	379
Total amortization of intangible assets (See note 1)	$427	$391	$393

Years Ended December 31, 2005 and December 31, 2004

Revenues

Handwriting Recognition Segment. Handwriting recognition segment revenues include eSignature and natural input revenues.

eSignature revenue. eSignature revenues are derived from channel partners and end users. eSignature revenues declined 67%, or $4,211, to $2,067 for the year ended December 31, 2005, compared to $6,278 in the prior year as discussed below.

eSignature revenues through channel partners increased 28%, or $74, to $338 for the year ended December 31, 2005, compared to $264 in the prior year. The increase is due primarily to orders in the second and third quarters of 2005 from one of the Company’s resellers for its Sign-it® for Acrobat product for use by a major telecommunications company.

eSignature revenues from sales to end users decreased 75%, or $4,396, to $1,498, for the year ended December 31, 2005, compared to $5,894 in the prior year period. The decrease in eSignature sales to end users was due primarily to the sale of the Company’s eSignature products to Wells Fargo Bank and a large national insurance company in the first and third quarters in 2004.

eSignature revenues in China increased 92%, or $110, to $230, for the year ended December 31, 2005, as compared to $120 in the prior year period. The increase in China eSignature revenues was due to a new agreement with eCom Asia Pacific Pty Ltd (“eCom”). The new agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. This agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is targeted to achieve our objective of establishing enhanced sales coverage in China leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company believes that the channel partner strategy will deliver increasing and sustained revenue growth.

The Company made an investment in new sales personal during 2005. The Company believes that this investment will increase corporate eSignature revenues in the near term through a stronger focus and presence in its target markets. In addition, the Company believes that the sales of smaller pilot deployments of its products to customers will lead to greater sales in future periods as the customers roll out their applications on wider scales. However, the timing of customer product roll outs is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

Natural Input revenues. Natural Input revenues are derived from OEM’s and web-based sales.

Revenue from the sales of the Company’s natural input products, which include Jot, increased 9%, or $85, to $1,054 for the year ended December 31, 2005, compared to $969 in the prior year as discussed below.

Natural input product revenues through OEM’s increased 22%, or $187, to $1,027 for the year ended December 31, 2005, compared to $840 in the prior year. The increase is due primarily to new product upgrades of the Company’s Jot® product purchased by Sony Ericsson and additional royalties from Fossil Inc. These increases were offset by a 8% decrease in royalties received from Palm Source compared to the prior year.

Online/retail revenues decreased 79%, or $102, to $27 for the year ended December 31, 2005, as compared to $129 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC’s Jot® handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of older units that would be upgraded. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be embedded in the PalmSource OS that is used by leading handheld computer and smartphones suppliers.

Systems Integration revenues.

There were no system integration segment revenues for the year ended December 31, 2005. System integration segment revenue declined 100%, or $37, to $0, as compared to $37 in the prior year period. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese-owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Cost of Sales.

Handwriting recognition.

eSignature. eSignature cost of sales increased 425%, or $85, to $105 for the twelve months ended December 31, 2005, as compared to $20 in the prior year. The increase is primarily due to increases in capital software amortization of $27 and engineering costs amounting to $77 associated with development contracts. eSignature costs of sales will fluctuate in the future depending on the volume of revenue generating development contracts and increases in capital software amortization related to upgrades and enhancements made to the eSignature products.

Natural input. Natural input cost of sales increased $43, to $43 for the year ended December 31, 2005, as compared to $0 in the prior year. This increase is primarily due to capitalized software development amortization resulting from upgrades and enhancements made to the Jot product in 2005 and to $8 in engineering costs associated with development contracts. Natural input cost of sales will fluctuate for the same reasons mentioned above,

System integration

System integration cost of sales declined $33, to $0 for the year ended December 31, 2005, as compared to $33 in the prior year. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The system integration business has become highly competitive with a low barrier to entry. It is increasingly comprised of small Chinese-owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Operating expenses

Research and Development Expenses. Research and Development expense decreased 4%, or $43, to $1,144 for the year ended December 31, 2005, as compared to $1,187 in the prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense increased 33%, or $290, to $1,171 for the year ended December 31, 2005, as compared to $881 in the prior year period, due primarily to the addition of two engineers and three part-time test engineers. Outside engineering cost and expenses increased 1229%, or $86, to $93 for the year ended December 31, 2005, compared to $7 in the prior year period. The increase was due primarily to the use of outside engineering services to complete a joint development project. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on their services, as required, which could have a material effect on the amount of outside engineering expense reported. Capitalized software development costs increased 564%, or $254, to $299 for the year ended December 31, 2005, compared to $45 in the prior year period. The increase in capitalized software development cost was due to new product development and significant upgrades and enhancements made to the Company’s natural input and eSignature products. Capitalization of software development costs are expected to remain at increased amounts for the foreseeable future. Engineering costs charged to cost of sales increased $85 compared to $0 in the prior year periods. The increase is primarily due to customer paid development orders completed in 2005. Other engineering expenses decreased 23%, or $80, to $264 for the twelve months ended December 31, 2004 as compared to $344 in the prior year period. The decrease was primarily due to an increase in allocated sales engineering support costs, offset by higher facilities and depreciation expense.

Sales and Marketing Expenses. Sales and marketing expenses decreased 5%, or $66, to $1,240 for the year ended December 31, 2005, compared to $1,306 in the prior year period. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. Salaries and related expenses increased 21%, or $109, to $626 for the year ended December 31, 2005, compared to $517 in the prior year period. The increase in salaries and related expense was due primarily to the increase in headcount of two sales persons. Commission expense decreased 54%, or $170, to $144 for the year ended December 31, 2005, compared to $314 in the prior year period. The decrease in commission expense was due primarily to a decrease in revenues. Travel and entertainment decreased 47%, or $40, to $45 for the year ended December 31, 2005, compared to $85 in the prior year period. This decrease was due to the changes in geographic location of the new sales staff that required less travel expense to potential customer locations. Recruiting expense increased 138%, or $47, to $81 for the year ended December 31, 2005, compared to $34 in the prior year period. The increase was due to the hiring of additional sales staff utilizing professional search firms. Other expense, including general office and allocated facilities expenses declined 3%, or $11, to $344 for the year ended December 31, 2005, compared to $355 in the prior year period. The Company anticipates that sales and marketing expenses, net of commissions, will continue to increase in the near term as it strengthen its sales staff and efforts in pursuit of new opportunities in the eSignature market space. The Company continues to pursue a channel strategy for its eSignature products. The Company believes the channel strategy, along with its current and potential partners, will produce increasing revenues in the near term.

General and Administrative Expenses. General and administrative expenses decreased 12%, or $310, to $2,173, for the year ended December 31, 2005, compared to $2,483 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 3%, or $26, to $770 for the year ended December 31, 2005, compared to $744 in the prior year period. The increase was due primarily to increases in employee salaries. Professional service expense, which include consulting, legal and outside accounting fees, increased 6%, or $32, to $574 for the year ended December 31, 2004, compared to $542 in the prior year period. The increase was due primarily to an increases in legal fees associated with the infringement litigation related to the enforcement of its patents by the Company. The Company’s bad debt expense decreased 97%, or $144, to $4 for the year ended December 31, 2005, compared to $148 in the prior year period. The decrease was primarily due to providing a reserve for the channel partner receivables of the Joint Venture. At this time, the Company believes that its provision for bad debts is adequate. Other administrative expenses decreased 21%, or $224, to $825 for the year ended December 31, 2005, compared to $1,049 in the prior year period. The decrease was due primarily to spending reductions. The Company believes that its General and Administrative expenses will remain stable for the near term.

Interest income and other income (expense), net

Interest income and other income (expense), net decreased 64%, or $30, to $17 for the year ended December 31, 2005, compared to $47 in the prior year period. The decrease is primarily due to the disposal of fixed assets by the joint venture.

Interest expense

Interest expense decreased 60%, or $306, to $208 for the year ended December 31, 2005, compared to $514 in the prior year period. The decrease was primarily due to reductions in the amount of debt as the result of conversions of the notes into shares of common stock (See Note 6 in the Consolidated Financial Statements of this Form 10-K).

Amortization of loan discount, which includes warrant and beneficial conversion feature costs, and deferred financing costs, associated with the convertible notes increased 1117%, or $2,088, to $2,275 for the year ended December 31, 2005, compared to $187 in the prior year. The increase was due to the amortization of the loan discount and deferred financing costs related the conversion of $2,322 of the convertible notes during the twelve months ended December 31, 2005 (See Note 6 in the Consolidated Financial Statements of this Form 10-K). The Company will be required to amortize an additional $895 to interest expense over the life of the convertible notes or sooner if the notes are converted before the due date.

Years Ended December 31, 2004 and December 31, 2003

Revenues

Handwriting Recognition Segment. Handwriting recognition segment revenues include eSignature and natural input revenues.

eSignature revenue. eSignature revenues are derived from channel partners and end users. eSignature revenues increased 240%, or $4,429, to $6,278 for the year ended December 31, 2004, compared to $1,849 in the prior year as discussed below.

eSignature revenues through channel partners decreased 49%, or $253, to $264 for the year ended December 31, 2004, compared to $517 in the prior year. The decrease is due primarily to a large order in the second quarter of 2003 from one of its resellers .

eSignature revenues to end users increased 482%, or $4,881, to $5,894, for the year ended December 31, 2004, compared to $1,013 in the prior year period. The increase in eSignature revenues was due primarily to sales to large national customers in the insurance and banking industries. The Company believes that the sales of smaller pilot deployments to large national eSignature customers will lead to greater sales in future periods as the customers roll out their applications on a wider scale. However the timing of customer product roll out is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

eSignature revenues in China decreased 62% or $199, to $120, for the year ended December 31, 2004, as compared to $319 in the prior year period. This decline represents both the impact of delays in rolling out CICC’s channel strategy as well as the passage of China’s E-Sign Law in August of 2004. Achieving accelerated and sustained revenue growth in China by leveraging resellers to provide China wide market coverage requires investment in both time and resources. Training resellers’ sales forces and committing the upfront engineering resources required to embed our eSignature software into partners’ total solutions was anticipated and fundamental to achieving China-wide sales coverage. The anticipation and final passage of China’s E Sign Law, however, significantly dampened sales results, especially in the last half of 2004, as both resellers and end user customers awaited the implications of the law on product functionality. However, passage of this Law is an overall positive event in that it provides the framework for product functionality and standards required to accelerate acceptance and growth for our technology in China. It does, however, require new market validation studies and considerable engineering effort to localize our newer technologies to meet the China market requirements. This has led to our current strategy of identifying and focusing on fewer strategic partners/resellers in China. Specifically, those capable of both market validation and possessing a high level of engineering competence and effective selling to target market applications.

Natural Input revenues. Natural Input revenues are derived from OEM’s and web-based sales.

Revenues from the sales of the Company’s natural input products, which include Jot, increased 87%, or $451, to $969 for the year ended December 31, 2004, compared to $518 in the prior year.

Natural input OEM revenues increased 285%, or $621, to $839 for the year ended December 31, 2004, compared to $218 in the prior year period. The increase in natural input OEM revenues was due primarily to royalties from the shipment by PalmSource of its operating system containing the Company’ Jot software. The Company expects natural input channel partner and OEM revenues to increase in the future as new customers are identified and new agreements are signed.

Online/retail revenues for the Company’s natural input products decreased 57% or $170, to $130 for the year ended December 31, 2004, compared to $300 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC’s Jot® handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail revenues. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company believes that the online/retail revenues have stabilized for the near term.

Systems Integration.

System integration segment revenue declined 95%, or $630, to $37 for the year ended December 31, 2004, compared to $667 in the prior year period. The decline in system integration revenue reflects the decision made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide turn-key capabilities. The SI business has become highly competitive, with a low barrier to entry. It is increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

Cost of Sales.

Handwriting recognition.

Handwriting recognition segment cost of sales includes eSignature, Natural input and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents.

eSignature. eSignature cost of sales decreased 82%, or $102, to $22 for the year ended December 31, 2004, as compared to $124 in the prior year. The decline was primarily due to the sale of less third party hardware along with the Company’s software products. Cost of sales may increase in the future depending on the customers decision to purchase from the Company its software solution and third party hardware as a complete package rather than buying individual components from separate vendors.

Natural input. Natural input cost of sales decreased 100%, or $17, to $0 for the year ended December 31, 2004, compared to $17 in the prior year period. The decrease was due to the use of software reseller web sites to move its products rather than maintaining an internal online store. The Company does not anticipate a material increase in costs associated with the online/retail sales.

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

Operating expenses

Research and Development Expenses. Research and Development expense decreased 9%, or $115, to $1,187 for the year ended December 31, 2004, as compared to $1,302 in the prior year period. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Salaries and related expense increased 6%, or $53, to $881 for the year ended December 31, 2004, as compared to $828 in the prior year period, due primarily to increases in salaries and related expenses. Outside engineering cost and expenses declined 77%, or $24, to $7 for the year ended December 31, 2004, compared to $31 in the prior year period. The decline was due primarily to a reduction in the use of outside engineering services compared to the prior year. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on their services, as required, which could have a material effect on the amount of outside engineering expense reported. Capitalized software development costs increased 100%, or $45, as compared to $0 in the prior year period. The increase in capitalized software development was due to new product development and significant upgrades and enhancements being made to the Company’s natural input and eSignature products. Capitalization of software development costs are expected to remain at increased amounts for the foreseeable future. Other engineering expenses decreased 22%, or $99, to $344 for the twelve months ended December 31, 2004 as compared to $443 in the prior year period. The decrease was primarily due to lower maintenance and depreciation expense compared to the prior year periods. The Company believes that the reductions in engineering expenses will not have an adverse effect on its product engineering and development efforts due to its ability to call on outside engineering services as required.

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

General and Administrative Expenses. General and administrative expenses increased 12%, or $264, to $2,483, for the year ended December 31, 2004, compared to $2,219 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 5%, or $34, to $744 for the year ended December 31, 2004, compared to $710 in the prior year period. The increase was due primarily to increases in employee salaries. Professional service expense, which include consulting, legal and outside accounting fees, increased 16%, or $74, to $542 for the year ended December 31, 2004, compared to $468 in the prior year period. The increase was due primarily to an increases in legal fees associated the infringement litigation of Company’s patent during the twelve months ended December 31, 2004, compared to the prior year. The Company increased its expense for bad debts 300%, or $111, to $148, for the year ended December 31, 2004, compared to $37 in the prior year period. The increase was to cover the slow payment cycle of channel partner receivables of the Joint Venture. At this time, the Company believes that its provision for bad debts is adequate. Other administrative expenses decreased 3%, or $29, to $975 for the year ended December 31, 2004, compared to $1,004 in the prior year period. The decrease was due primarily to spending reductions. The Company believes that its General and Administrative expenses will remain fairly stable for the near term.

Interest income and other income (expense), net

Interest income and other income (expense), net, increased 460%, or $46, to $47 for the year ended December 31, 2004, compared to $1 in the prior year period. The increase was due to an increase in interest income due to larger cash balances and to a refund of value added tax related to the tax year 2003 received by the Joint Venture in 2004.

Interest expense

Interest expense increased 242%, or $496, to $701 for the year ended December 31, 2004, compared to $205 in the prior year period. The increase in interest expense was due to the amortization of fees to Cornell Capital Partners, LP associated with the $750 in short-term debt, the $3,500 loan from Cornell Capital Partners, LP, (See Note 4 of the condensed consolidated financial statements) and interest on the long term debt. In addition the Company is amortizing through interest expense the deferred financing costs and debt discount associated with its long term debt (See Note 6 of the condensed consolidated financial statements).

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2005 totaled $2,849, compared to cash and cash equivalents of $4,736 at December 31, 2004. This decrease is primarily attributable to $1,428 used by operations, $406 used in investing activities and $53 used in financing activities. The effect of exchange rate changes on cash was immaterial.

The cash used by operations was primarily due to a net loss of $4,031, an increase in accounts receivable of $131, an increase in prepaid expenses of $63 and reductions in accrued compensation and other accrued liabilities of $23 and $108, respectively. The cash used in operations was offset by depreciation and amortization of $466, amortization of the loan discount and deferred financing costs of $1,706 and $553, respectively, an increase in deferred revenue of $99, and $43 from the disposal of fixed assets. In addition, cash outflows were offset by a $47 increase in accounts payable, stock issued for services of $10 and reductions to the provision for bad debts of $4.

The cash used in investing activities of $406 was due to the purchase of computer equipment and third party software for internal use of $107 and for capitalized software of $299.

The $53 used in financing activities consisted primarily of the payment of short-term and long-term debt of $49 and $9 in payments on capital lease obligations.

Accounts receivable increased 36%, or $127, to $483, net of $387 provided for potentially uncollectable accounts, for the year ended December 31, 2005 compared to $356 at December 31, 2004. The increase is due to a $170 increase in the Company’s fourth quarter 2005 sales compared to the prior year. The Company expects that the fluctuations in accounts receivable will continue in the foreseeable future due to volumes and timing of revenues from quarter to quarter.

Deferred financing cost decreased 71%, or $553, to $221 at December 31, 2005, compared to $774 at December 31, 2004. The deferred financing costs are associated with the November 2004 financing (See “Financing” below). The non-cash deferred financing costs will be amortized to interest expense over 22 months or, the life of the convertible notes, whichever is shorter.

Prepaid expenses and other current assets increased 60%, or $63, to $168 at December 31, 2005, compared to $105 at December 31, 2003. The increase is primarily due the timing of the billings of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Current liabilities, which include deferred revenue, are $1,363 at December 31, 2005, compared to $1,401 at December 31, 2004, a decline of $38. Payment of the Company’s $44 short-term and related party debt in June 2005 is the primary reason for the decline. Deferred revenue was $557 at December 31, 2005, compared to $458 at December 31, 2004. The increase primarily reflects advance payments for products and maintenance fees from the Company's licensees, which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

Financing.

In 2004, the Company entered into a unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of October 28, 2004. The financing, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”), acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285, and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainewright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.46 and 348 are exercisable at $0.51. The Company has ascribed the value of $421 to the Wainwright warrants which was recorded as deferred financing costs in the balance sheet at December 31, 2004. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company has used and expects to continue to use the proceeds of the financing for additional working capital.

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet at December 31, 2004. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company had ascribed $1,569 to the beneficial conversion feature in the convertible notes, which was recorded as a discount to notes payable in the balance sheet at December 31, 2004. The values ascribe to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. As of December 31, 2005, the Company had amortized to interest expense approximately $2,462 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $674 unamortized discount on the accompanying consolidated balance sheet. During twelve months ended December 31, 2005, the investors converted $2,322 of the notes in exchange for 5,091 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 3,989, shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock.

The above warrants expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive proceeds of approximately $1,845 if all of the investor warrants are exercised.

On April 20, 2004, the Joint Venture borrowed the aggregate equivalent of $36, denominated in Chinese currency, from a Chinese bank. The proceeds of the loan are to be used for working capital purposes until the channel sales strategy is fully implemented and sales increase. The loan bore interest at 5.3% per annum and was paid in April 2005.

In June 2003, the Company’s 90% owned joint venture, Communication Intelligence Computer Corporation, Ltd., (the “Joint Venture’) borrowed from one of its directors approximately $24 denominated in U. S. dollars to purchase equipment used in the Company’s operations. The note bore interest at the rate of 5% per annum, and was due in June 2006. In June 2005, the equipment was sold and the remaining principal balance was paid off. Principal payments on related party debt for the year ended December 31, 2005 totaled $13.

Contractual Obligations.

The Company had the following material commitments as of December 31, 2005:

	Payments due by period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$ 1,169	$ -	$ 1,169	$ -	$ -	$-	$ -
Operating lease commitments (2)	1,601	309	236	264	272	280	240
Total contractual cash obligations	$ 2,770	$ 309	$ 1,405	$264	$ 272	$280	$240

1.	Long-term debt is net of approximately $674 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

As of December 31, 2005, the Company leased facilities in the United States and China totaling approximately 10,100 square feet. The Company’s rental expense for the years ended December 31, 2005, 2004, and 2003 was approximately $401, $443, and $450, respectively. In December 2005 the Company extended its existing lease in Redwood Shores an additional 60 months. The extended lease term reduced the rent cost per square foot thus saving $156 in rent payments over the next 17 months. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the leased offices in the United States will be adequate for the Company’s needs over the term of the lease.

As of December 31, 2005, the Company's principal source of liquidity was its cash and cash equivalents of $2,849. With the exception of 2004, in each year since the Company’s inception the Company has incurred losses. The Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales or if expenditures required to achieve the Company’s plans are greater than expected the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2005.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 begin on page F-1 of this Annual Report on Form 10-K, and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Internal Controls and Procedures

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.
PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth certain information concerning the Directors:

Name	Age	Year First Elected or Appointed

Guido D. DiGregorio	67	1997
Michael Farese (1), (2), (3), (4)	58	2002
Louis P. Panetta (1), (2), (3), (4)	56	2000
C. B. Sung (1), (2), (3), (4)	80	1986
David E. Welch (1), (4)	58	2004

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

    Mike Farese was elected a director of the Company in February 2002. Mr. Farese has over thirty years of broad based telecommunications industry experience including an extensive background in cellular and wireless subscriber equipment. Mr. Farese has been Senior Vice President of engineering at Palm, Inc. from September 2005 to present. He was the President & CEO of WJ Communications, a Silicon Valley-based manufacturer of innovative broadband communications products for current and next generation wireless communications networks from March 2002 to March 2005. Prior to joining WJ Communications, Mr. Farese was President & CEO, Tropian Inc. from 1999 to 2002. Prior to that he held numerous senior management positions including Vice President & General Manager-Global Personal Networks, Motorola, Vice President & General Manager-American Business Group, Ericsson, Vice President, Product Planning & Strategy, Nokia, Executive Director-Business Systems, ITT and Division Manger-Networks Business Systems, AT&T.

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

    David E. Welchwas elected a director in March 2004 and serves as the financial expert on the Audit Committee. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm, . Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002. Mr. Welch has held positions as Director of Management Information Systems and Chief information Officer with Micromedex, Inc and Language Management International from 1995 through 1998. Mr. Welch is a member of the Board of Directors of Advanced Neutraceuticals, Inc. and AspenBio, Inc. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado.

EXECUTIVE OFFICERS

The following table sets forth the name and age of each executive officer of the Company, and all positions and offices of the Company presently held by each of them.

Name	Age	Positions Currently Held

Guido D. DiGregorio	67	Chairman of the Board, Chief Executive Officer and President,
Francis V. Dane	55	Chief Legal Officer, Secretary and Chief Financial Officer
Russel L. Davis	41	Chief Product Officer

The business experience of each of the executive officers for at least the past five years includes the following:

Guido D. DiGregorio - see above.

Francis V. Danewas appointed the Company's Secretary in February of 2002, its Chief Financial Officer in October 2001, its Human Resources Executive in September 1998 and he assumed the position of Chief Legal Officer in December of 1997. From 1991 to 1997 he served as a Vice President and Secretary of the Company, and from 1988 to 1992 as its Chief Financial Officer and Treasurer. Since July of 2000, Mr. Dane has also been the Secretary and Treasurer of Genyous Biomed International Inc. (including its predecessors and affiliates). a biotechnology venture capital and incubation company. From October 2000 to April 2004, Mr. Dane served as a director of Perceptronix Medical, Inc. and SpectraVu Medical Inc., two companies focused on developing improved methods for the early detection of cancer. From October 2000 to June 2003. Mr. Dane was a director of CPC Cancer Prevention Centers Inc., a company that is developing a comprehensive cancer prevention program based upon the detection of early stage, non-invasive cancer. Prior to this Mr. Dane spent over a decade with PricewaterhouseCoopers, his last position was that of Senior Manager, Entrepreneurial Services Division. Mr. Dane is a member of the State Bar of California and has earned a CPA certificate from the states of Connecticut and California.

Russell L. Davisrejoined the Company as Chief Product Officer in August of 2005. He served as CTO of SiVault Systems, from November of 2004 to August of 2005. Mr. Davis originally joined CIC in May of 1997 and was appointed Vice President of Product Development & Support in October of 1998. Prior to this, Mr. Davis served in a number of technical management roles including; Director of Service for Everex Systems, Inc., a Silicon Valley based PC manufacturer and member of the Formosa Plastics Group, managing regional field engineering operations for Centel Information Systems, which was acquired by Sprint. He also served in the United States Navy supervising shipboard Electronic Warfare operations.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a written code of business conduct and ethics, known as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer, our principal financial and accounting officer, and our Chief product officer. A copy of the Code of Business Conduct and Ethics is posted on the Company’s web site, at www.cic.com.

Item 11. Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to the Company's President, regardless of the amount of compensation, and each executive officer of the Company serving as of December 31, 2005 whose total annual salary and bonus for 2005 exceeded $100,000 (collectively, the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary			Other Annual Compensation	Securities Underlying Options
Guido DiGregorio Chairman, President and Chief Executive Officer	2005 2004 2003	$ $ $	322,875(1 259,371(1 206,250(1	) ) )	- - -	1,700,000 - -
Francis V. Dane Chief Legal Officer, Secretary and Chief Financial Officer	2005 2004 2003	$ $ $	146,643 138,125 128,500		- - -	143,943 100,000 100,000
Russel L. Davis Chief Product Officer	2005		$48,303(2)		-	500,000
___________

(1) Mr. DiGregorio's salary was increased in February 2002 to $250,000. Mr. DiGregorio deferred approximately $70,000 in salary payments to ease cash flow requirements. Mr. DiGregorio may resume payment of his full salary at any time, and payment of deferred amounts may be demanded by Mr. DiGregorio at any time after December 31, 2002 and 2003, respectively. Mr. DiGregorio was paid his deferred salary from 2002 and 2003 of approximately $64, and $70 in January 2003 and 2004, respectively.

(2) Mr. Davis was named as an executive officer as of August 31, 2005.

Option Grants in 2005

In late 1998, the Company assessed the option position of each of its employees, considering factors including, job descriptions and responsibilities, potential for future contributions and current option positions and salaries in relation to competitive employment opportunities that might be available to individual employees. As a result of this assessment, on January 12, 1999, the Company issued options to virtually all of its employees. Such options were issued with a seven year life and as such unexercised options from those grants will expire on January 12, 2006. To acknowledge the past seven years (and in many cases more) of service and to motivate employees to remain with the Company, on December 19, 2005, the Company granted options to employees in an amount equal to their options expiring on January 12, 2006. Such options were granted with immediate vesting, a seven year life and with an exercise price for 25% of the options at market value and the remaining 75% at $0.75 (the exercise price of the January 12, 1999 option grants). Accordingly, on December 19, 2005, Francis V. Dane and Guido DiGregorio were granted options to purchase 143,943 and 1,700,000 shares of the Company’s common stock respectively.

In August 2005 Mr. Davis was hired as Chief Product Officer and was granted options to purchase 500,000 shares of the Company’s common stock. The shares vested immediately. Such options were granted with immediate vesting, a seven year life and with an exercise price for 25% of the options at $0.57 (market value on the date of grant) and the remaining 75% at $0.75.

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

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable(E)/ Unexercisable(U)	Value of Unexercised In-The-Money Options at Fiscal Year-End(1) Exercisable(E)/ Unexercisable(U)

Guido DiGregorio	-	$ -	3,650,000 (E)	$ 42,500 (E)(1)
Francis V. Dane	-	$ -	309,852 (E)	$ 12,916 (E)(1)
			134,091 (U)	682 (U)(1)
Russel L. Davis	-	$ -	500,000 (E)	$ - (E)(1)
__________
___________
(1)
The value of unexercised in-the-money options was determined by using the difference between the closing sale price of the common stock on the Nasdaq Over the Counter Market as of December 31, 2005 ($0.43) and the exercise price of such options.

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
	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class

Guido DiGregorio (1)	3,650,000	3.43%
C. B. Sung (2)	1,807,610	1.70%
Louis P. Panetta (3)	203,125	*
Michael Farese (4)	150,000	*

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class
David E. Welch(5)	100,000	*
Francis V. Dane (6)	529,788	*
Russel L. Davis (7)	500,000	*
All directors and executive officers as a group (6 persons)	6,940,523	6.51%
Michael W. Engmann (8)	7,947,714	7.46%
___________
*	Less than 1%.

(1)
Represents 3,650,000 shares, issuable upon the exercise of stock options exercisable within 60 days here of. The business address of Mr. DiGregorio is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065. See “Executive Compensation; Option Grants in 2005.”

(2)
Includes (a) 1,568,051 shares held by the Sung Family Trust, of which Mr. Sung is a trustee, (b) 3,369 shares held by the Sung-Kwok Foundation, of which Mr. Sung is the Chairman, and (c) 236,190 shares of common stock issuable upon the exercise of stock options , exercisable within 60 days here of. Mr. Sung may be deemed to beneficially own the shares held by the Sung Family Trust and the Sung-Kwok Foundation. The business address of Mr. Sung is, UNISON Group, 1001 Bayhill Dr., 2nd Floor, San Bruno, California 94066. See “Certain Relationships and Related Transactions.”

(3)
Represents 203,125 shares issuable upon the exercise of options exercisable within 60 days here of. Mr. Panetta’s business address is 827 Via Mirada, Monterey, California 93940. See “Certain Relationships and Related Transactions.”

(4)
Represents 150,000 shares issuable upon the exercise of stock options exercisable within 60 days hereof. The business address of Mr. Farese is 275 Shoreline Drive, suite 500, Redwood City, CA94065.  See “Certain Relationships and Related Transactions.”

(5)
Represents 100,000 shares issuable upon the exercise of stock options exercisable with in 60 days here of. The business address of Mr. Welch is 1729 East Otero Avenue, Littleton, CO 80122. See “Certain Relationships and Related Transactions.”

(6)
Represents (a) 212 shares held by Mr. Dane and (b) 529,576 shares issuable upon the exercise of stock options exercisable within 60 days here of. The business address of Mr. Dane is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065. See “Executive Compensation; Option Grants in 2005.”

(7)
Represents 500,000 shares issuable upon the exercise of stock options within 60 days here of. The business address of Mr. Davis is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065. See “Executive Compensation; Option Grants in 2005.”

(8)
Represents (a) 2,622,907 shares held by MDNH Partners, L.P. of which Mr. Engmann is a partner and (b) 5,324,807held by Mr. Engmann. Such shares were reported on Schedule 13G dated December 28, 2005. Mr. Engmann may be deemed to beneficially own the 2,622,907 shares held by MDNH Partners, L.P.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2005 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

Item 13. Certain Relationships and Related Transactions

Director Compensation

For their services as directors of the Company, all non-employee directors receive a fee of $1,000 for each Board of Directors meeting attended and all directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending such meetings. Directors are also eligible to receive stock options. In June 2005, Michael Farese, Louis Panetta, C. B. Sung and David Welch were each granted immediately exercisable non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.46, which options expire on June 27, 2012.

In December 2005, C. B. Sung was granted 10,000 options. Such options were granted with immediate vesting, a seven year life and with an exercise price for 25% of the options at market value and the remaining 75% at $0.75.

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

Item 14. Principal Accounting Fees and Services

In December 1999, the Company retained Stonefield Josephson, Inc. as its independent auditors. Prior to the retention of Stonefield Josephson, Inc., neither the Company nor any person on its behalf consulted with Stonefield Josephson, Inc. regarding the application of accounting principles to any transaction or the types of audit opinion that might be rendered on the Company’s financial statements.

The aggregate fees billed for professional services by Stonefield Josephson, Inc. in 2005 were $183, and in 2004 were $294, for the following services:

Audit Fees: Stonefield Josephson, Inc.’s fees in connection with its quarterly reviews and year end audits for 2005 were $169, and were approximately $245, in 2004, which represented approximately 93% and 83% of the aggregate fees billed by Stonefield Josephson, Inc. in 2005 and 2004, respectively.

Audit-Related Fees. Stonefield Josephson, Inc. did not bill the Company for any assurance and related work in fiscal year 2005 or 2004.

Tax fees: Fees in connection with the 2004 federal and state tax returns were approximately $6, or 3% of the aggregate fees billed in 2005 for professional services by Stonefield Josephson, Inc.. Fees in connection with the 2003 federal and state tax returns were approximately $6, or 2% of the aggregate fees billed in 2004 for professional services by Stonefield Josephson, Inc.

Financial Information Systems Design and Implementation Fees: There were no fees incurred in fiscal year 2005 or 2004 for financial information systems design and implementation services.

All other Fees:  Fees for all other services provided totaled approximately $7, or 4% of the aggregate fees billed by Stonefield Josephson, Inc. in 2005 and related primarily to guidance in the application of new accounting pronouncements. Stonefield Josephson, Inc’s fees for all other services provided in 2004 totaled approximately $43, or 15% of the aggregate fees billed by Stonefield Josephson, Inc. in 2004 and related primarily to preparation of the company’s 2004 proxy and a Registration statement on Form S-1.

Pre-Approval Policies. It is the policy of the Company not to enter into any agreement for Stonefield Josephson, Inc. to provide any non-audit services unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount we pay to Stonefield Josephson, Inc. during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit were approved by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (x) the procedures and policies are detailed in advance as to such services, (y) the Audit Committee is informed of such services prior to commencement and (z) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Securities Exchange Act of 1934, as amended.

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of Stonefield Josephson, Inc. and has concluded that Stonefield Josephson, Inc. is independent under applicable SEC and Nasdaq rules and regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(b) Reports on Form 8-K

1.	Current Report on Form 8-K, Item 1.01 dated September 21,2005, with respect to the increases in officers salaries.

2.	Current Report on Form 8-K, Item 1.01 dated December 19, 2005, with respect to stock option grants to officers and directors.
(c) Exhibits

Exhibit Number	Document

2.0	Second Amended Plan of Reorganization of the Company, incorporated herein by reference to the Company's Form 8-K filed October 24, 1994.
2.1	Orderly Liquidation Valuation, Exhibit F to the Second Amended Plan of Reorganization, incorporated herein by reference to the Company's Form 8-K filed October 19, 1994.
2.2	Order Confirming Plan of Reorganization, incorporated herein by reference to the Company's Form 8-K filed November 14, 1994.
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
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

4.10	1999 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement filed on May 4, 1999 and approved by shareholders on June 7, 1999. .
4.11	Form of Convertible Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 3, 2004.
4.12	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated November 3, 2004.
4.13	Form of Stock Option Grant under Non-Plan Stock Options, incorporated herein by reference to the Company's Form S-8 dated March 30, 2006 (Registration No. 33- ).
†10.1
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

10.16
Amendment to the Company’s Certificate of Designation with respect to the 5% Cumulative Convertible Preferred Stock dated June 12, 1998, incorporated herein by reference to Exhibit 10.23 of the Company's 1998 Form 10-K (File No. 0-19301).

10.17	Amendment to the Company’s Amended and Restated Certificate of Incorporation dated June 12, 1998 incorporated herein by reference to Exhibit 10.24 of the Company's 1998 Form 10-K (File No. 0-19301).
10.18	Employment Agreement dated August 14, 1998 between James Dao and the Company incorporated herein by reference to Exhibit 10.25 of the Company's 1998 Form 10-K (File No. 0-19301).
††10.19
Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).

10.20	Loan and Warrant Agreement dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
10.21	Asset Purchase Agreement between the Company and PenOp Ltd and PenOp Inc. incorporated herein by reference to the Company’s Form 8-K dated October 6, 2000.
10.22	Loan Agreement dated June 19, 2001 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
10.23
Equity Line of Credit Agreement between the Company and Cornell Capital Partners, LP, incorporated by reference to the Company’s Registration Statement on Form S1 dated February 13, 2003 (File No. 333-103157)

10.24
Form of Note and Warrant Purchase Agreement dated October 28, 2004, among Communication Intelligence Corporation and the Purchasers identified there in, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated November 3, 2004.

10.25
Form of Registration Rights Agreement dated October 28, 2004, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated November 3, 2004.

Xx 10.26	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd. filed as Exhibit 10.26 here in.
Xx 10.27	License agreement dated June 2, 2005 between the Company and SnapOn Credit L. L C.. filed as Exhibit 10.27 here in.
10.28	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8-K dated September 21, 2005.
10.29	Amendment to employment agreement with Frank V. Dane, , incorporated herein by reference to the Company's Form 8-K dated September 21, 2005.
10.30	Form of stock option agreement dated August 31, 2005 with Russel L. Davis filed as Exhibit 10.30 here in.
10.31	Form of stock option agreement dated December 19, 2005 with Guido DiGregorio filed as Exhibit 30 here in.
10.32	Form of stock option agreement dated August 31, 2005 with Francis V. Dane as filed Exhibit 10.30 here in.
10.33	Form of stock option agreement dated August 31, 2005 with C. B. Sung as filed Exhibit 10.30 here in.
14.00	Code of Ethics -Incorporated by reference to the registrant’s Annual Report on Form 10-K (file no. 0-19301) filed with the Commission on March 30, 2004.
21.1	Schedule of Subsidiaries.
23.1	Consent of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm.
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Confidential treatment of certain portions of this exhibit have been previously granted pursuant to a request for confidentiality dated March 29, 1993, filed pursuant to the Securities Exchange Act of 1934.

*	Filed herewith.

††
Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Securities and Exchange Act of 1934.

Xx
Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 30, 2006.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2006.

Signature	Title

/s/ Guido DiGregorio Guido DiGregorio	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Francis V. Dane Francis V. Dane	Chief Legal Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Michael Farese Michael Farese	Director
/s/ Louis P. Panetta Louis P. Panetta	Director
/s/ Chien Bor Sung Chien Bor Sung	Director
/s/ David Welch David Welch	Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 2005, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2005, and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant recurring operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ STONEFIELD JOSEPHSON, INC.
San Francisco, California
February 17, 2006

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2005		2004
Assets
Current assets:
Cash and cash equivalents		$2,849	$4,736
Accounts receivable, net of allowances of $387 and $404 at December 31, 2005 and 2004, respectively		483	356
Deferred financing costs - current portion		121	272
Prepaid expenses and other current assets		168	105
Total current assets		3,621	5,469
Property and equipment, net		147	123
Patents		4,285	4,663
Capitalized software development costs		283	32
Deferred financing costs - long-term		100	502
Other assets		30	30
Total assets		$8,466	$10,819
Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt - related party	$	−	$8
Short-term debt - other		−	36
Accounts payable		288	241
Accrued compensation		235	258
Other accrued liabilities		283	400
Deferred revenue		557	458
Total current liabilities		1,363	1,401
Long-term debt - related party		−	5
Convertible notes, net of unamortized fair value assigned to beneficial conversion feature and warrants of $674 and $2,410 at December 31, 2005 and 2004, respectively.		1,169	1,785
Minority interest		78	97
Commitments and contingencies (Note 8)		-	-
Stockholders' equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, 0 outstanding at December 31, 2005 and 2004, respectively		-	-
Common stock, $.01 par value; 125,000 shares authorized; 106,542 and 101,412 shares issued and outstanding at December 31, 2005 and 2004, respectively		1,065	1,014
Additional paid-in capital		89,517	87,231
Accumulated deficit		(84,575)	(80,544)
Accumulated other comprehensive loss		(151)	(170)
Total stockholders' equity		5,856	7,531

Total liabilities and stockholders' equity		$8,466	$10,819

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003

Revenues:
eSignature	$2,067	$6,278	$1,849
Natural input	1,054	969	518
China system integration	−	37	667
	3,121	7,284	3,034
Operating costs and expenses:
Cost of sales:
eSignature	105	22	124
Natural Input	43	-	17
China system integration	-	31	624
Research and development	1,144	1,187	1,302
Sales and marketing	1,240	1,306	905
General and administrative	2,173	2,483	2,219

	4,705	5,029	5,191

Income (loss) from operations	(1,584)	2,255	(2,157)

Interest income and other income, net	17	47	1
Interest expense	(208)	(514)	(205)
Amortization of loan discount and deferred financing cost (Note 6)	(2,275)	(187)	−
Minority interest	19	19	16

Net income (loss)	$(4,031)	$1,620	$(2,345)

Basic and diluted income (loss) per share	$(0.04)	$0.02	$(0.02)

Basic weighted average shares	104,189	100,909	97,436

Diluted weighted average shares	104,189	107,572	97,436

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss		Total
Balances as of December 31, 2002	91,481	$915	$82,025		$(79,819)		$(187)	$2,934
Sale of Common 8,621 shares through Cornell Capital net of expenses	8,621	$86	$1,503	$		$		$1,589
Comprehensive income (loss): Net (loss)					(2,345)			(2,345)
Foreign currency translation adjustment							9	9
Total comprehensive income (loss)								(2,336)
Balances as of December 31, 2003	100,102	$1,001	$83,528		$(82,164)		$(178)	$2,187
Sale of shares of Common stock through Cornell Capital net of expenses	1,133	$11	$680			$		$691
Exercise of options for shares of common stock	177	2	51					53
Fair value of warrants issued to the agent in connection with convertible notes			421					421
Fair value of warrants issued to the investors in connection with convertible notes			982					982
Fair value of beneficial conversion feature associated with the convertible notes			1,569					1,569
Comprehensive income: Net income					1,620			1,620
Foreign currency translation adjustment							8	8
Total comprehensive income								1,628
Balances as of December 31, 2004	101,412	$1,014	$87,231		$(80,544)		$(170)	$7,531
Shares of Common Stock issued on conversion of long-term notes	5,092	$51	$2,271					$2,322
Shares issued for services	24		10					10
Shares issued on exercise of stock options	14		5					5
Comprehensive (loss): Net loss					(4,031)			(4,031)
Foreign currency translation adjustment							19	19
Total comprehensive loss								$(4,012)
Balances as of December 31, 2005	106,542	$1,065	$89,517		$(84,575)		$(151)	$5,856

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(4,031)	$1,620	$(2,345)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	466	425	456
Amortization of convertible note discount	1,706	142	-
Deferred financing costs	553	-	−
Loss on disposal of property and equipment	43	8	8
Provision for inventory obsolescence	-	-	38
Provision for doubtful accounts	4	148	13
Stock issued for services	10	-	-
Changes in operating assets and liabilities
Accounts receivable,	(131)	238	(278)
Inventories	-	47	28
Prepaid expenses and other current assets	(63)	(12)	67
Other assets	-	-	13
Accounts payable	47	(2)	83
Accrued compensation	(23)	(1)	9
Other accrued liabilities	(108)	(85)	(87)
Deferred revenue	99	293	-
Net cash provided by (used in)operating activities	(1,428)	2,821	(1,995)

Cash flows from investing activities
Acquisition of property and equipment	(107)	(37)	(30)
Capitalization of software development costs	(299)	(45)	-
Net cash used in investing activities	(406)	(82)	(30)

Cash flows from financing activities
Proceeds from issuance of short-term debt	-	36	750
Proceeds from issuance of long-term debt - related party	-	-	24
Proceeds from issuance of convertible notes, net	-	3,885	-
Principal payments on short-term debt	(36)	(3,008)	-
Principal payments on long-term debt - related party	(13)	-	(3)
Principal payments on capital lease obligations	(9)	(8)	(7)
Proceeds from issuance of common stock	-	-	2,000
Offering costs	-	-	(411)
Proceeds from exercise of stock options	5	53	-
Net cash provided by (used in) financing activities	(53)	958	2,353

Net increase (decrease) in cash and cash equivalents	(1,887)	3,697	328
Cash and cash equivalents at beginning of year	4,736	1,039	711

Cash and cash equivalents at end of year	$2,849	$4,736	$1,039

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31,
	2005	2004	2003
Interest paid	$237	$509	$209
Income tax paid	$-	$-	$-
Schedule of non-cash transactions:
Inventory reserve provision	$-	$-	$38
Non-cash compensation	$-	$70	$70
Common stock issued upon the conversion of short term debt net	$-	$691	$-
Common stock issued upon the conversion of long term debt net	$2,322	$-	$-
Deferred financing costs associated with convertible notes	$-	$714	$-
Loan discount associated with convertible notes net of amortization	$-	$2,409	$-
Issuance of common stock for services	$10	$-	$-

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are classified into two broad categories: "natural input technologies" and "transaction and communication enabling technologies". CIC's natural input technologies are designed to allow users to interact with a computer or handheld device through the use of an electronic pen or “stylus”. Such products include the Company's multi-lingual Handwriter® Recognition System, and its Handwriter® for Windows® family of desktop computing products. CIC's transaction and communication enabling technologies provide a means for protecting electronic transactions and discretionary communications. CIC has developed products for dynamic signature verification, electronic ink data compression and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks.

The Company’s 90% owned joint venture, Communication Intelligence Computer Corporation, in China (the "Joint Venture"), has licensed eCom Asia Pacific Pty Ltd (“eCom”) as their master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2005, the Company’s accumulated deficit was approximately $84,575. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2005	2004

Cash in bank	$213	$1,734
Money market funds	2,636	3,002

Cash and cash equivalents	$2,849	$4,736

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

At December31, 2005, the Joint Venture had approximately $17 in cash accounts held by a financial institution in the People's Republic of China. The Joint Venture deposits are not covered by any federal deposit insurance program that is comparable to the programs applicable to U.S. deposits.

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

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company’s historical experience, the Company’s estimates of recoverability of amounts due it could be affected and the Company will adjust the allowance accordingly (See Schedule II).

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs are stated at fair value and include costs paid in cash, such as professional fees and commissions, and warrant costs . The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0% (See Note 6). The costs are amortized to interest expense over the life of the convertible notes or upon earlier conversion using the effective interest method. The costs amortized to interest expense amounted to $568, $46, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively. Accumulated amortization amounted to $606, $46 and $0 at December 31, 2005, 2004 and 2003, respectively Amortization expense expected for the years ending December 31, 2006, and 2007 is $121, and $100, respectively.

Property and Equipment, Net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation expense was $40, $31, and $63 for the years ended December 31, 2005, 2004 and 2003, respectively. The Chinese Joint Venture disposed of certain assets at cost of $119, $34, and $76 in 2005, 2004 and 2003, respectively.

Property and equipment, net at December 31, consists of the following:
	2005	2004
Machinery and equipment	$1,198	$1,283
Office furniture and fixtures	459	432
Leasehold improvements	84	84
Purchased software	270	218

	2,011	2,017
Less accumulated depreciation and amortization	(1,864)	(1,894)

	$147	$123

Included in property and equipment, as of December 31, 2005 and 2004, are $82 and $82, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $69 and $61 at December 31, 2005 and 2004, respectively.

Patents

On October 6, 2000, the Company acquired certain assets of PenOp Limited (“PenOp”) and its subsidiary PenOp Inc. pursuant to an asset purchase agreement dated as of September 29, 2000. Patents are stated at cost less accumulated amortization which in Management’s opinion represents fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $378, $379, and $379 for the years ended December 31, 2005, 2004 and 2003, respectively.

The nature of the underlying technology of each material patent is as follows:

•
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

•
Patent number 6091835 involves all of the foregoing and the recording of the electronic execution of a document regardless of whether execution occurs through a handwritten signature, voice pattern, fingerprint or other identifiable means.

•
Patent numbers 5933514, 6212295, 6381344, and 6487310 involve methods and processes related to handwriting recognition developed by the Company over the years. Legal fees associated with these patents was immaterial and expensed as the fees were incurred.

Patents, net at December 31, consists of the following:

	Expiration	Estimated Original Life	2005	2004
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(2,460)	(2,082)

			$4,285	$4,663

Amortization expense for the years ending December 31, 2006, 2007, 2008, 2009, and 2010 are estimated to be $379, $379, $379, $379 and $379, respectively. The patents identified, as "various" are technically narrow or dated patents that the Company believes the expiration of which will not be material to its operations. The estimated remaining weighted average useful lives of  the patents is 11 years.

The useful lives assigned to the patents are based upon the following assumptions and conclusions:

•	The estimated cash flow from products based upon each patent are expected to exceed the value assigned to each patent;

•	There are no legal, regulatory or contractual provisions known to the Company that limit the useful life of each patent to less than the assigned useful life;

•	No additional material costs need to be incurred or modifications made in order for the Company to continue to be able to realize the protection afforded by the patents; and

•
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

The Company’s revenues decreased in 2005 when compared to 2004. Management decided to obtain an independent valuation to support its assertion that no impairment of the carrying value of the patents existed at December 31, 2005.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the three years ended December 31, 2005.

Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight-line basis over the estimated life of the product, generally three years. At December 31, 2005, and 2004 the Company had capitalized approximately $299 and $45 of software development costs, respectively. As of December 31, 2003, such costs were insignificant. Amortization of capitalized software development costs for the years ended December 31, 2005, 2004 and 2003 was $39, $13, and $14, respectively.

Other Current Liabilities

The Company records liabilities based on reasonable estimates for expenses, or payables that are known but actual amounts must be estimated such as deposits, taxes, rents and services. The estimates are for current liabilities that should extinguished within one year.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other Current Liabilities (continued)

The Company had the following accrued liabilities at December 31:

	2005	2004

Accrued professional services	$104	$154
Refundable deposits	115	115
Other	64	131
Total	$283	$400

Material commitments:

The Company had the following commitments at December 31:

	Payments due by period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$ 1,169	$ -	$ 1,169	$ -	$ -	$ -	$ -
Operating lease commitments (2)	1,601	309	236	264	272	280	240
Total contractual cash obligations	$ 2,770	$ 309	$ 1,405	$ 264	$ 272	$280	$240

1.	Long-term debt is net of approximately $674 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended an additional 60 months. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

Stock-Based Compensation

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25,”Accounting for Stock Issued to Employees”, as allowed under SFAS 123, to account for its employee stock-based compensation plans. The Company complies with the disclosure provisions of SFAS 123.

Revenue Recognition

Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, “Software Revenue Recognition”, as amended, Staff Accounting Bulletin 104, “Revenue Recognition” ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, “Accounting for Revenue Arrangements with Multiple Elements”, of the FASB’s Emerging Issues Task Force. The Company recognizes revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period which-ever is longer.

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

Major Customers

Handwriting Recognition Segment. Historically, the Company’s handwriting recognition segment revenues have been derived from a limited number of customers. One customer accounted for 15% and one customer accounted for 23% of total segment revenue for the year ended December 31, 2005. One customer, a major insurance company, accounted for 46% and one customer, a major banking institution, accounted for 28% of total segment revenues for the year ended December 31, 2004. One customer accounted for 19% of total segment revenue for the year ended December 31, 2003.

Systems Integration Segment. There was no revenue for this segment recorded for the year ended December 31, 2005. One customer, Nanjing Nimze accounted for 40% of total system integration revenue for the year ended December 31, 2004. One customer, Fujitsu Ltd., accounted for 21% of total system integration revenue for the year ended December 31, 2003.

Two customers accounted for 38% of total revenues for the year ended December 31, 2005. Two customers accounted for 76% of total revenues for the year ended December 31, 2004. One customer accounted for 14% of total revenues for the year ended December 31, 2003.

Three customers accounted for 11%, 21%, and 42% of accounts receivable at December 31, 2005. Two customers accounted for 19% and 51% of accounts receivable at December 31, 2004.

Research and Development

Research and development costs are charged to expense as incurred.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was $0, respectively.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net income (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the year ended December 31, 2005, 8,190 shares of common stock subject to outstanding options, 3,989 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the year ended December 31, 2004, 3,902 potential equivalent shares were excluded from the calculation of dilutive earnings per share due to the exercise price of such options was greater than the average market price of the Company’s common stock. At December 31, 2004, there were 4,850 in the money warrants outstanding and included in the calculation of diluted income (loss) per share. For the year ended December 31, 2003, potential equivalent shares excluded from the calculation of diluted earnings per share, as their effect is not dilutive, include stock options of 5,911 of equivalent shares. . There were no warrants outstanding at December 31, 2003.

For the Year Ended December 31,
	2005			2004			2003
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Income	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic income (loss):
Income (loss) available to stockholders	$(4,031)	104,189	$(0.04)	$1,620	100,909	$ 0.02	$(2,345)	97,436	$ (0.02)

Effect of dilutive securities:
Stock options		-	-		1,813	-		-
Warrants		-	-		4,850	-		-
Diluted income (loss)	$(4,031)	104,189	$ (0.04)	$1,620	107,572	$ 0.02	$(2,345)	97,436	$ (0.02)

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net foreign currency transaction gains and losses are included in "Interest income and other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency transaction gains in 2005, 2004 and 2003 were insignificant.

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

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities” (FIN 46). FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

During October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46.

In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities.  FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003. Otherwise, FIN 46R is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company has adopted FIN 46R and the effect of the adoption did not have a significant impact on the Company’s financial position or results of operations.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" related to multiple element revenue arrangements. The adoption of SAB No. 104 did not significantly impact the Company’s revenue recognition policies.

In November 2004, the EITF issued an abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. The Company has determined that implementation of this new standard did not have a material impact on its historical nor is it expected to have a material impact on its future computations of diluted earnings per share.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.

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

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is in the process of evaluating the impact of SFAS 155.

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

2. Chinese Joint Venture

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China (the "Agency"). In June 1998, the registered capital of the Joint Venture was reduced from $10,000 to $2,550. As of December 31, 2005, the Company had contributed an aggregate of $1,800 in cash to the Joint Venture and provided it with non-exclusive licenses to technologies and certain distribution rights and the Agency had contributed certain land use rights. Following the reduction in registered capital of the Joint Venture, neither the Company nor the Agency is required to make further contributions to the Joint Venture. Prior to the reduction in the amount of registered capital, the Joint Venture was subject to the annual licensing requirements of the Chinese government. Concurrent with the reduction in registered capital, the Joint Venture's business license has been renewed through October 18, 2043.

3. Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale.

4. Short-term Debt - Other

On April 20, 2004, the Company’s Joint Venture borrowed the aggregate equivalent of $36, denominated in Chinese currency, from a Chinese bank. The unsecured loan bore interest at 5.3% per annum. The note was paid in April 2005.

5. Short-term and Long-term Debt - Related Party

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Short-term and Long-term Debt - Related Party (continued)

Interest expense related to notes 4 and 5 above for the years ended December 31, 2005, 2004, and 2003 was $3, $7 and $7, respectively. Interest expense associated with related party debt was $2, $2, and $1 for the years ended December 31, 2005, 2004, and 2003, respectively.

6. Convertible Notes

In November 2004, the Company entered into a unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement, each dated as of October 28, 2004). The financing, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet at December 31, 2004. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company expects to use the proceeds of the financing for additional working capital.

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and twelve months ended December 31, 2005, the Company had amortized to interest expense approximately $165 and $2,274, respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $674 unamortized discount on the accompanying consolidated balance sheet. During the three and twelve months ended December 31, 2005, the investors converted $75 and $2,322, respectively, of the notes in exchange for 162 and 5,092, respectively, shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 3,989 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company does not currently intend to pay accrued interest with shares of its common stock. The Company paid approximately $142 and $91 of accrued interest associated with the convertible notes in May and November 2005, respectively.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

6. Convertible Notes (continued)

The above warrants expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive proceeds of approximately $1,845 if all of the investor warrants are exercised.

The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

Interest expense related to convertible debt for the years ended December 31, 2005, 2004, was $2,478 and $238, respectively, including $2,274 and $187 related to amortization of debt discount, respectively.

7. Stockholders' Equity

Common Stock Options

In 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, directors, officers and employees are eligible for grants of incentive and non-qualified stock options. In May 1997, the stockholders approved an increase of 1,000 shares to the number of shares authorized for issuance under the 1994 Plan. Accordingly, a total of 6,000 shares of Common Stock are authorized for issuance under the 1994 Plan. The exercise prices of options under the 1994 Plan are determined by a committee of the Board of Directors, but, in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value of the underlying Common Stock on the date of grant. Non-qualified options may not have an exercise price of less than 85% of the fair market value of the underlying Common Stock on the date of grant. Options under the 1994 Plan are generally exercisable over a period not to exceed seven years and vest quarterly over three years. At December 31, 2005, there were no options available for grant under the 1994 Plan. As of December 31, 2005, 732 plan options were outstanding and exercisable with a weighted average exercise price of $0.83 per share.

The Company has issued non-plan options to its employees and directors. The non-plan options vest over four years or prorata quarterly over three years. In late 1998, the Company assessed the option position of each of its employees, considering factors including, job descriptions and responsibilities, potential for future contributions and current option positions and salaries in relation to competitive employment opportunities that might be available to individual employees. As a result of this assessment, on January 12, 1999, the Company issued options to virtually all of its employees. Such options were issued with a seven year life and as such unexercised options from those grants will expire on January 12, 2006. To acknowledge the past seven years (and in many cases more) of service and to motivate employees to remain with the Company, on December 19, 2005, the Company granted options to employees in an amount equal to their options expiring on January 12, 2006. Such options were granted with immediate vesting, a seven year life and with an exercise price for 25% of the options at market value and the remaining 75% at $0.75 (the exercise price of the January 12, 1999 option grants). Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2005, 4,329 non-plan options were outstanding and exercisable with a weighted average exercise price of $0.75 per share.

In June 1999, the Company adopted and the shareholders approved a stock option plan (the "1999 Plan"). Incentive and non-qualified options under the 1999 Plan may be granted to employees, officers, and consultants of the Company. There are 4,000 shares of Common Stock authorized for issuance under the 1999 Plan. The options generally have a seven year life and generally vest quarterly over three years. At December 31, 2005, there were 733 shares available for future grants. As of December 31, 2005, 3,530 plan options were outstanding and 3,133 plan options were exercisable with a weighted average exercise price of $0.77 per share.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

7. Stockholders' Equity (continued)

Common Stock Options (continued)

Information with respect to the Company's 1994 Plan and the 1999 Plan is summarized below:

	Year Ended December 31,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,227	$0.67	2,796	$0.70
Granted	2,028	$0.85	1,334	$0.53
Exercised	(24)	$0.41	(70)	$0.33
Forfeited	(969)	$0.67	(833)	$0.36

Outstanding at period end	4,262	$0.76	3,227	$0.67

Options exercisable at period end	3,865	$0.78	2,127	$0.75
Weighted average grant-date fair value of options granted during the period	$0.36		$0.29

The following table summarizes information about stock options outstanding under the 1994 Plan and the 1999 Plan at December 31, 2005:

		Weighted Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Exercise Price
$0.00 - $0.50	1,042	5.3	$0.40
$0.51 - $2.00	3,203	4.4	$0.86
$2.01 - $2.99	-	-	$-
$3.00 - $7.50	17	4.2	$3.54
	4,262

The following table summarizes information about stock options exercisable under the 1994 Plan and the 1999 Plan at December 31, 2005:
Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price
$0.00 - $0.50	844	$0.40
$0.51 - $2.00	3,004	$0.88
$2.01 - $2.99	-	$-
$3.00 - $7.50	17	$3.54
	3,865

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures-an Amendment of FASB Statement No. 123”. The Company has elected to continue to use the intrinsic value based method of Accounting Principles Board Opinion.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

7. Stockholders' Equity (continued)

Common Stock Options

No. 25, as allowed under SFAS 123, to account for its employee stock-based compensation plans through December 31, 2005.

Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows for the year ended December 31:
	2005	2004	2003
Net income (loss) as reported	$(4,031)	$1,620	$(2,345)
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effects	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,298)	(248)	(380)
Pro forma net income (loss)	$(5,329)	$1,372	$(2,725)
Basic and diluted net income (loss) per share available to stockholders:
As reported	$(0.04)	$0.02	$(0.02)
Pro forma	$(0.05)	$0.01	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 4.34 for 2005, 3.65% for 2004, and 2.37% for 2003, an expected life of 6.84 years for 2005, 5.61 years for 2004, and 6.65 years for 2003; expected volatility of 94.1 for 2005, 51.6% for 2004 and 100% for 2003, and a dividend yield of 0% for all periods.

The Company expects to make additional option grants. Effective January 1, 2006, any options issued to employees will be subject to the provisions of FASB Statement 123(R) which require that an expense be calculated and recognized in the financial statements for all such options. The Company believes the above pro forma disclosures may not be representative of the effects on reported results of operations to be expected in future periods due to changes in interest rates, expected lives of current and future option grants and changes in the volatility of the price of the Company’s common stock in the market.

As of December 31, 2005, 8,591 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

Warrants

At December 31, 2005, 4,850 shares of Common stock were reserved for issuance upon exercise of outstanding warrants.

8. Commitments

Off balance sheet Arrangements

The Company had no off balance sheet arrangements as of December 31, 2005 and 2004.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

8. Commitments (continued)

Lease Commitments

The Company currently leases 9,634 square feet, its principal facilities, (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2011. The Joint Venture leases approximately 932 square feet in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $401, $443, and $450, in 2005, 2004, and 2003, respectively.

Future minimum lease payments under noncancelable operating leases are approximately $309, $237, $264, $272, $280and $240 for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

Future minimum payments required under capital leases, which expire in 2007, were insignificant at December 31, 2005.

9. Income Taxes

As of December 31, 2005, the Company had federal net operating loss carryforwards available to reduce taxable income through 2014 of approximately $70,373. The Company also had federal research and investment tax credit carryforwards of approximately $315 that expire at various dates through 2012.

Deferred tax assets and liabilities at December 31, consist of the following:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$24,585	$26,853
Credit carryforwards	396	356
Deferred income	223	183
Other, net	215	875

Total deferred tax assets	25,419	28,267

Valuation allowance	(25,419)	(28,267)

Net deferred tax assets	$-	$-

Income tax (benefit) differs from the expected statutory rate as follows:
	2005	2004	2003
Expected income tax cost (benefit)	$(1,327)	$668	$(799)
State income tax net of Federal benefit	234	(89)	(144)
Loss write off of foreign investment	-	-	-
Expired net operating loss	2,268	254	-
Change in valuation allowance	(2,848)	(833)	943
Other	1,673	-	-
Income tax expense (benefit)	$-	$-	$-

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

10. Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s information has been stratified into two segments - Handwriting Recognition Software and Systems Integration.

The accounting policies followed by the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes revenues, as well as allocated corporate-headquarter costs charged to each of the operating segments.

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

The table below presents information about reporting segments for the years ended December 31:

		Handwriting Recognition	Systems Integration		Total
2005	Revenues	$3,121	$	−	$3,121
Loss from operations		$(1,584)	$	−	$(1,584)
Total assets		$8,466	$	−	$8,466
Depreciation and amortization		$466	$	−	$466

2004	Revenues	$7,247		$37	$7,284
Income (loss) from operations		$2,600		$(345)	$2,255
Total assets		$9,899		$920	$10,819
Depreciation and amortization		$407		$18	$425

2003	Revenues	$2,322		$712	$3,034
Loss from operations		$(2,106)		$(51)	$(2,157)
Total assets		$6,294		$921	$7,215
Depreciation and amortization		$438		$18	$456

The following table represents revenues and long-lived asset information by geographic location for the period ended December 31:

	Revenues			Long Lived Assets
	2005	2004	2003	2005	2004	2003

U.S.	$2,891	$7,127	$2,003	$4,699	$4,773	$5109

China	230	157	1,031	16	45	71

Total	$3,121	$7,284	$3,034	$4,715	$4,818	$5,180

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

10. Segment Information (continued)

Interest expense is related solely to Handwriting recognition segment and was $2,483, $701, and $205, for the years ended December 31, 2005, 2004, and 2003, respectively. Included in interest expense for the year ended December 31, 2005 and 2004 is approximately $2,275 and $187, respectively, in warrant and beneficial conversion feature expense and amortization of deferred financing costs associated with the convertible notes.

The Company's export sales from U.S. operations were 7% of total revenues in 2005. Export sales from U.S. operations were less than one percent in 2004. The Company's export sales from U.S. operations were 14%, of revenues in 2003.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005 Unaudited
Net sales	$579	$1,209	$607	$726	$3,121
Gross profit	$557	$1,180	$579	$657	$2,973
Loss before income taxes, and minority interest	$(1,095)	$(840)	$(1,575)	$(540)	$(4,050)
Net loss	$(1,088)	$(834)	$(1,569)	$(540)	$(4,031)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004 Unaudited
Net sales	$2,429	$630	$3,669	$556	$7,284
Gross profit	$2,396	$619	$3,663	$553	$7,231
Income (loss) before income taxes, and minority interest	$1,167	$(678)	$2,138	$(1,026)	$1,601
Net income (loss)	$1,167	$(678)	$2,145	$(1,014)	$1,620
Basic and diluted income (loss) per share	$0.01	$(0.01)	$0.02	$(0.01)	$0.02

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

12. Quarterly information (Unaudited) (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003 Unaudited
Net sales	$1,108	$572	$936	$418	$3,034
Gross profit	$875	$450	$704	$240	$2,269
Loss before income taxes, and minority interest	$(310)	$(693)	$(470)	$(888)	$(2,361)
Net loss	$(310)	$(690)	$(472)	$(873)	$(2,345)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

13. Subsequent Events

Legal Proceedings

On January 13, 2006, the Company entered into a Settlement Agreement with Valyd, Inc. The Settlement Agreement resolves all claims and counterclaims between the parties with respect to allegations set forth in the previously announced litigation without payment of damages by either party.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

SCHEDULE II

Communication Intelligence Corporation
Valuation and Qualifying Accounts and Reserves
(In thousands)

Years Ended December 31, 2003, 2004, and 2005
	Balance At Beginning Of Period	Charged to Costs and Expense	Deductions	Balance At End Of Period

Year ended December 31, 2003:
Accounts receivable reserves	$243	$25	$(12)	$256

Year ended December 31, 2004:
Accounts receivable reserves	$256	$234	$(86)	$404

Year ended December 31, 2005:
Accounts receivable reserves	$404	$4	$(21)	$387

S-1