Form 10-K/A
period 2005-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2006-03-31
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

___ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___

Commission File No. 0-19301

Communication Intelligence Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction ofincorporation or organization)	94-2790442 (I.R.S. EmployerIdentification No.)

275 Shoreline Drive, Suite 500 Redwood Shores, California (Address of principal executive offices)	94065 (Zip Code)

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

Amendment filed to include Exhibit 23.1, Consent of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm and Exhibit 21.1, Schedule of Subsidiaries.

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

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K/A, including without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual events to differ materially from expectations. Such factors include the following: (1) technological, engineering, quality control or other circumstances which could delay the sale or shipment of products; (2) economic, business, market and competitive conditions in the software industry and technological innovations which could affect the Company’s business; (3) the Company’s ability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others or prevent others from infringing on the proprietary rights of the Company; and (4) general economic and business conditions and the availability of sufficient financing.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of December 31, 2005, 2004, 2003, 2002, and 2001 and for each of the years in the five-year period ended December 31, 2005 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, are included in Item 8 of this Form 10-K/A. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K/A, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Interest expense

Interest expense decreased 60%, or $306, to $208 for the year ended December 31, 2005, compared to $514 in the prior year period. The decrease was primarily due to reductions in the amount of debt as the result of conversions of the notes into shares of common stock (See Note 6 in the Consolidated Financial Statements of this Form 10-K/A).

Amortization of loan discount, which includes warrant and beneficial conversion feature costs, and deferred financing costs, associated with the convertible notes increased 1117%, or $2,088, to $2,275 for the year ended December 31, 2005, compared to $187 in the prior year. The increase was due to the amortization of the loan discount and deferred financing costs related the conversion of $2,322 of the convertible notes during the twelve months ended December 31, 2005 (See Note 6 in the Consolidated Financial Statements of this Form 10-K/A). The Company will be required to amortize an additional $895 to interest expense over the life of the convertible notes or sooner if the notes are converted before the due date.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 begin on page F-1 of this Annual Report on Form 10-K/A, and is incorporated into this item by reference.

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

*Xx 10.26	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd. filed as Exhibit 10.26 here in.
*Xx 10.27	License agreement dated June 2, 2005 between the Company and SnapOn Credit L. L C.. filed as Exhibit 10.27 here in.
10.28	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8-K dated September 21, 2005.
10.29	Amendment to employment agreement with Frank V. Dane, , incorporated herein by reference to the Company's Form 8-K dated September 21, 2005.
*10.30	Form of stock option agreement dated August 31, 2005 with Russel L. Davis filed as Exhibit 10.30 here in.
*10.31	Form of stock option agreement dated December 19, 2005 with Guido DiGregorio filed as Exhibit 30 here in.
*10.32	Form of stock option agreement dated August 31, 2005 with Francis V. Dane as filed Exhibit 10.30 here in.
*10.33	Form of stock option agreement dated August 31, 2005 with C. B. Sung as filed Exhibit 10.30 here in.
14.00	Code of Ethics -Incorporated by reference to the registrant’s Annual Report on Form 10-K (file no. 0-19301) filed with the Commission on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.1	Consent of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 31, 2006.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2006.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 2005, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K/A. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Patents (continued)

The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents; the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in Item 7 of this Form 10-K/A.

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