Form 10-Q
period 2006-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2006-05-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2006

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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (Check one).

large accelerated filer	accelerated filer	X	non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes	No	X

Number of shares outstanding of the issuer's Common Stock, as of May 15, 2006: 107,538,232.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2006	2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,216	$2,849
Accounts receivable, net	553	483
Deferred financing costs - current portion	93	121
Prepaid expenses and other current assets	171	168
Total current assets	3,033	3,621

Property and equipment, net	192	147
Patents and trademarks	4,190	4,285
Capitalized software development costs	313	283
Deferred financing costs - long term	54	100
Other assets	30	30
Total assets	$7,812	$8,466

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$321	$288
Accrued compensation	236	235
Other accrued liabilities	240	283
Deferred revenue	435	557
Total current liabilities	1,232	1,363
Convertible notes, net of unamortized fair value assigned to the beneficial conversion feature and warrants of $447 and $674 at March 31, 2006 and December 31, 2005, respectively	966	1,169

Minority interest	75	78

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, 0 outstanding at March 31, 2006 and December 31, 2005	-	-
Common stock $.01 par value; 125,000 shares authorized, 107,473 and 106,542 shares issued and outstanding at March 31, 2006 and December 31, 2005	1,075	1,065
Additional paid-in capital	90,000	89,517
Accumulated deficit	(85,386)	(84,575)
Accumulated foreign currency translation adjustment	(150)	(151)
Total stockholders’ equity	5,539	5,856

Total liabilities and stockholders' equity	$7,812	$8,466

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
eSignature	$494	$330
Natural input	207	249
Total revenues	701	579
Operating costs and expenses:
Cost of sales:
eSignature	58	22
Natural input	9	−
Research and development	283	303
Sales and marketing	346	309
General and administrative	503	509
Total operating costs and expenses	1,199	1,143
Loss from operations	(498)	(564)

Other income (expense):
Interest and other income (expense), net	16	1
Interest expense	(30)	(72)
Amortization of loan discount and deferred financing cost (Note 8)	(301)	(460)
Minority interest	2	7
Net loss	$(811)	$(1,088)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	106,842	101,682

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2005	106,542	$1,065	$89,517	$(84,575)	$(151)	$5,856

Shares issued on conversion of notes	931	10	421			431

Stock based employee compensation			56			56

Stock based service expense			6			6

Comprehensive loss:
Net loss				(811)		(811)
Foreign currency translation adjustment					1	1
Total comprehensive loss						(810)
Balances as of March 31, 2006	107,473	$1,075	$90,000	$(85,386)	$(150)	$5,539

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(811)	$(1,088)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	126	230
Amortization of discount on convertible notes	227	322
Deferred financing costs	74	−
Stock based employee compensation	56	−
Stock issued for services	6	−
Loss on disposal of fixed assets	−	6
Changes in operating assets and liabilities:
Accounts receivable, net	(70)	(109)
Prepaid expenses and other current assets	(3)	7
Accounts payable	33	12
Accrued compensation	1	(54)
Other accrued liabilities	(42)	62
Deferred revenue	(122)	(154)
Net cash used for operating activities	(525)	(766)

Cash flows from investing activities: Acquisition of property and equipment	(61)	(14)
Capitalized software development costs	(45)	(99)
Net cash used for investing activities	(106)	(113)

Cash flows from financing activities:
Payments on long-term debt	−	(2)
Principal payments on capital lease obligations	(2)	(2)
Net cash used for financing activities	(2)	(4)

Net decrease in cash and cash equivalents	(633)	(883)
Cash and cash equivalents at beginning of period	2,849	4,736
Cash and cash equivalents at end of period	$2,216	$3,853

Supplemental Disclosure of Non Cash Financing Activities
Convertible Notes converted to common stock	$430	$387
Supplementary disclosure of cash flow information
Interest paid	$1	$1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Item1. Interim financial statements and basis of presentation

1. Nature of business

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K/A for the year ended December 31, 2005.

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
(In thousands, except per share amounts)
FORM 10-Q

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At March 31, 2006, the Company’s accumulated deficit was approximately $85,400 and the Company had working capital of $1,801. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective January 2005, pursuant to a financing of convertible notes (See Note 6 of the condensed consolidated financial statements). There can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for us in the quarter ending March 31, 2006. The impact of SFAS No. 123(R) was approximately $56 for the three months ended March 31, 2006 and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on our financial position and results of operations in the future.

In March 2005, the SEC released Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

2. Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

Cash and cash equivalents consist of the following:

	March 31, 2006	December 31, 2005
	Unaudited
Cash in bank	$136	$213
Money market	2,080	2,636
	$2,216	$2,849

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

3.  Accounts receivable concentration

For the three months ended March 31, 2006, three customers accounted for 68% of net accounts receivable. For the three months ended March 31, 2005, one customer accounted for 48% of net accounts receivable.

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

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management has obtained an independent valuation of its patents as of December 31, 2005, to support its assertion that no impairment of the carrying value of the patents existed. The Company believes that its quarterly impairment analysis and the December 31, 2005 independent valuation continue to be valid, and no impairment in the carrying values of the patents exists at March 31, 2006.

Amortization of patent costs was $95 for each of the three month period ended March 31, 2006 and 2005.

5.   Deferred revenue

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
(In thousands, except per share amounts)
FORM 10-Q

6.   Convertible Notes (continued)

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three months ended March 31, 2006, the Company had amortized to interest expense approximately $301 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $447 unamortized discount on the accompanying consolidated balance sheet. During the three months ended March 31, 2006, the investors converted $430 of the notes in exchange for 931 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 3,058 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

The warrants described above expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

Interest expense related to convertible debt for the three months ended March 31, 2006 and 2005 was $331 and $532, respectively, including $301 and $460 related to amortization of debt discount and deferred financing costs, respectively.

7.   Net loss per share

The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three-month period ended March 31, 2006, 5,980 shares of common stock subject to outstanding options, 3,058 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the three month period ended March 31, 2005, 5,871 shares

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

7.   Net loss per share (continued)

of common stock subject to outstanding options, 8,242 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

	Three Months Ended
	March 31, 2006			March 31, 2005
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic loss per share:
Loss available to stockholders	$(811)	106,842	$(0.01)	$(1,088)	(101,682)	$(0.01)
Effect of dilutive securities
Stock options	-	-	-	-	-	-

Loss	$(811)	106,842	$(0.01)	$(1,088)	(101,682)	$(0.01)

8.   Common Stock Options

The Company has two stock-based employee compensation plans and also grants options to employees, directors and consultants outside of the 1999 Plan and 1994 Plan pursuant to individual plans. These plans are more fully described in Note 7 of the Company’s Form 10K/A.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

8.   Common Stock Options (continued)

Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2006, of approximately 21.4% for grants were based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The fair value calculations are based on the following assumptions:

Three Months Ended March 31, 2006
Risk free interest rate	3.65% - 4.83%
Expected life (years)	3.8 - 6.8
Expected volatility	97.3%
Expected dividends	None

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

8.   Common Stock Options (continued)

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) for the three months ended March 31, 2006. There were no stock options exercises during the three months Ended March 31, 2006.

Three Months Ended March 31, 2006
Research and development	$25
Sales and marketing	27
General and administrative	4

Stock-based compensation expense included in operating expenses	$56

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 was $696. The Company’s net loss for the three months ended March 31, 2006 was $56 higher than it would have been if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the three months ended March 31, 2006 was $0.01. The Company’s net loss per common share, basic and diluted, for the three months ended March 31, 2006 would have been $0.01 if it had continued to account for share-based compensation under APB Opinion No. 25.

A summary of option activity under the Company’s plans as of March 31, 2006 is as follows:

Options	Shares (000)	Weighted Average Exercise Price		Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 01, 2006	8,591		$0.75
Granted	169		$1.21
Exercised	−	$	−
Forfeited or expired	(2,780)		$0.74
Outstanding at March 31 2006	5,980		$0.77	5.73	$	−
Vested and expected to vest at March 31, 2006	5,728		$0.79	5.73	$	−
Exercisable at March 31, 2006	5,642		$0.79	5.73	$	−

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

8.   Common Stock Options (continued)

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $0.50	1,540	6.0	$0.39	1,377	$0.39
0.51 - 1.00	3,661	6.0	$0.73	3,486	$0.74
1.01 - 2.00	687	4.2	$1.49	687	$1.49
2.01 - 3.00	50	1.6	$3.00	50	$3.00
3.01 - 7.50	42	2.3	$3.42	42	$3.42
	5,980	5.7	$0.77	5,642	$0.79

The per share weighted average fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $0.27 and $0.33, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	402	$0.36
Granted	169	$0.27
Vested	(233)	$0.33
Nonvested at March 31, 2006	338	$0.36

As of March 31, 2006, there was $44 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The unrecognized compensation cost is expected to be realized over a weighted average period of 1.3 years.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2006

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. The estimated fair value of stock-based compensation awards to employees was amortized using the straight-line method over the vesting period of the options. The weighted-average fair value calculations were based on the following assumptions for the Company’s stock option plans:

Three Months Ended March 31, 2005
Risk free interest rate	3.65%
Expected life (years)	7.0
Expected volatility	52%

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

8.   Common Stock Options (continued)

Pro forma results are as follows:

Three Months Ended
March 31,
2005
Net loss available to stockholders:
As reported	$(1,088)
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effect	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(52)
Pro forma	$(1,140)

Basic and diluted net loss per share available to stockholders:
As reported	$(0.01)
Pro forma	$(0.01)

9.    Comprehensive loss

Total comprehensive loss was as follows:
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net loss	$(811)	$(1,088)
Other comprehensive income:
Cumulative translation adjustment	1	2
Total comprehensive loss	$(810)	(1,086)

10.   Segment Information

The Company identifies reportable revenue in one segment, handwriting recognition. Handwriting recognition software is an aggregate of two revenue categories; eSignature and natural input. All handwriting recognition software is developed around the Company’s core technology. All sales represent sales to external customers.

Prior to January 1, 2006, the Company reported revenue and results in two segments, Handwriting Recognition, described above, and System Integration. System integration represented the sale and installation, by the Joint Venture in China, of third party computer equipment and systems that utilize the Company’s products. The SI business had become highly competitive, with a low barrier to entry. It was increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. The decision was made in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

10.   Segment Information continued

base costs to provide the required turn-key capabilities. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

The accounting policies followed by the segments are the same as those described in the “Critical Accounting Policies.” Segment data includes revenues and allocated costs charged to the operating segment.

The tables below present information about reporting segments for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	Handwriting Recognition	Handwriting Recognition

Revenues	$701	$579
Loss from Operations	$(498)	$(564)

For the three months ended March 31, 2006 and 2005, one customer accounted for 26% and one customer accounted for 35% of total handwriting recognition segment revenue, respectively.

11.	Subsequent event

Since March 31, 2006, the note holders have converted $30 of additional notes into 65 shares of common stock. Since the closing on November 2, 2004, the note holders have converted an aggregate of $2,812 of notes into 6,087 shares of the Company’s common stock. There are $1,383 of convertible notes remaining representing 2,993 shares of the Company’s common stock.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set fourth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 and delineated as follows:

•	Technological, engineering, manufacturing, quality control or other circumstances that could delay the sale or shipment of products;
•	Economic, business, market and competitive conditions in the software industry and technological innovations that could affect the Company’s business;
•
The Company’s inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

•	General economic and business conditions and the availability of sufficient financing.

Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set fourth in the Company’s Annual report on Form 10-K/A for the fiscal year ended December 31, 2005.

Overview

The Company was incorporated in Delaware in October 1986. Except for 2004, in each year since its inception, the Company incurred losses. For the five-year period ended December 31, 2005, operating losses aggregated approximately $8,000 and at December 31, 2005 the Company's accumulated deficit was approximately $85,000. At March 31, 2006, the Company’s accumulated deficit was approximately $85,000.

Total revenue of $701 for the quarter ended March 31, 2006 increased $122, or 21% compared to revenues of $579 in the corresponding quarter of the prior year. The first quarter 2006 revenue reflects a 50% increase in eSignature offset by a 17% reduction to Natural input revenues compared to the prior year. The increase in eSignature revenue is due to both new orders and recognition of new maintenance contracts associated with current quarter and prior year sales. Natural input revenues decreased due to lower reported royalties from the Company’s OEM customers compared to the prior year period.

Net loss for the three months ended March 31, 2006 was $811, compared with a net loss of $1,088 in the corresponding prior year period. Operating expenses increased approximately 1%, or $11, to $1,132 for the three months ended March 31, 2006, compared to $1,121 in the prior year period. The increase in operating expenses is primarily due to inclusion of approximately $56 in non cash compensation expense related to share-based compensation plans that which is now required to be included in the financial statements of both public and private companies.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Our ability to predict quarterly sales continues to be challenged by the emerging market realities of our eSignature business. We believe that the benefits of risk mitigation, both legal and compliance related, together with the ROI potential afforded by our solutions are recognized by our pilot and proof of concept customers. We believe the delay in large follow-on rollouts is partially due to customer requirements for a more complete solution to their overall eSignature needs. This involved gathering feedback from key early deployments necessary to develop new products and extensions required to meet the needs of both end-users and channel partners. The Company believes that these new products and extensions, including both multi-modal biometrics and PDF and HTML/Web based products, will provide a comprehensive range of solutions to address the needs of the larger mainstream segment of the banking, insurance and financial services market. The Company also believes the delays reflect the time necessary for market evaluation of our newer products. Such delays are inherent within a transition from the early adopter phase of an emerging market to market takeoff where large mainstream companies commit to the technology, decide who their preferred supplier will be and fund large scale deployments.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We consider certain accounting policies related to revenue recognition, valuation of inventories, accounts receivable, acquired intangibles and impairment of long-lived assets including goodwill to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (“the 2005 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2005 Form 10-K. During the three months ended March 31, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the 2005 Form 10-K. except for the following addition to the critical accounting policies:

Revenue Recognition. Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended, Staff Accounting Bulletin 104 ("SAB 104") and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue 00-21 of the FASB Emerging Issues Task Force.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” The adoption of SAB 104 did not impact the Company’s consolidated financial statements.

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

Intangible Assets. The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value, while subjective, is determined by estimating future cash flows from the products that are and will be protected by the patents, considering the following additional factors:

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

Management recognizes that revenues have fluctuated from comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management has obtained an independent valuation of its patents as of December 31, 2005, to support its assertion that no impairment of the carrying value of the patents existed. The Company believes that its quarterly impairment analysis and the December 31, 2005 independent valuation continue to be valid, and no impairment in the carrying values of the patents exists at March 31, 2006.

Sources of Revenues. To date, the Company's revenues have been derived principally from end-users, manufacturers, retailers and distributors of computer products in North America, Europe and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been insignificant and within management's expectations and reserves.

Stock-based Compensation Expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the 2000 Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2006, of approximately 21.4% for grants were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $56, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. As of March 31, 2006, total unrecognized compensation costs related to unnvested stock options was $44, which is expected to be recognized as an expense over a weighted average period of approximately 1.34 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options. See Note 8 to the Consolidated Financial Statements for additional information.

Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. During the quarter ended March 31, 2006, $45 in engineering costs were capitalized. The Company expects that capitalization of engineering costs will be consistent with prior period amounts and reflect new product development and enhancements.

Research and Development. Research and development costs are charged to expense as incurred.

Foreign Currency Translation. We consider the functional currency of the Company’s China joint venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated foreign currency translation adjustment" in our consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for non-monetary assets and liabilities that are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each period, except for those expenses included in balance sheet accounts, which are translated at historical exchange rates.

Net foreign currency transaction gains and losses are included as components of “interest and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three months ended March 31, 2006 and 2005, respectively.

Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at March 31, 2006 based upon the Company's history of losses.

Segments. We report in one segment: handwriting recognition. Handwriting recognition includes online/retail revenues and corporate sales, including eSignature and natural input/original equipment manufacturers ("OEM") revenues. Handwriting recognition represents the sale of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. It also includes the sale of natural input technologies that are designed to allow users to interact with handheld devices. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through a direct sales force to individual or enterprise end users (see discussion under revenues - Handwriting recognition). We also license a version of our handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Results of Operations

The following table provides unaudited financial information:

	Three Months Ended March 31,

	2006	2005
Segment revenues:
Handwriting recognition
eSignature	$453	$329
eSignature China	41	1
Natural input	207	249
Total Handwriting recognition	701	579

Cost of Sales
eSignature	58	22
Natural input	9	-
Total cost of sales	67	22

Other operating cost and expenses
Research and development	283	303
Sales and Marketing	346	309
General and administrative	503	509
Total other operating costs and expenses	1,132	1,121

Other expense net	(313)	(524)

Net loss	$(811)	$(1,088)

Amortization of intangible assets
Cost of sales	$16	$3
General and administrative	95	95
Total amortization of intangible assets	$111	$98

Revenues

eSignature revenue. eSignature revenues are derived from channel partners and end users. eSignature revenues increased 38%, or $124, to $453 for the three months ended March 31, 2006, compared to $329 in the prior year period as discussed below.

eSignature revenues through channel partners increased 26%, or $20, to $96 for the three months ended March 31, 2006, compared to $76 in the prior year period. The increase is due primarily to orders placed from one of the Company’s overseas resellers for its Sign-it® for Word and Signature One products for use by a governmental unit in South Africa.

eSignature revenues from sales to end users increased 41%, or $104, to $357, for the three months ended March 31, 2006, compared to $253 in the prior year period. The increase in eSignature sales to end users was due primarily to follow on orders to Nationwide Building Society, a UK financial institution and SnapOn Credit LP.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

eSignature revenues in China increased $40, to $41, for the three months ended March 31, 2006, as compared to $1 in the prior year period. The increase in China eSignature revenues was due to an agreement made in 2005 with eCom Asia Pacific Pty Ltd (“eCom”). The agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. The agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is targeted to achieve our objective of establishing enhanced sales coverage in China leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company believes that the channel partner strategy will deliver increasing and sustained revenue growth.

The Company made an investment in new sales personal in 2005. The Company believes that this investment will increase corporate eSignature revenues in the near term through a stronger focus and presence in its target markets. In addition, the Company believes that the sales of smaller pilot deployments of its products to customers will lead to greater sales in future periods as the customers roll out their applications on wider scales. However, the timing of customer product roll outs is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

Natural Input revenues. Natural Input revenues are derived from OEM’s and web-based sales.

Revenue from the sales of the Company’s natural input products, which include Jot, decreased 17%, or $42, to $207 for the three months ended March 31, 2006, compared to $249 in the prior year as discussed below.

Natural input product revenues through OEM’s decreased 8%, or $18, to $207 for the three months ended March 31, 2006, compared to $225 in the prior year period. The decrease is due primarily to a 10% decrease in royalties received from Palm Source compared to the prior year period.

Online/retail revenues decreased 100%, or $24, to $0 for the three months ended March 31, 2006, as compared to $24 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC’s Jot® handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of older units that would be upgraded. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be embedded in the PalmSource OS that is used by leading handheld computer and smartphones suppliers.

Cost of Sales

Cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales increased 205%, or $45, to $67 for the three months ended March 31, 2006, compared to $22 in the prior year period. The increase was primarily due to the engineering costs associated with SnapOn Credit LP development contract revenue. Cost of sales may vary in the future depending on the customer’s decision to purchase its software solution and third party hardware as a complete package, from the Company, rather than buying individual components from separate vendors and non-recurring engineering work for customer requested applications.

eSignature and natural input channel partner and OEM cost of sales increased 163%, or $36, to $58 for the three months ended March 31, 2006, compared to $22 in the prior year period. The increase was primarily due to the engineering costs associated with SnapOn Credit LP development contract revenue. Increases in eSignature cost of sales in the future will be driven by the amount of third party hardware that is sold with the Company’s software solutions, engineering costs associated with development contracts and increased amortization of software development costs capitalized in future periods associated with enhancements and new product development.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Natural input cost of sales increased to $9 for the three months ended March 31, 2006 compared to $0 in the prior year period. The increase is due to the amortization of software development costs capitalized during 2005 for enhancements and upgrades to the Jot products. The Company no longer offers its products through online/retail outlets. Jot continues to be the de facto standard, embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers. In addition, major device manufacturers, such as Sony-Ericsson, continue to embed Jot in their products.

Operating expenses

Research and Development Expenses. Research and Development expense decreased 7%, or $20, to $283 for the three months ended March 31, 2006, as compared to $303 in the prior year period. Engineering expenses consists primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.

Salaries and related expense increased 37%, or $93, to $342 for the three months ended March 31, 2006, as compared to $249 in the prior year period, due primarily to the addition of three engineering personal compared to the prior year period. Stock based compensation expense, included for the first time as expense was $25 for the three months ended March 31, 2006. The was no comparable expense in the prior year period.

Outside engineering cost and expenses decreased 96%, or $53, to $2 for the three months ended March 31, 2006, compared to $55 in the prior year period. The decrease was due primarily to the utilization of outside engineering services in the prior year period to complete several projects. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on groups services, as required, which could have a material effect on the amount of outside engineering expense reported. Facilities allocation decreased 34%, or $24, to $46 for the three months ended March 31, 2006, compared to $70 in the prior year period. Despite the increased engineering head count, the facilities allocation decreased due to a reduction in the Company’s rent expense resulting from a renegotiation of the lease. Other engineering expenses decreased $61, for the three months ended March 31, 2006 as compared to the prior year period. The decrease was primarily due to reductions in the expenses of the China joint venture brought about by the Company’s agreement with eCom Asia Pacific.

Capitalized software development costs decreased 55%, or $54, to $45, as compared to $99 in the prior year period. The decrease in capitalized software development was due to increased non-recurring engineering development for revenue related projects and completion of significant upgrades and enhancements being made to the Company’s natural input and eSignature products in the prior year period. Capitalization of software development cost is expected to be substantially consistent with the current period amount for the foreseeable future. Engineering costs transferred to cost of sales increased 245%, or $27, to $38 for the three months ended March 31, 2006, compared to $11 in the prior year period. The increase is due to development services purchased by a customer in the current period.

Sales and Marketing Expenses. Sales and marketing expenses increased 12%, or $37, to $346 for the three months ended March 31, 2006, compared to $309 in the prior year period. Sales and marketing expenses consists of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses.

Salaries and related expenses increased 49%, or $64, to $194 for the three months ended March 31, 2006, compared to $130 in the prior year period. The increase in salaries and related expense was due primarily to the increase of two sales employees compared to the prior year period. Stock based compensation expense, included for the first time as expense was $27 for the three months ended March 31, 2006. There was no comparable stock based compensation expense in the prior year period. Commission expense increased 136%, or $15, to $26 for the three months ended March 31, 2006, compared to $11 in the prior year period. The increase in commission expense was due primarily to the increase in revenues compared to the prior year.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Recruiting expense decreased 96%, or $65, to $3 for the three months ended March 31, 2006, compared to $68 in the prior year period. The decrease was due to reduced usage of professional recruiters compared to the prior year period. Professional services decreased 90%, or $18, to $2 for the three months ended March 31, 2006, compared to $20 in the prior year period. The decrease is due to the expenses incurred in the prior year period for organization of health care focus groups for the eSignature market. Advertising expense increased 533%, or $16, to $19 for the three months ended March 31, 2006, compared to $3 in the prior year period. The increase is due to participation in financial service related trade shows and internet advertising compared to the prior year period. Advertising is expected to remain at the elevated expense levels for the near term. Other expenses, including general office and allocated facilities expenses increased 31%, or $24, to $101 for the three months ended March 31, 2006, compared to $77 in the prior year period. The Company anticipates that sales and marketing expenses will continue to increase in the near term as the Company strengthens its sales efforts through increasing headcount that will enable it to pursue new opportunities in the eSignature market space. The Company continues to develop its channel strategy for its eSignature products. The Company believes the channel strategy, along with its current and potential partners, will produce increasing revenues in the near term.

General and Administrative Expenses. General and administrative expenses decreased 1%, or $6, to $503, for the three months ended March 31, 2006, compared to $509 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs.

Salaries and related expenses increased 16%, or $29, to $213 for the three months ended March 31, 2006, compared to $184 in the prior year period. The increase was due primarily to increases in employee salaries. Stock based compensation expense, included for the first time as expense was $4 for the three months ended March 31, 2006. The was no comparable stock based compensation expense in the prior year period.

Professional service expenses, which include consulting, legal and outside accounting fees, decreased 13%, or $17, to $119 for the three months ended March 31, 2006, compared to $136 in the prior year period. The decrease was due primarily to an decrease in legal fees associated with the infringement litigation incurred by the Company in the prior year protecting its patented intellectual property. Insurance expense increased 13%, or $3, to $27 for the three months ended March 31, 2006, compared to $24 in the prior year period. Other administrative expenses, including general office and allocated facilities expenses, decreased 7%, or $11, to $144 for the three months ended March 31, 2006, compared to $155 in the prior year period. The decrease was due primarily to reduced facilities allocations resulting from renegotiating the office lease. The Company believes that its General and Administrative expenses will remain fairly stable for the near term.

Interest and other income (expense), net

Interest and other income (expense), net increased $15, for the three months ended March 31, 2006, compared to the same prior year period. The Company’s Joint Venture disposed of unneeded office equipment in the prior year period as it prepared to move to new office space.

Interest expense

Interest expense decreased 58%, or $42, to $30 for the three months ended March 31, 2006, compared to $72 in the prior year period. The decrease was primarily due to the reduction in debt attributable to by the conversion of the convertible debt into shares of common stock. (See Note 6 of the condensed consolidated financial statements).

Amortization of the loan discount and deferred financing costs declined 35%, or $159, to $301 for the three months ended March 31, 2006, from $460 in the prior year. The decrease is due to reduced amortization of the loan discount and deferred financing costs resulting from a reduction in notes balance due to conversions from notes to equity between the comparable periods.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Liquidity and Capital Resources

At March 31, 2006, cash and cash equivalents totaled $2,216 compared to cash and cash equivalents of $2,849 at December 31, 2005. The decrease in cash was primarily due to cash used in operating activities of $525, acquisition of property and equipment amounting to $61, capitalization of software development costs of $45 and principle payments on capital lease obligations of $2. Total current assets were $3,033 at March 31, 2006, compared to $3,621 at December 31, 2005. As of March 31, 2006, the Company's principal sources of funds included its cash and cash equivalents aggregating $2,216.

Accounts receivable increased $70 for the three months ended March 31, 2006 compared to the December 31, 2005 balance, due primarily to the increase in sales compared to the prior quarter. The Company expects the development of the eSignature market will ultimately result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $3 for the three months ended March 31, 2006, compared to December 31, 2005, due to annual fees or maintenance and support costs added to prepaids over the three months ended March 31, 2006 being approximately equal to the quarterly amortization amounts.

Accounts payable increased $33 for the three months ended March 31, 2006, compared to December 31, 2005, due to increased professional fees during the quarter. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution. Accrued compensation increased $1 during the three months ended March 31, 2006, compared to the prior December 31, 2005 balance. The balance may fluctuate due to increases in personal and utilization of or additional accruals to the accrued vacation balance.

Total current liabilities were $1,232 at March 31, 2006, compared to $1,363 at December 31, 2005. Deferred revenue, totaling $435 at March 31, 2006, compared to $557 at December 31, 2005, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, which ever is longer. Deferred revenue is recorded when the Company receives payment from its customers.

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

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three months ended March 31, 2006, the Company had amortized to interest expense approximately $301 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $447 unamortized discount on the accompanying consolidated balance sheet. During the three months ended March 31, 2006, investors converted $430 of the notes in exchange for 931 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 3,058 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

The above warrants expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

The Company also was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

Interest expense related to convertible debt for the three months ended March 31, 2006 and 2005 was $331 and $532, respectively. Included in interest expense for the three months ended March 31, 2006 and 2005 was $301 and $460 related to amortization of debt discount and deferred financing costs.

The Company the following material commitments as of March 31, 2006:

	Payments due by period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$966	$-	$966	$-	$-	$-	$-
Operating lease commitments (2)	1,505	213	236	264	272	280	240
Total contractual cash obligations	$2,471	$213	$1,202	$264	$272	$280	$240

1.	Long-term debt is net of approximately $447 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

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
(In thousands, except per share amounts)
FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2006.

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

Item 1A. Risk Factors

None

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

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

3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 15, 2006	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)