Form 10-Q
period 2006-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2006-08-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2006

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

Number of shares outstanding of the registrant’s Common Stock, as of August 11, 2006: 107,557,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2006	2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$1,698	$2,849
Accounts receivable, net	428	483
Deferred financing costs - current portion	91	121
Prepaid expenses and other current assets	152	168
Total current assets	2,369	3,621

Property and equipment, net	188	147
Patents and trademarks	4,096	4,285
Capitalized software development costs	516	283
Deferred financing costs - long term	30	100
Other assets	30	30
Total assets	$7,229	$8,466

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$361	$288
Accrued compensation	243	235
Other accrued liabilities	254	283
Deferred revenue	591	557
Total current liabilities	1,449	1,363
Convertible notes, net of unamortized fair value assigned to the beneficial conversion feature and warrants of $368 and $674 at June 30, 2006 and December 31, 2005, respectively	1,015	1,169

Minority interest	73	78

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, 0 outstanding at June 30, 2006 and December 31, 2005	-	-
Common stock $.01 par value; 125,000 shares authorized, 107,557 and 106,542 shares issued and outstanding at June 30, 2006 and December 31, 2005	1,076	1,065
Additional paid-in capital	90,078	89,517
Accumulated deficit	(86,311)	(84,575)
Accumulated foreign currency translation adjustment	(151)	(151)
Total stockholders’ equity	4,692	5,856

Total liabilities and stockholders' equity	$7,229	$8,466

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
eSignature	$310	$1,012	$804	$1,343
Natural input	138	197	345	445

Total Revenues	$448	$1,209	$1,149	$1,788

Operating costs and expenses:

Cost of sales
eSignature	26	29	84	51
Natural input	3	−	12	−
Research and development	143	242	426	545
Sales and marketing	433	328	779	637
General and administrative	655	559	1,158	1,068
Total operating costs and expenses	1,260	1,158	2,459	2,301

Income (loss) from operations	(812)	51	(1,310)	(513)

Other (expense)
Interest and other income (expense), net	14	(10)	30	(9)
Interest expense	(26)	(68)	(56)	(140)
Amortization of loan discount and deferred financing cost (Note 8)	(104)	(813)	(405)	(1,273)
Minority interest	3	6	5	13

Net loss	$(925)	$(834)	$(1,736)	$(1,922)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	107,552	102,382	107,199	102,034

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2005	106,542	$1,065	$89,517	$(84,575)	$(151)	$5,856

Shares issued on conversion of notes	931	10	421			431

Stock based employee compensation			56			56

Stock based service expense			6			6

Comprehensive loss:
Net loss				(811)		(811)
Foreign currency translation adjustment					1	1
Total comprehensive loss						(810)
Balances as of March 31, 2006	107,473	$1,075	$90,000	$(85,386)	$(150)	$5,539

Shares issued on conversion of notes	64	1	29			30
Shares issued for services	19					−
Stock based employee compensation			49			49
Net loss				(925)		(925)
Foreign currency translation adjustment					(1)	(1)
Total comprehensive loss						(926)
Balances as of June 30, 2006	107,556	$1,076	$90,078	$(86,311)	$(151)	$4,692

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,736)	$(1,922)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	278	531
Amortization of discount on convertible notes	306	952
Deferred financing costs	100
Stock based employee compensation	105	-
Stock issued for services	6	-
Provision for doubtful accounts	-	11
Loss on disposal of fixed assets	-	38
Minority interest	(5)	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	55	(64)
Prepaid expenses and other current assets	16	(29)
Accounts payable	73	26
Accrued compensation	8	(1)
Other accrued liabilities	(24)	(55)
Deferred revenue	34	52
Net cash used for operating activities	(784)	(474)

Cash flows from investing activities: Acquisition of property and equipment	(85)	(35)
Capitalized software development costs	(277)	(193)
Net cash used for investing activities	(362)	(228)

Cash flows from financing activities:
Payments on short-term debt	-	(6)
Payments on long-term debt	-	(3)
Principal payments on capital lease obligations	(5)	(5)
Net cash used for financing activities	(5)	(54)
Effect of exchange rate changes on cash	-	-

Net decrease in cash and cash equivalents	(1,151)	(756)
Cash and cash equivalents at beginning of period	2,849	4,736
Cash and cash equivalents at end of period	$1,698	$3,980

Supplemental Disclosure of Non Cash Financing Activities
Convertible Notes converted to common stock	$460	$1,135
Supplementary disclosure of cash flow information
Interest paid	$26	$143

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

Transaction and communication enabling technologies have been fundamental to the Company’s development of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. These technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control, and enabling workflow automation of traditional paper form processing. CIC believes that these technologies offer more efficient methods for conducting electronic transactions while providing greater user authentication functionality, heightened data security, and increased user productivity.

Natural input technologies are designed to allow users to interact with handheld devices, including PDA’s and smartphones, by using an electronic pen or "stylus" as the primary input device or in conjunction with a keyboard. CIC's natural input offerings include multilingual handwriting recognition systems, software keyboards, and predictive text entry technologies.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At June 30, 2006, the Company’s accumulated deficit was approximately $86,300 and the Company had working capital of $920. The Company.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item1. Interim financial statements and basis of presentation (continued)

1. Nature of business (continued)

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

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements, including stock options and grants and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires, instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for the Company in the quarter ending March 31, 2006. The impact of SFAS No. 123(R) was approximately $49 and $104, respectively, for the three and six months ended June 30, 2006 and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on the Company’s financial position and results of operations in the future.

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

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item1. Interim financial statements and basis of presentation (continued)

1. Nature of business (continued)

SFAS 155:

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

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS 155 may also be applied upon adoption of SFAS 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of FASB Statement 133 prior to the adoption of SFAS 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is in the process of evaluating the impact of SFAS 155.

In June 2006, FASB ratified the consensuses reached in the EITF 06-3: How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). For taxes within the scope of this issue, the consensus will indicate that gross vs. net income statement classification of that tax is an accounting policy decision. The consensus itself will not require an entity to change its current policy related to the classification of these taxes. However, voluntarily changing from gross to net presentation or vice versa would be considered a change in accounting policy, which would require the application of FASB Statement No. 154, Accounting Changes and Error Corrections. As a result, any such change would need to be considered preferable. The EITF will emphasize that the consensus on this issue should not be used as a basis for concluding that a particular presentation (e.g., gross presentation) is preferable. In addition, for taxes within the scope of this issue that are significant in amount, the consensus will require the following disclosures: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The latter disclosure may be provided on an aggregate basis. This consensus will be effective in interim and annual periods beginning after December 15, 2006, with earlier application permitted. The Company does not believe that EITF 06-3 will have an impact on its financial statement presentation.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item1. Interim financial statements and basis of presentation (continued)

1. Nature of business (continued)

penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

2. Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

Cash and cash equivalents consist of the following:
	June 30, 2006	December 31, 2005
	Unaudited
Cash in bank	$116	$213
Money market	1,582	2,636
	$1,698	$2,849

3. Accounts receivable concentration

For the six months ended June 30, 2006, two customers accounted for 65% of net accounts receivable. For the six months ended June 30, 2005, one customer accounted for 38% of net accounts receivable.

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

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management has obtained an independent valuation of its patents as of December 31, 2005, to support its assertion that no impairment of the carrying value of the patents existed. The Company believes that its quarterly impairment analysis and the December 31, 2005 independent valuation continue to be valid, and no impairment in the carrying values of the patents exists at June 30, 2006.

Amortization of patent costs was $94 and $189 for each of the three and six month periods ended June 30, 2006 and 2005.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

5. Deferred revenue

Deferred revenue is recorded for post-contract support and is recognized as revenue when costs are incurred or over the support period, generally twelve months, whichever is longer.

6. Convertible Notes

In November 2004, the Company entered into a unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement, each dated as of October 28, 2004). The Purchase Agreement does not require the Company to deliver registered shares upon exercise of the warrants. However the Company was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The conversion right contained in the Purchase Agreement was analyzed under paragraphs 6 and 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to determine its proper classification in the Company’s balance sheet. The Company also reviewed the liquidated damages clauses contained in the Registration Rights Agreement that could potentially be payable if the registration statement was not declared effective within 120 days of the closing, with reference to SFAS 5. The Company determined that it was highly unlikely and not probable, that the Company would incur liquidated damages. However, in light of EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company effectively has accounted for the Registration Rights Agreement and the financial instrument under View C contained in EITF 05-04. The Company would not have recorded a liability at the inception of the debt, or at subsequent reporting dates, or until the Registration Rights Agreement was declared effective or thereafter, as our assessment of the likelihood that the probability of actually paying the liquidated damages was zero. Therefore, the Purchase Agreement was recorded as a debt and equity transaction with no recorded asset or liability associated with the conversion feature or liquidated damage clause included in the Registration Rights Agreement.

The financing discussed above, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet at December 31, 2004. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company has used and expects to continue to use the proceeds of the financing for additional working capital.

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

6. Convertible Notes (continued)

addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and six month periods ended June 30, 2006, the Company had amortized to interest expense approximately $104 and $405 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $368 unamortized discount on the accompanying consolidated balance sheet. During the three and six month periods ended June 30, 2006, the investors converted $30 and $460 of the notes in exchange for 65 and 996 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

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

Interest expense related to convertible debt for the three and six month periods ended June 30, 2006 was $129 and $461, including $104 and $405 related to amortization of debt discount and deferred financing costs, respectively. For the three and six month periods ended June 30, 2005, interest expense related to convertible debt was $878 and $1,410, including $813 and $1,272 related to amortization of debt discount and deferred financing costs, respectively.

7. Net (loss) per share

The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three month period ended June 30, 2006, 6,401 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the three month period ended June 30, 2005, 5,778 shares of common stock subject to outstanding options, 6,624 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

7. Net (loss) per share (continued)

	Three Months Ended
	June 30, 2006			June 30, 2005
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic (loss) per share:
Loss available to stockholders	$(925)	107,552	$(0.01)	$(834)	102,382	$(0.01)

Effect of dilutive securities
Stock options	-		-	-		-

Diluted (loss)	$(925)	107,552	$(0.01)	$(834)	102,382	$(0.01)

For the six-month period ended June 30, 2006, 6,401 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the six-month period ended June 30, 2005, 5,778 shares of common stock subject to outstanding options, 6,624 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

	Six Months Ended
	June 30, 2006			June 30, 2005
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic (loss) per share:
Loss available to stockholders	$(1,736)	107,199	$(0.02)	$(1,922)	102,034	$(0.02)

Effect of dilutive securities
Stock options	-	-	-	-	-	-

Diluted (loss)	$(1,736)	107,199	$(0.02)	$(1,922)	102,034	$(0.02)

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six-month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first two quarters of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first two quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the six months ended June 30, 2006, of approximately 20.3% for grants is based on historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended June 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options. The fair value calculations are based on the following assumptions:

Three and Six Months Ended June 30, 2006
Risk free interest rate	3.65% - 5.11%
Expected life (years)	3.66 -7.00
Expected volatility	82.1%
Expected dividends	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) for the three and six months ended June 30, 2006. There were no stock options exercises during the three and six months Ended June 30, 2006, except for 19 shares exercised by a consultant that were issued for services.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$9	$34
Sales and marketing	12	38
General and administrative	7	11
Director options	21	21
Stock-based compensation expense included in operating expenses	$49	$104

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was higher by $48 and $104 than it would have been had the Company continued to account for share-based compensation under APB Opinion No. 25.  The change in the Company’s net loss per common share, basic and diluted, for the three and six months ended June 30, 2006, as a result of adopting SFAS 123(R) on January 1, 2006 was not material when compared to the result had it continued to account for share-based compensation under APB Opinion No. 25.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

8. Common Stock Options (continued)

A summary of option activity under the Company’s plans as of June 30, 2006 is as follows:

Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 01, 2006	8,591	$0.75
Granted	844	$0.58
Exercised	(19)	$0.42
Forfeited or expired	(3,015)	$0.77
Outstanding at June 30, 2006	6,401	$0.73	5.59	$	−
Vested and expected to vest at June 30, 2006	5,537	$0.77	5.44	$	−
Exercisable at June 30, 2006	5,537	$0.77	5.44	$	−

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $0.50	2,111	6.0	$0.40	1,397	$0.39
0.51 - 1.00	3,636	5.7	$0.73	3,486	$0.74
1.01 - 2.00	562	4.1	$1.51	562	$1.51
2.01 - 3.00	50	1.3	$3.00	50	$3.00
3.01 - 7.50	42	2.0	$3.42	42	$3.42
	6,401	5.6	$0.73	5,537	$0.77

The per share weighted average fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $0.30 and $0.41, respectively.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

8. Common Stock Options (continued)

A summary of the status of the Company’s nonvested shares as of June 30, 2006 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	402	$0.36
Granted	844	$0.30
Vested	(382)	$0.38
Nonvested at June 30, 2006	864	$0.33

As of June 30, 2006, there was $183 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be realized over a weighted average period of 3 years.

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

Six Months Ended June 30, 2005
Risk free interest rate	3.91%
Expected life (years)	6.4
Expected volatility	90%

	Three Months	Six months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss available to stockholders:
As reported	$(834)	$(1,922)
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effect	-	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax	(116)	(168)
Pro forma	$(950)	$(2,090)

Basic and diluted loss per share available to stockholders:
As reported	$(0.01)	$(0.02)
Pro forma	$(0.01)	$(0.02)

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

9. Comprehensive (loss)

Total comprehensive income (loss) was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net (loss)	$(925)	$(834)	$(1,736)	$(1,922)
Other comprehensive income (loss):
Cumulative translation adjustment	(1)	7	−	9
Total comprehensive (loss)	$(926)	$(827)	$(1,736)	$(1,913)

10. Segment Information

The Company identifies reportable revenue in one segment, handwriting recognition. Handwriting recognition software is an aggregate of two revenue categories; eSignature and natural input. All handwriting recognition software is developed around the Company’s core technology. All sales represent sales to external customers.

Prior to January 1, 2006, the Company reported revenue and results in two segments, Handwriting Recognition, described above, and System Integration. System integration represented the sale and installation, by the Joint Venture in China, of third party computer equipment and systems that utilize the Company’s products. The system integration business had become highly competitive with a low barrier to entry. It was increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. The Company decided in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide the required turn-key capabilities. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

The accounting policies followed by the segment are the same as those described in the “Critical Accounting Policies.” Segment data includes revenues and allocated costs charged to the operating segment.

The tables below present information about reporting segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Handwriting Recognition	Handwriting Recognition	Handwriting Recognition	Handwriting Recognition

Revenues	$448	$1,209	$1,149	$1,788
Income (loss) from Operations	$(812)	$51	$(1,310)	$(513)

For the three months ended June 30, 2006 three customers accounted for 54% total handwriting recognition segment revenues. For the three months ended June 30, 2005, one customer accounted for 40% of total handwriting recognition segment revenue. For the six months ended June 30, 2006 two customers accounted for 38% of total handwriting recognition segment revenue. For the six months ended June 30, 2005, one customer accounted for 27% of total handwriting recognition segment revenue.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

11. Subsequent event

In August 2006, the Company established a credit facility pursuant to a note and warrant purchase agreement with an investor. The terms of the agreement allow the Company to borrow, on demand and during a period not to exceed eighteen months, an aggregate principal amount of up to six hundred thousand dollars ($600,000). Upon each draw, the Company will be required to issue warrants to purchase a pro rata number of shares of its common stock, with a maximum number of 3,111,000 to be issued if the entire $600,000 is drawn. The notes will bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The warrants will have a three year life and an exercise price of $0.51. In the event the credit facility is not drawn upon, the Company shall issue to the investor, as a standby commitment fee, 335,000 shares of the Company’s common stock. The Warrants will include piggyback registration rights, for the underlying shares, to participate in any future registrations of the Company’s common stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K/A for the fiscal year ended December 31, 2005.

Overview

The Company was incorporated in Delaware in October 1986. Except for 2004, in each year since its inception, the Company incurred losses. For the five-year period ended December 31, 2005, operating losses aggregated approximately $8,000 and at December 31, 2005 the Company's accumulated deficit was approximately $85,000. At June 30, 2006, the Company’s accumulated deficit was approximately $86,300.

Total revenue of $448 for the three months ended June 30, 2006 decreased 63% compared to revenues of $1,209 in the corresponding quarter of the prior year. The decrease in revenue is due primarily to the absence of large deployments in the current quarter such as Snap-On Credit LC, American General Life & Assurance, Everypath and Bell South aggregating $637, that were closed in the corresponding quarter of the prior year. Total revenues of $1,149 for the six months ended June 30, 2006 decreased 36% compared to revenues of $1,788 in the corresponding six months of the prior year. Total revenue for eSignature solutions of $804 for the six months ended June 30, 2006 decreased 40% or $539 compared to eSignature revenue of $1,343 in the corresponding six months of the prior year. This decrease in revenue is primarily attributable to the absence of large orders discussed above.

The net loss for the three months ended June 30, 2006 was $925, which included $104 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, compared with a net loss of $834 in the corresponding prior year period. Operating expenses increased approximately 9%, or $102, to $1,231, from $1,129 for the three months ended June 30, 2006 compared to the prior year period. The increase primarily reflects increases in sales and marketing headcount and non cash employee stock compensation charges to expense in the current period required under SFAS 123R . The net loss for the six months ended June 30, 2006 of $1,736, which included $405 in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes, represents an improvement of $186 compared to the net loss of $1,922 in the corresponding six months of the prior year. The decrease in the net loss is primarily due to a reduction in the amount of the non-cash amortization expense associated with the convertible debt.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Our ability to predict quarterly sales continues to be challenged by the emerging market realities of our eSignature business. We believe that the benefits of risk mitigation, both legal and compliance related, together with the ROI potential afforded by our solutions are recognized by our pilot and proof of concept customers. We believe the delay in large follow-on rollouts is partially due to customer requirements for a more complete solution to their overall eSignature needs. This involved gathering feedback from key early deployments necessary to develop new products and extensions required to meet the needs of both end-users and channel partners. The Company believes that these new products and extensions, including both multi-modal biometrics and PDF and HTML/Web based products, will provide a comprehensive range of solutions to address the needs of the larger mainstream segment of the banking, insurance and financial services market. The Company also believes the delays reflect the time necessary for market evaluation of our newer products. Such delays are inherent with a transition from the early adopter phase of an emerging market to market takeoff where large mainstream companies commit to the technology, decide on who their preferred supplier will be and fund large scale deployments.

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

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (“the 2005 Form 10-K/A”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2005 Form 10-K/A. During the three and six months ended June 30, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the 2005 Form 10-K/A except for the following addition to the critical accounting policies:

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

Management recognizes that revenues have fluctuated from comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management has obtained an independent valuation of its patents as of December 31, 2005, to support its assertion that no impairment of the carrying value of the patents existed. The Company believes that its quarterly impairment analysis and the December 31, 2005 independent valuation continue to be valid, and no impairment in the carrying values of the patents exists at June 30, 2006.

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

Stock-based Compensation Expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the 2000 Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the six months ended June 30, 2006, of approximately 20.3% for grants were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Stock-based compensation expense recognized under SFAS 123(R) for the three and six month periods ended June 30, 2006 was $49 and $104, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee and director stock options. As of June 30, 2006, total unrecognized compensation costs related to unvested stock options was $183, which is expected to be recognized as an expense over a weighted average period of approximately 3 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options. See Note 8 to the Consolidated Financial Statements for additional information.

Software Development Costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. In the Company's case, capitalization commences upon the completion of a working model and generally ends upon the release of the product. The capitalized costs are amortized to cost of sales on a straight line basis over the estimated life of the product, generally three years. During the three and six month periods ended June 30, 2006, $232 and $277 in engineering costs were capitalized. The Company expects that capitalization of engineering costs will be consistent with prior period amounts and reflect new product development and enhancements.

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

Net foreign currency transaction gains and losses are included as components of “interest and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the three and six month periods ended June 30, 2006 and 2005.

Net Operating Loss Carryforwards. Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at June 30, 2006 based upon the Company's history of losses.

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

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Results of Operations

The following table provides unaudited financial information for our segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment revenues:
Handwriting recognition
eSignature	$269	$856	$722	$1,185
eSignature China	41	156	82	158
Natural input	138	197	345	445
Total handwriting recognition	$448	$1,209	$1,149	$1,788

Cost of Sales
eSignature	$26	$29	$84	$51
Natural input	3	-	12	-
Total cost of sales	$29	$29	$96	$51

Operating cost and expenses
Research and development	$143	$242	$426	$545
Sales and Marketing	433	328	779	637
General and administrative	655	559	1,158	1,068
Total operating costs and expenses	$1,231	$1,129	$2,363	$2,250

Interest and other income (expense), net	$17	$(4)	$35	$4
Interest expense	(130)	(881)	(461)	(1,413)

Net (loss)	$(925)	$(834)	$(1,736)	$(1,922)

Amortization of intangible assets
Cost of sales, capitalized software costs	$29	$17	$57	$20
General and administrative	94	94	189	189
Total amortization of intangible assets	$123	$112	$246	$209

Revenues

eSignature revenue. eSignature revenues are derived from channel partners and end users. eSignature revenues decreased 69%, or $702, to $310 for the three months ended June 30, 2006, as compared to $1,012 in the prior year period. For the six months ended June 30, 2006, eSignature revenues decreased 40%, or $539, to $804, as compared to $1,343 in the prior year period. The changes to eSignature revenues are discussed more fully below.

eSignature revenues through channel partners for the three months ended June 30, 2006, decreased 87%, or $143, to $22, as compared to $165 in the prior year period. The decrease is due primarily to orders placed by two of the Company’s resellers aggregating $128 in the prior year period. For the six month period ended June 30, 2006, eSignature sales through channel partners decreased 51%, or $123, to $118, as compared to $241 in the prior year period.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

eSignature revenues from sales to end users decreased 64%, or $444, to $247, for the three months ended June 30, 2006, compared to $691 in the prior year period. The decrease in eSignature sales to end users was due primarily to the absence of large deployments in the current quarter such as Snap-On Credit LC and American General Life & Assurance, which aggregated $510 in the prior year period. For the six months ended June 30, 2006, eSignature revenues from sales to end users decreased 36%, or $340, to $604, as compared to $944 in the prior year period. The decrease is due to the absence of large deployments discussed above, compared to the prior year period.

eSignature revenues in China decreased 74%, or $115, to $41, for the three months ended June 30, 2006, as compared to $156 in the prior year period. For the six months ended June 30, 2006, eSignature revenues in China decreased 48%, or $76, to $82, as compared to $158 in the prior year period. The decrease in China eSignature revenues was due to the initial purchase of licenses pursuant to an agreement made in 2005 with eCom Asia Pacific Pty Ltd (“eCom”). The agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. The agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments, including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is targeted to achieve our objective of establishing enhanced sales coverage in China leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company believes that the channel partner strategy will deliver increasing and sustained revenue growth.

Our ability to predict quarterly sales continues to be challenged by the emerging market realities of our eSignature business. The Company made an investment in new sales personal in 2005 and 2006. The Company believes that this investment will increase corporate eSignature revenues in the near term through a stronger focus and presence in its target markets. In addition, the Company believes that the sales of smaller pilot deployments of its products to customers will lead to greater sales in future periods as the customers roll out their applications on wider scales. However, the timing of customer product roll outs is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

Natural Input revenues. Natural Input revenues are derived from OEM’s and web-based sales.

Revenue from the sales of the Company’s natural input products, which include Jot, decreased 30%, or $59, to $138 for the three months ended June 30, 2006, as compared to $197 in the prior year period. For the six months ended June 30, 2006 revenues from the sales of the Company’s natural input products decreased 22% or $100, to $345 as compared to $445 in the prior year period. The reasons for the decline are discussed below.

Natural input product revenues through OEM’s decreased 29%, or $56, to $138 for the three months ended June 30, 2006, compared to $194 in the prior year period. The decrease is due primarily to a decrease in royalties received from Palm Source and development contract revenues from Sony Ericsson compared to the prior year period. For the six months ended June 30, 2006, natural input revenues decreased 17%, or $72, to $346, as compared to $418 in the prior year period. The lower reported revenues from Palm Source and Sony Ericsson are the primary reason for the decline in natural input revenues. In addition one of the Company’s OEMs discontinued one of its products that included the Company’s Jot software in December of 2005, which impacted revenues by approximately $7 and $13 for the three and six months ended June 30, 2006, respectively.

There were no online/retail revenues for the three and six months ended June 30, 2006, as compared to $3 and $27 in the prior year period. In early 2003, PalmSource announced that it had licensed CIC’s Jot handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of older units that would be upgraded. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be embedded in the PalmSource OS that is used by leading handheld computer and smartphones suppliers.

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

Cost of Sales

Cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. There was no change in cost of sales for the three months ended June 30, 2006, compared to the prior year period. However, amortization of capitalized software development costs increased $8 while engineering cost related to development contracts decreased $8 for the three months ended June 30, 2006 as compared to the prior year. The amortization of software development costs will continue to increase as new products are developed and enhancements are developed and capitalized. For the six months ended June 30, 2006, cost of sales increased 88%, or $45, to $96, as compared to $51 in the prior year period. The increase was primarily due to the engineering costs associated with SnapOn Credit LP development contract revenue and increased amortization of capitalized software development costs as compared to the prior year period. Cost of sales may vary in the future depending on the customer’s decision to purchase its software solution and third party hardware as a complete package, from the Company, rather than buying individual components from separate vendors, non-recurring engineering work for customer requested applications and increasing amortization of capitalized software development costs.

eSignature and natural input channel partner and OEM cost of sales decreased 10%, or $3, to $26 for the three months ended June 30, 2006, compared to $29 in the prior year period. The decrease was primarily due to lower engineering cost associated with development contract revenues, offset by increased amortization of capitalized software development costs compared to the prior year. For the six months ended June 30, 2006, eSignature cost of sales increased 65%, or $33, to $84, as compared to $51 in the prior year period. The increase was primarily due to engineering costs associated with SnapOn Credit LP development contract revenue and amortization of capitalized software development costs. Increases in eSignature cost of sales in the future may be driven by the amount of third party hardware that is sold with the Company’s software solutions, engineering costs associated with development contracts and increased amortization of software development costs capitalized in future periods associated with enhancements and new product development.

Natural input cost of sales increased to $3 for the three months ended June 30, 2006 compared to $0 in the prior year period. The increase is due to the amortization of software development costs capitalized during 2005 for enhancements and upgrades to the Jot products. For the six months ended June 30, 2006, natural input cost of sales increased $12 compared to $0 in the prior year period. The increase is due to the reasons stated for the three month period discussed above. The Company no longer offers its products through online/retail outlets. Jot continues to be the de facto standard, embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers. In addition, major device manufacturers, such as Sony-Ericsson, continue to embed Jot in their products.

Operating expenses

Research and Development Expenses. Research and Development expense decreased 41%, or $99, to $143 for the three months ended June 30, 2006, as compared to $242 in the prior year period. For the six months ended June 30, 2006, engineering expenses decreased 22%, or $119, to $426 as compared to $545 in the prior year. Engineering expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.

Salaries and related expense increased 11%, or $30, to $309 for the three months ended June 30, 2006, as compared to $279 in the prior year period. For the six months ended June 30, 2005, engineering salaries increased 23%, or $122, to $650, as compared to $528 in the prior year period. The increase is due primarily to the increase of one engineer compared to the prior year periods. Stock based compensation expense, included for the first time as expense, was $9 and $34 for the three and six months ended June 30, 2006. There was no comparable expense in the prior year period.

Outside engineering cost and expenses increased 250%, or $5, to $7 for the three months ended June 30, 2006, compared to $2 in the prior year period. The increase was due to consulting services associated with the Company’s web-site development. For the six months ended June 30, 2006, outside engineering costs decreased 84%, or $47 to $9, as compared to $56 in the prior year period. The decrease was due primarily to the utilization of outside engineering services to complete several projects compared to the prior year. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on its services, as required, which could have a material effect on the amount of outside engineering expense reported.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Facilities allocation decreased 16%, or $11, to $59 for the three months ended June 30, 2006, compared to $70 in the prior year period. For the six months ended June 30, 2006, facilities allocation decreased 25%, or $35, to $105, as compared to $140 in the prior year period. Despite the increased engineering head count, the facilities allocation decreased due to a reduction in the Company’s rent expense resulting from a renegotiation of the Company’s office lease.

Capitalized software development costs increased 160%, or $144, to $234 for the three month period ended June 30, 2006, as compared to $90 in the prior year period. For the six months ended June 30, 2006 capitalized software development costs increased 47%, or $88, to $277, as compared to $189 in the prior year period. The increase in capitalized software development was due to new product development and significant upgrades and enhancements being made to the Company’s eSignature products. The new product development, as well as the upgrades and enhancements, currently being capitalized will be completed in the third and fourth quarters of 2006. Capitalization of software development costs is expected to be consistent with the increased amounts reported for the three and six months ended June 30, 2006 for the foreseeable future. Engineering costs transferred to cost of sales decreased 80%, or $8, to $2 for the three months ended June 30, 2006, compared to $10 in the prior year period. For the six months ended June 30, 2006, engineering costs transferred to cost of sales increased 81%, or $17, to $38, as compared to $21 in the prior year. The change is due to the amount of development services purchased by a customer in the current three and six month periods.

Sales and Marketing Expenses. Sales and marketing expenses increased 32%, or $105, to $433 for the three months ended June 30, 2006, compared to $328 in the prior year period. For the six months ended June 30, 2006, sales and marketing expense increased 22%, or $142, to $779, as compared to $637 in the prior year period. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses.

Salaries and related expense increased 9%, or $14, to $164 for the three months ended June 30, 2006, as compared to $150 in the prior year period. For the six months ended June 30, 2006, sales and marketing salaries increased 28%, or $78, to $358, as compared to $280 in the prior year period. The increase in salaries and related expense was due primarily to the increase of three sales employees and, to a lesser extent, increases in employee salaries. Stock based compensation expense, included for the first time as expense was $12 and $38 for the three and six months ended June 30, 2006. There was no comparable expense in the prior year periods.

Travel and related expenses increased 79%, or $11, to $25 for the three months ended June 30, 2006, as compared to $14 in the prior year period. For the six months ended June 30, 2006, travel and related costs increased 74%, or $20, to $47, as compared to $27 in the prior year period. The increase is due to the increased headcount and sales related activities compared to the prior year periods. Recruiting expense increased 450%, or $36, to $44 for the three months ended June 30, 2006, compared to $8 in the prior year period. For the six months ended June 30, 2006, recruiting expenses decreased 38%, or $29, to $47, as compared to $76 in the prior year period. The Company expects that recruiting expense will remain at an increased level compared to the prior year as it continues staffing the sales and marketing departments. Professional service expense increased 600%, or $6, to $7 for the three months ended June 30, 2006, compared to $1 in the prior year period. The increase is due to consulting services associated with the Company’s web-site. For the six month period ended June 30, 2006 professional services decreased 57%, or $12, to $9, as compared to $21 in the prior year period. The decrease is due to not sponsoring health care focus groups related to the eSignature market as was done in the prior year period. Commission expense decreased 76%, or $51, to $16 for the three months ended June 30, 2006, compared to $67 in the prior year period. For the six months ended June 30, 2006, commission expense decreased 46%, or $36, to $42, as compared to $78 in the prior year. The decrease in the commission expense over the three and six month periods is due to lower sales.

Other expense, including general office and allocated facilities expenses increased 53%, or $47, to $135 for the three months ended June 30, 2006, compared to $88 in the prior year period. For the six months ended June 30, 2006, other expenses increased 24%, or $36, to $188, as compared to $152 in the prior year period. The increase is due to the additional headcount and sales related activities compared to the prior year periods.

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

General and Administrative Expenses. General and administrative expenses increased 17%, or $96, to $655, for the three months ended June 30, 2006, compared to $559 in the prior year period. For the six months ended June 30, 2006, general and administrative expenses increased 8%, or $90, to $1,158 as compared to $1,068 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs.

Salaries and wages increased 8%, or $15, to $209 for the three months ended June 30, 2006, compared to $194 in the prior year period. For the six months ended June 30, 2006, salaries expense increased 12%, or $44, to $422 as compared to $378 in the prior year period. The increase was due primarily to increases in employee salaries. Stock based compensation expense, included for the first time as an expense, was $7 and $11 for the three and six months ended June 30, 2006. There was no comparable expense in the prior year period.

Professional service expenses, which include consulting, legal and outside accounting fees, increased 22%, or $33, to $184 for the three months ended June 30, 2006, as compared to $151 in the prior year period. The increase was due to increases in accounting and audit expenses related to the prior year audit. For the six months ended June 30, 2006, professional service expense increased 5%, or $15, to $303, as compared to $288 in the prior year period. The increase was due primarily to the reason discussed above. Insurance expense increased 17%, or $4, to $27 for the three months ended June 30, 2006, compared to $23 in the prior year period. For the six months ended June 30, 2006, insurance expense increased 15%, or $7, to $54, as compared to $47 in the prior year period. The increase is due to increased premiums for the Company’s D&O insurance policies compared to the prior year. Other administrative expenses increased 19%, or $37, to $228 for the three months ended June 30, 2006, as compared to $191 in the prior year period. For the six months ended June 30, 2006, other expenses increased 4%, or $13, to $368, as compared to $355 in the prior year period. The increase was due primarily to investor related expenses normally incurred in the third quarter. The Company believes that its General and Administrative expenses will remain fairly stable for the balance of the year.

Interest and other income (expense), net

Interest and other income (expense), net increased $24, to $14 for the three months ended June 30, 2006, compared to the prior year period. The increase was due to the disposal of fixed assets by our joint venture in China, in the prior year period. For the six months ended June 30, 2006, interest and other income (expense), net increased $39 to $30 as compared to the prior year. This increase is primarily due to the disposal of fixed assed discussed above.

Interest expense

Interest expense decreased 62%, or $42, to $26 for the three months ended June 30, 2006, compared to $68 in the prior year period. The decrease was primarily due to conversion of long term debt into shares of the Company’s common stock since June 30, 2005. For the six months ended June 30, 2006, interest expense decreased 60%, or $84, to $56, as compared to $140 in the prior year period. The decrease was primarily due to conversion of long term debt into shares of the Company’s common stock as discussed above.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Non-cash charges for the amortization of prepaid financing costs, and warrant and beneficial conversion feature costs associated with the convertible notes decreased 87%, or $709, to $104 for the three months ended June 30 2006 as compared to $813 in the prior year period. For the six months ended June 30, 2006, non-cash charges for the amortization decreased 68%, or $868, to $405, as compared to $1,273 in the prior year period. (See Note 6 of the condensed consolidated financial statements). The reason for the decrease in the non-cash charges is discussed above. The Company will be required to amortize an additional $368 to interest expense over the remaining life of the convertible notes or sooner if the notes are converted before the due date.

Liquidity and Capital Resources

At June 30, 2006, cash and cash equivalents totaled $1,698 compared to cash and cash equivalents of $2,849 at December 31, 2005. The decrease in cash of $1,151 was primarily due to cash used in operating activities of $784, acquisition of property and equipment amounting to $85, capitalization of software development costs of $277 and payments of capital lease obligations of $5. Total current assets are $2,369 at June 30, 2006, compared to $3,621 at December 31, 2005. As of June 30, 2006, the Company's principal sources of funds included its cash and cash equivalents aggregating $1,698.

Accounts receivable decreased $55 for the six months ended June 30, 2006 compared to the December 31, 2005 balance, due primarily to the decrease in recurring maintenance billings and sales compared to the prior quarter. The Company expects the development of the eSignature market will ultimately result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter.

Deferred financing costs, including the current and non-current portion, decreased $100 over the six months ended June 30, 2006 as the result of amortization to interest expense.

Prepaid expenses and other current assets decreased $16 for the six months ended June 30, 2006, compared to December 31, 2005, due to amortization of annual fees or maintenance and support costs over the six months. Generally, annual insurance premiums and maintenance and support fees are prepaid in December and June of each year and, therefore, the balances typically begin to decrease in the first and third quarters as the prepaid balances are amortized.

Accounts payable increased $73 for the six months ended June 30, 2006, compared to December 31, 2005, due to increased professional fees and recruiting fees utilized during the quarter. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution.

Current liabilities, which include deferred revenue, were $1,449 at June 30, 2006, compared to $1,363 at December 31, 2005. Deferred revenue, totaling $591 at June 30, 2006, compared to $557 at December 31, 2005, primarily reflects advance payments for products and maintenance fees from the Company's licensees which are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement.

In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement), each dated as of October 28, 2004). The Purchase Agreement does not require the Company to deliver registered shares upon exercise of the warrants. However the Company was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The conversion right contained in the Purchase Agreement was analyzed under paragraphs 6 and 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to determine its proper classification in the Company’s balance sheet. The Company also reviewed the liquidated damages clauses contained in the Registration Rights Agreement that could potentially be payable if the registration statement was not declared effective within 120 days of the closing, with reference to SFAS 5. The Company determined that it was highly unlikely and not probable, that the Company would incur liquidated damages. However, in light of EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company effectively has accounted for the Registration Rights Agreement and the financial instrument under View C contained in EITF 05-04. The Company would not have recorded a liability at the inception of the debt, or at subsequent reporting dates, or until the Registration Rights Agreement was declared effective or thereafter, as our assessment of the likelihood that the probably of actually paying the liquidated damages was zero. Therefore the Purchase Agreement was recorded as a debt and equity transaction with no recorded asset or liability associated with the conversion feature or liquidated damage clause included in the Registration Rights Agreement.

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

The financing discussed above, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet at December 31, 2004. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company has used and expects to continue to use the proceeds of the financing for additional working capital.

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and six month periods ended June 30, 2006, the Company had amortized to interest expense approximately $104 and $405 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $368 unamortized discount on the accompanying consolidated balance sheet. During the three and six months ended June 30, 2006, the investors converted $30 and $460 of the notes in exchange for 65 and 996 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

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

Communication Intelligence Corporation
And Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Interest expense related to convertible debt for the three and six month periods ended June 30, 2006 was $129 and $461, including $104 and $405 related to amortization of debt discount and deferred financing costs, respectively. For the three and six month periods ended June 30, 2005, interest expense related to convertible debt was $878 and $1,410, including $813 and $1,272 related to amortization of debt discount and deferred financing costs, respectively.

The Company has the following material commitments as of June 30, 2006:

	Payments due by period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$1,015	$-	$1,015	$-	$-	$-	$-
Operating lease commitments (2)	1,416	124	236	264	272	280	240
Total contractual cash obligations	$2,431	$124	$1,251	$264	$272	$280	$240

1.	Long-term debt is net of approximately $368 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and six months ended June 30, 2006.

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

Part II-Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

For the three and six months ended June 30, 2006, there were no material changes in the risk factors discussed in the Company’s annual report on From 10-K/A.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 14, 2006. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 99,696 shares, or 93% of the eligible outstanding Common Stock of the Company. One proposal was voted upon by the stockholders. The proposal and the voting results are as follows:

Proposal 1

The five persons listed below received the most votes in favor of election at the annual meeting and, accordingly were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed.

Name	For
Guido DiGregorio	97,456
Louis P. Panetta	97,837
C. B. Sung	96,771
David E. Welch	97,904

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 11, 2006	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)