Form 10-K/A
period 2005-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2006-09-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A
Amendment No. 2

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

Explanatory Note
This Amendment No. 2 to the Annual Report on Form 10-K is being filed to include an amended Exhibit 23.1, Consent of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm .
.

Except as described above, no other changes have been made to the Form 10-K, as previously amended.

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