Form 10-Q
period 2006-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2006-11-09
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Number of shares outstanding of the registrant’s Common Stock, as of November 9, 2006: 107,557,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2006	2005
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$771	$2,849
Accounts receivable, net	462	483
Deferred financing costs - current portion	90	121
Prepaid expenses and other current assets	197	168
Total current assets	1,520	3,621

Property and equipment, net	159	147
Patents and trademarks	4,001	4,285
Capitalized software development costs	587	283
Deferred financing costs - long term	8	100
Other assets	30	30
Total assets	$6,305	$8,466

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$242	$288
Accrued compensation	222	235
Other accrued liabilities	221	283
Deferred revenue	388	557
Total current liabilities	1,073	1,363
Convertible notes, net of unamortized fair value assigned to the beneficial conversion feature and warrants of $298 and $674 at September 30, 2006 and December 31, 2005, respectively	1,084	1,169
Total Liabilities	2,157	2,532

Minority interest	70	78

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock, $.01 par value, 10,000 shares authorized, 0 outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock $.01 par value; 125,000 shares authorized, 107,557 and 106,542 shares issued and outstanding at September 30, 2006 and December 31, 2005	1,076	1,065
Additional paid-in capital	90,118	89,517
Accumulated deficit	(86,980)	(84,575)
Accumulated foreign currency translation adjustment	(136)	(151)
Total stockholders’ equity	4,078	5,856

Total liabilities and stockholders' equity	$6,305	$8,466

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
eSignature	$419	$311	$1,223	$1,654
Natural input	282	296	627	741

Total Revenues	701	607	1,850	2,395

Operating costs and expenses:

Cost of sales
eSignature	53	28	137	79
Natural input	3	−	15	−
Research and development	212	283	638	828
Sales and marketing	463	307	1,242	944
General and administrative	488	666	1,646	1,734
Total operating costs and expenses	1,219	1,284	3,678	3,585

Loss from operations	(518)	(677)	(1,828)	(1,190)

Other income (expense)
Interest and other income (expense), net	9	(24)	39	(33)
Interest expense	(70)	(37)	(126)	(178)
Amortization of loan discount and deferred financing cost	(93)	(837)	(498)	(2,109)
Minority interest	3	6	8	19

Net loss	$(669)	$(1,569)	$(2,405)	$(3,491)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	107,557	106,093	107,312	103,401

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2005	106,542	$1,065	$89,517	$(84,575)	$(151)	$5,856
Shares issued on conversion of notes	931	10	421			431
Stock based employee compensation			56			56
Stock issued for services			6			6
Comprehensive loss:
Net loss				(811)		(811)
Foreign currency translation adjustment					1	1
Total comprehensive loss						(810)
Balances as of March 31, 2006	107,473	$1,075	$90,000	$(85,386)	$(150)	$5,539
Shares issued on conversion of notes	65	1	29			30
Shares issued for services	19					−
Stock based employee compensation			49			49
Net loss				(925)		(925)
Foreign currency translation adjustment					(1)	(1)
Total comprehensive loss						(926)
Balances as of June 30, 2006	107,557	$1,076	$90,078	$(86,311)	$(151)	$4,692
Stock based employee compensation			40			40
Net loss				(669)		(669)
Foreign currency translation adjustment					15	15
Total comprehensive loss						(654)
Balances as of September 30, 2006	107,557	$1,076	$90,118	$(86,980)	$(136)	$4,078

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,405)	$(3,491)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	420	353
Amortization of discount on convertible notes	376	1,612
Deferred financing costs	123	513
Loan commitment fee	46	-
Stock based employee compensation	145	-
Stock issued for services	6	-
Loss on disposal of fixed assets	-	38
Minority interest	(8)	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	21	(438)
Prepaid expenses and other current assets	(29)	(98)
Accounts payable	(46)	46
Accrued compensation	(13)	(30)
Other accrued liabilities	(100)	7
Deferred revenue	(169)	215
Net cash used for operating activities	(1,633)	(1,292)
Cash flows from investing activities:
Acquisition of property and equipment	(85)	(57)
Capitalized software development costs	(380)	(233)
Net cash used for investing activities	(465)	(290)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	5
Payments on short-term debt	-	(44)
Payments on long-term debt	-	(5)
Principal payments on capital lease obligations	(8)	(7)
Net cash used for financing activities	(8)	(51)
Effect of exchange rate changes on cash	28	(12)
Net decrease in cash and cash equivalents	(2,078)	(1,645)
Cash and cash equivalents at beginning of period	2,849	4,736
Cash and cash equivalents at end of period	$771	$3,091

Supplemental Disclosure of Non Cash Financing Activities
Convertible Notes converted to common stock	$461	$2,277
Supplementary disclosure of cash flow information
Interest paid	$61	$144
Income taxes	$-	$39

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence corporation
and Subsiderary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation

1.	Nature of business

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K/A for the year ended December 31, 2005. Certain amounts from the 2005 periods have been reclassified to conform to the presentation used in the current period.

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

Item 1. Interim financial statements and basis of presentation (continued)

1.	Nature of business (continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. At September 30, 2006, the Company’s accumulated deficit was approximately $87,000 and the Company had working capital of $447. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective January 2005, pursuant to a financing of convertible notes (See Note 6 of the condensed consolidated financial statements). There can be no assurance that the Company will have adequate capital resources to fund planned operations or that additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 “Accounting Changes” requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 by the Company did not have a material impact on its consolidated financial statements.

In June 2006, FASB ratified the consensuses reached in the EITF 06-3: “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. For taxes within the scope of this issue, the consensus will indicate that gross vs. net income statement classification of that tax is an accounting policy decision. The consensus itself will not require an entity to change its current policy related to the classification of these taxes. However, voluntarily changing from gross to net presentation or vice versa would be considered a change in accounting policy, which would require the application of FASB Statement No. 154, “Accounting Changes and Error Corrections”. As a result, any such change would need to be considered preferable. The EITF will emphasize that the consensus on this issue should not be used as a basis for concluding that a particular presentation (e.g., gross presentation) is preferable. In addition, for taxes within the scope of this issue that are significant in amount, the consensus will require the following disclosures: (a) the accounting policy elected for these taxes and (b) the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis for all periods presented. The latter disclosure may be provided on an aggregate basis. This consensus will be effective in interim and annual periods beginning after December 15, 2006, with earlier application permitted. The Company does not believe that EITF 06-3 will have an impact on its financial statement presentation.

Communication Intelligence corporation
and Subsiderary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

1.	Nature of business (continued)

In July 2006, the FASB issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. The effective date of this interpretation will be fiscal years beginning after December 15, 2006 and the Company is currently in the process of evaluating the impact of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company believes that complying with the interpretive guidance of SAB No. 108 will not have a material impact to its consolidated financial statements.

2. Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of up to 90 days to be cash equivalents.

Cash and cash equivalents consist of the following:
	September 30, 2006	December 31, 2005
	Unaudited
Cash in bank	$67	$213
Money market	704	2,636
	$771	$2,849

3.  Accounts receivable concentration

As of September 30, 2006, four customers accounted for 93% of net accounts receivable. Customer A accounted for 15%, Customer B accounted for 17%, Customer C accounted for 23% and Customer D accounted for 38%. As of December 31, 2005 three customers accounted for 74% of net accounts receivable. Customer A accounted for 11%, Customer B accounted for 21%, and Customer C accounted for 42%.

Communication Intelligence corporation
and Subsiderary
Notes to Unaudited Condensed Consolidated Financial Statements
(thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

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

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management obtained an independent valuation of its patents as of December 31, 2005, to support its assertion that no impairment of the carrying value of the patents existed. The Company believes that its quarterly impairment analysis and the December 31, 2005 independent valuation continue to be valid, and no impairment in the carrying values of the patents exists at September 30, 2006.

Amortization of patent costs was $95 and $284 for each of the three and nine month periods ended September 30, 2006 and 2005.

5.	Deferred revenue

Deferred revenue is recorded for post-contract support and is recognized as revenue when costs are incurred or over the support period, generally twelve months, whichever is longer.

6.	Convertible Notes

In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement, each dated as of October 28, 2004). The Purchase Agreement did not require the Company to deliver registered shares upon exercise of the warrants. However the Company was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The conversion right contained in the Purchase Agreement was analyzed under paragraphs 6 and 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to determine its proper classification in the Company’s balance sheet. The Company also reviewed the liquidated damages clauses contained in the Registration Rights Agreement that could potentially be payable if the registration statement was not declared effective within 120 days of the closing, with reference to SFAS 5. The Company determined that it was highly unlikely and not probable that the Company would incur liquidated damages. However, in light of EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company effectively has accounted for the Registration Rights Agreement and the financial instrument under View C contained in EITF 05-04. The Company would not have recorded a liability at the inception of the debt, or at subsequent reporting dates, or until the Registration Rights Agreement was declared effective or thereafter, as our assessment of the likelihood that the probability of actually paying the liquidated damages was zero. Therefore, the Purchase Agreement was recorded as a debt and equity transaction with no

Communication Intelligence corporation
and Subsiderary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

6. Convertible Notes (continued)

recorded asset or liability associated with the conversion feature or liquidated damages clause included in the Registration Rights Agreement.

The financing discussed above, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet at December 31, 2004. The remaining unamortized balance of the related deferred financing costs at December 31, 2005 and September 31, 2006 was $195 and $86, respectively. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company has used and expects to continue to use the proceeds of the financing for additional working capital.

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and nine month periods ended September 30, 2006, the Company had amortized to interest expense approximately $93 and $498, respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $298 unamortized discount on the accompanying consolidated balance sheet. There were no note conversions during the three months ended September 30, 2006. During the nine month period ended September 30, 2006, investors converted $461 of the notes in exchange for 996 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

The warrants described above expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the

Communication Intelligence corporation
and Subsiderary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

6. Convertible Notes (continued)

effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

Interest expense related to convertible debt for the three and nine month periods ended September 30, 2006 was $116 and $577, respectively, including $93 and $498, respectively, related to amortization of debt discount and deferred financing costs, respectively. For the three and nine month periods ended September 30, 2005, interest expense related to convertible debt was $874 and $2,283, respectively, including $837 and $2,109, respectively, related to amortization of debt discount and deferred financing costs, respectively.

7.	Note And Warrant Purchase Agreement

In August 2006, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of August 10, 2006. The Company secured the right to borrow up to six hundred thousand dollars ($600). The Company expects to use the proceeds of the financing for additional working capital.

Under the Purchase Agreement, the Company may borrow, on demand through November 15, 2006, an aggregate principal amount of up to $600. Amounts borrowed will be due within eighteen (18) months of such borrowing. Upon each draw, the Company will be required to issue warrants to purchase a pro rata number of shares of its common stock, with a maximum number of 3,111 to be issued if the entire $600 is borrowed. The notes will bear interest at the rate of 15% per annum payable quarterly in cash. The warrants will have a term of three years and an exercise price of $0.51. In the event the full amount available under the credit facility is not borrowed, the Company will be required to issue, as a standby commitment fee, a pro rata portion of 335 shares of the Company’s common stock, based upon the difference between $600 and the actual amount borrowed under the credit facility. The warrants will include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

As of September 30, 2006, the Company has recorded a non cash charge to interest expense of $46 in pro rata standby commitment fees.

8.   Net (loss) per share

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

For the three months ended September 30, 2006, 6,221 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the three month period ended September 30, 2005, 6,343 shares of common stock subject to outstanding options, 4,151 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

8 Net (loss) per share (continued)

	Three Months Ended
	September 30, 2006			September 30, 2005
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic loss per share:
Loss available to common stockholders	$(669)	107,557	$(0.01)	$(1,569)	106,903	$(0.01)

Effect of dilutive securities
Stock options	-		-	-		-
Diluted loss	$(669)	107,557	$(0.01)	$(1,569)	106,093	$(0.01)

For the nine months ended September 30, 2006, 6,221 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the nine-month period ended September 30, 2005, 6,343 shares of common stock subject to outstanding options, 4,151 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic loss per share:
Loss available to common stockholders	$(2,405)	107,312	$(0.02)	$(3,491)	103,401	$(0.03)

Effect of dilutive securities
Stock options	-	-	-	-	-	-
Diluted loss	$(2,405)	107,312	$(0.02)	$(3,491)	103,401	$(0.03)

9. Common Stock Options

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
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

9. Common Stock Options (continued)

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share- based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first three quarters of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first three quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the nine months ended September 30, 2006, of approximately 25.01% for grants is based on historical forfeiture experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

9. Common Stock Options (continued)

September 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS No. 123(R):

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

Three and Nine Months Ended September 30, 2006
Risk free interest rate	3.65% - 5.11%
Expected life (years)	3.46 -7.00
Expected volatility	101.8%
Expected dividends	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS No. 123(R) for the three and nine months ended September 30, 2006. There were no stock option exercises during the three and nine months ended September 30, 2006, except for 19 shares exercised by a consultant that were issued for services.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$8	$42
Sales and marketing	26	65
General and administrative	6	17
Director options	−	21
Stock-based compensation expense included in operating expenses	$40	$145

As a result of adopting SFAS No. 123(R) as of January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was higher by $40 and $145, respectively, than it would have been had the Company continued to account for share-based compensation under APB 25.  The change in the Company’s net loss per common share, basic and diluted, for the three and nine months ended September 30, 2006, as a

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

9. Common Stock Options (continued)

result of adopting SFAS No. 123(R) on January 1, 2006 was not material when compared to the result had it continued to account for share-based compensation under APB 25.

A summary of option activity under the Company’s plans as of September 30, 2006 is as follows:

	Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006		8,591	$0.75
Granted		1,269	$0.52
Exercised		(19)	$0.42
Forfeited or expired		(3,620)	$0.71
Outstanding at September 30, 2006		6,221	$0.73	5.2	$	−
Vested at September 30, 2006		5,586	$0.77	5.0	$	−
Exercisable at September 30, 2006		5,586	$0.77	5.0	$	−

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $0.50	1,904	5.5	$0.38	1,421	$0.39
0.51 - 1.00	3,663	5.3	$0.73	3,511	$0.74
1.01 - 2.00	562	3.3	$1.51	562	$1.51
2.01 - 3.00	50	1.1	$3.00	50	$3.00
3.01 - 7.50	42	1.8	$3.42	42	$3.42
	6,221	5.2	$0.73	5,586	$0.77

The per share weighted average fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $0.20 and $0.38, respectively.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

9. Common Stock Options (continued)

A summary of the status of the Company’s nonvested shares as of September 30, 2006 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	402	$ 0.36
Granted	1,269	$ 0.20
Unvested options cancelled	(635)	$ 0.31
Vested	(401)	$ 0.43
Nonvested at September 30, 2006	635	$ 0.12

As of September 30, 2006, there was $73 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.5 years.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006:

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

Nine Months Ended September 30, 2005
Risk free interest rate	4.10%
Expected life (years)	7.0
Expected volatility	86%

	Three Months	Nine months
	Ended September 30,	Ended September 30,
	2005	2005
Net loss available to stockholders:
As reported................................................................................................	$ (1,569)	$ (3,491)
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effect......................	-	-
Deduct: Total stock based employee compensation expense determined under fair value based method, net of tax........................	(334)	(502)
Pro forma....................................................................................................	$ (1,903)	$ (3,993)

Basic and diluted loss per share available to stockholders:
As reported...................................................................................	$ (0.01)	$ (0.03)
Pro forma....................................................................................................	$ (0.02)	$ (0.04)

Communication Intelligence corporation
and Subsiderary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

10. Comprehensive loss

Total comprehensive loss was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(669)	$(1,569)	$(2,405)	$(3,491)
Other comprehensive income (loss):
Cumulative translation adjustment	15	45	15	54
Total comprehensive loss	$(654)	$(1,524)	$(2,390)	$(3,437)

11. Segment Information

The Company identifies reportable revenue in one segment, handwriting recognition. Handwriting recognition software is an aggregate of two revenue categories; eSignature and natural input. All handwriting recognition software is developed around the Company’s core technology. All sales represent sales to external customers.

Prior to January 1, 2006, the Company reported revenue and results in two segments, Handwriting Recognition, described above, and System Integration. System integration represented the sale and installation, by the Company’s joint venture in China, of third party computer equipment and systems that utilized the Company’s products. The system integration business had become highly competitive with a low barrier to entry. It was increasingly comprised of small Chinese owned businesses with virtually no differentiation in service offerings and primarily competing on price and relationships. The Company decided in late 2003 not to continue in or expand this low margin, labor intensive business, which would require significant increases in base costs to provide the required turn-key capabilities. Our focus in China is on the emerging high potential workflow/office automation market leveraging our eSignature technology and strategic channel partners.

The accounting policies followed by the segment are the same as those described in the “Critical Accounting Policies.” Segment data includes revenues and allocated costs charged to the operating segment.

The tables below present information about reporting segments for the periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
	Handwriting Recognition	Handwriting Recognition	Handwriting Recognition	Handwriting Recognition

Revenues	$701	$607	$1,850	$2,395
Loss from Operations	$(518)	$(677)	$(1,828)	$(1,190)

For the three months ended September 30, 2006, three customers accounted for 54% total handwriting recognition segment revenues. Customer A accounted for 14%, Customer B accounted for 16% and Customer C accounted for 24%. For the three months ended September 30, 2005, three customers accounted for 54% of

Communication Intelligence corporation
and Subsiderary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Item 1. Interim financial statements and basis of presentation (continued)

10. Comprehensive loss (continued)

total handwriting recognition segment revenue. Customer A accounted for 10%, Customer B accounted for 16 % and Customer C accounted for 31%. For the nine months ended September 30, 2006, two customers accounted for 38% of total handwriting recognition segment revenue. Customer A accounted for 10% and Customer B accounted for 28%. For the nine months ended September 30, 2005, two customers accounted for 44% of total handwriting recognition segment revenue. Customer A accounted for 20% and Customer B accounted for 24%.

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

Overview

The Company was incorporated in Delaware in October 1986. Except for 2004, in each year since its inception, the Company has incurred losses. For the five-year period ended December 31, 2005, net operating losses aggregated approximately $8,000 and at December 31, 2005 the Company's accumulated deficit was approximately $85,000. At September 30, 2006, the Company’s accumulated deficit was approximately $87,000.

Total revenue of $701 for the three months ended September 30, 2006 increased 15% compared to revenues of $607 in the corresponding prior year period. The increase in revenue is due primarily to an increase in channel sales. Total revenues of $1,850 for the nine months ended September 30, 2006 decreased 23%, or $545 compared to revenues of $2,395 in the corresponding prior year period. This decrease in revenue is due primarily to the absence of large deployments such as Snap-On Credit LC, American General Life & Assurance, Everypath and Bell South which aggregated $661, and which closed in the corresponding nine month period of the prior year.

The net loss for the three months ended September 30, 2006 was $669, compared with a net loss of $1,569 in the corresponding prior year period. The net loss for the three months included $93 and $837, respectively, in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes. The net loss for the nine months ended September 30, 2006 was $2,405, compared to a net loss of $3,491 in the prior year. The net loss for the nine month period includes $498 and $2,109, respectively, in non-cash charges to interest expense for prepaid financing costs and loan discount amortization related to the convertible notes. The decrease in the net loss is primarily due to the factors discussed above.

Our ability to predict quarterly sales continues to be challenged by the emerging market realities of our eSignature business. We believe that the benefits of risk mitigation, both legal and compliance related, together with the ROI potential afforded by our solutions are recognized by our pilot and proof of concept customers. We believe the delay in large follow-on rollouts is partially due to customer requirements for a more complete solution to their overall eSignature needs. This involved gathering feedback from key early deployments necessary to develop new products and extensions required to meet the needs of both end-users and channel partners. The Company believes that these new products and extensions, including both multi-modal biometrics and PDF and HTML/Web based products, will provide a comprehensive range of solutions to address the needs of the larger mainstream segment of the banking, insurance and financial services market. The Company also believes the delays reflect the time necessary for market evaluation of our newer products. Such delays are inherent with a transition from the early adopter phase of an emerging market to market takeoff where large mainstream companies commit to the technology, choose their preferred supplier and fund large scale deployments.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We consider certain accounting policies related to revenue recognition, valuation of inventories, accounts receivable, acquired intangibles and impairment of long-lived assets including goodwill to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (“the 2005 Form 10-K/A”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2005 Form 10-K/A. During the three and nine months ended September 30, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the 2005 Form 10-K/A except for the following addition to the critical accounting policies:

Stock-based Compensation Expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2006, of approximately 25% for grants was based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine month periods ended September 30, 2006 was $40 and $145, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee and director stock options. As of September 30, 2006, total unrecognized compensation costs related to unvested stock options was $73, which is expected to be recognized as an expense over a weighted average period of approximately 3.5 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options. See Note 8 to the Consolidated Financial Statements for additional information.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

Segments. We report in one segment: handwriting recognition. Handwriting recognition includes online/retail revenues and corporate sales, including eSignature and natural input/original equipment manufacturers ("OEM") revenues. Handwriting recognition represents the sale of software for electronic signatures, handwritten biometric signature verification, data security, data compression, and electronic ink capture. It also includes the sale of natural input technologies that are designed to allow users to interact with handheld devices. All handwriting recognition software is developed around our core technology. Handwriting recognition product revenues are generated through a direct sales force to individual or enterprise end users (see Revenues - Handwriting recognition). We also license a version of our handwriting recognition software to OEM's. The handwriting recognition software is included as part of the OEM's product offering. From time to time, we are required to develop an interface (port) for our software to run on a new customer's hardware platform or within the customer's software operating system. The development contract revenues are included in the handwriting recognition segment.

Results of Operations

The following table provides unaudited financial information for our segment.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment revenues:
Handwriting recognition
eSignature	$382	$280	$1,104	$1,465
eSignature China	37	31	119	189
Natural input	282	296	627	741
Total handwriting recognition	$701	$607	$1,850	$2,395

Cost of Sales
eSignature	$53	$28	$137	$79
Natural input	3	-	15	-
Total cost of sales	$56	$28	$152	$79

Operating cost and expenses
Research and development	$212	$283	$638	$828
Sales and Marketing	463	307	1,242	944
General and administrative	488	666	1,646	1,734
Total operating costs and expenses	$1,163	$1,256	$3,526	$3,506

Interest and other income (expense), net	$12	$(18)	$47	$(14)
Interest expense	(163)	(874)	(624)	(2,287)

Net (loss)	$(669)	$(1,569)	$(2,405)	$(3,491)

Amortization of intangible assets
Cost of sales, capitalized software costs	$30	$12	$87	$32
General and administrative	95	95	284	284
Total amortization of intangible assets	$125	$107	$371	$316

Revenues

eSignature revenue. eSignature revenues are derived from channel partners and end users. eSignature revenues increased 35%, or $108, to $419 for the three months ended September 30, 2006, as compared to $311 in the prior year period. For the nine months ended September 30, 2006, eSignature revenues decreased 26%, or $431, to $1,223, as compared to $1,654 in the prior year period. The changes to eSignature revenues are discussed more fully below.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q
eSignature revenues through channel partners for the three months ended September 30, 2006, increased 112%, or $84, to $159, as compared to $75 in the prior year period. The increase is due primarily to an order placed by one of the Company’s resellers aggregating $100 in the current three month period. For the nine month period ended September 30, 2006, eSignature sales through channel partners decreased 12%, or $39, to $277, as compared to $316 in the prior year period.

eSignature revenues from sales to end users increased 9%, or $18, to $223, for the three months ended September 30, 2006, compared to $205 in the prior year period. The increase in eSignature sales to end users was due primarily to the follow on order in the current quarter from TVA. For the nine months ended September 30, 2006, eSignature revenues from sales to end users decreased 28%, or $322, to $827, as compared to $1,149 in the prior year period. The decrease is due to the absence of large orders such as Snap-On Credit LC and American General Life & Assurance, which aggregated $508 in the prior year period.

eSignature revenues in China increased 19%, or $6, to $37, for the three months ended September 30, 2006, as compared to $31 in the prior year period. For the nine months ended September 30, 2006, eSignature revenues in China decreased 37%, or $70, to $119, as compared to $189 in the prior year period. The decrease in China eSignature revenues was due to the initial purchase of licenses pursuant to an agreement made in 2005 with eCom Asia Pacific Pty Ltd (“eCom”). The agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. The agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments, including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is targeted to achieve our objective of establishing enhanced sales coverage in China leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company believes that the channel partner strategy will deliver increasing and sustained revenue growth.

Our ability to predict quarterly sales continues to be challenged by the emerging market realities of our eSignature business. The Company made an investment in new sales personnel in 2005 and 2006. The Company believes that this investment will increase corporate eSignature revenues in the near term through a stronger focus and presence in its target markets. In addition, the Company believes that the sales of smaller pilot deployments of its products to customers will lead to greater sales in future periods as the customers roll out their applications on wider scales. However, the timing of customer product roll outs is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

Natural input revenues. Natural Input revenues are derived from OEM’s and web-based sales.

Revenue from the sales of the Company’s natural input products, which include Jot, decreased 5%, or $14, to $282 for the three months ended September 30, 2006, as compared to $296 in the prior year period. For the nine months ended September 30, 2006 revenues from the sales of the Company’s natural input products decreased 15% or $114, to $627 as compared to $741 in the prior year period. The reasons for the decline are discussed below.

Natural input product revenues through OEM’s decreased 5%, or $14, to $282 for the three months ended September 30, 2006, compared to $296 in the prior year period. The decrease is due primarily to a decrease in royalties received from Palm Source and development contract revenues from Sony Ericsson compared to the prior year period. For the nine months ended September 30, 2006, natural input revenues decreased 12%, or $87, to $627, as compared to $714 in the prior year period. The lower reported revenues from Palm Source and Sony Ericsson are the primary reason for the decline in natural input revenues. In addition one of the Company’s OEMs discontinued one of its products that included the Company’s Jot software in December of 2005, which reduced revenues by approximately $7 and $13, respectively, for the three and nine months ended September 30, 2006, compared to the prior year periods.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q
There were no online/retail revenues for the three and nine months ended September 30, 2006, as compared to $27 in the prior year nine month period. In early 2003, PalmSource announced that it had licensed CIC’s Jot handwriting recognition software to replace Graffiti® as the standard and only handwriting software on all new Palm Powered® devices. The embedding of Jot on Palm related devices had a negative impact on the online/retail sales by limiting the number of older units that would be upgraded. The transition to Jot based PalmSource operating systems by OEM’s was completed in the third quarter of 2004 and the Company no longer offers its products through online/retail outlets. CIC has phased out the consumer offering of its Palm OS products. Jot continues to be embedded in the PalmSource OS that is used by leading handheld computer and smartphones suppliers.

Cost of Sales

Cost of sales includes online/retail, corporate and China software sales costs. Such costs are comprised of royalty and import tax payments, third party hardware costs, direct mail costs, engineering direct costs and amortization of intangible assets excluding patents. Cost of sales for the three months ended September 30, 2006, increased 100%, or $28, to $56, as compared to $28 in the prior year. Amortization of capitalized software development costs increased $8 while engineering cost related to development contracts increased $20 for the three months ended September 30, 2006 as compared to the prior year period. The amortization of software development costs will continue to increase as new products and enhancements are developed and capitalized. For the nine months ended September 30, 2006, cost of sales increased 92%, or $73, to $152, compared to $79 in the prior year period. The increase was primarily due to the engineering costs associated with the TVA and SnapOn Credit LP development contract revenue and increased amortization of capitalized software development costs as compared to the prior year period. Cost of sales may vary in the future depending on the customer’s decision to purchase its software solution and third party hardware as a complete package, from the Company rather than buying individual components from separate vendors, non-recurring engineering work for customer requested applications and increasing amortization of capitalized software development costs.

eSignature and natural input channel partner and OEM cost of sales increased 89%, or $25, to $53 for the three months ended September 30, 2006, compared to $28 in the prior year period. The increase was primarily due to increased engineering cost associated with development contract revenues, and by increased amortization of capitalized software development costs compared to the prior year period. For the nine months ended September 30, 2006, eSignature cost of sales increased 73%, or $58, to $137, as compared to $79 in the prior year period. The increase was primarily due to engineering costs associated with the TVA and SnapOn Credit LP development contract revenue and amortization of capitalized software development costs. Increases in eSignature cost of sales in the future may be driven by the amount of third party hardware that is sold with the Company’s software solutions, engineering costs associated with development contracts and increased amortization of software development costs capitalized in future periods associated with enhancements and new product development.

Natural input cost of sales increased to $3 for the three months ended September 30, 2006 compared to $0 in the prior year period. The increase is due to the amortization of software development costs capitalized during 2005 for enhancements and upgrades to the Jot products. For the nine months ended September 30, 2006, natural input cost of sales increased $15 compared to $0 in the prior year period. The increase is due to the reasons stated for the three month period discussed above. The Company no longer offers its products through online/retail outlets. Jot continues to be the de facto standard, embedded in the PalmSource OS that is used by many leading handheld computer and smartphones suppliers. In addition, major device manufacturers, such as Sony-Ericsson, continue to embed Jot in their products.

Operating expenses

Research and Development Expenses. Research and development expense decreased 25%, or $71, to $212 for the three months ended September 30, 2006, as compared to $283 in the prior year period. For the nine months ended September 30, 2006, research and development expenses decreased 23%, or $190, to $638 as compared to $828 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q
Salaries and related expense increased 5%, or $15, to $319 for the three months ended September 30, 2006, as compared to $304 in the prior year period. For the nine months ended September 30, 2006, engineering salaries increased 16%, or $137, to $969, as compared to $832 in the prior year period. The increase is due primarily to the increase of one engineer compared to the prior year periods. Stock based compensation expense, included for the first time as expense, was $8 and $42, respectively, for the three and nine months ended September 30, 2006. There was no comparable expense in the prior year periods.

Outside engineering cost and expenses decreased 70%, or $7, to $3 for the three months ended September 30, 2006, compared to $10 in the prior year period. The decrease was due to the curtailment of consulting services associated with the Company’s web-site development in the current three month period. For the nine months ended September 30, 2006, outside engineering costs decreased 82%, or $54 to $12, as compared to $66 in the prior year period. The decrease was due primarily to the curtailment of outside engineering services upon completion of several projects in the prior year. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on its services, as required, which could have a material effect on the amount of outside engineering expense reported.

Facilities allocation decreased 17%, or $12, to $57 for the three months ended September 30, 2006, compared to $69 in the prior year period. For the nine months ended September 30, 2006, facilities allocation decreased 22%, or $47, to $162, as compared to $209 in the prior year period. Despite the increased engineering head count, the facilities allocation decreased due to a reduction in the Company’s rent expense resulting from a renegotiation of the Company’s office lease.

Capitalized software development costs increased 43%, or $31, to $103 for the three months ended September 30, 2006, as compared to $72 in the prior year period. For the nine months ended September 30, 2006 capitalized software development costs increased 46%, or $119, to $380, as compared to $261 in the prior year period. The increase in capitalized software development was due to new product development and significant upgrades and enhancements being made to the Company’s eSignature products. The new product development, as well as the upgrades and enhancements, currently being capitalized will be completed in the fourth quarter of 2006. Capitalization of software development costs is expected to be consistent with the increased amounts reported for the three and nine months ended September 30, 2006 for the foreseeable future. Engineering costs transferred to cost of sales increased 233%, or $14, to $20 for the three months ended September 30, 2006, compared to $6 in the prior year period. For the nine months ended September 30, 2006, engineering costs transferred to cost of sales increased 115%, or $31, to $58, as compared to $27 in the prior year. The change is due to the amount of development services purchased by a customer in the current three and nine month periods.

Sales and Marketing Expenses. Sales and marketing expenses increased 51%, or $156, to $463 for the three months ended September 30, 2006, compared to $307 in the prior year period. For the nine months ended September 30, 2006, sales and marketing expense increased 32%, or $298, to $1,242, as compared to $944 in the prior year period. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses.

Salaries and related expense increased 19%, or $32, to $204 for the three months ended September 30, 2006, as compared to $172 in the prior year period. For the nine months ended September 30, 2006, sales and marketing salaries increased 24%, or $110, to $562, as compared to $452 in the prior year period. The increase in salaries and related expense was due primarily to the increase of two sales employees and, to a lesser extent, increases in employee salaries. Stock based compensation expense, included for the first time as expense was $26 and $65, respectively, for the three and nine months ended September 30, 2006. There was no comparable expense in the prior year periods.

Travel and related expenses increased 450%, or $18, to $22 for the three months ended September 30, 2006, as compared to $4 in the prior year period. For the nine months ended September 30, 2006, travel and related costs increased 123%, or $38, to $69, as compared to $31 in the prior year period. The increase is due to the increased headcount and sales related activities compared to the prior year periods. Recruiting expense decreased 33%, or $1, to $2 for the three months ended September 30, 2006, compared to $3 in the prior year period. For the nine months ended September 30, 2006, recruiting expenses decreased 38%, or $30, to $49, as compared to $79 in the prior year period. The Company expects that recruiting expense will decline in the fourth quarter of

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

2006 as its planned staffing of the sales and marketing departments is not currently under expansion. Professional service expense was consistent with the prior year for the three months ended September 30, 2006. For the nine month period ended September 30, 2006 professional services decreased 55%, or $12, to $10, as compared to $22 in the prior year period. The decrease is due to not sponsoring health care focus groups related to the eSignature market as was done in the prior year period. Commission expense decreased 84%, or $37, to $7 for the three months ended September 30, 2006, compared to $44 in the prior year period. For the nine months ended September 30, 2006, commission expense decreased 60%, or $73, to $49, as compared to $122 in the prior year. The decrease in the commission expense over the three and nine month periods is due to lower commissionable sales. Advertising expense for the three months ending September 30, 2006 increased 100%, or $88, to $88, as compared to $0 in the prior year period. For the nine month period ended September 30, 2006, advertising expense increased $133 to $138 as compared to $5 in the prior year period. The increase for the three and nine month periods is due to internet advertising, attendance at trade shows and marketing events that the Company had not incurred in the prior year. Advertising expense will remain at the increased amounts compared to the prior year through the fourth quarter of 2006.

Other expense, including general office and allocated facilities expenses increased 35%, or $29, to $112 for the three months ended September 30, 2006, compared to $83 in the prior year period. For the nine months ended September 30, 2006, other expenses increased 29%, or $67, to $300, compared to $233 in the prior year period. The increase is due to the additional headcount and sales related activities compared to the prior year periods.

The Company anticipates that sales and marketing expenses will continue to increase in the near term as the Company’s sales efforts focus on new opportunities in the eSignature market space. The Company continues to pursue a channel strategy for its eSignature products. The Company believes the channel strategy, along with its current and potential partners, will produce increasing revenues. Our ability to predict quarterly sales continues to be challenged by the emerging market realities of our eSignature business.

General and Administrative Expenses. General and administrative expenses decreased 27%, or $178, to $488, for the three months ended September 30, 2006, compared to $666 in the prior year period. For the nine months ended September 30, 2006, general and administrative expenses decreased 5%, or $88, to $1,646 as compared to $1,734 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs.

Salaries and wages increased 10%, or $19, to $209 for the three months ended September 30, 2006, compared to $190 in the prior year period. For the nine months ended September 30, 2006, salaries expense increased 11%, or $63, to $631 as compared to $568 in the prior year period. The increase was due primarily to increases in employee salaries. Stock based compensation expense, included for the first time as an expense, was $6 and $17, respectively, for the three and nine months ended September 30, 2006. There was no comparable expense in the prior year period. Stock based director compensation expense was $21 for the nine months ended September 30, 2006. There was no such expense during the three months ended September 30, 2006.

Professional service expenses, which include consulting, legal and outside accounting fees, decreased 61%, or $130, to $82 for the three months ended September 30, 2006, as compared to $212 in the prior year period. The decrease was due to reduced legal fees as a result of completing the patent litigation in the prior year period. For the nine months ended September 30, 2006, professional service expense decreased 23%, or $115, to $385, as compared to $500 in the prior year period. The decrease was due primarily to the reason discussed above. Insurance expense decreased 37%, or $10, to $17 for the three months ended September 30, 2006, compared to $27 in the prior year period. For the nine months ended September 30, 2006, insurance expense decreased 4%, or $3, to $71, as compared to $74 in the prior year period. The decrease is due to decreased premiums for the Company’s D&O insurance policies compared to the prior year period. Other administrative expenses decreased 24%, or $54, to $172 for the three months ended September 30, 2006, as compared to $226 in the prior year period. For the nine months ended September 30, 2006, other expenses decreased 7%, or $41, to $540, as compared to $581 in the prior year period. The decrease was due to reduced investor related expenses. The Company believes that its General and Administrative expenses will remain fairly stable for the balance of the year.

Communication Intelligence Corporation
And Subsidiary
(In thousands, except per share amounts)
Form 10-Q

Interest and other income (expense), net

Interest and other income (expense), net increased $33, to $9 for the three months ended September 30, 2006, compared to a net expense of $24 in the prior year period. The increase was due to the loss on disposal of fixed assets by our joint venture in China, in the prior year period. For the nine months ended September 30, 2006, interest and other income (expense), net increased $72 to $39 as compared to a net expense of $33 in the prior year. This increase is primarily due to the loss on the disposal of fixed assets discussed above.

Interest expense

Interest expense increased 89%, or $33, to $70 for the three months ended September 30, 2006, compared to $37 in the prior year period. The increase was primarily due to expensing $46 of the commitment fee associated with a note and warrant purchase agreement entered into by the Company in August of 2006 (see note 7 of the condensed consolidated financial statements). For the nine months ended September 30, 2006, interest expense decreased 29%, or $52, to $126, as compared to $178 in the prior year period. The decrease was primarily due to conversion of long term debt into shares of the Company’s common stock, offset by the commitment fee discussed above.

  Non-cash charges for the loan commitment fees related to the note and warrant purchase agreement and amortization of prepaid financing costs, and warrant and beneficial conversion feature costs associated with the convertible notes decreased 83%, or $698, to $139 for the three months ended June 30 2006 as compared to $837 in the prior year period. For the nine months ended September 30, 2006, non-cash charges for the above mentioned items decreased 74%, or $1,565, to $544, as compared to $2,109 in the prior year period. (See note 6 of the condensed consolidated financial statements). The reason for the decrease in the non-cash charges is discussed above. The Company will be required to amortize an additional $298 to interest expense over the remaining life of the convertible notes or sooner if the notes are converted before the due date.

Liquidity and Capital Resources

At September 30, 2006, cash and cash equivalents totaled $771 compared to cash and cash equivalents of $2,849 at December 31, 2005. The decrease in cash of $2,078 was primarily due to cash used in operating activities of $1,633, acquisition of property and equipment amounting to $85, capitalization of software development costs of $380 and payments of capital lease obligations of $8. Total current assets are $1,520 at September 30, 2006, compared to $3,621 at December 31, 2005. As of September 30, 2006, the Company's principal sources of funds included its cash and cash equivalents $771, accounts receivable of $462, and a credit facility through one of its investors aggregating $600.

In August 2006, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of August 10, 2006. The Company secured the right to borrow up to six hundred thousand dollars ($600). The Company expects to use the proceeds of the financing for additional working capital.

Under the Purchase Agreement, the Company may borrow, on demand through November 15, 2006, an aggregate principal amount of up to $600. Amounts borrowed will be due within eighteen (18) months of such borrowing. Upon each draw, the Company will be required to issue warrants to purchase a pro rata number of shares of its common stock, with a maximum number of 3,111 to be issued if the entire $600 is borrowed. The notes will bear interest at the rate of 15% per annum payable quarterly in cash. The warrants will have a term of three years and an exercise price of $0.51. In the event the full amount available under the credit facility is not borrowed, the Company will be required to issue, as a standby commitment fee, a pro rata portion of 335 shares of the Company’s common stock, based upon the difference between $600 and the actual amount borrowed under the credit facility. The warrants will include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock. As of September 30, 2006, the Company has recorded a non cash charge to interest expense of $46 in pro rata standby commitment fees.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q
Accounts receivable decreased $21 for the nine months ended September 30, 2006 compared to the December 31, 2005 balance, due primarily to the decrease in recurring maintenance billings and sales compared to the prior quarter. The Company expects the development of the eSignature market will ultimately result in more consistent revenue on a quarter to quarter basis and therefore, less fluctuation in accounts receivable from quarter to quarter.

  At September 30, 2006, in addition to cash of $771, the Company also has $462 in short term accounts receivable, expected to be collected in full based upon past collection history, and as discussed above, $600 available under the Purchase Agreement (line of credit). Thus at September 30, 2006, the Company has resources totaling approximately $1.8 million available to fund operations. As we have discussed in the past, our ability to predict quarterly sales is challenged by the emerging market nature or our eSignature business. Given the unpredictability of expected orders, the Company may draw on the line of credit prior to its expiration on November 15, 2006. Furthermore, although the Company is encouraged by the current level of sales activity, including requests for quotations and lead generation, and therefore about its ability to fund operations from anticipated fourth quarter revenues, again based upon the unpredictability of quarterly sales that we have experienced in the past and the "Net cash used for operating activities" in recent periods (See Condensed Consolidated Statements of Cash Flows), we are investigating alternative sources of funding consistent with our goal of achieving sustainable profitable results with minimal shareholder dilution.

Deferred financing costs, including the current and non-current portion, decreased $123 over the nine months ended September 30, 2006 as the result of amortization to interest expense.

Prepaid expenses and other current assets increased $29 for the nine months ended September 30, 2006, compared to December 31, 2005, due to annual fees for maintenance and support costs that will be charges to expense over the next twelve months. Generally, annual insurance premiums and maintenance and support fees are prepaid in December and June of each year and, therefore, the balances typically begin to decrease in the first and third quarters as the prepaid balances are amortized.

Accounts payable decreased $46 for the nine months ended September 30, 2006, compared to December 31, 2005, due to decreased professional service and marketing fees. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution.

Current liabilities, which include deferred revenue, were $1,073 at September 30, 2006, compared to $1,363 at December 31, 2005. Deferred revenue was $388 at September 30, 2006, compared to $557 at December 31, 2005. Deferred revenue primarily reflects advance payments for products and maintenance fees from the Company's licensees. Deferred revenues are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.

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

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and nine month periods ended September 30, 2006, the Company had amortized to interest expense approximately $92 and $498 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $298 unamortized discount on the accompanying consolidated balance sheet. There were no note conversions during the three months ended September 30, 2006. During the nine month period ended September 30, 2006, the investors converted $461 of the notes in exchange for 996 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

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
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q
Interest expense related to convertible debt for the three and nine month periods ended September 30, 2006 was $116 and $577, including $93 and $498 related to amortization of debt discount and deferred financing costs, respectively. For the three and nine month periods ended September 30, 2005, interest expense related to convertible debt was $874 and $2,283, including $837 and $2,109 related to amortization of debt discount and deferred financing costs, respectively.

The Company has the following material commitments as of September 30, 2006:

	Payments due by period
Contractual obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$ 1,084	$ –	$ 1,084	$ –	$ –	$ –	$ –
Operating lease Commitments (2)	1,354	62	236	264	272	280	240
Total contractual cash obligations	$ 2,438	$ 62	$ 1,320	$ 264	$ 272	$ 280	$ 240

1.	Long-term debt is net of approximately $298 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2006.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. The Company has not suffered any material impacts from foreign currency risks during the three and nine months ended September 30, 2006.

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

Part II-Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

For the three and nine months ended September 30, 2006, there were no material changes in the risk factors discussed in the Company’s annual report on From 10-K/A.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 9, 2006	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)