Form 10-K
period 2006-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2007-03-26
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2006 was approximately $43,462,267 based on the closing sale price of $0.41 on such date, as reported by the Nasdaq Over-the-Counter Market. The number of shares of Common Stock outstanding as of the close of business on March 22, 2007 was 107,557,161.

COMMUNICATION INTELLIGENCE CORPORATION

___________

CIC® and its logo, Handwriter®, Jot®, iSign®, InkSnap®, InkTools®࿔࿠, RecoEcho®, Sign-On®, QuickNotes®,Sign-it®࿔࿠, WordComplete®࿠, INKshrINK®, SigCheck® and The Power To Sign Online® are registered trademarks of the Company. HRS’, PenX’, SignatureOne’ and Speller’ are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

PART I
Item 1. Business

Unless otherwise stated all amounts in Parts I through Part IV are stated in thousands (“000s”).

General

Communication Intelligence Corporation was incorporated in Delaware in October 1986. Communication Intelligence Corporation and its joint venture (the “Company” or “CIC”) is a leading supplier of electronic signature solutions for business process automation in the financial industry as well as the recognized leader in biometric signature verification. CIC’s products enable companies to achieve truly paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms. To date, CIC has delivered biometric and electronic signature solutions to over 400 companies worldwide. These deployments are primarily in the financial industry and include AIG/AGLA, Charles Schwab & Co., JP Morgan Chase, Prudential Financial, Inc., State Farm Insurance Co. and Wells Fargo Bank, NA. CIC provides the most comprehensive and scaleable electronic signature solution suite based on over 20 years of experience and significant input from our valued financial industry client base. CIC is also a leading supplier of natural input/text entry software for handheld computers and smartphones. Major customers for natural input software are PalmSource and Sony Ericsson. CIC sells directly to enterprises and through system integrators, channel partners and OEMs. CIC is headquartered in Redwood Shores, California and has a joint venture, CICC, in Nanjing, China.

Revenue for the year ended December 31, 2006 was $2,342 compared to $3,121 for the year ended December 31, 2005. Revenue for 2006 was primarily attributable to American Medical Response, ASP Software, Audata, Charles Schwab & Co., Dextera Corp., eCom Asia Pacific, IA Systems (Pty.) Ltd, Nationwide Bank (UK), IntegraSys/Fiserv, Misys Healthcare Systems, PalmSource Inc., Prudential Financial Inc., Reward Network, SnapOn Credit LLC, Software House International, Sony Ericsson Corp., State Farm Insurance Co., Wells Fargo Bank NA, the Tennessee Valley Authority, and Zones Corporate Solutions.

The Company believes the decrease in eSignature revenue in 2006, compared to 2005, reflects fluctuations in IT (information technology) spending but is primarily attributable to the inherent characteristics of an emerging market. In response to eSignature market demands, the Company experienced intense competitive pressure in 2006 and responded by rapidly developing and deploying web and server side signing products. These new product offerings significantly expand CIC’s suite of products and afford the opportunity to serve more applications and thereby a larger segment of the emerging eSignature market. The Company believes this product evolution, and the need for product additions, is consistent with the transition from a developing market to market take-off. 2006 revenue, however, was negatively impacted by the delay caused by these product evaluations especially in large follow-on rollout-type deployments from our installed base of initial deployments with top-tier early adopter financial institutions. The Company believes it has enhanced its competitive position relative to follow on deployments and to compete more effectively for new business.

The net loss for the twelve months ended December 31, 2006 was $3,286 compared to $4,031 in the prior year. Non-cash charges to interest expense for deferred financing costs and loan discount amortization related to the convertible notes decreased $1,684 to $591 compared to $2,275 in the prior year. Operating expenses, including amortization of software development costs, increased approximately 4%, or $194, from $4,705 at December 31, 2005 to $4,899 for the year ended December 31, 2006. The increase in operating expense primarily reflects the increased amortization of capitalized software development costs related to product development and enhancements and investments in sales and marketing personnel and programs.

Core Technologies

The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies". These technologies include multi-modal electronic signature, handwritten biometric signature verification, cryptography (Sign-it, iSign, and SignatureOne) and multilingual handwriting recognition software (Jot).

Transaction and Communication Enabling Technologies. The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control and enabling workflow automation of traditional paper form processing. The Company believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental to its development of software for multi-modal electronic signatures, handwritten biometric signature verification, and data security.

Natural Input Technologies. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or stylus as the primary input device. CIC's natural input offering includes multilingual handwriting recognition software for such devices as electronic organizers, pagers and smart cellular phones that do not have a keyboard. For such devices, handwriting recognition offers the most viable solutions for performing text entry and editing.

Products

Key products include the following:

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
Sign-it
Multi-modal electronic signature software for common applications including; Microsoft Word, Adobe Acrobat, AutoDesk AutoCAD, web based applications using HTML, XML, & XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market

Jot	Multi-lingual handwriting recognition software
Products and upgrades that were introduced and first shipped in 2006 include the following:

iSign v4.0
SignatureOne™ Profile Server v2.0. Oracle SignatureOne™ Profile Server v2.0. SQL
Sign-it® Tools v3.0 for AutoCAD® Sign-it® Tools v3.01 for AutoCAD® Sign-it® Tools v3.0 for Word
Sign-it® Tools v3.02 for Word
Sign-it® v3.0 for AutoCAD® Sign-it® v3.01 for AutoCAD® Sign-it® v3.02 for AutoCAD®
Sign-it® v3.1 for AutoCAD® Sign-it® v6.0 for Acrobat®
Sign-it® v6.01 for Acrobat®
Sign-it® v6.02 for Acrobat®
Sign-it® v6.01 for Word Sign-it® v6.02 for Word Sign-it® v6.03 for Word
Sign-it® XF v1.0 Sign-it® XF v1.1

The SignatureOne Profile Server provides server based enterprise administration and authentication of user eSignatures and maintenance of signature transaction logs for eSigned documents. The SignatureOne architecture implements a common process and methodology that provides a uniform program interface for multiple signature methods and multiple capture devices, simplifying enterprise wide integration of business process automation tasks requiring eSignature.

iSign is an electronic signature and handwritten signature verification software developer’s kit for custom applications or Web based processes. It captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. iSign provides an effective and inexpensive handwriting security check for immediate authentication. It also stores certain forensic elements of a signature for use in determining whether a person actually electronically signed a document. The iSign kit includes software libraries for industry standard encryption and hashing to protect the sensitive nature of a user signature and the data captured in association with that signature. This software toolkit is used internally by the Company as the underlying technology in its SignatureOne and Sign-it products.

Sign-it is a family of electronic signature products for recording multi-modal electronic signatures as they are being captured as well as binding and verifying electronic signatures within standard consumer applications. These products combine the strengths of biometrics, and electronic signatures and cryptography with a patented process to insure legally compliant electronic signatures to process, transact and create electronic documents that have the same legal standing as a traditional wet signature on paper in accordance with the Electronic Signature in National and Global Commerce Act, and other related legislation and regulations. Organizations wishing to process electronic forms, requiring varying levels of security, can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word, AutoCAD, Adobe Acrobat, Web based transactions using common formats like XML, HTML, or XHTML, and custom application development with .NET, C# or similar development environments.

Jot software analyzes the individual strokes of characters written with a pen/stylus and converts these strokes into machine-readable text characters. Jot recognizes handwritten input and is specifically designed for small devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot offers a user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to learn and memorize unique characters or symbols. Jot has been ported to numerous operating systems, including Palm OS, Windows, Windows CE, VT-OS, EPOC, QNX, Linux and OS/9. The standard version of Jot, which is available through OEM customers, recognizes and supports input of Roman-based Western European languages.

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

Over the years, the Company has developed and patented major elements of its software offerings and technologies. In addition, in October 2000 the Company acquired, from PenOp, Inc. and its subsidiary, a significant patent portfolio relevant to the markets in which the Company sells its products. The Company’s patents and the years in which they each expire are as follows:

Patent No.	Expiration
5049862	2008
5544255	2013
5647017	2014
5818955	2015
5933514	2016
6064751	2017
6091835	2017
6212295	2018
6381344	2019
6487310	2019

The Company believes that these patents provide a competitive advantage in the electronic signature and biometric signature verification markets. The Company believes the technologies covered by the patents are unique and allow it to produce superior products. The Company also believes these patents are very broad in their coverage. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality would infringe its patents. Moreover, because the majority of these patents do not expire for the next 6 to 12 years from the date hereof, the Company believes that it has sufficient time to develop new related technologies, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time its patents will deter competitors from introducing competing products without creating substantially different technology or licensing or infringing its technology.

The Company has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Material Customers

Historically, the Company’s revenues have been derived from a limited number of customers. One customer, PalmSource, Inc., accounted for 27% of total revenues in 2006. Two customers accounted for 41% of total revenues in 2005. Snap-On Credit Corporation accounted for 16% and PalmSource, Inc. accounted for 25%, respectively, of our 2005 revenues. Two customers accounted for 76% of total revenue in 2004. State Farm Insurance Company accounted for 46% and Wells Fargo Bank NA accounted for 30%, respectively, of our 2004 revenues.

Seasonality of Business

The Company believes that its products are not subject to seasonal fluctuations.

Backlog

Backlog approximated $404 and $557 at December 31, 2006 and 2005, respectively, representing advanced payments on service maintenance agreements that are expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels. The technology neutral nature of the laws and regulations related to what constitutes an electronic signature and the multi-modal approach the Company has taken with its products, causes it to compete with different companies dependent upon the specific signature type being sought by a prospect. Its principal competition for handwritten biometric signatures continues to be Valyd, SoftPro Wondernet, and low-end tablet vendors. This is the primary technology the Company has established success in historically and faces additional competition for its click-wrap, voice, fingerprint, password, and basic click sign technology.

The Company continues to have competition from PenPower Group, Advanced Research Technology, Inc., and Decuma AB, for its natural input market segment.

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

Employees

As of December 31, 2006, the Company employed an aggregate of 21 full-time, and 2 part-time employees, 21 of which are in the United States and 2 of which are in China. From time to time, the Company also utilizes additional personnel on an as needed basis. The Company believes it has good relations with its employees. None of the Company’s employees are a party to a collective bargaining agreement.

Geographic Areas

For the years ended December 31, 2006, 2005, and 2004, the Company’s sales in the United States as a percentage of total sales were 81%, 85%, and 99%, respectively. For the years ended December 31, 2006, 2005, and 2004, the Company’s export sales as a percentage of total revenues were approximately 19%, 15%, and 1%, respectively. Foreign sales are based on the countries to which the Company’s products are shipped. Long lived assets associated with sales made in the United States were $4,694 and $4,699 for the years ended December 31, 2006 and 2005 respectively. Long lived assets located in China were $8 and $16 as of December 31, 2006 and 2005 respectively.

Segments

Prior to 2006, the Company reported in two segments. Due to the immateriality of the system integration segment the Company reclassified the operations into one segment.

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

Item 1A Risk Factors

Our auditors have raised substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2006, the Company’s accumulated deficit was approximately $88,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

Operating losses may continue, which could adversely affect financial results from operations and stockholder value.

In each year since its inception, except for the year ended December 31, 2004, the Company incurred losses, which were significant in certain periods. For the five-year period ended December 31, 2006, those net losses aggregated approximately $11,600. At December 31, 2006, the accumulated deficit was approximately $87,900. While a profit was recorded for the year ended December 31, 2004, there is no guarantee that the Company will be profitable in future years and it may incur substantial losses in the future, which could adversely affect stockholder value.

We have experienced significant declines in revenues in recent periods which, if continued, could adversely affect stockholder value.

Revenues decreased 25% for the year ended December 31, 2006, compared to the year ended December 31, 2005. The Company believes the 2006 decrease in eSignature revenue, and the decrease in 2005 revenue relative to 2004, reflects fluctuations in information technology spending but is primarily attributable to the inherent characteristics of an emerging market. Record setting financial results in 2004 were driven by large respected early adopter enterprises in the financial industry. However, moving from an emerging market to a market in take-off requires several generations of product evolution and, ultimately, acceptance of the technology and products by the mainstream market, not just by early adopters. This mainstream market is comprised of both enterprise customers and the channel partners required to provide the broad market access and sales coverage needed to achieve market takeoff.

However, the Company cannot predict with any degree of certainty whether eSignature technology spending will continue to show signs of strengthening and perhaps more significantly when or if the eSignature market, which is currently still in the emerging/development stage, will enter into the take-off stage of widespread adoption of its technology and products or the impact that competition may have on such adoption.

We may need additional working capital, which may not be available at all or on favorable terms.

As of December 31, 2006, the Company’s working capital deficit was approximately $(816). With the exception of 2004, the Company has suffered recurring losses from operations that raised a substantial doubt about its ability to continue as a going concern. There is no assurance that the Company will have adequate capital resources to fund planned operations, that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts the Company may require. If the Company is unable to obtain adequate capital resources to fund its operations, the Company may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern.

Our competitors could develop products or technologies that could make our products or technologies non-competitive, which would adversely affect sales, financial results from operations and stockholder value.

Although the Company believes that its patent portfolio provides a barrier to entry to the electronic signature market, and that its established relationships with its OEM customers in the natural input segment are sufficient to maintain that source of revenue, there can be no assurance that it will not face significant competition in this and other aspects of its business.

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

The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its proprietary rights in its products and technologies. These protections may not adequately protect it for a number of reasons. First, the Company’s competitors may independently develop technologies that are substantially equivalent or superior to ours. Second, the laws of some of the countries in which the Company’s products are licensed do not protect those products and its intellectual property rights to the same extent as do the laws of the United States. Third, because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, the Company’s current and future products and technologies could be subject to infringement claims by others. Fourth, a substantial portion of its technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. The Company requires its employees, contractors and customers to execute written agreements that seek to protect its proprietary information. We also have a policy of requiring prospective business partners to enter into non-disclosure agreements before any of its proprietary information is revealed to them. However, the measures taken by the Company to protect its technology, products and other proprietary rights might not adequately protect it against improper use.

The Company may be required to take legal action to protect or defend its proprietary rights. Litigation of third-party claims of intellectual property infringement during 2004 and 2005 required the Company to spend substantial time and financial resources to protect its proprietary rights. If the result of any litigation of this type is adverse to the Company, it may be required to expend significant resources to develop non-infringing technology or obtain licenses from third parties. If the Company is not successful in those efforts, or if it is required to pay any substantial litigation costs, its business would be materially and adversely affected.

A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and shareholder value harmed if we lost any of these customers.

The Company’s revenues historically have been derived from a limited number of customers. Therefore, the success of its business depends on its ability to obtain customers and maintain satisfactory relationships with them in the future. The Company may not be able to continue to maintain satisfactory relationships with its customers in the future. Our top customer accounted for 27% and 25% of revenues in the years ended December 31, 2006 and December 31, 2005, respectively. The loss of any significant customer or other revenue source would have a material adverse effect on the Company’s revenues and profitability.

Risks Related to our Capital Structure

The market price of our stock can be volatile, which could result in losses for investors.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board (“OTC”). Stock prices of technology companies in recent years have experienced significant volatility, including price fluctuations that are unrelated or not proportional to the operating performance of these companies. Volatility on the OTC is typically higher than the volatility of stocks traded on Nasdaq or other exchanges. The market price of the Company’s common stock has been and could be subject to significant fluctuations as a result of variations in its operating results, announcements of technological innovations or new products by it or our competitors, announcements of new strategic relationships by the Company or our competitors, general conditions in the technology industry or market conditions unrelated to its business and operating results.

Statutory provisions and provisions in our charter may delay or frustrate transactions that may be beneficial to our stockholders.

Certain provisions of the Delaware General Corporation Act and our charter may delay or prevent a merger, tender offer or proxy contest that is not approved by the Company’s Board of Directors, even if such events may be beneficial to the interests of stockholders. For example, the Company’s Board, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock that have not otherwise been reserved for issuance. In addition, the Delaware General Corporation Law contains provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of the Company. See "Description and Price Range of Common Stock—Anti-Takeover Provisions."

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

Item 2. Properties

The Company leases its principal facilities, consisting of approximately 9,600 square feet, in Redwood Shores, California, pursuant to a sub-lease that expires in 2011. The Company’s China-based joint venture leases approximately 392 square feet in Nanjing, China. The Company believes that its current facilities are suitable to continue operations in the foreseeable future.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None
PART II

Item 5.	Market For Registrant's Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the OTC under the trading symbol CICI.OB. Prior to March 14, 2003 it was listed on the Nasdaq Capital Market (formerly known as the SmallCap Market) under the symbol CICI. The following table sets forth the high and low sale prices of the common stock for the periods noted.

Sale Price Per Share
Year	Period	High	Low

2005	First Quarter	$ 0.63	$ 0.38
	Second Quarter	$ 0.59	$ 0.23
	Third Quarter	$ 0.61	$ 0.39
	Fourth Quarter	$ 0.55	$ 0.37
2006	First Quarter	$ 0.53	$ 0.40
	Second Quarter	$ 0.50	$ 0.39
	Third Quarter	$ 0.41	$ 0.24
	Fourth Quarter	$ 0.30	$ 0.18

As of March 22, 2007, the closing sale price of the Common Stock on the Nasdaq OTC was $0.28 per share and there were approximately 920 registered holders of the Common Stock.

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

All securities sold during 2006 by the Company were either previously reported on Form 10-Qs filed with the Securities and Exchange Commission or sold pursuant to registration statements filed under the Securities Act of 1933, as amended.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Note 5 (“Stockholders Equity”) of the Notes to Consolidated Financial Statements for the Year Ended December 31, 2006, page F-20.

The following graph compares the Company's cumulative five-year return on its common stock with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. This performance graph compares the cumulative five-year returns on the common stock with the Nasdaq Computer and Data Processing Index and the Nasdaq Index.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending December 31,

Company / Index		2002	2003	2004	2005	2006
Communication Intelligence Corporation		-45.31	5.71	60.81	-27.73	-52.33
Nasdaq U.S. & Foreign Index		-31.19	50.84	8.81	2.28	10.31
Nasdaq Computer & Data Processing Index		-31.04	31.75	10.12	3.39	12.23

		INDEXED RETURNS
	Base	Years Ending December 31,
	Period
Company / Index	2001	2002	2003	2004	2005	2006
Communication Intelligence Corporation	100	54.69	57.81	92.97	67.19	32.03
Nasdaq U.S. & Foreign Index	100	68.81	103.79	112.93	115.50	127.41
Nasdaq Computer & Data Processing Index	100	68.96	90.85	100.04	103.44	116.09

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of December 31, 2006, 2005, 2004, 2003, and 2002 and for each of the years in the five-year period ended December 31, 2006 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$ 2,342	$ 3,121	$ 7,284	$ 3,034	$ 3,272
Research and development expenses(1)	817	1,144	1,187	1,302	1,485
Sales and marketing expenses	1,658	1,240	1,306	905	1,543
General and administrative expenses	2,174	2,173	2,483	2,219	2,424
Income (loss) from operations	(2,557)	(1,584)	2,255	(2,157)	(3,337)
Net income (loss)	$ (3,286)	$ (4,031)	$ 1,620	$ (2,345)	$ (3,561)
Basic and diluted income (loss) per share	$ (0.03)	$ (0.04)	$ 0.02	$ (0.02)	$ (0.04)

		As of December 31,
	2006	2005	2004	2003	2002
		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$ 727	$ 2,849	$ 4,736	$ 1,039	$ 711
Working capital(2)	(816)	2,258	4,068	(2,895)	443
Total assets	6,126	8,466	10,819	7,215	7,168
Deferred revenue	404	557	458	165	165
Long-term obligations (3)	334	1,169	1,790	13	3,000
Stockholders' equity (4)	3,584	5,856	7,531	2,187	2,934
___________
(1)
Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $510 at December 31, 2006, $299 at December 31, 2005 and $45 at December 31, 2004 respectively. No software development costs were capitalized in the years ended December 31, 2003 and 2002.

(2)	Current liabilities used to calculate working capital at December 31, 2006, 2005, 2004, 2003, and 2002 include deferred revenue of $404, $557, $458, $165, and $165, respectively.

(3)
Long-term debt is net of the unamortized fair value assigned to warrants of $266 for related-party debt at December 31, 2006. Long-term debt is net of the unamortized debt discount related to convertible debt of $674, and $2,410 at December 31, 2005 and 2004.

(4)	The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated herein, all figures in this Item 7 are stated in thousands (“000s”).

Overview

The Company was initially incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2006, operating losses aggregated approximately $7,380 and at December 31, 2006, the Company's accumulated deficit was approximately $87,900.

Revenues decreased 25% for the year ended December 31, 2006, to $2,342, compared to the year ended December 31, 2005. The Company believes the 2006 decrease in eSignature revenue, and the decrease in 2005 revenue relative to 2004, reflects fluctuations in IT (information technology) spending but is primarily attributable to the realities of an emerging market. The Company’s 2004 record setting financial results were driven by large respected early adopter enterprises in the financial industry. Although total 2004 eSignature revenue was attributable to over seventy customers worldwide, 85% of the total eSignature revenue was driven by two major orders. The Company believes these top tier early adopters play a critical and necessary role as reference accounts, confirming CIC’s technology and its associated ROI, and that the successful completion of these initial deployments is fundamental to sustained sales growth available from the much larger base of potential customers. This mainstream market is comprised of both enterprise customers and the channel partners required to provide the broad market access and sales coverage needed to achieve market takeoff. These key early adopter accounts have now successfully completed their initial deployments and are functioning as CIC reference accounts.

In response to eSignature market demands, the Company experienced intense competitive pressure in 2006 and responded by rapidly developing and deploying web and server side signing products. These new product offerings significantly expand CIC’s suite of products and afford the opportunity to serve more applications and thereby a larger segment of the emerging eSignature market. The Company believes this product evolution, and the need for product additions, is consistent with the transition from a developing market to market take-off.  2006 revenue, however, was negatively impacted by the delay caused by these product evaluations especially in large follow-on rollout-type deployments from our installed base of initial deployments with top-tier early adopter financial institutions.  The Company believes it has enhanced its competitive position relative to both follow-on business and new accounts.

The net loss for the twelve months ended December 31, 2006 was $3,286, compared to $4,031 in the prior year. Non-cash charges to interest expense for deferred financing costs and loan discount amortization related to the outstanding convertible notes decreased $1,684 to $591 compared to $2,275 in the prior year. Operating expenses, including amortization of software development costs, increased approximately 4%, or $194, from $4,705 at December 31, 2005 to $4,899 for the year ended December 31, 2006.  The increase in operating expense primarily reflects the increased amortization of capitalized software development costs related to product development and enhancements and investments in sales and marketing personal and programs.

New Accounting Pronouncements

See note 1, Notes to Consolidated Financial Statements included under Part IV. Item 15.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions that are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, fair value of financial instruments, customer base, software development costs research and development costs, foreign currency translation and net operating loss carryforwards. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company’s management in the preparation of the consolidated financial statements.

Revenue: Revenue is recognized when earned in accordance with applicable accounting standards, including AICPA Statement of Position ("SOP") No. 97-2, “Software Revenue Recognition”, as amended, Staff Accounting Bulletin 104, “Revenue Recognition” ("SAB 104"), and the interpretive guidance issued by the Securities and Exchange Commission and EITF issue number 00-21, “Accounting for Revenue Arrangements with Multiple Elements”, of the FASB’s Emerging Issues Task Force. The Company recognizes revenues from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period which-ever is longer.

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

Maintenance revenue is recorded for post contract support and upgrades or enhancements, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period whichever is longer. For undelivered elements where objective and reliable evidence of fair value does not exist, revenue is deferred and subsequently recognized when delivery has occurred and when fair value has been determined.

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company’s historical experience, the Company’s estimates of recoverability of amounts due could be affected and the Company would adjust the allowance accordingly.

Long-lived assets: The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” ("SFAS No. 142") and Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS No. 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affect its patents, the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment quarterly in order to determine whether the book value exceeds the fair value for each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

•	whether there are legal, regulatory or contractual provisions known to the Company that limit the useful life of any patent to less than the assigned useful life;

•	whether the Company needs to incur material costs or make modifications in order for it to continue to be able to realize the protection afforded by the patents;

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

The Company obtained an independent valuation of the carrying value of its patents as of December 31, 2005. The Company believes that the biometric market potential identified in current year market research has improved over the data used to validate the carrying value of the Company’s patents at the end of 2005. Management updated this analysis at December 31, 2006 and believes that that no impairment of the carrying value of the patents exists at December 31, 2006.

Customer Base: To date, the Company's eSignature revenues have been derived primarily from financial service industry end-users and from resellers and channel partners serving the financial service industry primarily in North America, the ASEAN Region including China (PRC) and Europe. Natural Input (text entry) revenues have been derived primarily from hand held computer and smart phone manufacturers (OEMs) primarily in North America, Europe and the Pacific Rim. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within management's expectations.

Software Development Costs: Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The annual amortization is the greater of (a) the straight-line amortization over the estimated useful life not to exceed three years or (b) the amount based on the ratio of current revenues to anticipated future revenues. The Company capitalized $510, $299 and $45 for the years ended December 31, 2006, 2005 and 2004.

Research and Development Costs: Research and development costs are charged to expense as incurred.

Share-based compensation: Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the year ended December 31, 2006, was approximately 25.01%. For the year ended December 31, 2006, stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005.  Share based payment awards issued but not yet vested as of December 31, 2005 are valued in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Foreign Currency Translation: The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company’s consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for long-term assets and liabilities that are translated at historical exchange rates. Revenue and expense accounts are translated at the average exchange rates in effect during each period. Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, net foreign currency transaction gains and losses were not material for the year ended December 31, 2006, 2005 and 2004, respectively.

Net Operating Loss Carryforwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2006 of $29 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment. Prior to 2006, the Company reported in two segments. Due to the immateriality of the system integration segment the Company reclassified the operations into one segment.

Results of Operations

Revenues

Revenues from transaction and communication enabling technologies (“eSignature”) and natural input technologies (“Jot”), declined 25%, or $779, in 2006, to $2,342, compared to revenues of $3,121 in the prior year. The decline was due to the absence of large dollar rollout-type deployments from our installed base of proof-of-concept and pilot eSignature installations.

The Company believes the 2006 decrease in eSignature revenue, and the decrease in 2005 revenue relative to 2004, reflects fluctuations in information technology spending but is primarily attributable to the realities of an emerging market. The Company’s 2004 record setting financial results were driven by large respected early adopter enterprises in the financial industry. Although total 2004 eSignature revenue was attributable to over seventy customers worldwide, 85% of the total eSignature revenue was driven by two major orders. The Company believes these top tier respected early adopters play a critical and necessary role as reference accounts, confirming CIC’s technology and its associated ROI, and that the successful completion of these initial deployments is fundamental to sustained sales growth available from the much larger base of potential customers. This mainstream market is comprised of both enterprise customers and the channel partners required to provide the broad market access and sales coverage needed to achieve market takeoff. These key early adopter accounts have now successfully completed their initial deployments and are functioning as CIC reference accounts.

In addition, the Company experienced intense competitive pressure in 2006 which required rapid response to eSignature market demands involving second and third generation products. This included multi-model signings, web offerings and server side solutions. Although this product evolution is consistent with the transition from a developing market to market take-off, 2006 revenue was negatively impacted by the delay in large follow-on rollout-type deployments from our installed base of initial deployments especially with top-tier early adopter financial institutions. The Company believes it has maintained and enhanced its product and competitive leadership as evidenced by follow-on orders from top-tier early adopters as well as new orders from new top-tier customers received late last year and in the first quarter of 2007.

Revenues from our Jot OEM’s including maintenance declined 29% or $308, to $746, compared to the prior year, primarily due to a lower number of units shipped by OEM’s. The Company anticipates that its Jot revenues will remain at levels consistent with 2006 for the near term.

Cost of Sales

Cost of sales increased 69% or $102, for the twelve months ended December 31, 2006, compared to the prior year. The increase is primarily due to increased amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues. Direct engineering costs associated with development contracts and proof of concepts orders increased approximately $9 to $94, compared to the prior year. Cost of sales is expected to increase near term as capitalized engineering software development for new and existing products is completed and products are released.

Operating expenses

Research and Development Expenses

Research and development expenses decreased approximately 29%, or $327, for the year ended December 31, 2006 compared to the prior year. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $327 decrease were the reduction in the use of outside engineering services and the increase in of software development costs capitalized during 2006 compared to the prior year. Facilities and allocated expenses were down from the prior year but were offset by the expensing the estimated fair value of stock options that vested in 2006 required under SFAS 123(R), (see Critical Accounting Policies “Share-Based Compensation”). Total expenses, before capitalization of software development costs and other allocations was $1,628 for the year ended December 31, 2006 compared to $1,144 in the prior year. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain consistent with the 2006 amount.

Sales and Marketing Expenses

Sales and marketing expenses increased 34% or $418, for the twelve months ended December 31, 2006, compared to the prior year. The increase was primarily attributable to an increase in salary related expense, including stock based compensation, resulting from the addition of two sales persons, and increases in advertising and marketing programs including increased participation at tradeshows and related exhibit and marketing collateral expenses and the redesign of our website all aimed at increasing revenue generation through increased market awareness and sales coverage. In addition, there was an increase in engineering allocated expense in support of sales related communications and customer demonstration activities including the trade shows and exhibits. The Company expects sales and marketing expenses to decrease in the near term due to planned reductions in advertising and marketing related programs.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2006 were virtually unchanged compared to the prior year. Salaries and related expense including stock based compensation increased due to salary increases and the requirements of SFAS 123(R), (see critical accounting policies “Share-based compensation”), while professional services, insurance and allocated expenses were reduced due to the settlement of patent litigation, renegotiation of the Company’s office lease and reductions in annual insurance premiums. The Company anticipates that general and administrative expense will decrease over the near term due to lower professional services and insurance expenses.

Interest income and other income, net

Interest income and other income, net increased 153%, or $26, to $43 for the year ended December 31, 2006 compared to $17 in the prior year period. In the prior year the Joint Venture disposed of certain fixed assets at a loss which is included in Interest income and other, net in the prior year.

Interest expense

Interest expense decreased 44%, or $92, to $116 for the year ended December 31, 2006 compared to $208 in the prior year period. The decrease was primarily due to reductions in the amount of debt as the result of conversions of the outstanding notes into shares of common stock (See Note 3 in the Consolidated Financial Statements of this Form 10-K).

Amortization of loan discount, which includes warrant and beneficial conversion feature costs, and deferred financing costs, associated with the convertible notes decreased 74%, or $1,684, to $591 for the year ended December 31, 2006 compared to $2,275 in the prior year. The decrease was primarily due to the amortization of the loan discount and deferred financing costs related the conversion of $2,782 of the convertible notes over the prior 24 months. The Company will be required to amortize an additional $303 to interest expense over the remaining life of the convertible notes or sooner if the notes are converted before the due date.

In addition to the above the Company has amortized $70 of a debt discount attributable to the fair value assigned to warrants to interest expense associated with a note and warrant purchase agreement entered into with a greater than 5% stockholder and an unrelated third party in August 2006 (See Note 4 in the Consolidated Financial Statements of this Form 10-K). The Company will amortize an additional $266 to interest expense over the life of the loan.

Years Ended December 31, 2005 and December 31, 2004

Revenues

Revenues from transaction and communication enabling technologies (“eSignature”) and natural input technologies (“Jot”), declined 57%, or $4,163, in 2005, to $3,121, compared to revenues of $7,284 in the prior year. The decrease is primarily due to the absence of large multi million dollar rollout orders from early adopter accounts as occurred in first and third quarters in 2004.

Maintenance revenues increased 9% or $85, to $1,054, compared to the prior year. The increase is due to the renewal of maintenance agreements from prior years.

In 2004, the Company signed a new agreement with eCom Asia Pacific Pty Ltd (“eCom”). The new agreement appoints eCom as exclusive master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China. This agreement provides for guaranteed minimum quarterly royalties over a two-year period. eCom is one of the world’s most experienced eSignature solutions providers and has been a proven reseller and integrator of CIC eSignature products in the Asia Pacific region for over six years. eCom has highly visible deployments including Prudential Plc in Singapore, Malaysia and Hong Kong. The partnership with eCom is targeted to achieve our objective of establishing enhanced sales coverage in China leveraging our new SignatureOne™ technology with a trusted and proven partner. The Company believes that the channel partner strategy will deliver increasing and sustained revenue growth.

The Company made an investment in new sales personnel during 2005. The Company believes that this investment will increase corporate eSignature revenues in the near term through a stronger focus and presence in its target markets. In addition, the Company believes that the sales of smaller pilot deployments of its products to customers will lead to greater sales in future periods as the customers roll out their applications on wider scales. However, the timing of customer product roll outs is difficult to project due to many factors beyond the Company’s control. The Company views eSignature as a high potential revenue market and intends to continue to place increasing focus on this market.

Cost of Sales

Cost of sales increased 179%, or $95, to $148 for the twelve months ended December 31, 2005 as compared to $53 in the prior year. The increase is primarily due to increases in capital software amortization of $62 and engineering costs amounting to $86 associated with development contracts.

Operating expenses

Research and Development Expenses

Research and development expense decreased 4%, or $43, to $1,144 for the year ended December 31, 2005 compared to $1,187 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the increase are salaries and related expense and outside engineering expenses. Salaries and related expanse increased due primarily as a result of the addition of two engineers and three part-time test engineers, while outside engineering expense increased due to the use of services to complete a joint development project. The Company maintains a relationship with an outside engineering group familiar with its products and may draw on their services, in the future, as required, which could have a material effect on the amount of outside engineering expense reported. Capitalized software development costs increased 564%, or $254, to $299 for the year ended December 31, 2005 compared to $45 in the prior year period. The increase in capitalized software development cost was due to new product development and significant upgrades and enhancements made to the Company’s natural input and eSignature products. Capitalization of software development costs are expected to remain at increased amounts for the foreseeable future. Engineering costs charged to cost of sales increased $85 compared to $0 in the prior year period. The increase is primarily due to customer paid development orders completed in 2005.

Sales and Marketing Expenses

Sales and marketing expenses decreased 5%, or $66, for the year ended December 31, 2005 compared to $1,306 in the prior year period. Sales and marketing expenses consist of salaries, commissions and related expenses, professional services, advertising and promotion, general office and allocated facilities expenses. The most significant factors in the increase in expenses were increased salaries and related expenses. The increase in salaries and related expense was due primarily to the addition of two sales persons. The increases in salaries and related expenses were offset by lower commission expense due primarily to a decrease in revenues, and lower travel and entertainment expenses due to the changes in geographic location of the new sales staff that required less travel expense to potential customer locations. Recruiting expense increased due to the hiring of additional sales staff utilizing professional search firms. The Company anticipates that sales and marketing expenses, net of commissions, will continue to increase in the near term as it strengthen its sales staff and efforts in pursuit of new opportunities in the eSignature market space. The Company continues to pursue a channel strategy for its eSignature products. The Company believes the channel strategy, along with its current and potential partners, will produce increasing revenues in the near term.

General and Administrative Expenses

General and administrative expenses decreased 12%, or $310, to $2,173, for the year ended December 31, 2005 compared to $2,483 in the prior year period. General and administrative expense consists of salaries, professional fees, investor relations expenses, patent amortization and office and allocated facilities costs. Salaries and wages increased 3%, or $26, to $770 for the year ended December 31, 2005 compared to $744 in the prior year period. The increase was due primarily to increases in employee salaries. Professional service expense, which includes consulting, legal and outside accounting fees, increased 6%, or $32, to $574 for the year ended December 31, 2005, compared to $542 in the prior year period. The increase was due primarily to an increases in legal fees associated with the infringement litigation related to the enforcement of its patents by the Company. The Company’s bad debt expense decreased 97%, or $144, to $4 for the year ended December 31, 2005, compared to $148 in the prior year period. The decrease was primarily due to providing a reserve for the channel partner receivables of the Joint Venture. At this time, the Company believes that its provision for bad debts is adequate. Other administrative expenses decreased 21%, or $224, to $825 for the year ended December 31, 2005, compared to $1,049 in the prior year period. The decrease was due primarily to spending reductions. The Company believes that its General and Administrative expenses will remain stable for the near term.

Interest income and other income, net

Interest income and other income, net decreased 64%, or $30, to $17 for the year ended December 31, 2005 compared to $47 in the prior year period. The decrease is primarily due to the disposal of fixed assets by the Joint Venture.

Interest expense

Interest expense decreased 60%, or $306, to $208 for the year ended December 31, 2005, compared to $514 in the prior year period. The decrease was primarily due to reductions in the amount of debt as the result of conversions of the notes into shares of common stock.

Amortization of loan discount, which includes warrant and beneficial conversion feature costs, and deferred financing costs, associated with the convertible notes increased 1,117%, or $2,088, to $2,275 for the year ended December 31, 2005, compared to $187 in the prior year. The increase was due to the amortization of the loan discount and deferred financing costs related the conversion of $2,322 of the convertible notes during the twelve months ended December 31, 2005. Subsequent to December 31, 2005, the Company will be required to amortize an additional $895 to interest expense over the life of the convertible notes or sooner if the notes are converted before the due date.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2006 totaled $727 compared to cash and cash equivalents of $2,849 at December 31, 2005. This decrease is primarily attributable to $2,141 used by operations, $603 used in investing activities and $8 used for principal payments on capital leases. The decrease was offset by $600 in proceeds from issuance of long-term debt. The effect of exchange rate changes on cash was $30.

The cash used by operations was primarily due to a net loss of $3,286 and a decrease in accounts payable and deferred revenues of $218 and $153, respectively. Other net changes in operating assets and liabilities amounted to proceeds of $60. The cash used in operations was offset by depreciation and amortization of $623, amortization of the loan discount, deferred financing and warrant costs of $661, and stock based employee compensation of $189.

The cash used in investing activities of $603 was primarily due to the capitalized software development costs of $510 and the acquisition of office and computer equipment of $93.

Proceeds from financing activities consisted primarily of long-term debt secured through a note and warrant Purchase Agreement with a related party totaling $600 (See “Financing” below). The proceeds from the long-term note are offset by $8 in payments on capital lease obligations.

Accounts receivable increased 1%, or $4, to $487 at December 31, 2006, compared to $483 at December 31, 2005. Accounts receivable at December 31, 2006 and 2005 are net of $397 and $387, respectively, in reserves provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2006 and 2005 were similar in volume. The Company expects that there will be fluctuations in accounts receivable in the foreseeable future due to volumes and timing of revenues from quarter to quarter.

Deferred financing cost decreased 66%, or $146, to $75 at December 31, 2006 compared to $221 at December 31, 2005. The deferred financing costs are associated with the November 2004 financing (See “Financing” below). The remaining non-cash deferred financing costs will be amortized to interest expense over 10 months or, the life of the convertible notes, whichever is shorter.

Prepaid expenses and other current assets decreased 38%, or $63, to $105 at December 31, 2006 compared to $168 at December 31, 2005. The decrease is primarily due the timing of the billings of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable decreased $216 primarily due to payments associated with the patent litigation which was concluded in 2005, and decreases in the forth quarter operating expenses due to cash constraints.

Other current liabilities, which include deferred revenue of $404 and the remaining convertible notes of $1,154, due in October 2007, were $2,063 at December 31, 2006 compared to $1,075 at December 31, 2005, a net increase of $988. Deferred revenue decreased $153 to $404 at December 31, 2006 compared to $557 at December 31, 2005. The increase in current liabilities is due to primarily to the reclassification of the convertible notes from long-term to short-term at December 31, 2006.

Financing

In August 2006, the Company entered into a Note and Warrant Purchase Agreement (the “2006 Purchase Agreement”) and a Registration Rights Agreement (the “2006 Registration Rights Agreement”) with a greater than 5% stockholder, each dated as of August 10, 2006. The Company secured the right to borrow up to six hundred thousand dollars. On November 19, 2006 the Company borrowed the $600 available under the 2006 Purchase Agreement. The Company expects to use the proceeds of the financing for additional working capital.

On November 19, 2006 the Company borrowed the $600 available under the 2006 Purchase Agreement. The Company expects to use the proceeds of the financing for additional working capital. In addition, the Company issued warrants to purchase 3,111 of the Company’s common stock. The Company has ascribed a value of $336 to the warrants, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%. During the three and twelve month periods ended December 31, 2006, the Company had amortized to interest expense approximately $70 of the loan discount. The balance due under the long-term debt, related party, is shown net of the remaining $266 unamortized discount on the accompanying consolidated balance sheet.

The note is due May 17, 2008, bears interest at the rate of 15% per annum payable quarterly in cash. The warrants issued in exchange for the $600 have a term of three years and an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the “2004 Purchase Agreement”) and a Registration Rights Agreement (the “2004 Registration Rights Agreement, each dated as of October 28, 2004). The Purchase Agreement did not require the Company to deliver registered shares upon exercise of the warrants. However, the Company was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The conversion right contained in the 2004 Purchase Agreement was analyzed under paragraphs 6 and 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to determine its proper classification in the Company’s balance sheet. The Company also reviewed the liquidated damages clauses contained in the 2004 Registration Rights Agreement that could potentially be payable if the registration statement was not declared effective within 120 days of the closing, with reference to SFAS 5. The Company determined that it was highly unlikely and not probable that the Company would incur liquidated damages. However, in light of EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company effectively has accounted for the Registration Rights Agreement and the financial instrument under View C contained in EITF 05-04. The Company would not have recorded a liability at the inception of the debt, or at subsequent reporting dates, or until the Registration Rights Agreement was declared effective or thereafter, as our assessment of the likelihood that the probability of actually paying the liquidated damages was zero. Therefore, the 2004 Purchase Agreement was recorded as a debt and equity transaction with no recorded asset or liability associated with the conversion feature or liquidated damages clause included in the 2004 Registration Rights Agreement.

The 2004 financing discussed above, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company under the 2004 Purchase Agreement were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance sheet at December 31, 2004. The remaining unamortized balance of the related deferred financing costs at December 31, 2006 and December 31, 2005 was $75 and $221, respectively. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company has used the proceeds of the financing for working capital.

Under the terms of the 2004 Purchase Agreement, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and twelve month periods ended December 31, 2006, the Company had amortized to interest expense approximately $93 and $591 respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $228 unamortized discount on the accompanying consolidated balance sheet. There were no note conversions during the three months ended December 31, 2006. During the twelve month period ended December 31, 2006, investors converted $460 of the notes in exchange for 996 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

The warrants issued under the 2004 Purchase Agreement expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

The Company believes it will be able to pay the remaining balance of the convertible debt through cash generated by operations and or conversion of the debt to equity by the Note holders. If the Company fails to generate enough revenues and operating profits to increase the value of its shares prompting conversion or generate enough cash to pay off the notes when due, the Company will need to seek additional financing. If the Company is unable to get additional financing when needed, it may be required to materially change its operations, which could adversely affect our results from operations and shareholder value.

Contractual Obligations

The Company had the following material commitments as of December 31, 2006:

	Payments due by period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Short-term debt (1)	$1,382	$1,382	$-	$-	$-	$-	$-
Long-term debt related party (2)	600	-	600	-	-	-	-
Operating lease commitments (3)	1,252	196	264	272	280	240	-
Total contractual cash obligations	$3,234	$1, 578	$864	$272	$280	$240	$-

1.
Short-term debt reported on the balance sheet is net of approximately $228 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.	Long-term debt reported on the balance sheet is net of approximately $266 in discounts representing the fair value of warrants issued to the investors.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

As of December 31, 2006, the Company leased facilities in the United States and China totaling approximately 10,100 square feet. The Company’s rental expense for the years ended December 31, 2006, 2005, and 2004, was approximately $299, $401, and $443, respectively. In December 2005 the Company extended its existing lease in Redwood Shores an additional 60 months. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year. The Company believes the leased offices in the United States and China will be adequate for the Company’s needs over the term of the lease.

As of December 31, 2006, the Company's principal source of liquidity was its cash and cash equivalents of $727. With the exception of 2004, in each year since the Company’s inception the Company has incurred losses. The Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales or if expenditures required to achieve the Company’s plans are greater than expected the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. As a result of this uncertainty, our auditors have expressed substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2006.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2006, 2005, and 2004 begin on page F-1 of this Annual Report on Form 10-K, and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal controls over its financial reporting.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its internal controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended. As of December 31, 2006, and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth certain information concerning the Directors:

Name	Age	Year First Elected or Appointed

Guido D. DiGregorio	68	1997
Louis P. Panetta (1), (2), (3), (4)	57	2000
C. B. Sung (1), (2), (3), (4)	81	1986
David E. Welch (1), (4)	60	2004

1.  Member of the Audit Committee (Chairman David E. Welch)
2.  Member of the Finance Committee (Chairman C. B. Sung)
3.  Member of the Compensation Committee (Chairman Louis P. Panetta)
4.  Member of the Nominating Committee (Chairman C. B. Sung)

The business experience of each of the directors for at least the past five years includes the following:

Guido D. DiGregorio was elected Chairman of the Board in February 2002, Chief Executive Officer in June 1999 and President & Chief Operating Officer November 1997. Mr. DiGregorio began his career with General Electric, from 1966 to 1986, where after successive promotions in product development, sales, strategic marketing and venture management assignments, he rose to the position of General Manager of an industrial automation business. Prior to joining CIC, Mr. DiGregorio was recruited as CEO of several companies to position those businesses for sustained sales and earnings growth. Those companies include Exide Electronics, Maxitron Corp., Proxim and Display Technologies Inc.

Louis P. Panetta was elected a director of the Company in October 2000. Mr. Panetta is currently the principal of Louis Panetta Consulting, a management consulting firm, and also teaches at the graduate school of business at California State University, Monterey Bay. He served as Vice President-Client Services for Valley Oak Systems from September 2003 to December 2003. From November 2001 to September 2003 Mr. Panetta was a member of the Board of Directors of Active Link. He was Vice President of Marketing and Investor Relations with Mobility Concepts, Inc. (a wireless Systems Integrator), a subsidiary of Active Link Communications from February 2001 to April 2003. He was President and Chief Operating Officer of PortableLife.com (eCommerce products provider) from September 1999 to October 2000 and President and Chief Executive Officer of Fujitsu Personal Systems (a computer manufacturer) from December 1992 to September 1999. From 1995 to 1999, Mr. Panetta served on the Board of Directors of Fujitsu Personal Systems. Mr. Panetta prior positions include Vice President-Sales for Novell, Inc. (the leading supplier of LAN network software) and Director-Product Marketing for Grid Systems (a leading supplier of Laptop & Pen Based Computers).

C.B. Sung was elected a director of the Company in 1986. Mr. Sung has been the Chairman and Chief Executive Officer of Unison Group, Inc. (a multi-national corporation involved in manufacturing, computer systems, international investment and trade) since 1986 and Unison Pacific Corporation since 1979. Unison Group manages investment funds specializing in China-related businesses and is a pioneer in investing in China. Mr. Sung’s background includes over twenty years in various US high tech operating assignments during which time he rose to the position of Corporate Vice President-Engineering & Development for the Bendix Corporation. Mr. Sung was recently acknowledged and honored for his contributions by his native China (PRC) with a documentary produced by China’s National TV focusing on his life and career as an entrepreneurial scholar, successful US hi tech executive and for his pioneering and continuing work in fostering capital investment and economic growth between the US and China. He has been a member of the Board of Directors of Capital Investment of Hawaii, Inc., since 1985, and serves on the Board of Directors of several private companies and non-profit organizations.

David E. Welch was elected a director in March 2004 and serves as the financial expert on the Audit Committee. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm, Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002. Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch is a member of the Board of Directors of Security With Advanced Technology, Inc. and AspenBio, Inc. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado.

EXECUTIVE OFFICERS

The following table sets forth the name and age of each executive officer of the Company, or named executive officers, and all positions and offices of the Company presently held by each of them.

Name	Age	Positions Currently Held

Guido D. DiGregorio	68	Chairman of the Board, Chief Executive Officer and President
Francis V. Dane	55	Chief Legal Officer, Secretary and Chief Financial Officer
Russel L. Davis	42	Chief Technology Officer & Vice President, Product Development
The business experience of each of the executive officers for at least the past five years includes the following:

Guido D. DiGregorio - see above under the heading “Directors and Executive Officers of the Company - Directors.”

Francis V. Dane was appointed the Company's Secretary in February of 2002, its Chief Financial Officer in October 2001, its Human Resources Executive in September 1998 and he assumed the position of Chief Legal Officer in December of 1997. From 1991 to 1997 he served as a Vice President and Secretary of the Company, and from 1988 to 1992 as its Chief Financial Officer and Treasurer. Since July of 2000, Mr. Dane has also been the Secretary and Treasurer of Genyous Biomed International Inc. (including its predecessors and affiliates) a company in the biopharmaceutical field focused on the development of medical products and services for the prevention, detection and treatment of chronic illnesses such as cancer. From October 2000 to April 2004, Mr. Dane served as a director of Perceptronix Medical, Inc. and SpectraVu Medical Inc., two companies focused on developing improved methods for the early detection of cancer. From October 2000 to June 2003 Mr. Dane was a director of CPC Cancer Prevention Centers Inc., a company focused on developing a comprehensive cancer prevention program based upon the detection of early stage, non-invasive cancer. Prior to this Mr. Dane spent over a decade with PricewaterhouseCoopers, his last position was that of Senior Manager, Entrepreneurial Services Division. Mr. Dane is a member of the State Bar of California and has earned a CPA certificate from the states of Connecticut and California.

Russel L. Davis rejoined the Company as Chief Product Officer in August of 2005 and now serves as its Chief Technology Officer and Vice President of Product Development. He served as CTO of SiVault Systems, from November of 2004 to August of 2005. Mr. Davis originally joined CIC in May of 1997 and was appointed Vice President of Product Development & Support in October of 1998. Prior to this, Mr. Davis served in a number of technical management roles including; Director of Service for Everex Systems, Inc., a Silicon Valley based PC manufacturer and member of the Formosa Plastics Group, managing regional field engineering operations for Centel Information Systems, which was acquired by Sprint. He also served in the United States Navy supervising shipboard Electronic Warfare operations.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The compensation committee’s philosophy is based upon the belief that the success of the Company requires the development of, and adherence to, an overall business strategy which achieves the objective of market leadership with the resultant financial results that maximize the Company’s value for the benefit of its shareholders.  The achievement of market leadership in the emerging businesses that CIC is addressing requires effective sales coverage of  target markets and accounts, developing and maintaining product differentiation consistent with achieving market share leadership within those target markets and  highly coordinated and motivated efforts of all employees working as a team to achieve results.  In essence, the major objective for the Company, and the underlying basis for its compensation philosophy, is based on achievement of sustained earnings growth, which, for an emerging business, requires achieving and maintaining market share leadership; and the added objective of achieving and maintaining that leadership position with minimum shareholder dilution.

The primary goals of the compensation committee of the board of directors with respect to its philosophy and executive compensation are to attract, motivate, reward and retain the most talented executives possible and to link annual and long-term compensation incentives to the achievement of the Company objectives and performance. To achieve these goals, the compensation committee and the board have implemented and intend to maintain compensation policies that link a substantial portion of executives’ overall compensation to key strategic, operational and financial goals such as capturing market share, revenue, timely product introductions,  technology validation, expense and cash control, preservation of and increases in stockholder value, and other non-financial goals that the board may from time to time deem important. The compensation committee and the board evaluate individual executive performance with a goal of setting compensation at levels the board believes, based on the general business and industry knowledge and experience of the directors, are comparable with executives in other companies of similar size and stage of development operating in the eCommerce and the eSignature software markets, while taking into account our relative performance and our own strategic goals.

The base salaries of the Company’s executive officers are established by the board of directors as part of an annual compensation review cycle, which includes determining the operating metrics and non-financial elements used to measure performance and progress. This review is based on our knowledge of how other, biometric/signature software companies and related emerging businesses measure their executive performance and on the key operating metrics that are critical in the effort to increase the value of the Company. The granting of stock options is also considered as part of this annual review process. In performing its review the board considers recommendations made by the Company’s Chief Executive Officer regarding other named executives.

Mr. DiGregorio, the Company’s Chief Executive Officer, President and Chairman currently has a salary of $285,000. As of January 2007, $85,000 is being deferred in order to ease cash constraints on the Company. This level of compensation falls within peer ranges according to information obtained from PayScale and SalarySource in December 2006. Mr. DiGregorio’s salary was brought to its current level in September of 2005, when it was increased from $250,000, representing the first increase in his salary since 2002 when he assumed the positions of Chairman and CEO in addition to his position as President. This consolidation of positions eliminated approximately $150,000 in annual salary expense that the previous Chairman had been receiving. However, this saving, although significant, was not the driving factor in determining Mr. DiGregorio’s salary. The September 2005 evaluation and the 2006 evaluation (during which Mr. DiGregorio declined any increase, again, in order to ease cash constraints) by the Compensation Committee reflects, Mr. DiGregorio’s leadership in the face of adversity, which has resulted in CIC being the recognized leader in the developing eSignature market, most recently recognized in an industry analyst report. by Frost and Sullivan in its North American Biometrics Markets - Investment Analysis and Growth Opportunities Report, 2005. This recognition was a follow-on to the 2003 Frost & Sullivan Growth Strategy Leadership Award which CIC received for demonstrating outstanding ability to expand despite difficult market conditions.

When Mr. DiGregorio joined the Company in late 1997 he initially implemented a strategy focused on natural input/text entry embeds on mobile computing devices and retail sales through our website, CIC.com. This strategy resulted in an increase in the per share price of CIC stock in 2000, from under $1.00 to nearly $13.00. However, by early 2001, handheld device shipments of both PDAs and touch screen enabled phones began a sharp decline, driven by the economic downturn, negatively impacted by the dot com bubble burst, a recession, and the geopolitical environment. In the face of this adversity, the Company rapidly refocused and identified eSignature as a viable growth opportunity and continues to focus on that developing market.

Whereas in established markets the CEO is typically evaluated, to a large extent, on his ability to deliver increasing profitability, the board believes that the better measure in a developing market is the achievement and maintenance of market and product leadership that positions the Company for significant increases in shareholder value as the market matures and enters take-off. As stated above, despite significant adverse market conditions, CIC is now the recognized leader in the developing eSignature market, including product leadership through three generations of products.

Mr. Dane’s current salary is $160,000. In December of 1997 Mr. Dane became the Company’s Chief Legal Officer. In October of 2001, upon the resignation of the Company’s then Chief Financial Officer (“CFO”), Mr. Dane assumed the position of Acting CFO at no additional salary. This consolidation of positions eliminated the former CFO’s salary of $125,000 and resulted in Mr. Dane’s salary being increased from $84,000 to $130,000 in July of 2002 when he accepted the position of CFO in addition to his position of Chief Legal Officer. Mr. Dane’s salary was increased to its current level in September of 2005. This increase was based upon the same factors taken into account in determining the CEO’s increase at that time, as discussed above.

Mr. Davis first joined the Company in May 1997 and has been continuously employed by the Company since that time except for the period from November 2004 through August 2005. In August of 2005 he rejoined the Company as its Chief Technology Officer at his current salary of $165,000. That salary is considered to be at a competitive level for the position of Chief Technology Officer and appropriate given Mr. Davis’ knowledge of the Company, his past contributions and expectations as to his future contributions.

All of the Company’s officers are evaluated under the same criteria as they relate to specific duties and functional responsibilities in achieving the overall Company objectives.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation.

The board of directors may, at its discretion, increase or decrease compensation. Any increase or decrease would be based upon the cash constraints and the factors discussed above.

There are no agreements with any executive officers entitling them to compensation upon termination, change in control or any other reason.

The Company does not have any guidelines or policies with respect to stock ownership by its management, except for its Insider Trading Policy..

The executive officers of the Company play no role in determining their own compensation, or the compensation of other named executive officers, except for recommendations that the Chief Executive Officer may from time to time make to the Compensation committee.

Elements of Compensation

Executive compensation consists of the following elements. The compensation committee and board determine the portion of compensation allocated to each element for each individual named executive officer:

Base Salary. Base salaries for the Company’s executives are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, the Company’s ability to replace the individual and other primarily judgmental factors deemed relevant by the board. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually by the compensation committee and the board, and adjusted from time to time pursuant to such review and or at other appropriate times, to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2007, this review will occur during the second quarter of 2007 as part of our annual performance review process.

Annual Bonus. The Company does not have an annual bonus plan and currently has no plans to implement one.

Long-Term Incentive Program. The Committee believes that the use of stock options as a means of compensation provides an incentive for executives and aligns their interests with those of the stockholders. All employees, officers and directors are eligible to receive stock options under the Company's1999 Stock Option Plan. Additionally from time to time the board grants non-qualified options outside of the 1999 Stock Option Plan, referred to as Individual Plans (the “Individual Plans”). The terms of grants under the Individual Plans are typically identical to grants made under the 1999 Stock Option Plan and the stock option agreements under the Individual Plans are typically in the same form as those used for options granted under the 1999 Stock Option Plan. The Company does not grant or issue restricted stock or other equity-based incentives.

The long-term, performance-based compensation of executive officers takes the form of option awards under the Company’s 1999 Stock Option Plan and under Individual Plans, which are designed to align a significant portion of the executive compensation program with long-term shareholder interests. The Compensation Committee believes that equity-based compensation ensures that the Company’s executive officers have a continuing stake in the long-term success of the Company. All options granted by the Company are granted with an exercise price equal to or above the market price of the Company’s Common Stock on the date of grant and, accordingly, will only have value if the Company’s stock price increases subsequent to the dates of grants and the options are vested and exercised by the respective officers. In granting options under the plans, the Compensation Committee generally takes into account each executive’s responsibilities and performance, relative position in the Company, past grants, and approximate grants to individuals in similar positions for companies of comparable size in comparable industries.

Other Compensation. The Company’s executive officers do not have employment agreements. As with other employees of the Company, executive officers are employed on an “at will” basis.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guido DiGregorio President & CEO	2006 2005 2004	285,000(1) 322,875(1) 250,334(1)	− − −	− − −	− 502,732 −	− − −	− − −	9,072 8,885 9,037	294,072 834,492 268,408
Frank Dane CLO & CFO	2006 2005 2004	160,000 146,643 138,125	− − −	− − −	− 42,567 39,390	− − −	− − −	− − −	160,000 189,210 177,515
Russel Davis CTO	2006 2005(3)	165,000 48,303	− −	− −	− 225,425	− −	− −	− −	166,179 273,728

(1)
Mr. DiGregorio's salary was increased in February 2002 to $250,000. In 2003 and 2004, Mr. DiGregorio voluntarily deferred approximately $70,000 in salary payments to ease cash flow requirements. Mr. DiGregorio was paid his deferred salary from 2003 and 2004 of approximately $70,000 and $70,000 in January 2004 and 2005, respectively. In September of 2005, Mr. DiGregorio’s salary was increased to $285,000. As of January 2007, $85,000 of his 2007 salary is being deferred in order to ease cash constraints on the Company.

(2)
On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to officers, employees and directors is calculated using the Black-Scholes option pricing model. Mr. DiGregorio has 1,950,000 options that are vested and exercisable within sixty days of December 31, 2006. Mr. Dane has 410,623 options that are vested and exercisable within sixty days of December 31, 2006. Mr. Davis has 500,000 options that are vested and exercisable within sixty days of December 31, 2006. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes(See footnote 6 in the Notes to Consolidated Financial Statements)

(3) Mr. Davis commenced his employment with the Company on August 31, 2005.

There are no employment agreements with any named executives, either written or oral. All employment is at will.

Grants of Plan Based Awards in 2006

The board of directors approves awards under the Company’s 1999 Stock Option Plan and awards that are outside of the 1999 Stock Option Plan (“Individual Plans’). There were no awards made to our named executive officers under our 1999 Stock Option Plan or otherwise during fiscal year 2006 as the boards review indicated that the number of options held by each named executive officer at that time were adequate to satisfy the long term goal underlying the granting of options in prior years.

The 1999 Option Plan is administered by the board of directors or a stock option committee of the board. The board or any such committee has the authority to determine the terms of the options granted, including the exercise price, number of shares subject to each option, vesting provisions, if any, and the form of consideration payable upon exercise. The exercise price of incentive options must not be less than the fair market value of the common stock valued at the date of grant and the exercise price for non-qualified options must be at least 85% of the fair market value of the common stock valued at the date of grant. The expiration date of options is determined by the board or committee, but options cannot expire later than ten years from the date of grant, and in the case of incentive options granted to stockholders owning at least 10% of the Company’s stock, cannot expire later than five years from the date of grant. Options have typically been granted with an expiration date seven years after the date of grant.

If an employee to whom an award has been granted under the 1999 Option Plan dies while providing services to the Company, retires from employment with the Company after attaining his retirement date, or terminates employment with the Company as a result of permanent and total disability, the restrictions then applicable to such award shall continue as if the employee had not terminated employment and such award shall thereafter be exercisable, in whole or in part by the person to whom it was granted (or by his duly appointed, qualified, and acting personal representative, his estate, or by a person who acquired the right to exercise such option by bequest or inheritance from the grantee), in the manner set forth in the award, at any time within the remaining term of such award. Options not vested at the time of death, retirement, termination or disability cease to vest. Except as provided in the preceding paragraph, generally if a person to whom an option has been granted under the 1999 Option Plan ceases to be an employee of the Company, such options vested at the date of termination shall continue to be exercisable to the same extent that it was exercisable on the last day on which such person was an employee for a period of 90 days thereafter, or for such longer period as may be determined by the Committee, whereupon such option shall terminate and shall not thereafter be exercisable.

The board has the authority to amend or terminate the 1999 Option Plan, provided that such action does not impair the rights of any optionee under any option previously granted under the 1999 Option Plan, without the consent of such optionee.

Incentive and non-qualified options under the 1999 Option Plan may be granted to employees, officers, and consultants of the Company. There are 4,000,000 shares of common stock authorized for issuance under the 1999 Option Plan. The options generally have a seven year life and vest quarterly over three years. As of December 31, 2006, options to acquire 3,629,000 shares of common stock were outstanding under the 1999 Option Plan and options to acquire 2,801,000 shares of common stock were exercisable with a weighted average exercise price of $0.75 per share. At December 31, 2006, there were 190,000 shares available for future grants under the 1999 Option Plan.

The Company has issued non-plan options to its employees and directors pursuant to Individual Plans.

As of December 31, 2006, options to acquire 2,264,000 shares under such Individual Plans were outstanding and exercisable with a weighted average exercise price of $0.73 per share.

Outstanding Equity Awards at Fiscal 2006 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (4)	Option Expiration Date (5)
Guido DiGregorio, President & CEO (1)	250,000 425,000 1,275,000	− − −	$ 0.79 $ 0.39 $ 0.75	2009 2012 2012
Frank Dane, CLO & CFO (2)	100,000 100,000 66,680 35,985 107,958	− − 33,320 − −	$ 0.79 $ 0.33 $ 0.55 $ 0.39 $ 0.75	2009 2010 2011 2012 2012
Russel Davis, CIO (3)	125,000 375,000	− −	$ 0.57 $ 0.75	2012 2012

(1) Mr. DiGregorio options vest as follows: 250,000 options vested prorata quarterly over three years; 425,000 options vested on the date of grant; and 1,275,000 options vested on the date of grant.

(2) Mr. Danes options vest as follows: 100,000 options vested prorata quarterly over three years; 100,000 options vested prorata quarterly over three years; 100,000 options vest prorata quarterly over three years; 35,985 options vested on the date of grant; and 107,958 options vested on the date of grant.

(3) Mr. Davis’s options vest as follows: 125,000 options vested on the date of grant; and 375,000 options vested on the date of grant.

(4) Mr. DiGregorio holds options to acquire 250,000 shares granted under the 1999 Option Plan and options to acquire 1,700,000 shares under Individual Plans. Mr. Dane holds 300,000 options to acquire shares granted under the 1999 Option Plan and options to acquire 143,943 shares granted under Individual Plans. Mr. Davis holds options to acquire 500,000 shares granted under the 1999 Option Plan

(5) All options granted will expire seven years from the date of grant, subject to continuous employment with the Company.

Option Exercises and Stock Vested

In 2006, no stock options were exercised and 25,000 options to purchase stock granted to Mr. Dane vested during the period. The Company does not grant or issue restricted stock or other equity-based incentives.

Pension Benefits

None of the Company’s named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by the Company.

Nonqualified Deferred Compensation

None of the named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by the Company, except the Chief Executive Officer who, as stated above, began deferring a portion of his salary in January of 2007 in order to ease cash constraints on the Company. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Potential Payments Upon Termination or Change in Control

There are no agreements with any named executive officers entitling them to compensation upon termination, change in control or any other reason.

Director Compensation

For their services as directors of the Company, all non-employee directors receive a fee of $1,000 for each board of directors meeting attended and all directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending such meetings. First time directors receive options to acquire 50,000 shares of the Company’s common stock upon joining the board and options to acquire 25,000 shares each time they are elected to the board thereafter. The exercise price of all options granted to directors are equal to the market closing price on the date of grant, vest immediately and have a seven year life. In June 2006, Louis Panetta, C. B. Sung and David Welch were each granted immediately exercisable non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.40 per share (the then current market price of the Company’s stock), which options expire on June 27, 2013.

The following table sets forth a summary of the compensation paid to our directors during 2006.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Louis P. Panetta (1)	$ 3,000	$ −	$ 7,072	$ −	$ −	$ −	$ 10,072
C. B. Sung (2)	$ 2,000	$ −	$ 7,072	$ −	$ −	$ −	$ 9,072
David E. Welch(3)	$ 3,000	$ −	$ 7,072	$ −	$ −	$ −	$ 10,072

1. Mr. Panetta holds options to acquire 228,125 shares of stock at December 31, 2006, all of which were vested.
2. Mr. Sung holds options to acquire 226,190 shares of stock at December 31, 2006, all of which were vested.
3. Mr. Welch holds options to acquire 125,000 shares of stock at December 31, 2006, all of which were vested.

Employee Benefit Plans

The Company’s employees, including its executive officers, are entitled to various employee benefits. These benefits include medical and dental care plans, flexible spending accounts for healthcare; life and accidental death and dismemberment, long -term disability insurance, and a 401(k) plan.

401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees, including the named executives, meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

Indemnification of Officers and Directors

The Company’s certificate of incorporation and bylaws allow it to indemnify its officers and directors to the fullest extent permitted by the Delaware General Corporation Law. It also contains provisions that provide for the indemnification of directors of the Company for third party actions and actions by or in the right of the Company that mirror Section 145 of the Delaware General Corporation Law.

In addition, the Company’s certificate of incorporation states that it shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer or employee of the Company. We currently have and intend to maintain director and officer liability insurance, if available on reasonable terms.

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

	Common Stock
Name of Beneficial Owner	Number of Shares	Percent of Class
Guido DiGregorio (1)	2,073,900	1.93%
C. B. Sung (2)	1,797,610	1.67%
Louis P. Panetta (3)	228,125	*
David E. Welch, (4)	125,000	*
Francis V. Dane (5)	419,165	*
Russel L. Davis (6)	500,000	*
All directors and executive officers as a group (6 persons)	5,143,800	4.78%
5% Shareholder
Michael W. Engmann (7)	8,033,877	7.46%
___________
*	Less than 1%.

(1)
Represents (a) 123,900 shares held by Mr. DiGregorio and (b) 1,950,000 shares, issuable upon the exercise of stock options exercisable within 60 days hereof. The business address of Mr. DiGregorio is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065.

(2)
Includes (a) 1,568,051 shares held by the Sung Family Trust, of which Mr. Sung is a trustee, (b) 3,369 shares held by the Sung-Kwok Foundation, of which Mr. Sung is the Chairman, and (c) 226,190 shares of common stock issuable upon the exercise of stock options, exercisable within 60 days hereof. Mr. Sung may be deemed to beneficially own the shares held by the Sung Family Trust and the Sung-Kwok Foundation. The business address of Mr. Sung is, UNISON Group, 1001 Bayhill Dr., 2nd Floor, San Bruno, California 94066. See “Certain Relationships and Related Transactions.”

(3)
Represents 228,125 shares issuable upon the exercise of options exercisable within 60 days hereof. Mr. Panetta’s business address is 827 Via Mirada, Monterey, California 93940. See “Certain Relationships and Related Transactions.”

(4)
Represents 125,000 shares issuable upon the exercise of stock options exercisable within 60 days hereof. The business address of Mr. Welch is 1729 East Otero Avenue, Littleton, CO 80122. See “Certain Relationships and Related Transactions.”

(5)
Represents (a) 212 shares held by Mr. Dane and (b) 418,953 shares issuable upon the exercise of stock options exercisable within 60 days hereof. The business address of Mr. Dane is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065.

(6)	Represents 500,000 shares issuable upon the exercise of stock options within 60 days hereof. The business address of Mr. Davis is 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065.

(7)
Represents 8,033,877 shares beneficially owned by Mr. Engmann, of which 3,360,311 are held by MDNH Partners, L.P. of which Mr. Engmann is a partner. Such shares were reported on Schedule 13G dated December 31, 2006.  In addition, Mr. Engmann was issued warrants to purchase 2,333,250 shares of the Company’s common stock at $0.51 per share. Such warrants were issued in connection with a note in the amount of $600,000 (See note 5 to the Consolidated Financial Statements). The warrants first become exercisable on June 30, 2007.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2006 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

Item 13. Certain Relationships and Related Transactions

Michael W. Engmann is an approximate 7% shareholder in the Company. In August 2006, the Company entered into a Note and Warrant Purchase Agreement and a Registration Rights Agreement, each dated as of August 10, 2006. The Company secured the right to borrow up to six hundred thousand dollars ($600,000). In November the Company borrowed the full amount of $600,000, of which $450,000 pertains to Mr. Engmann and the remaining $150,000 to an unrelated third party. The Company issued warrants to purchase 3,111,000 of the Company’s common stock related to the Note and Warrant Purchase Agreement. The note is due May 17, 2008 and bears interest at the rate of 15% per annum payable quarterly in cash. The warrants will have a term of three years and an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock. The Company paid approximately $11,000 in interest as of December 31, 2006 related to the Note.

Item 14. Principal Accounting Fees and Services

On September 6, 2006, the Company’s Audit Committee terminated the Company’s relationship with its former principal accountant, Stonefield Josephson, Inc. (“Stonefield”) of San Francisco, California and engaged GHP Horwath, P.C. (“GHP”) of Denver, Colorado, as its principal accountants.

During the fiscal year ended December 31, 2005 and the subsequent interim periods until the change, there were no disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield, would have caused Stonefield to make reference in connection with its report to the subject matter of the disagreement, and Stonefield has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Stonefield's report as of and for the year ended December 31, 2005, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles,except that, Stonefield's report contained an explanitory paragraph that raised substantial doubt about the Company's ability to continue as a going concern.

During the year ended December 31, 2005, and through September 6, 2006, the Company did not consult with GHP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The aggregate fees billed for professional services by Stonefield Josephson, Inc. in 2006 were approximately $217,000 and in 2005 were $183,000 for the following services:

Audit Fees: Stonefield Josephson, Inc.’s fees in connection with its quarterly reviews and the year end audit for 2005 were approximately $169,000 in 2006, which represented approximately 63% of the aggregate fees billed by Stonefield Josephson, Inc. in 2006.

Audit-Related Fees. Stonefield Josephson, Inc. did not bill the Company for any assurance and related work in fiscal year 2006.

Tax fees: Fees in connection with the 2005 federal and state tax returns were approximately $7,000 or 2% of the aggregate fees paid 2006 for professional services by Stonefield Josephson, Inc.

Financial Information Systems Design and Implementation Fees: There were no fees incurred in fiscal year 2006 for financial information systems design and implementation services.

All other Fees:  Fees for all other services provided totaled approximately $23,000 or 11% of the aggregate fees billed by Stonefield Josephson, Inc. in 2006 and related primarily to review of the Company’s Form S-8 and other SEC related maters.

The aggregate fees that are expected to be billed for professional services by GHP Horwath P.C. are approximately $109,000. GHP Horwath, P.C.’s fees will be in connection with the Company’s 2006 year end audit, the 2006 quarterly reviews and the 2006 tax returns. The audit fees are expected to be $102,000 and the tax fees are expected to be $7,000.

Pre-Approval Policies. It is the policy of the Company not to enter into any agreement with its auditors to provide any non-audit services unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to the auditors during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit are approved by the Audit Committee or by one or more members of the Audit Committee who are members of the board of directors to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee will not approve any agreement in advance for non-audit services unless (x) the procedures and policies are detailed in advance as to such services, (y) the Audit Committee is informed of such services prior to commencement and (z) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Securities Exchange Act of 1934, as amended.

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of Stonefield Josephson, Inc. or GHP Horwath, P. C. and has concluded that Stonefield Josephson, Inc. is independent under applicable SEC and Nasdaq rules and regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(b) Reports on Form 8-K

1.
Current Report on Form 8-K/A, Item 4.01 dated September 12, 2006, with respect to the termination of Stonefield Josephson, Inc. as the Company’s principal accountants and the engagement of GHP Horwath P.C. as it principal accountants.

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

4.10	1999 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement filed on May 4, 1999 and approved by shareholders on June 7, 1999. .
4.11	Form of Convertible Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 3, 2004.
4.12	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated November 3, 2004.
4.13	Form of Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K dated August 12, 2006.
4.14	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K dated August 12, 2006.
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

Exhibit Number	Document
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
10.23
Equity Line of Credit Agreement between the Company and Cornell Capital Partners, LP, incorporated by reference to the Company’s Registration Statement on Form S1 dated February 13, 2003 (File No. 333-103157)

10.24
Form of Note and Warrant Purchase Agreement dated October 28, 2004, among Communication Intelligence Corporation and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated November 3, 2004.

10.25
Form of Registration Rights Agreement dated October 28, 2004, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated November 3, 2004.

10.26
Form of Note and Warrant Purchase Agreement dated August 10, 2006, among Communication Intelligence Corporation and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K dated August 12, 2006.

10.27
Form of Registration Rights Agreement dated August 10, 2006, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K dated August 12, 2006.

Xx 10.28
Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd. filed as Exhibit 10.26 of the Company’s Form 10-K/A (file no. 0-19301) filed with the Commission on September 15, 2005.

Exhibit Number	Document
Xx 10.29	License agreement dated June 2, 2005 between the Company and SnapOn Credit LLC. filed as Exhibit 10.27 of the Company’s Form 10-K/A (file no. 0-19301) filed with the Commission on September 15, 2005.
10.30	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8-K dated September 21, 2005.
10.31	Amendment to employment agreement with Frank V. Dane, incorporated herein by reference to the Company's Form 8-K dated September 21, 2005.
10.32
Form of stock option agreement dated August 31, 2005 with Russel L. Davis - incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A (file no. 0-19301) filed with the Commission on September 15, 2006.

10.33
Form of stock option agreement dated December 19, 2005 with Guido DiGregorio - incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A (file no. 0-19301) filed with the Commission on September 15, 2006.

10.34
Form of stock option agreement dated August 31, 2005 with Francis V. Dane - incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A (file no. 0-19301) filed with the Commission on September 15, 2006.

10.35
Form of stock option agreement dated August 31, 2005 with C. B. Sung - incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A (file no. 0-19301) filed with the Commission on September 15, 2006.

14.00	Code of Ethics -Incorporated by reference to the registrant’s Annual Report on Form 10-K (file no. 0-19301) filed with the Commission on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.1	Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm.
*23.2	Consent of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 22, 2007.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 22, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Communication Intelligence Corporation

We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for the year ended December 31, 2006, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/S/ GHP Horwath, P.C.
Denver, Colorado
March 22, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California

We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows and financial statement schedule for each of the two years in the period ended December 31, 2005, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant recurring operating losses and accumulated deficit raise substantial doubts about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ STONEFIELD JOSEPHSON, INC.
San Francisco, California
February 17, 2006

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$727		$2,849
Accounts receivable, net of allowances of $397 and $387 at December 31, 2006 and 2005, respectively	487		483
Prepaid expenses and other current assets	105		168
Deferred financing costs - current portion	−		121

Total current assets	1,319		3,621
Property and equipment, net	140		147
Patents	3,906		4,285
Capitalized software development costs	656		283
Deferred financing costs (Note 3)	75		100
Other assets	30		30

Total assets	$6,126		$8,466
Liabilities and Stockholders' Equity
Current liabilities:
Convertible notes, net of unamortized fair value assigned to beneficial conversion feature and warrants of $228 at December 31, 2006 (Note 3)	$1,154	$	−
Accounts payable	72		288
Accrued compensation	236		235
Other accrued liabilities	269		283
Deferred revenue	404		557

Total current liabilities	2,135		1,363

Long-term debt - related party, net of unamortized fair value assigned to warrants of $266 at December 31, 2006 (Note 4)	334		−

Convertible notes, net of unamortized fair value assigned to beneficial conversion feature and warrants of $674 at December 31, 2005 (Note 3)	−		1,169
Minority interest	73		78
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 0 outstanding at December 31, 2006 and 2005, respectively	-		-
Common stock, $.01 par value; 125,000 shares authorized; 107,557 and 106,542 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,076		1,065
Additional paid-in capital	90,497		89,517
Accumulated deficit	(87,861)		(84,575)
Accumulated other comprehensive loss	(128)		(151)
Total stockholders' equity	3,584		5,856

Total liabilities and stockholders' equity	$6,126		$8,466

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004

Revenues:
Product	$1,427	$2,067	$6,315
Maintenance	915	1,054	969
	2,342	3,121	7,284
Operating costs and expenses:
Cost of sales:
Product	101	105	53
Maintenance	149	43	-
Research and development	817	1,144	1,187
Sales and marketing	1,658	1,240	1,306
General and administrative	2,174	2,173	2,483

	4,899	4,705	5,029

(Loss) income from operations	(2,557)	(1,584)	2,255

Interest income and other income, net	43	17	47
Interest expense:
Related party (Note 4)	(11)	-	-
Other (Note 3)	(105)	(208)	(514)
Amortization of loan discount and deferred financing cost:
Related party (Note 4)	(70)	-	-
Other (Note 3)	(591)	(2,275)	(187)
Minority interest	5	19	19

Net (loss) income	$(3,286)	$(4,031)	$1,620

Basic and diluted (loss) income per share	$(0.03)	$(0.04)	$0.02

Basic weighted average shares	107,374	104,189	100,909

Diluted weighted average shares	107,374	104,189	107,572

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2003	100,102	$1,001	$83,528	$(82,164)	$(178)	$2,187
Sale of shares of Common Stock through Cornell Capital net of expenses	1,133	11	680			691
Exercise of options for shares of common stock	177	2	51			53
Fair value of warrants issued to the agent in connection with convertible notes			421			421
Fair value of warrants issued to the investors in connection with convertible notes			982			982
Fair value of beneficial conversion feature associated with the convertible notes			1,569			1,569
Comprehensive income: Net income				1,620		1,620
Foreign currency translation adjustment					8	8
Total comprehensive income						1,628
Balances as of December 31, 2004	101,412	1,014	87,231	(80,544)	(170)	7,531
Shares of Common Stock issued on conversion of long-term notes	5,092	51	2,271			2,322
Shares issued for services	24		10			10
Shares issued on exercise of stock options	14		5			5
Comprehensive (loss): Net loss				(4,031)		(4,031)
Foreign currency translation adjustment					19	19
Total comprehensive loss						(4,012)
Balances as of December 31, 2005	106,542	1,065	89,517	(84,575)	(151)	5,856
Shares of Common Stock issued on conversion of long-term notes	996	11	449			460
Shares issued for services	19		6			6
Stock based employee compensation			189			189
Fair value of warrants issued to the investors in connection with long -term debt, related party			336			336
Comprehensive (loss): Net loss				(3,286)		(3,286)
Foreign currency translation adjustment					23	23
Total comprehensive loss						(3,263)
Balances as of December 31, 2006	107,557	$1,076	$90,497	$(87,861)	$(128)	$3,584

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(3,286)	$(4,031)	$1,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	623	466	425
Amortization of convertible note discount	445	1,706	142
Amortization of warrant costs on long-term debt - related party	70	-	-
Deferred financing costs	146	553	-
Loss on disposal of property and equipment	-	43	8
Provision for doubtful accounts	-	4	148
Stock issued for services	6	10	-
Stock based employee compensation	189	-	-
Minority interest	(5)	-	-
Changes in operating assets and liabilities
Accounts receivable	(4)	(131)	238
Inventories	-	-	47
Prepaid expenses and other current assets	63	(63)	(12)
Accounts payable	(218)	47	(2)
Accrued compensation	1	(23)	(1)
Other accrued liabilities	(18)	(108)	(85)
Deferred revenue	(153)	99	293

Net cash provided by (used in) operating activities	(2,141)	(1,428)	2,821

Cash flows from investing activities:
Acquisition of property and equipment	(93)	(107)	(37)
Capitalization of software development costs	(510)	(299)	(45)

Net cash used in investing activities	(603)	(406)	(82)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	-	-	36
Proceeds from issuance of long-term debt - related party	600	-	-
Proceeds from issuance of convertible notes, net	-	-	3,885
Principal payments on short-term debt	-	(36)	(3,008)
Principal payments on long-term debt - related party	-	(13)	-
Principal payments on capital lease obligations	(8)	(9)	(8)
Proceeds from exercise of stock options	-	5	53
Net cash provided by (used in) financing activities	592	(53)	958
Effect of exchange rate changes on cash	30	-	-
Net increase (decrease) in cash and cash equivalents	(2,122)	(1,887)	3,697
Cash and cash equivalents at beginning of year	2,849	4,736	1,039

Cash and cash equivalents at end of year	$727	$2,849	$4,736

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31,
	2006	2005	2004
Interest paid	$109	$237	$509
Schedule of non-cash transactions:
Fair value of warrants issued to the investors in connection with long -term debt, related party	$336	-	$-
Non-cash compensation	$-	$-	$70
Common stock issued upon the conversion of short-term debt, net	$-	$-	$691
Common stock issued upon the conversion of long-term debt, net	$460	$2,322	$-
Deferred financing costs associated with convertible notes	$-	$-	$714
Loan discount associated with convertible notes net of amortization	$-	$-	$2,409
Issuance of common stock for services	$6	$10	$-

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company:

Communication Intelligence Corporation and its joint venture (the "Company" or "CIC") develops and markets natural input and biometric electronic signature solutions aimed at the emerging markets such as, e-commerce, wireless internet/information devices, and corporate security. These markets include all areas of personal computing, as well as electronic commerce and communications.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies. CIC's transaction and communication enabling technologies provide a means for protecting electronic transactions and documents. CIC has developed products for dynamic signature verification, electronic signatures and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device through the use of an electronic pen or “stylus”. Such products include the Company's SignatureOne™, Sign-it®, and iSign®, biometric and electronic signature products, and multi-lingual Jot® handwriting recognition system.

The Company’s 90% owned joint venture, Communication Intelligence Computer Corporation, in China (the "Joint Venture"), has licensed eCom Asia Pacific Pty Ltd (“eCom”) as its master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China.

Going concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2006, the Company’s accumulated deficit was approximately $88,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

In November 2004, the Company consummated a financing in the form of convertible notes aggregating $3,885, net of expenses (See Note 4). The remaining outstanding debt from the November 2004 financing of $1,382 comes due in October 2007. In November 2006 the Company consummated a financing in the form of a note aggregating $600 (See Note 5). However, there can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of consolidation:

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, and include the accounts of Communication Intelligence Corporation and its 90% owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated. All amounts shown in the accompanying consolidated financial statements are in thousands of dollars except per share amounts.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Segments

The Company reports its financial results in one segment. Prior to 2006, the Company reported in two segments. Due to the immateriality of the system integration segment the Company reclassified the operations into one segment.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt and long-term debt approximate fair value due to their relatively short maturities. The fair value of the long-term debt - related party is not practicable to estimate, due to the related party nature of the underlying transaction.

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2006	2005

Cash in bank	$533	$213
Money market funds	194	2,636
Cash and cash equivalents	$727	$2,849

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity, and mitigate risk of loss as to principal. At December 31, 2006, the Joint Venture had approximately $14 in cash accounts held by a financial institution in the People's Republic of China.

To date, accounts receivable have been derived principally from revenues earned from end users, manufacturers, retailers and distributors of computer products in North America and the Pacific Rim. The Company performs periodic credit evaluations of its customers, and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company’s historical experience, the Company’s estimates of recoverability of amounts due could be affected and the Company will adjust the allowance accordingly (See Schedule II).

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Deferred financing costs:

Deferred financing costs are stated at fair value and include costs paid in cash, such as professional fees and commissions, and warrant costs. The fair value ascribed to the warrants issued in 2004 was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0% (See Note 4). The costs are amortized to interest expense over the life of the convertible notes or upon earlier conversion using the effective interest method. The costs amortized to interest expense amounted to $146, $568, and $46 for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense for the year ending December 31, 2007 will be $75.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation expense was $100, $40, and $31 for the years ended December 31, 2006, 2005 and 2004, respectively. The Chinese Joint Venture disposed of certain assets at cost of $119 and $34 in 2005 and 2004, respectively.

Property and equipment, net at December 31, consists of the following:
	2006	2005
Machinery and equipment	$1,216	$1,198
Office furniture and fixtures	483	459
Leasehold improvements	90	84
Purchased software	315	270

	2,104	2,011
Less accumulated depreciation and amortization	(1,964)	(1,864)

	$140	$147

Included in property and equipment, as of December 31, 2006 and 2005, are $82 and $82, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $77 and $69 at December 31, 2006 and 2005, respectively.

Patents:

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

Patents (continued):

•
Patent number 6091835 involves all of the foregoing and the recording of the electronic execution of a document regardless of whether execution occurs through a handwritten signature, voice pattern, fingerprint or other identifiable means.

•
Patent numbers 5933514, 6212295, 6381344, and 6487310 involve methods and processes related to handwriting recognition developed by the Company over the years. Legal fees associated with these patents were immaterial and expensed as the fees were incurred.

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2006	2005
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(2,839)	(2,460)

			$3,906	$4,285

Patents are stated at cost less accumulated amortization that, in management’s opinion does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $379, $378, and $379 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense is estimated to be $379 for each of the five years through December 31, 2011. The estimated remaining weighted average useful lives of the patents are 10 years. The patents identified, as "various" are technically narrow or dated patents that the Company believes the expiration of which will not be material to its operations. At December 31, 2006, the net carrying value of those patents is $9.

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

Patents (continued):

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

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the three years ended December 31, 2006.

Software development costs:

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The annual amortization is the greater of (a) the straight-line amortization over the estimated useful life not to exceed three years or (b) the amount based on the ratio of current revenues to anticipated future revenues. The Company performs periodic impairment reviews to ensure that unamortized deferred development costs remain recoverable from the projected future net cash flows that they are expected to generate.

The capitalized costs are amortized to cost of sales. At December 31, 2006 and 2005 the Company had capitalized approximately $510 and $299 of software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2006, 2005 and 2004 was $149, $39, and $13, respectively.

Other current liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known but some amounts must be estimated such as deposits, taxes, rents and services. The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2006	2005
Accrued professional services	$125	$104
Refundable deposits	48	115
Other	96	64
Total	$269	$283

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other current liabilities (continued):

Material commitments:

The Company had the following commitments at December 31, 2006:

	Payments due by period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Short-term debt (1)	$1,382	$1,382	$-	$-	$-	$-	$-
Long-term debt related party (2)	600	-	600	-	-	-	-
Operating lease commitments (3)	1,252	196	264	272	280	240	-
Total contractual cash obligations	$3,234	$1,578	$864	$272	$280	$240	$-

1.
Short-term debt reported on the balance sheet is net of approximately $228 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.	Long-term debt - related party reported on the balance sheet, is net of approximately $266 in discounts representing the fair value of warrants issued to the investor.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended an additional 60 months. The base rent cash payments will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

Stock-based compensation:

The Company has one stock option plan, the 1999 Option Plan, and also grants options to employees, directors and consultants outside of the 1999 Option Plan pursuant to Individual Plans.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to reflect the impact of SFAS No. 123(R).

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Stock-based compensation (continued):

Prior to the Company adopting SFAS 123 (R), the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees”: ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed an the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company had previously adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Through December 31, 2005, the Company had applied APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense had been recognized for options granted to employees at fair market value.

Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net income (loss) available to common stockholders and basic and diluted net income (loss) per share available to stockholders would have been as follows for the year ended December 31:
	2005	2004
Net income (loss) as reported	$(4,031)	$1,620
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,298)	(248)
Pro forma net income (loss)	$(5,329)	$1,372
Basic and diluted net income (loss) per share available to stockholders:
As reported	$(0.04)	$0.02
Pro forma	$(0.05)	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable periods: risk-free interest rate of 4.34% for 2005, and 3.65% for 2004, an expected life of 6.84 years for 2005, 5.61 years for 2004, expected volatility of 94.1% for 2005, and 51.6% for 2004, and a dividend yield of 0% for both periods.

These plans and related compensation expense prescribed by SFAS 123(R) are more fully described in Note 6 of the Notes to Consolidated Financial Statements.

Revenue recognition:

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

Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post contract support. Revenue from software license agreements is 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Revenue recognition (continued):

recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed, and the Company has delivered its product according to specifications.

Maintenance revenue is recorded for post contract support and upgrades or enhancements, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period whichever is longer. For undelivered elements where objective and reliable evidence of fair value does not exist, revenue is deferred and subsequently recognized when delivery has occurred and when fair value has been determined.

For the years ended December 31, 2006, 2005, and 2004, the Company’s sales in the United States as a percentage of total sales were 81%, 85%, and 99%, respectively. For the years ended December 31, 2006, 2005, and 2004, the Company’s export sales as a percentage of total revenues were approximately 19%, 15%, and 1%, respectively. Foreign sales are based on the countries to which the Company’s products are shipped.

Major customers:

For the year ended December 31, 2006, one customer, PalmSource, Inc., accounted for 27% of total revenues in 2006. Two customers accounted for 41% of total revenues in 2005. Snap-On Credit Corporation accounted for 16% and PalmSource, Inc. accounted for 25%, respectively. Two customers accounted for 74% of total revenue in 2004. State Farm Insurance Company accounted for 46% and Wells Fargo Bank NA accounted for 28%.

Four customers accounted for 69% of accounts receivable at December 31, 2006. Prudential Insurance Co. of America accounted for 11%, eCom Asia Pacific Pty. Ltd. accounted for 14%, IA Systems Pty. Ltd. accounted for 17% and PalmSource, Inc. accounted for 27%. Three customers accounted for 74% of accounts receivable at December 31, 2005. Seaton Health Corp. accounted for 11%, Sony Ericsson Mobile Comm AB accounted for 21%, and PalmSource, Inc. accounted for 42%.

Research and development:

Research and development costs are charged to expense as incurred.

Advertising:

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006 was $177. Advertising expense for the years ended December 31, 2005 and 2004 was $0 for each year.

Net (loss) income per share:

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

For the year ended December 31, 2006, 5,893 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 7,961 shares issuable upon exercise of the warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net (loss) income per share (continued):

For the year ended December 31, 2005, 8,190 shares of common stock subject to outstanding options, 3,989 shares issuable upon the conversion of the convertible notes and 4,850 shares issuable upon exercise of the warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

For the year ended December 31, 2004, 3,902 potential equivalent shares were excluded from the calculation of dilutive earnings per share due to the exercise price of such options was greater than the average market price of the Company’s common stock. At December 31, 2004, there were in-the money warrants outstanding for the purchase of 4,850 share of common stock included in the calculation of diluted income (loss) per share.

For the Year Ended December 31,
	2006			2005			2004
	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount	Net Income	Weighted Average Shares Outstanding	Per-Share Amount	Net Loss	Weighted Average Shares Outstanding	Per-Share Amount
Basic income (loss):
Income (loss) available to stockholders	$(3,286)	107,374	$(0.03)	$(4,031)	104,189	$(0.04)	$1,620	100,909	$ 0.02

Effect of dilutive securities:
Stock options	-	-	-		-	-		1,813	-
Warrants	-	-	-		-	-		4,850	-
Diluted income (loss)	$(3,286)	107,374	$(0.03)	$(4,031)	104,189	$(0.04)	$1,620	107,572	$ 0.02

Foreign currency translation:

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

Net foreign currency transaction gains and losses are included in "Interest income and other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency transaction gains in 2006, 2005 and 2004 were insignificant.

Comprehensive income:

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

Income taxes:

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

Recent pronouncements:

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit.

The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Reclassifications:

Certain amounts reported in the 2004 and 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. Revenues have been reclassified into two headings: product revenue and maintenance revenue.

2. Chinese Joint Venture:

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

Revenues from the Joint Venture were $153, $230 and $157 for the years ended December 31, 2006, 2005 and 2004, respectively. Long lived assets were $8 and $16 as of December 31, 2006, and 2005, respectively.

3. Convertible notes:

In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the “2004 Purchase Agreement”) and a Registration Rights Agreement (the “2004 Registration Rights Agreement, each dated as of October 28, 2004). The 2004 Purchase Agreement did not require the Company to deliver registered shares upon exercise of the warrants. However the Company was required to file a registration statement providing for the resale of the shares that are issuable upon the conversion of the notes and the exercise of the warrants. The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The conversion right contained in the 2004 Purchase Agreement was analyzed under paragraphs 6 and 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to determine its proper classification in the Company’s balance sheet. The Company also reviewed the liquidated damages clauses contained in the 2004 Registration Rights Agreement that could potentially be payable if the registration statement was not declared effective within 120 days of the closing, with reference to SFAS 5. The Company determined that it was highly unlikely and not probable that the Company would incur liquidated damages. However, in light of EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company effectively has accounted for the 2004 Registration Rights Agreement and the financial instrument under View C contained in EITF 05-04. The Company would not have recorded a liability at the inception of the debt, or at subsequent reporting dates, or until the registration statement was declared effective or thereafter, as our assessment of the likelihood that the probability of actually paying the liquidated damages was zero. Therefore, the 2004 Purchase Agreement was recorded as a debt and equity transaction with no recorded asset or liability associated with the conversion feature or liquidated damages clause included in the 2004 Registration Rights Agreement.

The financing discussed above, a combination of debt and equity, closed November 2, 2004. The proceeds to the Company were approximately $3,885, net of $310 in commissions and legal expenses. H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent. As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, mentioned above, were paid in cash. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company has ascribed the value of $421 to the Wainwright warrants, which is recorded as deferred financing costs in the balance

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

3. Convertible notes (continued):

sheet at December 31, 2004. The remaining unamortized balance of the related deferred financing costs at December 31, 2006 and December 31, 2005 was $75 and $221, respectively. The fair value ascribed to the Wainwright warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. The Company has used the proceeds of the financing for working capital.

Under the terms of the financing, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share. The notes accrue interest at the rate of 7% per annum, payable semi-annually, and are convertible into shares of the Company’s common stock at the rate of $0.462 per share. The Company has ascribed a value of $982 to the investor warrants, which is recorded as a discount to notes payable in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%. In addition to the fair value ascribed to the warrants, the Company has ascribed $1,569 to the beneficial conversion feature in the convertible notes, which is recorded as a discount to notes payable in the balance sheet. The values ascribed to the warrants and beneficial conversion feature follow the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The fair value of the warrants and beneficial conversion feature is amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method. During the three and twelve month periods ended December 31, 2006, the Company had amortized to interest expense approximately $93 and $591, respectively, of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $228 unamortized discount on the accompanying consolidated balance sheet. There were no note conversions during the three months ended December 31, 2006. During the year ended December 31, 2006, investors converted $460 of the notes in exchange for 996 shares of the Company’s common stock. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest amount will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

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

Interest expense related to convertible debt for the years ended December 31, 2006, 2005 and 2004 was $694, $2,478 and $238, respectively. Amortization of debt discount and deferred financing costs included in interest expense for the years ended December 31, 2006, 2005 and 2004 was $591, $2,275 and $187, respectively.

4. Long-term debt - related party:

In August 2006, the Company entered into a Note and Warrant Purchase Agreement (the “2006 Purchase Agreement”) and a Registration Rights Agreement (the “2006 Registration Rights Agreement”), each dated as of August 10, 2006. The Company secured the right to borrow up to six hundred thousand dollars ($600).

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

4. Long-term debt - related party (continued):

On November 19, 2006 the Company borrowed the $600 available under the 2006 Purchase Agreement, of which $450 was borrowed from an approximate 7% shareholder of the Company and the remaining $150 from an unrelated third party. The Company expects to use the proceeds of the financing for additional working capital. In addition, the Company issued warrants to purchase 3,111 of the Company’s common stock. The Company has ascribed a value of $336 to the warrants, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%. During the three and twelve month periods ended December 31, 2006, the Company had amortized to interest expense approximately $70 of the loan discount. The balance due under long-term debt, related party, is shown net of the remaining $266 unamortized discount on the accompanying consolidated balance sheet.

The note is due May 17, 2008, bears interest at the rate of 15% per annum payable quarterly in cash. The warrants will have a term of three years and an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

Interest expense related to long-term debt, related party for the year ended December 31, 2006, was $11. Amortization of debt discount included in interest expense for the year ended December 31, 2006 was $70.

5. Stockholders' equity:

Common stock options:

The Company has one stock-based employee compensation plan, (the "1999 Option Plan") and also grants options to employees, directors and consultants outside of the 1999 Plan.

In June 1999, the Company adopted and the shareholders approved the 1999 Option Plan. Incentive and non-qualified options under the 1999 Option Plan may be granted to employees, officers, and consultants of the Company. There are 4,000 shares of Common Stock authorized for issuance under the 1999 Option Plan. The options have a seven year life and generally vest quarterly over three years. At December 31, 2006, there were 190 shares available for future grants. As of December 31, 2006, 3,629 plan options were outstanding and 2,801 plan options were exercisable with a weighted average exercise price of $0.75 per share.

The Company has issued non-plan options to its employees and directors. The non-plan options generally vest over four years or prorata quarterly over three years. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2006, 2,264 non-plan options were outstanding and exercisable with a weighted average exercise price of $0.73 per share.

Share-based payment:

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to include the impact of SFAS No. 123(R).

SFAS No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment (continued):

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the year ended December 31, 2006, was approximately 25.01%.

For the year ended December 31, 2006, stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005.  Share based payment awards issued but not yet vested as of December 31, 2005 are valued in accordance with the pro forma provisions of section SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows. Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2006.

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

Year Ended December 31, 2006
Risk free interest rate	4.60% - 5.11%
Expected life (years)	3.46 -5.02
Expected volatility	80.92% - 104.57%
Expected dividends	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS No. 123(R) for the year ended December 31, 2006. There were no stock option exercises during the year ended December 31, 2006, except for 19 shares exercised by a consultant that were issued for services.

Year Ended December 31, 2006
Research and development	$54
Sales and marketing	92
General and administrative	22
Director options	21
Stock-based compensation expense included in operating expenses	$189

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity:

Share-based payment (continued):

A summary activity under the Company’s plan and non plan options is as follows:

	December 31, 2006				December 31, 2005
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	8,591	$0.75	$ 6,498		5,716	$0.74
Granted	1,764	$0.44	$ 779		4,142	$0.75
Exercised	(19)	$0.42	−		(24)	$0.41
Forfeited	(4,443)	$0.72	$ 3,232		(1,243)	$0.69

Outstanding at period end	5,893	$0.69	$ 4,038	5.4	8,591	$0.75

Options vested and exercisable at period end	5,066	$0.74	$ 3,761	5.2

Weighted average grant-date fair value of options granted during the period	$0.24

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 - $0.50	2,014	5.8	$0.35	1,312	$ 0.39
$0.51 - $1.00	3,454	5.4	$0.73	3,329	$ 0.74
$1.01 - $2.00	333	4.3	$1.51	333	$ 1.51
$2.01 - $2.99	50	0.8	$ 3.00	50	$ 3.00
$3.00 - $7.50	42	1.5	$3.42	42	$ 3.42
	5,893			5,066

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment (continued):

A summary of the status of the Company’s nonvested shares as of December 31, 2006 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	401	$0.36
Granted	1,764	$0.24
Unvested options cancelled	(885)	$0.29
Vested	(453)	$0.26
Nonvested	827	$0.22

As of December 31, 2006, there was $93 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 4.0 years.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the provisions of FASB Statement 123(R), which may have a material impact on the Company’s financial operations.

As of December 31, 2006, 5,893 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

Warrants:

At December 31, 2006, 7,961 shares of Common stock were reserved for issuance upon exercise of outstanding warrants.

6. Commitments:

Lease commitments:

The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2011. The Joint Venture leases space on a month to month basis in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $299, $401, and $443, in 2006, 2005, and 2004, respectively.

Future minimum payments required under capital leases, which expire in 2007, were insignificant at December 31, 2006.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

7. Income taxes:

As of December 31, 2006, the Company had federal net operating loss carryforwards available to reduce taxable income of approximately $70,454. The net operating loss carryforwards expire between 2007 and 2026. The Company also had federal research and investment tax credit carryforwards of approximately $315 that expire at various dates through 2012.

Deferred tax assets and liabilities at December 31, consist of the following:
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$28,182	$24,585
Credit carryforwards	315	396
Deferred income	162	223
Other, net	213	215

Total deferred tax assets	28,872	25,419

Valuation allowance	(28,872)	(25,419)

Net deferred tax assets	$ -	$ -

Income tax (benefit) differs from the expected statutory rate as follows:

	2006	2005	2004
Expected income tax cost (benefit)	$(1,085)	$(1,327)	$668
State income tax net of federal benefit cost	291	234	(89)
Expired net operating loss	1,471	2,268	254
Change in valuation allowance	(111)	(2,848)	(833)
Other	(566)	1,673	-
Income tax expense (benefit)	$-	$-	$-

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

8. Employee benefit plans:

The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

9. Quarterly information (unaudited)

The unaudited summarized quarterly financial data for the years ended December 31, 2006, 2005 and 2004, presented below, in the opinion of Management, reflects all adjustments which are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2006 Unaudited
Net sales	$701	$448	$701	$492	$2,342
Gross profit	$634	$419	$645	$394	$2,092
Loss before income taxes, and minority interest	$(813)	$(928)	$(672)	$(878)	$(3,291)
Net loss	$(811)	$(925)	$(669)	$(881)	$(3,286)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

2005 Unaudited
Net sales	$579	$1,209	$607	$726	$3,121
Gross profit	$557	$1,180	$579	$657	$2,973
Loss before income taxes, and minority interest	$(1,095)	$(840)	$(1,575)	$(540)	$(4,050)
Net loss	$(1,088)	$(834)	$(1,569)	$(540)	$(4,031)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

2004 Unaudited
Net sales	$2,429	$630	$3,669	$556	$7,284
Gross profit	$2,396	$619	$3,663	$553	$7,231
Income (loss) before income taxes, and minority interest	$1,167	$(678)	$2,138	$(1,026)	$1,601
Net income (loss)	$1,167	$(678)	$2,145	$(1,014)	$1,620
Basic and diluted income (loss) per share	$0.01	$(0.01)	$0.02	$(0.01)	$0.02

10. Subsequent event:

In February 2007, the Company established a second credit facility pursuant to a note and warrant purchase agreement with an approximate 7% shareholder of the Company. The terms of the agreement allow the Company to borrow, on demand and during a period not to exceed eighteen months, an aggregate principal amount of up to six hundred thousand dollars ($600). Upon each draw, the Company will be required to issue warrants to purchase a pro rata number of shares of its common stock, with a maximum number of 3,111 to be issued if the entire $600 is drawn. The notes will bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The warrants will have a three year life and an exercise price of $0.51. In the event the credit facility is not fully drawn upon, the Company shall issue to the investor, as a standby commitment fee, a pro rata portion of 250 shares of the Company’s common stock, based upon the amount not drawn to the total amount available. The Warrants will include piggyback registration rights, for the underlying shares, to participate in any future registrations of the Company’s common stock.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

10. Subsequent event (continued):

On March 15, 2007 the company and the approximate 7% shareholder signed an amendment to the note and warrant purchase agreement. The maximum amount of borrowing after the amendment was increased from $600, to $1,000, and all references to $600 are amended to $1,000. The maximum number of warrants that may be issued under the Agreements was increased from 3,111 to 5,185 and all references to such maximum number are amended as such.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

SCHEDULE II

Communication Intelligence Corporation
Valuation and Qualifying Accounts and Reserves
(In thousands)

Years Ended December 31, 2004, 2005, and 2006
	Balance At Beginning Of Period	Charged to Costs and Expense	Deductions	Balance At End Of Period

Year ended December 31, 2004:
Accounts receivable reserves	$ 256	$ 234	$ (86)	$ 404

Year ended December 31, 2005:
Accounts receivable reserves	$ 404	$ 4	$ (21)	$ 387

Year ended December 31, 2006:
Accounts receivable reserves	$ 387	$ 10	$ -	$ 397

S-1