Form 10-Q
period 2007-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2007-05-11
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2007

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

Number of shares outstanding of the issuer's Common Stock, as of May 11, 2007: 107,557,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	March 31	December 31
	2007	2006
Assets	Unaudited
Current assets:
Cash and cash equivalents	$842	$727
Accounts receivable, net of allowances of $412 and $397 at March 31, 2007 and December 31, respectively	235	487
Prepaid expenses and other current assets	138	105

Total current assets	1,215	1,319
Property and equipment, net	108	140
Patents	3,812	3,906
Capitalized software development costs	807	656
Deferred financing costs (Note 6)	52	75
Other assets	30	30

Total assets	$6,024	$6,126

Liabilities and Stockholders' Equity
Current liabilities:
Convertible notes, net of unamortized fair value assigned to beneficial conversion feature and warrants of $159 and $228 at March 31, 2007 and December 31, 2006, respectively (Note 4)	$1,223	$1,154
Accounts payable	115	72
Accrued compensation	227	236
Other accrued liabilities	263	269
Deferred revenue	240	404

Total current liabilities	2,068	2,135

Long-term debt - including $770 and $450 to a related party, net of unamortized fair value assigned to warrants of $541 and $266 at March 31, 2007 and December 31, 2006, respectively (Note 5)	729	334

Minority interest	70	73
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 0 outstanding at December 31, 2006 and 2005, respectively	-	-
Common stock, $.01 par value; 125,000 shares authorized; 107,557 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,076	1,076
Additional paid-in capital	90,880	90,497
Accumulated deficit	(88,668)	(87,861)
Accumulated other comprehensive loss	(131)	(128)

Total stockholders' equity	3,157	3,584

Total liabilities and stockholders' equity	$6,024	$6,126

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product	$158	$494
Maintenance	176	207
Total revenues	334	701
Operating costs and expenses:
Cost of sales:
Product	30	44
Maintenance	28	23
Research and development	129	283
Sales and marketing	260	346
General and administrative	475	503
Total operating costs and expenses	922	1,199
Loss from operations	(588)	(498)

Interest and other income (expense), net	-	16
Interest expense:
Related party (Note 4)	(23)	-
Other (Note 3)	(24)	(30)
Amortization of loan discount and deferred financing cost:
Related party (Note 4)	(84)	-
Other (Note 3)	(91)	(301)
Minority interest	3	2
Net loss	$(807)	$(811)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	107,557	106,842

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2007
Unaudited
(In thousands, except share amounts)

	Shares Outstanding	Common Share Amount $	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2006	107,557	$1,076	$90,497	$(87,861)	$(128)	$3,584

Fair value of warrants issued in connection with short-term debt			359			359
Stock based employee compensation			24			24

Comprehensive loss:
Net loss				(807)		(807)
Foreign currency translation adjustment					(3)	(3)
Total comprehensive loss						(810)
Balances as of March 31, 2007	107,557	$1,076	$90,880	$(88,668)	$(131)	$3,157

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(807)	$(811)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	182	126
Amortization of discount on convertible notes	68	227
Amortization of discount on long-term debt related party	84	-
Amortization of deferred financing costs	23	74
Stock-based employee compensation	24	56
Stock issued for services	-	6
Minority interest	(3)	-
Changes in operating assets and liabilities:
Accounts receivable, net	252	(70)
Prepaid expenses and other current assets	(33)	(3)
Accounts payable	43	33
Accrued compensation	(9)	1
Other accrued liabilities	(3)	(42)
Deferred revenue	(164)	(122)
Net cash used for operating activities	(343)	(525)

Cash flows from investing activities: Acquisition of property and equipment	(1)	(61)
Capitalized software development costs	(209)	(45)
Net cash used for investing activities	(210)	(106)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	670
Principal payments on capital lease obligations	(2)	(2)
Net cash used for financing activities	668	(2)

Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash and cash equivalents	115	(633)
Cash and cash equivalents at beginning of period	727	2,849
Cash and cash equivalents at end of period	$842	$2,216

Supplemental disclosure of non-cash financing activities
Convertible notes converted to common stock	$-	$430
Supplementary disclosure of cash flow information
Interest paid	$11	$1

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

1.	Nature of business

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company’s natural input technologies are designed to allow users to interact with a computer or handheld device by using an electronic pen or stylus as the primary input device. CIC's natural input offering includes multilingual handwriting recognition software for such devices as electronic organizers, pagers and smart cellular phones that do not have a keyboard. For such devices, handwriting recognition offers the most viable solutions for performing text entry and editing.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at March 31, 2007, the Company’s accumulated deficit was approximately $88,700. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

In November 2004, the Company consummated a financing in the form of convertible notes aggregating $3,885, net of expenses (See Note 4). The remaining outstanding debt from the November 2004 financing of $1,382 comes due in October 2007 if not earlier converted.

In November 2006 the Company consummated a financing in the form of a note aggregating $600. In March 2007 the Company consummated a second financing in the form a note aggregating $670 (See Note 5).

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation (continued)

1.	Nature of business (continued)

Going Concern (continued)

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

Recent Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

2. Accounts receivable and revenue concentration

As of March 31, 2007 two customers accounted for 80% of net accounts receivable. Customer A accounted for 39%, and Customer B accounted for 41%. As of December 31, 2006 four customers accounted for 69% of net accounts receivable. Customer A accounted for 11%, Customer B accounted for 14%, Customer C accounted for 17% and Customer D accounted for 27%.

Three customers accounted for 63% of total revenues for the three months ended March 31, 2007. Customer A accounted for 12%, customer B accounted for 16% and customer C accounted for 35%. For the three months ended March 31, 2006, two customers accounted for 36% of total revenues. Customer A accounted for 10% and customer B accounted for 26%.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation (continued)

3.	Patents

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies.

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2006, to support its assertion that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances have changed through March 31, 2007 therefore, no impairment in the carrying values of the patents exists at March 31, 2007.

Amortization of patent costs was $95 for each of the three month periods ended March 31, 2007 and 2006.

4.	Convertible Notes

The Company has convertible notes with an outstanding balance of $1,382 at March 31, 2007. During the three month period ended March 31, 2007, the Company had amortized to interest expense approximately $91 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $159 of unamortized discount on the accompanying consolidated balance sheet. There were no note conversions during the three months ended March 31, 2007. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

Warrants to purchase 4,850 shares of common stock were issued in connection with the convertible debt. The placement agent received 1,218 warrants to purchase common stock and the note holders received warrants to purchase 3,632 shares of common stock. The warrants expire on October 28, 2009. At March 31, 2007, there are warrants outstanding to purchase 4,850 shares of common stock at a weighted average exercise price of $0.50 per share. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. The placement agent will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

The Company believes it will be able to pay the remaining balance of the convertible debt through cash generated by operations and or conversion of the debt to equity by the Note holders. If the Company fails to generate enough revenues and operating profits to increase the value of its shares and thereby prompting conversion or generate enough cash to pay off the notes when due, the Company will need to seek additional financing. If the Company

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation (continued)

4. Convertible Notes (continued)

is unable to obtain additional financing when needed, it may be required to materially change its operations, which could adversely affect its results from operations and stockholder value.

Interest expense related to convertible debt for the three months ended March 31, 2007 and 2006 was $114 and $331, respectively. Included in interest expense for the three months ended March 31, 2007 and 2006 was $91 and $301 related to amortization of debt discount and deferred financing costs.

5.	Long-term debt

In November 2006, the Company entered into a $600 long-term debt agreement ( the “2006 Purchase Agreement”), of which $450 was borrowed from a stockholder of the Company owning approximately 7% of the Company’s outstanding shares of common stock(an “Affiliated Stockholder”) and the remaining $150 from an unrelated third party.

The notes are due May 17, 2008, and bear interest at the rate of 15% per annum payable quarterly in cash. In connection with the notes, the lenders were granted warrants to purchase 3,111 shares of common stock. The warrants have a term of three years, commencing on June 30, 2007, and an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “2007 Purchase Agreement”) and a Registration Rights Agreement (the “2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder. The Company secured the right to borrow up to six hundred thousand dollars ($600). On March 15, 2007 the Company and the Affiliated Stockholder amended the 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the 2007 Purchase Agreement and 2006 Purchase Agreement are identical with the exception that the maximum number of warrants that may be issued under the 2007 Purchase Agreement is 5,185 rather than 3,111. The warrants have a three year life, become exercisable on June 30, 2007, and have an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock.

On March 30, 2007 the Company borrowed $670 under the 2007 Purchase Agreement of which $350 was borrowed from the Affiliated Stockholder and the remaining $320 from unrelated third parties. The proceeds will be used for working capital purposes. The Company has ascribed a value of $359 to the 3,474 warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due August 30, 2008.

Interest expense related to long-term debt, related party for the three months ended March 31, 2007, was $107. Amortization of debt discount included in interest expense for the three months ended March 31, 2007 was $84.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation (continued)

6. Net (loss) per share

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

For the three months ended March 31, 2007, 5,815 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 11,435 warrants (of which 6,844 are not exercisable until June 30, 2007) were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the three month period ended March 31, 2006, 5,980 shares of common stock subject to outstanding options, 3,058 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

7. Common Stock Options

The Company has one stock-based employee compensation plan, (the "1999 Option Plan") and also grants options to employees, directors and consultants pursuant to Individual Plans.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2007 and 2006 was approximately 26.77% and 21.40%, respectively, based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three month periods ending March 31, 3007 and 2006.

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

Three Months Ended
	March 31, 2007	March 31, 2006
Risk free interest rate	4.60% - 5.11%	3.65% - 4.83%
Expected life (years)	3.46 -5.02	3.75 - 6.83
Expected volatility	80.92% - 104.57%	51.68% - 104.57%
Expected dividends	None	None

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation (continued)

7. Common Stock Options (continued)

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) for the three months ended March 31, 2007 and 2006. There were no stock options granted during the three months ended March 31, 2007 and 169 stock options were granted during the three months ended March 31, 2006.

	Three Months Ended
	March 31, 2007	March 31, 2006
Research and development	$3	$25
Sales and marketing	18	27
General and administrative	3	4

Stock-based compensation expense included in operating expenses	$24	$56

A summary of option activity under the Company’s plans as of March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007					2006
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price		Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	5,893	$0.69				8,591		$0.75
Granted	−					169		$1.21
Exercised	−					−	$	−
Forfeited or expired	(78)	$0.33				(2,780)		$0.74
Outstanding at March 31	5,815	$0.69	4.79	$	−	5,980		$0.77	5.73	$−
Vested and expected to vest at March 31	5,650	$0.73	4.79	$	−	5,728		$0.79	5.73	$−
Exercisable at March 31	5,199	$0.73	4.62	$	−	5,642		$0.79	5.73	$−

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q
Item1. Interim financial statements and basis of presentation (continued)

7. Common Stock Options (continued)

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2007 and 2006:

	Three Months ended March 31, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $0.50	1,937	5.3	$0.36	1,390	$0.38
0.51 - 1.00	3,455	4.9	$0.73	3,386	$0.74
1.01 - 2.00	333	1.5	$1.51	333	$1.51
2.01 - 3.00	50	0.6	$3.00	50	$3.00
3.01 - 7.50	40	1.3	$3.43	40	$3.43
	5,815	4.8	$0.69	5,199	$0.73

	Three Months ended March 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $0.50	1,540	6.0	$0.39	1,377	$0.39
0.51 - 1.00	3,661	6.0	$0.73	3,486	$0.74
1.01 - 2.00	687	4.2	$1.49	687	$1.49
2.01 - 3.00	50	1.6	$3.00	50	$3.00
3.01 - 7.50	42	2.3	$3.42	42	$3.42
	5,980	5.7	$0.77	5,642	$0.79

No options were granted during the three months ended March 31, 2007. The per share weighted average fair value of options granted during the three months ended March 31, 2006 was $0.27.

A summary of the status of the Company’s non-vested shares as of March 31, 2007 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	827		$0.22
Granted	−	$	−
Vested	(212)		$0.32
Non-vested at March 31, 2007	615		$0.31

As of March 31, 2007, there was $88 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The unrecognized compensation cost is expected to be realized over a weighted average period of 2.5 years.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation (continued)

8. Segment Information

The Company identifies reportable revenue in one segment, handwriting recognition. Handwriting recognition software is an aggregate of two revenue categories; transaction and communication enabling technologies (“eSignature”) and natural input technologies (“natural input”). All handwriting recognition software is developed around the Company’s core technology. All sales represent sales to external customers.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the following:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2006.

Overview

The Company was incorporated in Delaware in October 1986. Except for 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2006, net losses aggregated approximately $11,600 and at December 31, 2006 the Company's accumulated deficit was approximately $87,900. At March 31, 2007 the Company’s accumulated deficit was approximately $88,700.

Total revenue of $334 for the quarter ended March 31, 2007 decreased $367, or 52% compared to revenues of $701 in the corresponding quarter of the prior year. The first quarter 2007 product revenue reflects a 58% reduction in eSignature and a 39% reduction in natural input revenues compared to the prior year period. The decrease in revenue is primarily due to the relative size of orders in the first quarter, lower reported royalties from a major natural input/Jot customer and the non-renewal of a maintenance contract from an ongoing customer due to financial constraints driven by a severe natural disaster occurring in 2006.

Net loss for the three months ended March 31, 2007 was $807, compared with a net loss of $811 in the prior year period. Operating expenses decreased approximately 23%, or $277, to $922 for the three months ended March 31, 2007, compared to $1,199 in the prior year period. The decrease in operating expenses is primarily due to the capitalization of software development costs associated with product upgrades and lower overall sales and marketing and general and administrative expenses.

Although the eSignature revenue for the past two quarters developed slower than expected, the Company anticipate that the substantive sales related progress we have made, with targeted customers, represents the revenue potential to achieve profitability this year. For instance, key early adopter customers have now fully and successfully deployed their initial eSignature installations and are now actively functioning as reference accounts and engaging the Company in follow-on deployments. This is positively impacting sales activity with other end users. But more importantly, it is driving license and teaming agreements with leading enterprise software solutions providers, who afford the Company the market access and sales coverage necessary to accelerate sustained sales growth. The timing of orders remains challenging and still somewhat unpredictable; however, the Company has built a strong pipeline and it continues to grow. The Company believes the fundamentals are in place, the momentum is building and its efforts together with market adoption are reaching the critical mass required to achieve near term and sustained sales growth and profitability.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Form 10-K.

Results of Operations

Revenues

Product revenues from transaction and communication enabling technologies (“eSignature”) and natural input technologies (“Jot”), declined 68%, or $336, for the three month period ended March 31, 2007, to $158, compared to revenues of $494 in the prior year period. The decrease in revenue is primarily due to the relative size of orders in the first quarter, and lower reported royalties from a major natural input/Jot customer. Maintenance revenue declined 15% or $31 due primarily to the non-renewal of a maintenance contract from an ongoing customer due to financial constraints driven by a severe natural disaster occurring in 2006.

Although the eSignature revenue for the past two quarters developed slower than expected, we anticipate that the substantive sales related progress we have made, with targeted customers, represents the revenue potential to achieve profitability this year. For instance, key early adopter customers have now fully and successfully deployed their initial eSignature installations and are now actively functioning as reference accounts and engaging the Company in follow-on deployments. This is positively impacting sales activity with other end users. But more importantly, it is driving license and teaming agreements with leading enterprise software solutions providers, who afford the Company the market access and sales coverage necessary to accelerate sustained sales growth. The timing of orders remains challenging and still somewhat unpredictable; however, we have built a strong pipeline and it continues to grow. We believe the fundamentals are in place, the momentum is building and our efforts together with market adoption are reaching the critical mass required to achieve near term and sustained sales growth and profitability.

Cost of Sales

Cost of sales remained relatively consistent for the three month period ended March 31, 2007, compared to the prior year. Cost of sales primarily includes amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues. Cost of sales is expected to increase near term as capitalized engineering software development for new and existing products is completed and products are released.

Operating expenses

Research and Development Expenses

Research and development expenses decreased approximately 54%, or $154, for the three month period ended March 31, 2007 compared to the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $154 decrease was the software development costs capitalized during the three months ended March 31, 2007 compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations was $380 for the three months ended March 31, 2007 compared to $405 in the prior year. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain at the current levels.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Sales and Marketing Expenses

Sales and marketing expenses decreased 25% or $86, for the three months ended March 31, 2007 compared to the prior year period. The decrease was attributable to reductions in salary related expense, including stock based compensation, resulting from the reduction of two sales persons, and decreases in advertising and marketing programs. The Company replaced one sales person late in the first quarter. The Company expects sales and marketing expenses to decrease in the near term due to planned reductions in advertising and marketing related programs.

General and Administrative Expenses

General and administrative expenses decreased 6%, or $28, for the three months ended March 31, 2007, compared to the prior year period. The decrease was primarily due to reduced professional services expense and reductions in annual insurance premiums compared to the prior year period. These decreases were offset by and increase in the Company’s bad debt provision at March 31, 2007. The Company anticipates that general and administrative expense will decrease over the near term due to lower professional services and insurance expenses.

Interest income and other income, net

Interest income and other income, net decreased 100%, or $16, for the three months ended March 31, 2007, compared to $16 in the prior year period. The decrease is due to the reduced cash balance during the current period compared to the prior year period.

Interest expense

Interest expense increased 57%, or $17, to $47 for the three months ended March 31, 2007 compared to $30 in the prior year period. The increase was primarily due to the increase in debt financing completed late in the prior year. (See Note 5 in the Condensed Consolidated Financial Statements of this Form 10-Q).

Amortization of loan discount, which includes warrant and beneficial conversion feature costs, and deferred financing costs, associated with the convertible notes decreased 70%, or $210, to $91 for the three months ended March 31, 2007 compared to $301 in the prior year. The decrease was primarily due to the amortization of the loan discount and deferred financing costs related to the conversion of $430 of the convertible notes in the prior year period. The Company will be required to amortize an additional $160 to interest expense over the remaining life of the convertible notes or sooner if the notes are converted before the due date.

In addition to the above, the Company has amortized $84 of a debt discount attributable to the fair value assigned to warrants to interest expense associated with a note and warrant purchase agreements entered into with an Affiliated Stockholder and an unrelated third parties in August 2006 and March 2007. (See Note 5 in the Condensed Consolidated Financial Statements of this Form 10-Q). The Company will amortize an additional $541 to interest expense over the life of the loans.

Liquidity and Capital Resources

At March 31, 2007, cash and cash equivalents totaled $842 compared to cash and cash equivalents of $727 at December 31, 2006. The increase in cash was primarily due to cash provided from financing activities of $668. The increase was offset by the capitalization of software development costs of $209, principal payments on capital lease obligations of $2 and the acquisition of property and equipment amounting to $1. Total current assets were $1,215 at March 31, 2007, compared to $1,319 at December 31, 2006. As of March 31, 2007, the Company's principal sources of funds included its cash and cash equivalents aggregating $842.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Accounts receivable decreased $252 for the three months ended March 31, 2007, compared to the December 31, 2006 balance, due primarily to the decrease in sales and billed but unpaid maintenance contracts compared to the prior quarter. The Company expects the development of the eSignature market will ultimately will result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $33 for the three months ended March 31, 2007, compared to December 31, 2006, due primarily to prepayments of fees for the FST Summit to be held in April 2007. Annual fees on maintenance and support costs added to prepaids over the three months ended March 31, 2007 were approximately equal to the quarterly amortization amounts.

Accounts payable increased $43 for the three months ended March 31, 2007, compared to December 31, 2006, due to professional fees related to the year end audit. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution. Accrued compensation decreased $6 during the three months ended March 31, 2007, compared to the prior December 31, 2006 balance. The balance may fluctuate due to increases or decreases in the number of personnel and utilization of or additional accruals to the accrued vacation balance.

Total current liabilities were $2,068 at March 31, 2007, compared to $2,135 at December 31, 2006. Deferred revenue, totaling $240 at March 31, 2007, compared to $404 at December 31, 2006, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives payment from its customers.

In November 2006, the Company entered into a $600 long-term debt agreement ( the “2006 Purchase Agreement”), of which $450 was borrowed from Affiliated stockholder of the Company and the remaining $150 from an unrelated third party.

The notes are due May 17, 2008, and bear interest at the rate of 15% per annum payable quarterly in cash. In connection with the note, the lenders were granted warrants to purchase 3,111 shares of common stock. The warrants have a term of three years, and become exercisable on June 30, 2007, and an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “2007 Purchase Agreement”) and a Registration Rights Agreement (the “2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder. The Company secured the right to borrow up to six hundred thousand dollars ($600). On March 15, 2007 the Company and the Affiliated Stockholder amended the 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the 2007 Purchase Agreement are identical to the 2006 Purchase Agreement except that the maximum number of warrants that may be issued under the 2007 Purchase Agreement is 5,185. The warrants have a three year life, become exercisable on June 30, 2007, and have an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock.

On March 30, 2007 the Company borrowed $670 under the 2007 Purchase Agreement of which $350 was borrowed from the Affiliated Stockholder of the Company and the remaining $320 from unrelated third parties. The proceeds will be used for working capital purposes. The Company has ascribed a value of $359 to the 3,474 warrants issued related to that borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 45%; and expected dividend yield of 0%. The notes will bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due August 30, 2008.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Interest expense related to long-term debt, related party for the three months ended March 31, 2007, was $107. Amortization of debt discount included in interest expense for the three months ended March 31, 2007 was $84.

The Company has convertible notes with an outstanding balance of $1,382 at March 31, 2007. During the three month period ended March 31, 2007, the Company amortized to interest expense approximately $91 of the loan discount and deferred financing costs. The balance due under the convertible notes is shown net of the remaining $159 unamortized discount on the accompanying consolidated balance sheet. There were no note conversions during the three months ended March 31, 2007. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 2,993 shares of its common stock. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

Warrants to purchase 4,850 shares of common stock were issued in connection with the Company’s convertible debt. The placement agent received 1,218 warrant to purchase common stock and the note holders received warrants to purchase 3,111 shares of common stock. The warrants expire on October 28, 2009. At March 31, 2007, there are warrants outstanding to purchase 4,850 shares of common stock at a weighted average exercise price of $0.50 per share. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. The placement agent will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

The Company believes it will be able to pay the remaining balance of the convertible debt through cash generated by operations and or conversion of the debt to equity by the Note holders. If the Company fails to generate enough revenues and operating profits to increase the value of its shares prompting conversion or generate enough cash to pay off the notes when due, the Company will need to seek additional financing. If the Company is unable to obtain additional financing when needed, it may be required to materially change its operations, which could adversely affect our results from operations and stockholder value.

Interest expense related to convertible debt for the three months ended March 31, 2007 and 2006 was $115 and $331, respectively. Included in interest expense for the three months ended March 31, 2007 and 2006 was $91 and $301 related to amortization of debt discount and deferred financing costs.

The Company the following material commitments as of March 31, 2007:

	Payments due by period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Short-term debt (1)	$ 1,382	$1,382	$ -	$ -	$ -	$ -	$ -
Long-term debt related party (2)	1,270	-	1,270	-	-	-	-
Operating lease commitments (3)	1,246	190	264	272	280	240	-
Total contractual cash obligations	$ 3,898	$1, 572	$ 1,534	$ 272	$ 280	$240	$-

1.
Short-term debt reported on the balance sheet is net of approximately $160 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.	Long-term debt reported on the balance sheet is net of approximately $541 in discounts representing the fair value of warrants issued to the investors.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent increases approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2007.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2007 and 2006, foreign currency translation gains and losses were insignificant.

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

3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
4.15	Form of Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K dated February 5, 2007.
4.16	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K dated February 5, 2007.
10.36
Form of Note and Warrant Purchase Agreement dated February 5, 2007, among Communication Intelligence Corporation and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K dated February 5, 2007.

10.37
Form of Registration Rights Agreement dated February 5, 2007, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K dated February 5, 2007.

10.38
Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K dated March 15, 2007.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 11, 2007	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)