Form 10-Q
period 2007-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2007-08-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

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

Number of shares outstanding of the registrant’s Common Stock, as of August 14, 2007: 107,557,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)

	June 30	December 31
	2007	2006
Assets	Unaudited
Current assets:
Cash and cash equivalents	$867	$727
Accounts receivable, net of allowances of $413 and $397 at June 30, 2007 and December 31, respectively	467	487
Prepaid expenses and other current assets	76	105
Total current assets	1,410	1,319
Property and equipment, net	89	140
Patents	3,717	3,906
Capitalized software development costs	877	656
Deferred financing costs (Note 5)	30	75
Other assets	30	30
Total assets	$6,153	$6,126

Liabilities and Stockholders' Equity
Current liabilities:
Convertible notes, net of unamortized fair value assigned to beneficial conversion feature and warrants of $91 and $228 at June 30, 2007 and December 31, 2006, respectively (Note 4)	$1,291	$1,154
Short-term debt - including $450 to a related party, net of unamortized fair value assigned to warrants of $169 at June 30, 2007 (Note 5)	431	-
Accounts payable	85	72
Accrued compensation	274	236
Other accrued liabilities	270	269
Deferred revenue	507	404
Total current liabilities	2,858	2,135

Long-term debt - including $770 and $450 to a related party, net of unamortized fair value assigned to warrants of $446 and $266 at June 30, 2007 and December 31, 2006, respectively (Note 5)	674	334

Minority interest	68	73
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 0 outstanding at June 30, 2007 and December 31, 2006, respectively	-	-
Common stock, $.01 par value; 155,000 shares authorized; 107,557 shares issued and outstanding at June 30, 2007 and 125,000 shares authorized; 107,557 shares issued and outstanding at December 31, 2006	1,076	1,076
Additional paid-in capital	91,115	90,497
Accumulated deficit	(89,511)	(87,861)
Accumulated other comprehensive loss	(127)	(128)
Total stockholders' equity	2,553	3,584

Total liabilities and stockholders' equity	$6,153	$6,126

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Product	$385	$222	$543	$626
Maintenance	170	226	346	523
Total Revenues	555	448	889	1,149

Operating costs and expenses:
Cost of sales
Product	132	6	162	50
Maintenance	30	23	58	46
Research and development	131	143	260	426
Sales and marketing	297	433	557	779
General and administrative	523	655	998	1,158
Total operating costs and expenses	1,113	1,260	2,035	2,459

Loss from operations	(558)	(812)	(1,146)	(1,310)

Interest and other income (expense), net	4	14	4	30
Interest expense:
Related party (Note 5)	(33)	−	(49)	−
Other (Notes 4 and 5)	(43)	(26)	(74)	(56)
Amortization of loan discount and deferred financing:
Related party (Note 5)	(74)	−	(147)	−
Other (Notes 4 and 5)	(141)	(104)	(243)	(405)
Minority interest	2	3	5	5
Net loss	$(843)	$(925)	$(1,650)	$(1,736)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	107,557	107,552	107,557	107,199

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2006	107,557	$1,076	$90,497	$(87,861)	$(128)	$3,584

Fair value of warrants issued in connection with short-term debt			359			359
Stock based employee compensation			24			24

Comprehensive loss:
Net loss				(807)		(807)
Foreign currency translation adjustment					(3)	(3)
Total comprehensive loss						(810)
Balances as of March 31, 2007	107,557	1,076	90,880	(88,668)	(131)	3,157

Fair value of warrants issued in connection with short-term debt			187			187
Stock based employee compensation			36			36
Adjustment to the fair value of beneficial conversion feature associated with the convertible notes (Note 5)			12			12
Comprehensive loss:
Net loss				(843)		(843)
Foreign currency translation adjustment					4	4
Total comprehensive loss						(839)
Balances as of June 30, 2007	107,557	$1,076	$91,115	$(89,511)	$(127)	$2,553

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,650)	$(1,736)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	391	278
Amortization of discount on convertible notes	149	306
Amortization of discount on related party debt	197
Amortization of deferred financing costs	45	100
Stock based employee compensation	60	105
Stock issued for services	-	6
Minority interest	(5)	(5)
Provision for doubtful accounts	16	-
Changes in operating assets and liabilities:
Accounts receivable, net	14	55
Prepaid expenses and other current assets	29	16
Accounts payable	13	73
Accrued compensation	38	8
Other accrued liabilities	-	(24)
Deferred revenue	103	34
Net cash used for operating activities	(600)	(784)

Cash flows from investing activities: Acquisition of property and equipment	(3)	(85)
Capitalized software development costs	(373)	(277)
Net cash used for investing activities	(376)	(362)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,120	-
Principal payments on capital lease obligations	(4)	(5)
Net cash provided by (used for) financing activities	1,116	(5)
Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash and cash equivalents	140	(1,151)
Cash and cash equivalents at beginning of period	727	2,849
Cash and cash equivalents at end of period	$867	$1,698

Supplemental Disclosure of Non Cash Financing Activities
Convertible Notes converted to common stock	$	−		$460
Fair value of beneficial conversion feature and warrants		$546	$	−
Supplemental disclosure of cash flow information
Interest paid		$82		$26

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at June 30, 2007, the Company’s accumulated deficit was approximately $89,500. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

In November 2004, the Company consummated a financing in the form of convertible notes aggregating $3,885, net of expenses (See Note 4). The remaining outstanding debt from the November 2004 financing of $1,382 comes due in October 2007 if not earlier converted.

The Company has consummated three financings since November 2006. In November 2006 the Company consummated a financing in the form of a note aggregating $600. In March 2007 the Company consummated a second financing in the form a note aggregating $720, receiving $670 by March 31, 2007 and

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

     1. Nature of business (continued)

the remaining $50 on April 1, 2007. In June 2007 the Company consummated a third financing in the form of a note aggregating $400 (See Note 5).

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six month periods ended June 30, 2007.

      2. Accounts receivable and revenue concentration

As of June 30, 2007 two customers accounted for 49% of net accounts receivable. Customer A accounted for 20%, and Customer B accounted for 29%. As of December 31, 2006 four customers accounted for 69% of net accounts receivable. Customer A accounted for 11%, Customer B accounted for 14%, Customer C accounted for 17% and Customer D accounted for 27%.

Two customers accounted for 43% of total revenues for the three months ended June 30, 2007. Customer A accounted for 10%, and Customer B accounted for 33%. For the three months ended June 30, 2006, three customers accounted for 54% of total revenues. Customer A accounted for 12%, Customer B accounted for 14%, and Customer C accounted for 28% of total revenue.

For the six months ended June 30, 2007 two customers accounted for 44% of total revenue. Customer A accounted for 12%, and Customer B accounted for 32% of total revenue. For the six months ended June 30,

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

       2. Accounts receivable and revenue concentration (continued)

2006, 2 customers accounted for 38% of total revenue. Customer A accounted for 11% and Customer B accounted for 27% of total revenue.

3.	Patents

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds its fair value. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies.

Management recognizes that revenues have fluctuated based on comparable prior periods and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2006, and concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances which would affect that conclusion have changed through June 30, 2007 therefore, no impairment in the carrying values of the patents exists at June 30, 2007.

Amortization of patent costs was $95 and $189 for each of the three and six month periods ended June 30, 2007 and 2006, respectively.

4.	Convertible Notes

The Company has convertible notes with an outstanding balance of $1,382 at June 30, 2007. During the six month period ended June 30, 2007, the Company amortized to interest expense approximately $194 of the loan discount and deferred financing costs. The $194 included approximately $12 of additional discount due to the note holders as the result of the exercise price of new warrants issued to a related party causing a reduction in the conversion price (see Note 5). The balance due under the convertible notes is shown net of the remaining $91 of unamortized discount on the accompanying consolidated balance sheet. There were no note conversions during the three and six month periods ended June 30, 2007. If the remaining aggregate principal amount owing under the notes is converted, the Company will issue 3,013 shares of its common stock, which includes an additional 20 shares issuable as the result of the reduction in the conversion price as referenced above. If the notes are not converted, all remaining principal and accrued but unpaid interest will be due October 28, 2007. The Company may pay accrued interest in cash or in shares of Company common stock, issued at the market price for the common stock calculated prior to the interest payment. The Company has not paid and does not intend to pay accrued interest with shares of its common stock.

Warrants to purchase 4,850 shares of common stock were issued in connection with the convertible debt. The placement agent received 1,218 warrants to purchase common stock and the note holders received warrants to purchase 3,632 shares of common stock. The warrants expire on October 28, 2009. At June 30, 2007, there are warrants outstanding to purchase 4,850 shares of common stock at a weighted average exercise price of $0.49 per share, adjusted for the reduction in conversion price discussed above. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants. The placement agent will be

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

     4. Convertible Notes (continued)

paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,831, adjusted for the change in warrant exercise price, if all of the investor warrants are exercised.

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

Interest expense related to convertible debt, included in interest expense other, for the three and six month periods ended June 30, 2007 was $127 and $242. For the three and six month periods ended June 30, 2006, interest expense related to convertible debt, included in interest expense other, was $130 and $461.

Amortization of loan discount and deferred financing expense related to the convertible debt, for the three and six month periods ended June 30, 2007 was $103 and $194, including $12 for re-pricing. For the three and six month periods ended June 30, 2006, amortization of loan discount and deferred financing expense related to the convertible debt was $130 and $405.

5.	Long-term Debt

Current portion

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

Long-term

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “February 2007 Purchase Agreement”) and a Registration Rights Agreement (the “February 2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder. The Company secured the right to borrow up to six hundred thousand dollars ($600). On March 15, 2007 the Company and the Affiliated Stockholder amended the February 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the February 2007 Purchase Agreement and 2006 Purchase Agreement are identical with the exception that the maximum number of warrants that may be issued under the February 2007 Purchase Agreement is 5,185 rather than 3,111. The warrants have a three year life, become exercisable on June 30, 2007, and have an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock.

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1.Interim financial statements and basis of presentation

      5. Long-term Debt (continued)

Long term (continued)

On March 30, 2007, and April 1, 2007 the Company borrowed $670 and $50 under the February 2007 Purchase Agreement of which $370 was borrowed from the Affiliated Stockholder and the remaining $350 from unrelated third parties. The proceeds were used for working capital purposes. The Company has ascribed a value of $359 to the 3,733 warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due August 30, 2008.

On June 15, 2007, The Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to one million dollars ($1,000) from an Affiliated Stockholder. As of June 30, 2007, the Company had borrowed $400 under this facility. The Company used such proceeds, and expects to use the remaining proceeds of the financing for additional working capital. Pursuant to the June 2007 Purchase Agreement, upon each draw, the Company is required to issue one or more notes, payable within eighteen months after issuance, bearing interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The Company will be required to issue warrants to purchase shares of its common stock, the number to be determined by use of a formula known as the Cox-Rubenstein Model, which takes into account the volatility of the underlying stock, the risk free interest rate, dividend yield and exercise price. The exercise price of the warrants will be determined by the volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw. The warrants will include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

The June 2007 Purchase Agreement required the Company to draw $400 of the funds upon signing. Applying the formula described above, the Company issued warrants to purchase 3,168 shares of its common stock at an exercise price of $0.25. The Company has ascribed a value of $187 to the warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%. As described above, the $400 note bears interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and is due December 30, 2008. No commitment fee is required to keep the remaining $600 of funds available.

The Company used a volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw to determine the $0.25 exercise price of the 3,168 warrants issued with the June 2007 Purchase Agreement. The calculation produces an exercise price less than the exercise price of the warrants associated with the convertible debt and less than the conversion price of such debt. This resulted in the Company having to reset both the conversion price of the convertible debt and the exercise price of the associated warrants. The Company reduced the conversion price of the convertible debt from $0.46 to $0.45. The effect of this re-pricing resulted in the Company incurring $12 of additional interest expense during the three and six month periods ended June 30, 2007. If all of the $1,382 remaining notes are converted to common stock, the Company will issue an additional 20 shares due to this price reset. The weighted average exercise price of the warrants associated with the convertible debt was reduced from $0.50 to $0.49, resulting in a reduction in gross proceeds if all of the warrants are exercised of $18.

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

      5. Long-term Debt (continued)

Long term (continued)

Interest expense related to the note and warrant purchase agreements for the three and six month periods ended June 30, 2007, was $164 and $271, respectively, which includes related party interest of $107 and $196, respectively. Amortization of debt discount included in interest expense for the three and six month periods ended June 30, 2007 was $113 and $197, respectively, which includes amortization of related party discount of $74 and $147, respectively.

6.	Net (loss) per share

The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three and six month periods ended June 30, 2007, 5,641 shares of common stock subject to outstanding options, 3,013 shares issuable upon the conversion of the convertible notes and 14,862 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the three and six month periods ended June 30, 2006, 6,401 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

7.	Common Stock Options

The Company has one stock-based employee compensation plan, (the "1999 Option Plan") and also grants options to employees, directors and consultants pursuant to Individual Plans. Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the six months ended June 30, 2007 and 2006 was approximately 26.68% and 26.77%, respectively, based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six month periods ending June 30, 2007 and 2006.

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

      7. Common Stock Options (continued)

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

	Three and Six Months Ended June 30, 2007	Three and Six Months Ended June 30, 2006
Risk free interest rate	3.65% - 5.11%	3.65% - 5.11%
Expected life (years)	3.19 -7.00	3.66 -7.00
Expected volatility	51.68% - 104.57%	82.1%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) included in operating expenses for the three and six months ended June 30, 2007 and 2006. There were 325 stock options granted during the three and six months ended June 30, 2007 and no options were exercised. There were 675 and 844 stock options granted during the three and six months ended June 30, 2006, and 19 options were exercised by a consultant that were issued for services rendered.

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Research and development	$3	$9	$6	$34
Sales and marketing	19	12	37	38
General and administrative	5	7	8	11
Director options	9	21	9	21
Stock-based compensation expense	$36	$49	$60	$104

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

7. Common Stock Options (continued)

A summary of option activity under the Company’s plans as of June 30, 2007 and 2006 is as follows:

	As of June 30,
	2007						2006
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	5,893	$0.69				8,591	$0.75
Granted	325	$0.22				844	$0.58
Exercised	−					(19)	$0.42
Forfeited or expired	(577)	$0.95				(3,015)	$0.77
Outstanding at June 30	5,641	$0.63	4.79	$	−	6,401	$0.73	5.59	$−
Vested and expected to vest at June 30	5,641	$0.63	4.94	$	−	5,537	$0.77	5.44	$−
Exercisable at June 30	4,978	$0.68	4.78	$	−	5,537	$0.77	5.44	$−

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2007:

	As of June 30, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.14 - $0.50	2,059	5.5	$0.34	1,442	$0.36
0.51 - 1.00	3,341	4.8	$0.73	3,295	$0.73
1.01 - 2.00	176	2.5	$1.31	176	$1.31
2.01 - 3.00	50	0.3	$3.00	50	$3.00
3.01 - 7.50	15	2.9	$3.56	15	$3.56
	5,641	4.8	$0.63	4,978	$0.68

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item1. Interim financial statements and basis of presentation

7. Common Stock Options (continued)

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2006:

	As of June 30, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.14 - $0.50	2,111	6.0	$0.40	1,397	$0.39
0.51 - 1.00	3,636	5.7	$0.73	3,486	$0.74
1.01 - 2.00	562	4.1	$1.51	562	$1.51
2.01 - 3.00	50	1.3	$3.00	50	$3.00
3.01 - 7.50	42	2.0	$3.42	42	$3.42
	6,401	5.6	$0.73	5,537	$0.77

There were 325 options granted during the three and six months ended June 30, 2007. The per share weighted average fair value of options granted during the three and six months ended June 30, 2007 was $0.14.

A summary of the status of the Company’s non-vested shares as of June 30, 2007 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	827	$0.22
Granted	325	$0.22
Vested	(489)	$0.32
Non-vested at June 30, 2007	663	$0.29

As of June 30, 2007, there was $54 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. The unrecognized compensation cost is expected to be realized over a weighted average period of 3.2 years.

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

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
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

Overview

The Company was incorporated in Delaware in October 1986. Except for 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2006, net losses aggregated approximately $11,600 and at December 31, 2006 the Company's accumulated deficit was approximately $87,900. At June 30, 2007, the Company’s accumulated deficit was approximately $89,500.

Total revenues for the quarter ended June 30, 2007 increased 24%, or $107, compared to the prior year period and $221, or 66%, over the first quarter of 2007. Total revenues for the six months ended June 30, 2007, are approximately 23%, or $260 less than total revenues for the corresponding period in the prior year period.

eSignature revenue has developed slower than expected however, the Company anticipates that the substantive sales related progress we have made, with targeted customers, represents the revenue potential to achieve profitability this year. For instance, key early adopter customers have now fully and successfully deployed their initial eSignature installations and are now actively functioning as reference accounts and engaging the Company in follow-on deployments. This is having a positive impact sales activity with other end users. More importantly, it is driving license and teaming agreements with leading enterprise software solutions providers, who afford the Company the market access and sales coverage necessary to accelerate sustained sales growth. The timing of orders remains challenging and is still somewhat unpredictable; however, the Company believes it has built a strong pipeline that continues to grow. The Company believes the fundamentals are in place, the momentum is building and its efforts together with market adoption are reaching the critical mass required to achieve near term and sustained sales growth and profitability.

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

The loss from operations for the six months ended June 30, 2007 was $1,146, compared with a loss from operations of $1,310 in the prior year period. The Company continues to control its expenses, as evidenced by the 17% reduction in operating costs over the current six months compared to the corresponding six months of the prior year. The reduction in expense is more fully discussed in the results of operations below.

The Company negotiated an additional $1,120 in credit facilities during the current six months ended June 30, 2007 to aid in funding its operations. There is currently $600 in available credit. Interest expense will increase due to the increase in debt financing and the amortization of the fair value assigned to warrants issued with the new debt. (See Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q).

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Form 10-K.

Results of Operations

Revenues

Total revenue for the three months ended June 30, 2007 of $555 increased $107, or 24% compared to revenues of $448 in the corresponding prior year period. Product revenue reflects a 63% increase in eSignature and a 37% increase in natural input revenues compared to the prior year period. The increase is primarily due to the relative size of orders between the comparable quarters and higher reported royalties from a major natural input/Jot customer. Maintenance revenue decreased 25%, or $56, for the three months ended June 30, 2007 compared to the prior year period. The decrease was primarily due to the non-renewal of a maintenance contract from an ongoing customer due to financial constraints driven by a severe natural disaster occurring in 2006.

For the six month period ended June 30, 2007, total revenues declined $260, or 23%, compared to total revenues of $1,149 in the corresponding prior year period. Product revenues decreased 13% or $83, and maintenance revenues decreased 34%, or $177, compared to the corresponding prior year period. The reduction in revenue reflects reduced royalties from our Asia Pacific channel partner and lower reported royalties from a major natural input/Jot customer compared to the six month period of the prior year. Maintenance revenue decreased 34% or $177 for the six months ended June 30, 2007 compared to the corresponding six month period of the prior year... The decrease was primarily due to the non-renewal of a maintenance contract discussed above for the three month period.

Cost of Sales

Cost of sales primarily includes amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues. Cost of sales increased $133, or 459%, to $162 for the three months ended June 30, 2007, compared to $29 in the prior year period. The increase is due to third party tablet sales and engineering labor for product development work completed in the second quarter. In addition, amortization of previously capitalized software development costs increased $29 to $94, compared to $65 in the prior year period.

For the six month period ended June 30, 2007, cost of sales increased $124 or 129%, compared to $96 in the prior year period. The increase over the comparable six month period is due to the reasons stated above. Cost of sales is expected to increase near term as capitalized engineering software development for new and existing products is completed and amortization begins.

 Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Operating expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance, and allocated facilities expenses. Research and development expenses decreased approximately 8%, or $12, for the three month period ended June 30, 2007 compared to the prior year period. There were no significant factors in the $12 decrease compared to the prior year period. Total costs, before capitalization of software development and other allocations, were $367 for the three month period ended June 30, 2007 compared to $405 in the prior year period.

For the six months ended June 30, 2007, research and development expenses decreased $166, or 39%, compared to the prior year period. The decrease is primarily due to reduced salaries and related expenses, resulting from the a cut back of two engineers and an increase in the amount of software development costs capitalized compared to the prior year period.

Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain at current levels.

Sales and Marketing Expenses

Sales and marketing expenses decreased 31% or $136, for the three month period ended June 30, 2007 compared to the prior year period. The decrease was attributable to reductions in salary and related expenses, including stock based compensation, resulting from the reduction of two sales persons and decreases in recruiting, advertising and marketing programs.

For the six month period ended June 30, 2007, sales and marketing expense decreased $222, or 28%, compared to the prior year period. The decrease is due primarily to the reasons discussed above for the change in the three month period.

The Company expects sales and marketing expenses will increase above the current levels in the near term due to planned increases in sales personnel.

General and Administrative Expenses

General and administrative expenses decreased 20%, or $132, for the three month period ended June 30, 2007, compared to the prior year period. The decrease was primarily due to reduced professional services expense and reductions in annual insurance premiums compared to the prior year period. These decreases were offset by an increase in the Company’s bad debt provision at June 30, 2007 of $5.

For the six month period ended June 30, 2007, general and administrative expenses decreased $160 or 14%, compared to the prior period. The decrease is primarily due to the reasons discussed above for the change in the three month period.

The Company anticipates that general and administrative expense will remain below the level of expense incurred in the prior year due to lower professional services and insurance expenses.

Interest income and other income, net

Interest income and other income (expense), net, decreased $10 and $26 to $4, for the three and six month periods ended June 30, 2007, from income of $14 and $30, respectively, in the prior year periods. The decrease is due to the reduced cash balance during the current periods compared to the prior year periods.

Interest expense

Interest expense increased 192%, or $50, to $76 for the three months ended June 30, 2007, compared to $26 in the prior year period. The increase was primarily due to the increase in debt financing completed in the first half of the current year and late in the prior year. (See Note 4 and 5 in the Condensed Consolidated Financial Statements of this Form 10-Q).

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Amortization of loan discount, which includes warrant and beneficial conversion feature costs, deferred financing costs, associated with the convertible notes and note and warrant purchase agreements increased 107% or $111 for the three month period ended June 30, 2007 compared to $104 in the prior year period and decreased $15 for the six month period ended June 30, 2007 as compared to $405 in the prior year period. The increase was primarily due to the increase in borrowings in 2007 The Company will amortize an additional $121 to interest expense over the remaining life of the convertible notes or sooner if the notes are converted before the due date. In addition the Company will amortize an additional $615 of warrant cost related to the note and warrant purchase agreements to interest expense over the remaining life of the notes.

Liquidity and Capital Resources

At June 30, 2007, cash and cash equivalents totaled $867 compared to cash and cash equivalents of $727 at December 31, 2006. The increase in cash was primarily due to cash provided from financing activities of $1,120. The increase was offset by $600 used for operating activities, capitalization of software development costs of $373, principal payments on capital lease obligations of $4 and the acquisition of property and equipment amounting to $3. Total current assets were $1,410 at June 30, 2007, compared to $1,319 at December 31, 2006. As of June 30, 2007, the Company's principal sources of funds included its cash and cash equivalents aggregating $867.

Accounts receivable decreased $4 over the six month period ended June 30, 2007, compared to the December 31, 2006 balance, due primarily to improved collections during the current three months ended June 30, 2007 of billed receivables. The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets decreased by $29 over the six month period ended June 30, 2007, compared to December 31, 2006, due primarily to expensing the prepayment fees for the Financial Services Technology Summit that was held in April 2007. Annual fees on maintenance and support costs added to prepaid expenses over the six month period ended June 30, 2007 were approximately equal to the quarterly amortization amounts.

Accounts payable increased $13 over the six months ended June 30, 2007, compared to December 31, 2006, due to professional fees related to the printing and mailing expense associated with the Company’s annual shareholders meeting. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution. Accrued compensation increased $38 over the six months ended June 30, 2007, compared to the prior December 31, 2006 balance. The increase is due primarily to the salary deferral by employees in an effort to ease the cash constraints on the Company. The accrued compensation balance may fluctuate due to increases or decreases in the number of personnel and utilization of or additional accruals to the accrued vacation balance.

Total current liabilities were $2,858 at June 30, 2007, compared to $2,135 at December 31, 2006. The increase is primarily due to the classification of $600 related party debt, net of the related unamortized fair value assigned to the warrants, due in May 2008 from long to short-term debt.

Deferred revenue, totaling $507 at June 30, 2007, compared to $404 at December 31, 2006, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives payment from its customers.

In November 2006, the Company entered into a $600 long-term debt agreement ( the “2006 Purchase Agreement”), of which $450 was borrowed from a stockholder of the Company owning approximately 7% of the Company’s outstanding shares of common stock (an “Affiliated Stockholder”) and the remaining $150 from an unrelated third party.

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

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

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “ February 2007 Purchase Agreement”) and a Registration Rights Agreement (the “February 2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder. The Company secured the right to borrow up to six hundred thousand dollars ($600). On March 15, 2007 the Company and the Affiliated Stockholder amended the February 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the February 2007 Purchase Agreement and 2006 Purchase Agreement are identical with the exception that the maximum number of warrants that may be issued under the February 2007 Purchase Agreement is 5,185 rather than 3,111. The warrants have a three year life commencing June 30, 2007 and become exercisable on that date. The warrants have an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock.

On March 30, 2007, and April 1, 2007 the Company borrowed $670 and $50 under the February 2007 Purchase Agreement of which $350 was borrowed from the Affiliated Stockholder and the remaining $370 from unrelated third parties. The proceeds were used for working capital purposes. The Company has ascribed a value of $359 to the 3,474 warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%. The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due August 30, 2008.

On June 15, 2007, The Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to one million dollars ($1,000). As of June 30, 2007, $400 had been borrowed under this facility. The Company used such proceeds and expects to use future proceeds of the financing for additional working capital. Pursuant to the June 2007 Purchase Agreement, upon each draw, the Company is required to issue one or more notes, payable within eighteen months after issuance, bearing interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The Company, upon drawing on the facility, is required to issue warrants to purchase shares of its common stock, the number to be determined by use of a formula known as the Cox-Rubenstein Model, which takes into account the volatility of the underlying stock, the risk free interest rate, dividend yield and exercise price. The exercise price of the warrants will be determined by the volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw. The warrants will include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

The June 2007 Purchase Agreement required the Company to draw $400 of the funds upon signing. Applying the formula described above, as of June 30, 2007, the Company has issued warrants to purchase 3,168 shares of its common stock at an exercise price of $0.25. The Company has ascribed a value of $187 to the warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%. As described above, the $400 note bears interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and is due December 30, 2008. No commitment fee is required to keep the remaining $600 of funds available.

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

The Company used a volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw to determine the $0.25 exercise price of the 3,168 warrants issued with the June 2007 Purchase Agreement. The calculation produces an exercise price less than the exercise price of the warrants associated with the convertible debt. This resulted in the Company having to reset both the conversion price of the convertible debt and the exercise price of the associated warrants. The Company reduced the conversion price of the convertible debt from $0.46 to $0.45. The effect of this re-pricing resulted in the Company incurring $12 of additional interest expense during the three and six month periods ended June 30, 2007. If all of the $1,382 remaining notes are converted to common stock, the Company will issue an additional 20 shares due to this price reset. The weighted average exercise price of the warrants associated with the convertible debt was reduced from $0.50 to $0.49, resulting in a reduction in gross proceeds if all of the warrants are exercised of $18.

Interest expense related to the note and warrant purchase agreements for the three and six month periods ended June 30, 2007, was $164 and $271, respectively, which includes related party interest of $107 and $196, respectively. Amortization of debt discount included in interest expense for the three and six month periods ended June 30, 2007 was $113 and $197, respectively, which includes amortization of related party discount of $74 and $147, respectively.

The Company has the following material commitments as of June, 2007:

	Payments due by period
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Short-term debt (1)	$1,382	$1,382	$-	$-	$-	$-	$-
Short-term debt related party (2)	600		600
Long-term debt related party (3)	1,120	-	1,120	-	-	-	-
Operating lease commitments (4)	1,184	128	264	272	280	240	-
Total contractual cash obligations	$4,286	$1,510	$1,984	$272	$280	$240	$-

1.
Short-term debt reported on the balance sheet is net of approximately $91 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.	Short-term debt related party reported on the balance sheet is net of approximately $169 in discounts representing the fair value of warrants issued to the investors.

3.	Long-term debt reported on the balance sheet is net of approximately $446 in discounts representing the fair value of warrants issued to the investors.

4.
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

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and six month periods ended June 30, 2007.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six month periods ended June 30, 2007 and 2006, foreign currency translation gains and losses were insignificant.

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

Part II-Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

For the three and six months ended June 30, 2007, there were no material changes in the risk factors discussed in the Company’s annual report on From 10-K.

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

Item 2. Unregistered Sale of Securities and Use of Proceeds

Information with respect to Item 2 is incorporated by reference to Exhibits 10.36, 10.37, 10.38, 10.39, and 10.40 of this Form 10-Q.

The securities referenced in the above Exhibits were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving any public offering. Each investor was an accredited investor, as such term is defined in 2(a)(15) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 25, 2007. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 100,831 shares, or 93.7% of the eligible outstanding Common Stock of the Company. Two proposals were voted upon by the stockholders. The proposals and the voting results are as follows:

Proposal 1

The four persons listed below received the most votes in favor of election at the annual meeting and, accordingly were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed.

Name	For
Guido DiGregorio	96,954
Louis P. Panetta	96,368
C. B. Sung	96,436
David E. Welch	94,530

Proposal 2

The voting on the proposal to amend the Company’s amended and restated certificate of incorporation to increase the number of common shares available for issuance from 125,000 to 155,000 was as follows:

	FOR	Against	Abstain
Shares voted	91,875	8,528	431
Percent of voted	91.1%	8.45%	0.42%
Percent of total	85.4%	7.92%	0.40%

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

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

3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
4.15	Form of Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K dated February 5, 2007.
4.16	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K dated February 5, 2007.
4.17	Form of Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K dated June 15, 2007.
4.18	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K dated June 15, 2007.
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

10.39
Form of Note and Warrant Purchase Agreement dated June 15, 2007, among Communication Intelligence Corporation and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K dated June 15, 2007.

10.40
Form of Registration Rights Agreement dated June 15, 2007, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K dated June 15, 2007.

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

Communication Intelligence Corporation
and Subsidiary
(in thousands, except per share ampunts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 14, 2007	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)