Form 10-Q
period 2007-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2007-11-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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

Number of shares outstanding of the registrant’s Common Stock, as of November 14, 2007: 129,057,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands)
	September 30	December 31
	2007	2006
Assets	Unaudited
Current assets:
Cash and cash equivalents	$3,240	$727
Accounts receivable, net of allowances of $447 and $397 at September 30, 2007 and December 31, respectively	404	487
Prepaid expenses and other current assets	108	105
Total current assets	3,752	1,319
Property and equipment, net	81	140
Patents	3,622	3,906
Capitalized software development costs	1,026	656
Deferred financing costs (Note 5)	7	75
Other assets	29	30
Total assets	$8,517	$6,126

Liabilities and Stockholders' Equity
Current liabilities:
Convertible notes, net of unamortized fair value assigned to beneficial conversion feature and warrants of $20 and $228 at September 30, 2007 and December 31, 2006, respectively (Note 4)	$1,362	$1,154
Short-term debt - including $770 to a related party, net of unamortized fair value assigned to warrants of $336 at September 30, 2007 (Note 5)	984	-
Accounts payable	119	72
Accrued compensation	326	236
Other accrued liabilities	415	269
Deferred revenue	705	404
Total current liabilities	3,911	2,135

Long-term debt - including $400 and $450 to a related party, net of unamortized fair value assigned to warrants of $145 and $266 at September 30, 2007 and December 31, 2006, respectively (Note 5)	255	334

Minority interest	67	73
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 0 outstanding at September 30, 2007 and December 31, 2006, respectively	-	-
Common stock, $.01 par value; 155,000 shares authorized; 129,057 shares issued and outstanding at September 30, 2007 and 125,000 shares authorized; 107,557 shares issued and outstanding at December 31, 2006	1,291	1,076
Additional paid-in capital	93,739	90,497
Accumulated deficit	(90,616)	(87,861)
Accumulated other comprehensive loss	(130)	(128)
Total stockholders' equity	4,284	3,584
Total liabilities and stockholders' equity	$8,517	$6,126

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Product	$275	$474	$818	$1,101
Maintenance	181	227	527	749

Total Revenues	456	701	1,345	1,850

Operating costs and expenses:

Cost of sales
Product	59	31	221	80
Maintenance	41	25	99	72
Research and development	86	212	346	638
Sales and marketing	365	463	922	1,242
General and administrative	510	488	1,508	1,646
Total operating costs and expenses	1,061	1,219	3,096	3,678

Loss from operations	(605)	(518)	(1,751)	(1,828)

Interest and other income (expense), net	4	9	9	39
Interest expense:
Related party (Note 5)	(46)	−	(95)	−
Other (Notes 4 and 5)	(42)	(70)	(116)	(126)
Amortization of loan discount and deferred financing:
Related party (Note 5)	(95)	−	(242)	−
Other (Notes 4 and 5)	(323)	(93)	(566)	(498)
Minority interest	2	3	6	8

Net loss	$(1,105)	$(669)	$(2,755)	$(2,405)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding, basic and diluted	111,530	107,557	108,891	107,312

                           The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Unaudited
(In thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2006	107,557	$1,076	$90,497	$(87,861)	$(128)	$3,584

Fair value of warrants issued in connection with short-term debt			359			359
Stock based employee compensation			24			24
Comprehensive loss:
Net loss				(807)		(807)
Foreign currency translation adjustment					(3)	(3)
Total comprehensive loss						(810)
Balances as of March 31, 2007	107,557	1,076	90,880	(88,668)	(131)	3,157

Fair value of warrants issued in connection with short-term debt			187			187
Stock based employee compensation			36			36
Adjustment to the fair value of beneficial conversion feature associated with the convertible notes (Note 5)			12			12
Comprehensive loss:
Net loss				(843)		(843)
Foreign currency translation adjustment					4	4
Total comprehensive loss						(839)
Balances as of June 30, 2007	107,557	1,076	91,115	(89,511)	(127)	2,553
Stock based employee compensation			47			47
Adjustment to the fair value of beneficial conversion feature associated with the convertible notes (Note 5)			190			190
Sale of common stock at approximately $0.14 per share net of related costs of $398	21,500	215	2,387			2,602
Comprehensive loss:
Net loss				(1,105)		(1,105)
Foreign currency translation adjustment					(3)	(3)
Total comprehensive loss						(1,108)
Balances as of September 30, 2007	129,057	$1,291	$93,739	$(90,616)	$(130)	$4,284

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,755)	$(2,405)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	588	420
Amortization of discount on convertible notes and Long-term debt	498	376
Amortization of discount on related party debt	242	-
Amortization of deferred financing costs	68	123
Loan commitment fee	-	46
Stock based employee compensation	107	145
Stock issued for services	-	6
Minority interest	(6)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	83	21
Prepaid expenses and other current assets	(3)	(29)
Accounts payable	47	(46)
Accrued compensation	90	(13)
Other accrued liabilities	154	(100)
Deferred revenue	301	(169)
Net cash used for operating activities	(586)	(1,633)

Cash flows from investing activities: Acquisition of property and equipment	(4)	(85)
Capitalized software development costs	(611)	(380)
Net cash used for investing activities	(615)	(465)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,120	-
Proceeds from the sale of common stock, net of related expenses	2,602	-
Principal payments on capital lease obligations	(5)	(8)
Net cash provided by (used for) financing activities	3,717	(8)
Effect of exchange rate changes on cash	(3)	28

Net increase (decrease) in cash and cash equivalents	2,513	(2,078)
Cash and cash equivalents at beginning of period	727	2,849
Cash and cash equivalents at end of period	$3,240	$771

Supplemental Disclosure of Non Cash Financing Activities
Convertible Notes converted to common stock	$	−		$461
Fair value of warrants issued in connection with short-term debt		$546	$	−
Supplemental disclosure of cash flow information
Interest paid		$133		$61

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at September 30, 2007, the Company’s accumulated deficit was approximately $90,600. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has primarily funded these losses through the sale of debt and equity securities.

There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 1. Interim financial statements and basis of presentation

1. Nature of business (continued)

Going Concern

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

Recent Pronouncements

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. There were no unrecognized tax benefits and, accordingly, there has been no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine month periods ended September 30, 2007.

2. Accounts receivable and revenue concentration

As of September 30, 2007, three customers accounted for 71% of net accounts receivable. LSI Title Company accounted for 14%, eCom Asia Pacific accounted for 24%, and PalmSource accounted for 33% of net accounts receivable. As of December 31, 2006, four customers accounted for 69% of net accounts receivable. Prudential Insurance Company accounted for 11%, eCom Asia Pacific accounted for 14%, IA Systems (pty) Ltd. accounted for 17% and Palm Source accounted for 27%.

Four customers accounted for 57% of total revenues for the three months ended September 30, 2007. American General Life accounted for 14%, LSI Title Company accounted for 11%, Wells Fargo Bank accounted for 12% and PalmSource accounted for 20%. For the three months ended September 30, 2006, three customers accounted for 53% of total revenues. Zones Corporate Solutions accounted for 14%, Sony Ericsson accounted for 16%, and PalmSource accounted for 23% of total revenue.

For the nine months ended September 30, 2007, two customers accounted for 44% of total revenue. Wells Fargo Bank accounted for 12%, and PalmSource accounted for 32% of total revenue. For the nine months ended September 30, 2006, two customers accounted for 38% of total revenue. State Farm Insurance Co. accounted for 10% and PalmSource accounted for 28% of total revenue.

For the three and nine months ended September 30, 2007, sales in the United States as a percentage of total sales were 89%, and 91%, respectively. For the three and nine months ended September 30, 2006, sales in the United States as a percentage of total sales were 77%, and 79%, respectively. For the three and nine months ended September 30, 2007, our export sales as a percentage of total revenues were approximately 11%, and 9%, respectively. For the three and nine months ended September 30, 2006, our export sales as a percentage of total revenues were approximately 23%, and 21%, respectively. Foreign sales are based on the countries to which our products are shipped.

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

Management recognizes that revenues have fluctuated based on comparable prior periods and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2006, and concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances which would affect that conclusion have changed through September 30, 2007, therefore, no impairment in the carrying values of the patents exists at September 30, 2007.

Amortization of patent costs was $95 and $285 for each of the three and nine month periods ended September 30, 2007 and 2006, respectively.

4.	Convertible Notes

The Company has convertible notes with an outstanding balance of $1,382 at September 30, 2007. During the nine month period ended September 30, 2007, the Company amortized to interest expense approximately $477 of the loan discount and deferred financing costs. The $477 included approximately $202 of additional discount due to the note holders as the result of the exercise price of new warrants issued to a related party and the private placement in September 2007 of 21,500 shares of the Company’s common stock resulting in a reduction in the conversion price from $0.46 to $0.41 per share (see Note 5 and Note 7). The balance due under the convertible notes is shown net of the remaining $20 of unamortized discount on the accompanying consolidated balance sheet. The Company offered the outstanding convertible note holders the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding in exchange for a two year extension of the note due date and termination of the conversion feature of the note. The warrants would have a three year life from the date of issuance and an exercise price equal to the closing price of the Company’s common stock on the date the warrants were issued. The new warrants would have registration rights similar to those of the current warrants. In October 2007, one note holder, with a principal balance of $117, accepted the offer with a modification to the exercise price of the warrants revised to the average of the 20 day volume weighted average price of the Company’s commons stock ending on October 25, 2007. The Company will issue 234 warrants to the investor on the terms discussed above. On October 26, 2007, the Company paid the remaining outstanding debt of $1,265 and accrued interest thereon.

Warrants to purchase 4,903 shares of common stock were issued in connection with the convertible debt. The placement agent received 1,271 warrants to purchase common stock and the note holders received warrants to purchase 3,632 shares of common stock. The warrants expire on October 28, 2009. At September 30, 2007, there are warrants outstanding to purchase 4,903 shares of common stock at a weighted average exercise price of $0.44 per share, adjusted for the reduction in conversion price and sale of common stock in a private placement discussed above. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 1. Interim financial statements and basis of presentation

4. Convertible Notes (continued)

exercise of the warrants. The placement agent will be paid approximately $28 in the aggregate if all of the investor warrants are exercised. The Company will receive additional proceeds of approximately $1,482, adjusted for the change in warrant exercise price, if all of the investor warrants are exercised.

Interest expense related to convertible debt, included in interest expense other, for the three and nine month periods ended September 30, 2007 was $24 and $73. For the three and nine month periods ended September 30, 2006, interest expense related to convertible debt, included in interest expense other, was $70 and $126.

Amortization of loan discount and deferred financing expense related to the convertible debt, for the three and nine month periods ended September 30, 2007 was $282 and $477, including $190 and $202 for re-pricing, respectively. For the three and nine month periods ended June 30, 2006, amortization of loan discount and deferred financing expense related to the convertible debt was $93 and $498.

5.	Debt

Current portion

In November 2006, the Company entered into a $600 long-term debt agreement (the “2006 Purchase Agreement”), of which $450 was borrowed from a stockholder of the Company owning approximately 7% of the Company’s outstanding shares of common stock (an “Affiliated Stockholder”) and the remaining $150 from an unrelated third party.

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

On March 30, 2007, and April 1, 2007 the Company borrowed $670 and $50 under the February 2007 Purchase Agreement of which $320 was borrowed from the Affiliated Stockholder and the remaining $400 from unrelated third parties. The proceeds were used for working capital purposes. The Company has ascribed a value of $359 to the 3,733 warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due September 30, 2008.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 1. Interim financial statements and basis of presentation

5.	Debt (continued)

Long term

On June 15, 2007, The Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to one million dollars ($1,000) from the Affiliated Stockholder. As of September 30, 2007, the Company had borrowed $400 under this facility. The Company used the proceeds of the financing for working capital purposes. Pursuant to the June 2007 Purchase Agreement, upon each draw the Company is required to issue one or more notes, payable within eighteen months after issuance, bearing interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The Company is required to issue warrants to purchase shares of its common stock, the number to be determined by use of a formula known as the Cox-Rubenstein Model, which takes into account the volatility of the underlying stock, the risk free interest rate, dividend yield and exercise price. The exercise price of the warrants will be determined by the volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw. The warrants will include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

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

The Company used a volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw to determine the $0.25 exercise price of the 3,168 warrants issued with the June 2007 Purchase Agreement. The calculation produces an exercise price less than the exercise price of the warrants associated with the convertible debt and less than the conversion price of such debt. This resulted in the Company having to reset both the conversion price of the convertible debt and the exercise price of the associated warrants. The Company reduced the conversion price of the convertible debt from $0.46 to $0.45. The effect of this re-pricing resulted in the Company incurring $190 and $202 of additional interest expense during the three and nine month periods ended September 30, 2007, respectively. The weighted average exercise price of the warrants associated with the convertible debt was reduced from $0.50 to $0.44, resulting in a reduction in gross proceeds if all of the warrants are exercised of $291.

Interest expense related to the note and warrant purchase agreements for the three and nine month periods ended September 30, 2007 was $65 and $139, respectively, which includes related party interest of $46 and $95, respectively. There was no related party interest during the comparable three and nine month periods in the prior year.

Amortization of debt discount related to the note and warrant purchase agreements included in interest expense for the three and nine month periods ended September 30, 2007 was $133 and $294, respectively, which includes amortization of related party discount of $95 and $242, respectively.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 1. Interim financial statements and basis of presentation

6.	Net (loss) per share

The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding. For the three and nine month periods ended September 30, 2007, 6,011 shares of common stock subject to outstanding options, 3,372 shares issuable upon the conversion of the convertible notes and 14,862 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive. For the three and nine month periods ended September 30, 2006, 6,221 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 4,850 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

7.	Common Stock

Stock Options

The Company has one stock-based employee compensation plan, (the "1999 Option Plan and individual plans jointly referred to as the Plans") and also grants options to employees, directors and consultants pursuant to individual plans. Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the nine months ended September 30, 2007 and 2006 was approximately 25.46% and 25.01%, respectively, based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine month periods ending September 30, 2007 and 2006.

Valuation and Expense Information under SFAS No. 123(R):

The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees and directors is amortized using the accrual method over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Three and Nine months Ended September 30, 2007	Three and Nine months Ended June 30, 2006
Risk free interest rate	3.65% - 5.11%	3.65% - 5.11%
Expected life (years)	3.19 -7.00	3.46 -7.00
Expected volatility	51.68% - 104.57%	101.8%
Expected dividends	None	None

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 1. Interim financial statements and basis of presentation

7. Common Stock

Stock Options (continued)

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) included in operating expenses for the three and nine months ended September 30, 2007 and 2006. There were 370 and 695 stock options granted during the three and nine months ended September 30, 2007 and no options were exercised. There were 675 and 844 stock options granted during the three and nine months ended June 30, 2006 and options to acquire 19 shares of the Company’s common stock were exercised by a consultant that were issued for services rendered.

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Research and development	$11	$8	$17	$42
Sales and marketing	17	26	54	65
General and administrative	3	6	11	17
Director options	16	−	25	21
Stock-based compensation expense	$47	$40	$107	$145

A summary of option activity under the Company’s Plans as of September 30, 2007 and 2006 is as follows:

	As of September 30,
	2007						2006
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	5,893	$0.69				8,591	$0.75
Granted	695	$0.21				1,269	$0.52
Exercised	−					(19)	$0.42
Forfeited or expired	(577)	$0.95				(3,620)	$0.71
Outstanding at June 30	6,011	$0.60	4.83	$	−	6,221	$0.73	5.2	$−
Vested and expected to vest at June 30	6,011	$0.60	4.83	$	−	5,586	$0.77	5.0	$−
Exercisable at June 30	5,261	$0.65	4.63	$	−	5,586	$0.77	5.0	$−

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 1. Interim financial statements and basis of presentation

7. Common Stock (continued)

Stock Options (continued)

The following tables summarize significant ranges of outstanding and exercisable options as of September 30, 2007:

	As of September 30, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.14 - $0.50	2,429	5.5	$0.32	1,702	$0.35
0.51 - 1 .00	3,341	4.6	$0.73	3,318	$0.73
1.01 - 2.00	176	2.2	$1.31	176	$1.31
2.01 - 3.00	50	0.1	$3.00	50	$3.00
3.01 - 7.50	15	2.7	$3.56	15	$3.56
	6,011	4.8	$0.63	5,261	$0.68

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2006:

	As of June 30, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.14 - $0.50	1,904	5.5	$0.38	1,421	$0.39
0.51 - 1.00	3,663	5.3	$0.73	3,511	$0.74
1.01 - 2.00	562	3.3	$1.51	562	$1.51
2.01 - 3.00	50	1.1	$3.00	50	$3.00
3.01 - 7.50	42	1.8	$3.42	42	$3.42
	6,221	5.2	$0.73	5,586	$0.77

There were 370 and 695 options granted during the three and nine months ended September 30, 2007. The per share weighted average fair value of options granted during the three and nine months ended September 30, 2007 was $0.21.

A summary of the status of the Company’s non-vested shares as of September 30, 2007 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	782	$0.22
Granted	695	$0.14
Vested and vested options cancelled	(727)	$0.25
Non-vested at September 30, 2007	750	$0.17

Communication Intelligence Corporation
and Subsidiary
(In thousands, except per share amounts)
FORM 10-Q

Item 1. Interim financial statements and basis of presentation

7. Common Stock (continued)

Stock Options (continued)

As of September 30, 2007, there was $54 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. The unrecognized compensation cost is expected to be realized over a weighted average period of 2.6 years.

Private placement of common stock

On August 24, 2007, the Company entered into a Securities Purchase and Registration Rights Agreement (the “August 2007 Purchase Agreement”) with Phoenix Venture Fund LLC (the “Purchaser”). On September 14, 2007, the transactions closed and the Company issued to the Purchaser 21,500 shares of the Company’s common stock (the “Shares”) at a price per share of approximately $0.14, for an aggregate purchase price of $3,000. An advisory fee of $250 was paid to the managing member of the Purchaser for services rendered in connection with the sale of the Shares and $40 to the Purchaser’s legal counsel for services associated with the financing transactions. The Company expects to use the proceeds of the sale of the Shares for payment of outstanding indebtedness and additional working capital. The Company is permitted under the terms of the Purchase Agreement to use up to $1,400 of the net proceeds to repay outstanding indebtedness. Under the August 2007 Purchase Agreement, so long as the Purchaser holds shares of common stock of the Company representing at least fifty-percent of the Shares purchased pursuant to the August 2007 Purchase Agreement and at least five-percent of the outstanding capital stock of the Company, the managing member of the Purchaser is entitled to a right of first offer to exclusively provide debt or equity financing to the Company prior to the Company’s pursuing debt or equity financing from another party, subject to certain conditions and exclusions. Additionally, provided the Purchaser meets the foregoing ownership requirements, the managing member of the Purchaser is permitted to designate up to two non-voting observers to attend meetings of the Company’s board of directors and, for a period of twenty-four months following the date a registration statement pertaining to the Shares is first declared effective by the Securities and Exchange Commission (the “Commission”), the Company is prohibited from selling or otherwise disposing of material properties, assets or rights of the Company without the consent of the managing member of the Purchaser.

The Company is obligated under the Purchase Agreement to use its best efforts to prepare and file with the Commission a registration statement covering the resale of the securities sold pursuant to the Purchase Agreement. The registration statement will provide for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and the Company must file the registration statement no later than November 15, 2007. The Company must also use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144(k). The Company is obligated to pay the costs and expenses of such registration, which is estimated to be $108.

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

Overview

The Company was incorporated in Delaware in October 1986. Except for 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2006, net losses aggregated approximately $11,600 and at December 31, 2006 the Company's accumulated deficit was approximately $87,900. At September 30, 2007, the Company’s accumulated deficit was approximately $90,600.

Total revenues for the quarter ended September 30, 2007 decreased 35%, or $245, compared to the prior year period. Total revenues for the nine months ended September 30, 2007, are approximately 27%, or $505 less than total revenues for the prior year period.

The Company received an additional order and cash of $350 in September 2007, with revenue recognition expected to occur in the fourth quarter. Although eSignature revenue continues to develop slower than expected, the Company believes, that the substantive sales related progress with targeted customers and the high level of formal proposal and quotation requests indicate an order trend consistent with an increasing orders pipeline capable of sustained quarterly profitability.

The Company received an additional order and cash of $350 in September 2007, with revenue recognition expected to occur in the fourth quarter. Although eSignature revenue continues to develop slower than expected, the Company believes, that the substantive sales related progress with targeted customers and the high level of formal proposal and quotation requests indicate an order trend consistent with an increasing orders pipeline capable of sustained quarterly profitability. For instance, key early adopter customers have now fully and successfully deployed their initial eSignature installations and are now actively functioning as reference accounts and engaging the Company in follow-on deployments. This is having a positive impact on sales activity with other end users. More importantly, it is driving license and teaming agreements with leading enterprise software solutions providers, which afford the Company the market access and sales coverage necessary to accelerate sustained sales growth. The timing of orders remains challenging and is still somewhat unpredictable; however, the Company believes it has built a strong pipeline that continues to grow. The Company believes the fundamentals are in place, the momentum is building and its efforts together with market adoption are reaching the critical mass required to achieve near term and sustained sales growth and profitability.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

The loss from operations for the nine months ended September 30, 2007 was $1,751, compared with a loss from operations of $1,828 in the prior year period. The Company continues to control its expenses, as evidenced by the 16% reduction in operating costs over the current nine months compared to the corresponding nine months of the prior year. The reduction in expenses is more fully discussed in the results of operations below.

The Company negotiated an additional $1,120 in credit facilities during the current nine months ended September 30, 2007 to aid in funding its operations. There is currently $600 in available credit. Interest expense will increase due to the increase in debt financing and the amortization of the fair value assigned to warrants issued with the new debt. (See Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q).

In September 2007, the Company completed for the sale of 21,500 shares of its common stock at approximately $0.14 per share aggregating $2,602 net of expenses. The cash will be used for working capital purposes and may be used to retire some or all of the Company’s convertible debt.

The Company offered the outstanding convertible note holders the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding in exchange for a two year extension of the note due date and termination of the conversion feature of the note. The warrants would have a three year life from the date of issuance and an exercise price equal to the closing price of the Company’s common stock on the date the warrants were issued. The new warrants would have registration rights similar to those of the current warrants. In October 2007, one note holder, with a principal balance of $117, accepted the offer with a modification to the exercise price of the warrants revised to the average of the 20 day volume weighted average price of the Company’s commons stock ending on October 25, 2007. The Company will issue 234 warrants to the investor on the terms discussed above. On October 26, 2007, the Company paid the remaining outstanding debt of $1,265 and accrued interest thereon.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Form 10-K.

Results of Operations

Revenues

Total revenue for the three months ended September 30, 2007 decreased $245, or 35%, compared to revenues of $701 in the corresponding prior year period. Product revenue reflects a 23% decrease in eSignature and a 53% decrease in natural input revenues compared to the prior year period. The decrease is primarily due to the relative size of orders between the comparable quarters and lower reported royalties from a major natural input/Jot customer. Maintenance revenue decreased 20%, or $46, for the three months ended September 30, 2007 compared to the prior year period. The decrease was primarily due to the non-renewal of a maintenance contract from an ongoing customer due to financial constraints driven by a severe natural disaster occurring in 2006.

For the nine month period ended September 30, 2007, total revenues decreased $505, or 27%, to $1,345 compared to total revenues of $1,850 in the corresponding prior year period. Product revenues decreased 26%, or $283, and maintenance revenues decreased 30%, or $222, compared to the corresponding prior year period. The reduction in product revenue reflects reduced royalties from our Asia Pacific channel partner and lower reported royalties from a major natural input/Jot customer compared to the nine month period of the prior year. The decrease in maintenance revenue for the nine months ended September 30, 2007 was primarily due to the non-renewal of a maintenance contract discussed above.

Cost of Sales

Cost of sales primarily includes amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues. Cost of sales increased $44, or 79%, to $100 for the three months ended September 30, 2007, compared to $56 in the prior year period. The increase is due to amortization of previously capitalized software development costs which increased $59, or 190%, to $90, compared to $31 in the prior year period.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

For the nine month period ended September 30, 2007, cost of sales increased $168, or 111%, to $320, compared to $152 in the prior year period. The increase over the comparable nine month period is due to the increase in third party hardware sold with the Company’s eSignature products and the increase in amortization of previously capitalized software development costs. Cost of sales is expected to increase near term due to the sale of third party hardware and as the capitalized software development for new and existing products are completed and amortization begins.

Operating expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance, and allocated facilities expenses. Research and development expenses decreased approximately 59%, or $126, for the three month period ended September 30, 2007 compared to the prior year period. The capitalization of software development costs during the three months ended September 30, 2007 was the significant factor in the decrease compared to the prior year period. Total costs, before capitalization of software development and other allocations, were $379 for the three month period ended September 30, 2007 compared to $403 in the prior year period. The decrease is primarily due to reduced salaries and related expenses, resulting from the a elimination of two engineers.

For the nine month period ended September 30, 2007, research and development expenses decreased $292, or 46%, compared to the prior year period. The reduction in expense is due to the reasons stated for the three month period above.

Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels.

Sales and Marketing Expenses

Sales and marketing expenses decreased 21%, or $98, for the three month period ended September 30, 2007 compared to the prior year period. The decrease was attributable to reductions in salary and related expenses, including stock based compensation, resulting from the reduction of two sales persons and decreases in recruiting, advertising and marketing programs.

For the nine month period ended September 30, 2007, sales and marketing expense decreased $320, or 26%, compared to the prior year period. The decrease is due primarily to the reasons discussed for the change in the three month period above.

The Company expects sales and marketing expenses will increase above the current levels in the near term due to increases in sales personnel during the third quarter just ended.

General and Administrative Expenses

General and administrative expenses increased 5%, or $22, for the three month period ended September 30, 2007 compared to the prior year period. The increase was primarily due to an increase in the Company’s bad debt provision during the three months ended September 30, 2007 of $38. This increase relates to some foreign receivables that have come into question due to the customer’s cash flow issues.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

For the nine month period ended September 30, 2007, general and administrative expenses decreased $138, or 8%, compared to the prior period. The decrease is primarily due to reductions in professional service and insurance expenses off set by the increase in the allowance for doubtful account provision discussed above.

The Company anticipates that general and administrative expense will remain below the level of expense incurred in the prior year due to lower professional services and insurance expenses.

Interest income and other income, net

Interest income and other income (expense), net, decreased $5 and $30 to $4 and $9, for the three and nine month periods ended September 30, 2007, from income of $9 and $39, respectively, in the prior year periods. The decrease is due to the reduced cash balance during the most of the current three and nine month periods ended September 30, 2007 compared to the prior year.

Interest expense

Interest expense related party increased $46 and $95, respectively, for the three and nine months ended September 30, 2007. There was no related party debt in the comparable periods in the prior year. Interest expense-other for the three month period ended September 30, 2007 decreased 40%, or $28, to $42 compared to $70 in the prior year period. The decrease was primarily due to conversion of a portion of the convertible debt in the first half of the prior year. For the nine months ended September 30, 2007, interest expense other decreased 8%, or $10, compared to the prior year period. The decrease in interest expense related to the reduction in the convertible debt balance discussed above was partially offset by new debt financing completed in the first two quarters of 2007 and the last quarter of 2006. (See Note 4 and 5 in the Condensed Consolidated Financial Statements of this Form 10-Q).

Amortization of loan discount and deferred financing expense-related party increased $95 and $242, respectively, for the three and nine months ended September 30, 2007. There was no related party debt in the comparable periods in the prior year.

Amortization of loan discount and deferred financing-other, which includes warrant, beneficial conversion feature and deferred financing costs, associated with the convertible notes and note and warrant purchase agreements, increased 247%, or $230, for the three month period ended September 30, 2007 compared to $93 in the prior year period. Amortization of loan discount and deferred financing-other for the nine month period ended September 30, 2007 increased 14%, or $68, to $566 as compared to $498 in the prior year period. The increase for the three and nine month periods ended September 30, 2007, was due to the increase in borrowings in 2007 and $202 of additional beneficial conversion feature costs due to a reduction in the conversion price of the convertible debt (See Note 4 and 5 in the Condensed Consolidated Financial Statements of this Form 10-Q).

The Company amortized an additional $27 to interest expense over the remaining life of the convertible notes through maturity on October 28, 2007 (Note 4).

In addition the Company will amortize an additional $481 of warrant cost related to the notes and warrant purchase agreements entered into between November 2006 and June 2007 to interest expense over the remaining life of the notes.

Liquidity and Capital Resources

At September 30, 2007, cash and cash equivalents totaled $3,240 compared to cash and cash equivalents of $727 at December 31, 2006. The increase in cash was primarily due to cash provided from financing activities of $3,722. The increase was offset by $586 used for operating activities, capitalization of software development costs of $611, principal payments on capital lease obligations of $5, the acquisition of property and equipment amounting to $4 and the effect of exchange rate changes on cash of $2. Total current assets were $3,752 at September 30, 2007, compared to $1,319 at December 31, 2006. As of September 30, 2007, the Company's principal sources of funds included its cash and cash equivalents aggregating $3,240.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Accounts receivable decreased $83 over the nine month period ended September 30, 2007 compared to the December 31, 2006 balance, due primarily to the reduction in sales and an increase of $51 in the allowance for doubtful accounts, over the nine months, due to cash flow problems of one of the Company’s customers. The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $3 over the nine month period ended September 30, 2007 compared to December 31, 2006. Annual fees on maintenance and support costs added to prepaid expenses over the nine month period ended September 30, 2007 were approximately equal to the quarterly amortization amounts.

Accounts payable increased $47 over the nine months ended September 30, 2007 compared to December 31, 2006, due to professional fees related to the preparation of the Company’s Registration Statement on Form S-1 related to the Securities Purchase and Registration Rights Agreement. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred. Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution. Accrued compensation increased $90 over the nine months ended September 30, 2007 compared to the prior December 31, 2006 balance. The increase is due primarily to the salary deferral by employees in an effort to ease the cash constraints on the Company. The accrued compensation balance may fluctuate due to increases or decreases in the number of personnel and utilization of or additional accruals to the accrued vacation balance.

Total current liabilities were $3,911 at September 30, 2007 compared to $2,135 at December 31, 2006. The increase is primarily due to the classification of $600 and $720 related party debt, net of the related unamortized fair value assigned to the warrants, due in May 2008 and September 2008, respectively, from long to short-term debt, and the amortization of debt discount on the convertible and related party notes.

Deferred revenue, totaling $705 at September 30, 2007 compared to $404 at December 31, 2006, primarily reflects advance payments for products and maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met. Maintenance revenues are recognized when earned or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives payment from its customers and products or services have not yet been delivered.

The Company offered the outstanding convertible note holders the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding in exchange for a two year extension of the note due date and termination of the conversion feature of the note. The warrants would have a three year life from the date of issuance and an exercise price equal to the closing price of the Company’s common stock on the date the warrants were issued. The new warrants would have registration rights similar to those of the current warrants. In October 2007, one note holder, with a principal balance of $117, accepted the offer with a modification to the exercise price of the warrants revised to the average of the 20 day volume weighted average price of the Company’s commons stock ending on October 25, 2007. The Company will issue 234 warrants to the investor on the terms discussed above. On October 26, 2007, the Company paid the remaining outstanding debt of $1,265 and accrued interest thereon.

In November 2006, the Company entered into a $600 long-term debt agreement ( the “2006 Purchase Agreement”), of which $450 was borrowed from a stockholder of the Company owning approximately 7% of the Company’s outstanding shares of common stock (an “Affiliated Stockholder”) and the remaining $150 from an unrelated third party.

The notes are due May 17, 2008, and bear interest at the rate of 15% per annum payable quarterly in cash. In connection with the notes, the lenders were granted warrants to purchase 3,111 shares of common stock. The warrants have a term of three years, commencing on September 30, 2007, and an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “ February 2007 Purchase Agreement”) and a Registration Rights Agreement (the “February 2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder. The Company secured the right to borrow up to six hundred thousand dollars ($600). On March 15, 2007, the Company and the Affiliated Stockholder amended the February 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the February 2007 Purchase Agreement and 2006 Purchase Agreement are identical with the exception that the maximum number of warrants that may be issued under the February 2007 Purchase Agreement is 5,185 rather than 3,111. The warrants have a three year life commencing June 30, 2007 and become exercisable on that date. The warrants have an exercise price of $0.51. The warrants include piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock.

On March 30, 2007, and April 1, 2007, the Company borrowed $670 and $50 under the February 2007 Purchase Agreement, of which $320 was borrowed from the Affiliated Stockholder and the remaining $400 from unrelated third parties. The proceeds were used for working capital purposes. The Company has ascribed a value of $359 to the 3,733 warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%. The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due August 30, 2008.

On June 15, 2007, The Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to one million dollars ($1,000). As of September 30, 2007, $400 had been borrowed under this facility. The Company used such proceeds of the financing for additional working capital. Pursuant to the June 2007 Purchase Agreement, upon each draw, the Company is required to issue one or more notes, payable within eighteen months after issuance, bearing interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The Company, upon drawing on the facility, is required to issue warrants to purchase shares of its common stock, the number to be determined by use of a formula known as the Cox-Rubenstein Model, which takes into account the volatility of the underlying stock, the risk free interest rate, dividend yield and exercise price. The exercise price of the warrants will be determined by the volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw. The warrants will include piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.

The June 2007 Purchase Agreement required the Company to draw $400 of the funds upon signing. Applying the formula described above, as of September 30, 2007, the Company has issued warrants to purchase 3,168 shares of its common stock at an exercise price of $0.25. The Company has ascribed a value of $187 to the warrants, issued as part of this borrowing, which is recorded as a discount to long-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan. The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%. As described above, the $400 note bears interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and is due December 30, 2008. No commitment fee is required to keep the remaining $600 of funds available.

The Company used a volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw to determine the $0.25 exercise price of the 3,168 warrants issued with the June 2007 Purchase Agreement. The calculation produces an exercise price less than the exercise price of the warrants associated with the convertible debt and less than the conversion price of such debt. This resulted in the Company having to reset both the conversion price of the convertible debt and the exercise price of the associated warrants. The Company reduced the conversion price of the convertible debt from $0.46 to $0.45. The effect of this re-pricing resulted in the Company incurring $189 of additional interest expense during the three and nine month periods ended September 30, 2007. If all of the $1,382 remaining notes are converted to common stock, the Company will issue an additional 380 shares due to this price reset. The weighted average exercise price of the warrants associated with the convertible debt was reduced from $0.50 to $0.44, resulting in a reduction in gross proceeds if all of the warrants are exercised of $291.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

On August 24, 2007, the Company entered into a Securities Purchase and Registration Rights Agreement (the “ August 2007 Purchase Agreement”) with Phoenix Venture Fund LLC (the “Purchaser”). On September 14, 2007 the Company issued to the Purchaser 21,500 shares of the Company’s common stock (the “Shares”) at a price per share of approximately $0.14, for an aggregate purchase price of $3,000. An advisory fee of $250 was paid to the managing member of the Purchaser for services rendered in connection with the sale of the Shares and $40 to the Purchaser’s legal council for services associated with the financing. The Company used $1,265 of the net proceeds of the sale of the shares to repay the remaining convertible debt excluding debt modified as discussed above. We expect to use the remaining net proceeds as additional working capital. The Company is permitted under the terms of the Purchase Agreement to use up to $1,400 of the net proceeds to repay outstanding indebtedness.

Under the Purchase Agreement, so long as the Purchaser holds shares of common stock of the Company representing at least fifty-percent of the Shares purchased pursuant to the Purchase Agreement and at least five-percent of the outstanding capital stock of the Company, the managing member of the Purchaser is entitled to a right of first offer to exclusively provide debt or equity financing to the Company prior to the Company’s pursuing debt or equity financing from another party, subject to certain conditions and exclusions. Additionally, provided the Purchaser meets the foregoing ownership requirements, the managing member of the Purchaser is permitted to designate up to two non-voting observers to attend meetings of the Company’s board of directors and, for a period of twenty-four months following the date a registration statement pertaining to the Shares is first declared effective by the Securities and Exchange Commission (the “Commission”), the Company is prohibited from selling or otherwise disposing of material properties, assets or rights of the Company without the consent of the managing member of the Purchaser.

The Company is obligated under the Purchase Agreement to use its best efforts to prepare and file with the Commission a registration statement covering the resale of the securities sold pursuant to the Purchase Agreement. The registration statement will provide for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and the Company was to file the registration statement no later than November 15, 2007. The Company must also use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144(k). The Company believes that it will be able to meet the November 15, 2007 filing date for the registration statement. The Company is obligated to pay the costs and expenses of such registration, which is estimated to be $108.

Interest expense related to the note and warrant purchase agreements for the three and nine month periods ended September 30, 2007, was $65 and $139, respectively, which includes related party interest of $46 and $95, respectively. Amortization of debt discount related to the note and warrant purchase agreements included in interest expense for the three and nine month periods ended September 30, 2007 was $133 and $294, respectively, which includes amortization of related party discount of $95 and $242, respectively.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

The Company has the following material commitments as of September, 2007:

		Payments due by period
	Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Short-term debt (1)		$1,382	$1,382	$-	$-	$-	$-	$-
Short-term debt related party (2)		1,320		1,320
Long-term debt related party (3)		400	-	400	-	-	-	-
Operating lease commitments (4)		1,120	64	264	272	280	240	-
Total contractual cash obligations		$4,222	$1,446	$1,984	$272	$280	$240	$-

1.
Short-term debt reported on the balance sheet is net of approximately $20 in discounts representing the fair value of warrants issued to the investors and the beneficial conversion feature associated with the convertible notes.

2.	Short-term debt related party reported on the balance sheet is net of approximately $336 in discounts representing the fair value of warrants issued to the investors.

3.	Long-term debt reported on the balance sheet is net of approximately $145 in discounts representing the fair value of warrants issued to the investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and nine month periods ended September 30, 2007.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine month periods ended September 30, 2007 and 2006, foreign currency translation gains and losses were insignificant.

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

Part II-Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

For the three and nine months ended September 30, 2007, there were no material changes in the risk factors discussed in the Company’s annual report on From 10-K.

Item 2. Unregistered Sale of Securities and Use of Proceeds

Information with respect to Item 2 is incorporated by reference to Exhibits 10.36, 10.37, 10.38, 10.39, 10.40 and 10.41 of this Form 10-Q.

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

10.41
Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, among Communication Intelligence Corporation and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K dated August 27, 2007.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 14, 2007	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)