Form 10-K
period 2007-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2008-03-12
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2007 was approximately $20,105,160 based on the closing sale price of $0.19 on such date, as reported by the Nasdaq Over-the-Counter Market. The number of shares of Common Stock outstanding as of the close of business on March 11, 2008 was 129,057,161.

COMMUNICATION INTELLIGENCE CORPORATION

___________

CIC® and its logo, Handwriter®, Jot®, iSign®, InkSnap®, InkTools®, RecoEcho®, Sign-On®, QuickNotes®, Sign-it®, WordComplete®, INKshrINK®, SigCheck®, SignatureOne® and The Power To Sign Online® are registered trademarks of the Company. HRS™, PenX™, and Speller™ are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

PART I
Item 1. Business

Unless otherwise stated all amounts in Parts I through Part IV are stated in thousands (“000s”).

General

Communication Intelligence Corporation was incorporated in Delaware in October 1986. Communication Intelligence Corporation and its joint venture (the “Company” or “CIC”) is a leading supplier of electronic signature solutions for business process automation in the financial industry as well as the recognized leader in biometric signature verification. CIC’s products enable companies to achieve truly paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms. To date, the Company has delivered biometric and electronic signature solutions to over 400 channel partners and end-user customers  worldwide representing hundreds of millions of electronic documents and well over 500 million electronic signatures. These deployments are primarily in the financial industry and include AIG/AGLA, Charles Schwab & Co., JP Morgan Chase, Prudential Financial, Inc., Snap-On-Credit, State Farm Insurance Co., Wells Fargo Bank, NA and World Financial Group. The Company provides the most comprehensive and scaleable electronic signature solutions based on over 20 years of experience and significant input from CIC’s valued financial industry client base. The Company is also a leading supplier of natural input/text entry software for handheld computers and smartphones. Major customers for natural input software are PalmSource and Sony Ericsson. CIC sells directly to enterprises and through system integrators, channel partners and OEMs. The Company is headquartered in Redwood Shores, California and has a joint venture, CICC, in Nanjing, China.

Revenue for the year ended December 31, 2007 was $2,145 compared to $2,342 for the year ended December 31, 2006. Revenue for 2007 was primarily attributable to Access Systems of Americas, Inc. (formerly PalmSource, Inc.), Advanced Computer Technology, AEGON/World Financial Group, AIG/AGLA, Bank of America, Charles Schwab & Co., eCom Asia Pacific, Fiserv/IntergraSys, IA Systems, Fidelity National Info Services/LSI, Misys Healthcare Systems, Oracle Corporation, Prudential Financial Inc., SnapOn Credit LLC, Sony Ericsson Corp., Tennessee Valley Authority, and Wells Fargo Bank NA.

Although 2007 revenue was essentially the same as 2006, fourth quarter revenue of $800 was up 75% over the prior quarter and up 63% over the corresponding prior year period. eSignature sales activity in the last half of 2007, as measured by the revenue potential reflected in the formal proposal and quotation requests, was at the highest level in the Company’s history. The Company experienced delays in closing several material orders in the last half of 2007, with negotiations still ongoing, and believes that the current pipeline and it’s growth rate has the sales potential for achieving and sustaining quarterly profitability. In October 2007, Frost & Sullivan awarded CIC the 2007 Global Frost & Sullivan Award for Market Leadership in the dynamic signature verification market. The Frost & Sullivan Award, the result of an in-depth analysis of the market by an experienced industry research team, speaks to the leadership and outstanding achievement CIC has exhibited in ‘Excellence in Best Practices’. This award is used to recognize companies that have achieved superior performance in areas including leadership, technological innovation, customer service and strategic product development for the Worldwide Signature Verification Market. Other industry specific studies by leading research firms including the 2004 IBG Biometrics and Signature Verification Market Report, the 2003 IMS Research Worldwide Market for Biometrics Report, and  2003 Frost & Sullivan Worldwide Signature Verification Market Study have acknowledged CIC as the market leader in product leadership, large scale deployments, and proven technology with proven ROI. In the third quarter, the Company closed a $3 million financing thereby strengthening CIC’s financial viability with top tier financial institutions and optimizing the objective of leveraging CIC’s leadership position into sustained sales growth.

The net loss for the year ended December 31, 2007 was $3,399 compared to $3,286 in the prior year. Non-cash charges to interest expense for deferred financing costs and loan discount amortization related to the convertible notes and short-term debt, un-related third party, increased $73 to $664 compared to $591 in the prior year. Non-cash Amortization of loan discount charged to interest expense associated with short-term debt related party increased $235 to $305 compared to $70 in the prior year. Operating expenses, including amortization of software development costs, decreased approximately 12%, or $561, from $4,899 at December 31, 2006 to $4,338 for the year ended December 31, 2007. The decrease in operating expense primarily reflects the increases in capitalization of software development costs related to product development and enhancements and decreases in sales and marketing and general and administrative expenses.

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

Products

Key products include the following:

SignatureOne
SignatureOne Profile Server is the server compliment to CIC's Sign-it software, which enables the real-time capture of electronic and digital signatures in various application environments. All user enrollment, authentication and transaction tracking in SignatureOne are based on data from the Sign-it client software.

iSign	A suite of application development tools for electronic signatures, biometric signature verification and cryptography for custom developed applications and web based development.
Sign-it
Multi-modal electronic signature software for common applications including; Microsoft Word, Adobe Acrobat, AutoDesk AutoCAD, web based applications using HTML, XML, & XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market.

Jot	Multi-lingual handwriting recognition software.

Products and upgrades that were introduced and first shipped in 2007 include the following:

SignatureOne™ Sign-it® v6.2 for Acrobat®
SignatureOne™ Sign-it® v6.2 for Acrobat® (Viewer)
SignatureOne™ Sign-it® v6.04 for Word
SignatureOne™ Sign-it® Tools v3.03 for Word
SignatureOne™ Sign-it® v3.1.0.1 for AutoCAD®
SignatureOne™ Sign-it® v3.1.0.2 for AutoCAD®
SignatureOne™ Sign-it® v4.0 for AutoCAD®
SignatureOne™ Sign-it® Tools v 4.0 for AutoCAD®
iSign® v4.3
SignatureOne™ Sign-it® XF v1.2
SignatureOne™ Sign-it® XF v1.3
SignatureOne™ Profile Server v2.01. SQL (WebSphere)
SignatureOne™ Sign-it® XF Runtime License

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

The Company believes that these patents provide a competitive advantage in the electronic signature and biometric signature verification markets. The Company believes the technologies covered by the patents are unique and allow it to produce superior products. The Company also believes these patents are very broad in their coverage. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality would infringe its patents. Moreover, because the majority of these patents do not expire for the next 5 to 11 years from the date of this report on Form 10-K, the Company believes that it has sufficient time to develop new related technologies, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time its patents will deter competitors from introducing competing products without creating substantially different technology or licensing or infringing its technology.

The Company has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Material Customers

Historically, the Company’s revenues have been derived from hundreds of customers, however, a significant percentage of the revenue has been attributable to a limited number of  customers.  For instance, four customers accounted for 57% of total revenues in 2007. Access Systems Americas, Inc. (formerly PalmSource, Inc.) accounted for 24%, Tennessee Valley Authority accounted for 10%, World Financial Group accounted for 13% and Wells Fargo Bank, NA accounted for 10%. One customer, PalmSource, Inc., accounted for 27% of total revenues in 2006. Two customers accounted for 41% of total revenues in 2005. Snap-On Credit Corporation accounted for 16% and PalmSource, Inc. accounted for 25%, respectively, of our 2005 revenues.

Seasonality of Business

The Company believes that its products are not subject to seasonal fluctuations.

Backlog

Backlog approximates $431 and $404 at December 31, 2007 and 2006, respectively, representing advanced payments on product and service maintenance agreements that are expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels. The technology-neutral nature of the laws and regulations related to what constitutes an “electronic signature” and CIC’s multi-modal enterprise-wide suite of products  causes the Company to compete with different companies depending upon the specific type of electronic signature sought by a prospective customer. Our principal competition for handwritten biometric signatures includes SoftPro, Wondernet, and low-end tablet vendors. CIC faces additional competition from primarily Silanis and DocuSign when the application is click-wrap, voice, fingerprint, password, and basic click sign technology.

Certain of the Company’s significant competitors in the natural input market segment include PenPower Group, Advanced Research Technology, Inc., and Decuma AB.

The Company believes that it has a competitive advantage, in part, due to CIC’s range of product offerings and patent portfolio. There can be no assurance, however, that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than our products or technologies, which could render our products or technologies obsolete or non-competitive.

Employees

As of December 31, 2007, the Company employed an aggregate of 25 full-time employees, 23 of which are in the United States and 2 of which are in China. The Company, as a strategy, has been focused for years on being at its core “lean and agile” while establishing long standing strategic relationships that allow the Company to rapidly access product development and deployment capabilities required to address virtually any business requirement. The company believes it has scalability to virtually any business requirement through existing agreements with specialized development teams (well versed in the area of signature technology and processes), mid-size vertical market IT services groups (with explicit knowledge of the intricacies of the financial services industry) and with tier one IT Services firms with virtually limitless resources available.  None of the Company’s employees are a party to a collective bargaining agreement.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2007, 2006, and 2005, the Company’s sales in the United States as a percentage of total sales were 92%, 81%, and 85%, respectively. For the years ended December 31, 2007, 2006, and 2005, the Company’s export sales as a percentage of total revenues were approximately 8%, 19%, and 15%, respectively. Foreign sales are based on the countries to which the Company’s products are shipped.  Long lived assets located in the United States were $4,714 and $4,702 for the years ended December 31, 2007 and 2006 respectively. Long lived assets located in China were $0 and $8 as of December 31, 2007 and 2006 respectively.

Segments

Prior to 2006, the Company reported in two segments. Due to the immateriality of the system integration segment the Company reclassified the operations into one segment.

Available Information

Our web site is located at www.cic.com. The information on or accessible through our web sites is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our web site as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Note Regarding Forward Looking Statements

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

Item 1A                       Risk Factors

Our auditors have raised substantial doubt about our ability to continue as a going concern without additional financing or the achievement of cash flow positive operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2007, the Company’s accumulated deficit was approximately $91,300. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities.

Operating losses may continue, which could adversely affect financial results from operations and stockholder value.

In each year since its inception, except for the year ended December 31, 2004, the Company incurred losses, which were significant in certain periods. For the five-year period ended December 31, 2007, those net losses aggregated approximately $11,441. At December 31, 2007, the accumulated deficit was approximately $91,300. While net income was recorded for the year ended December 31, 2004, there is no guarantee that the Company will be profitable in future years and it may incur substantial losses in the future, which could adversely affect stockholder value.

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

The Company’s revenues historically have been derived from hundreds of customers, however, a significant percentage of the revenue has been attributable to a limited number of customers. Our top customer accounted for 24% and 27% of revenues in the years ended December 31, 2007 and December 31, 2006, respectively.  The loss of any significant customer or other revenue source would have a material adverse effect on the Company’s revenues and profitability.

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

Certain provisions of the Delaware General Corporation Act and our charter may delay or prevent a merger, tender offer or proxy contest that is not approved by the Company’s Board of Directors, even if such events may be beneficial to the interests of stockholders. For example, the Company’s Board of Directors, without shareholder approval, has the authority and power to issue all authorized and unissued shares of common stock and preferred stock that have not otherwise been reserved for issuance. In addition, the Delaware General Corporation Law contains provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of the Company.

Resale by the holders of outstanding convertible notes and warrants, or by the holders of shares of our common stock entitled to registration rights applicable to those shares, could adversely affect the market price of our stock.

The holders of the warrants to purchase shares of our common stock may immediately sell the shares issued upon exercise of the warrants. In light of the Company’s historically low trading volume, such sales may adversely affect the price of the shares of the Company’s stock.  In addition, certain of our stockholders are entitled to registration rights, and the Company recently filed with the Securities and Exchange Commission a resale registration statement on Form S-1, which became effective on December 28, 2007.  The resale of the shares registered under the registration statement may be made at any time into the public trading market. In light of the historically low trading volume of our common stock, such sales or the perception that such sales may occur may adversely affect the price of the shares of our common stock.

Item 1B.                       Unresolved Staff Comments

As of the date of this report, the Company does not have any unresolved comments on our reports filed under the 1934 Act from staff of the Securities and Exchange Commission.

Item 2.                Properties

The Company leases its principal facilities, consisting of approximately 9,600 square feet, in Redwood Shores, California, pursuant to a lease that expires in 2011. The Company’s China-based joint venture leases approximately 392 square feet in Nanjing, China. The Company believes that its current facilities are suitable to continue operations in the foreseeable future.

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

		Sale Price Per Share
Year	Period	High	Low

2006	First Quarter	$0.53	$0.40
	Second Quarter	$0.50	$0.39
	Third Quarter	$0.41	$0.24
	Fourth Quarter	$0.30	$0.18
2007	First Quarter	$0.32	$0.20
	Second Quarter	$0.27	$0.13
	Third Quarter	$0.28	$0.15
	Fourth Quarter	$0.42	$0.20

As of March 10, 2008, the closing sale price of the Common Stock on the Nasdaq OTC was $0.19 per share and there were approximately 967 registered holders of the Common Stock.

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

All securities sold during 2007 by the Company were either previously reported on quarterly reports on Form 10-Qs filed with the Securities and Exchange Commission or sold pursuant to registration statements filed under the Securities Act of 1933, as amended.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Note 5 (“Stockholders Equity”) of the Notes to Consolidated Financial Statements for the Year Ended December 31, 2007, included on page F-20 on this report on Form 10-K.

The following graph compares the Company's cumulative five-year return on its common stock with a broad-based stock index and an index of peer companies selected by the Company. This performance graph compares the cumulative five-year returns on the common stock with the Nasdaq Computer and Data Processing Index and the Nasdaq Index.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$250
$200
$150
$100
$50
$0
2002
2003
2004
2005
2006
2007
Communication Intelligence Corporation
Nasdaq U.S. & Foreign Index
Nasdaq Computer & Data Processing Index

Total Return to Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		2003	2004	2005	2006	2007
Communication Intelligence Corporation		5.71	60.81	-27.73	-52.33	9.76
Nasdaq U.S. & Foreign Index		50.36	8.41	2.20	10.27	9.92
Nasdaq Computer & Data Processing Index		28.15	12.45	7.52	12.73	20.69

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	2002	2003	2004	2005	2006	2007
Communication Intelligence Corporation	100	105.71	170.00	122.86	58.57	64.29
Nasdaq U.S. & Foreign Index	100	150.36	163.00	166.58	183.68	201.91
Nasdaq Computer & Data Processing Index	100	128.15	144.10	154.94	174.66	210.79

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of December 31, 2007, 2006, 2005, 2004, and 2003 and for each of the years in the five-year period ended December 31, 2007 are derived from the audited consolidated financial statements of the Company. The consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, are included in Item 8 of this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's audited financial statements and the notes thereto and other portions of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$2,145	$2,342	$3,121	$7,284	$3,034
Research and development expenses(1)	476	817	1,144	1,187	1,302
Sales and marketing expenses	1,276	1,658	1,240	1,306	905
General and administrative expenses	2,061	2,174	2,173	2,483	2,219
Income (loss) from operations	(2,193)	(2,557)	(1,584)	2,255	(2,157)
Net income (loss)	$(3,399)	$(3,286)	$(4,031)	$1,620	$(2,345)
Basic and diluted income (loss) per share	$(0.03)	$(0.03)	$(0.04)	$0.02	$(0.02)

		As of December 31,
	2007	2006	2005	2004	2003
		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$1,144	$727	$2,849	$4,736	$1,039
Working capital(2)	(867)	(816)	2,258	4,068	(2,895)
Total assets	6,475	6,126	8,466	10,819	7,215
Deferred revenue	431	404	557	458	165
Long-term obligations (3)	96	334	1,169	1,790	13
Stockholders' equity (4)	3,781	3,584	5,856	7,531	2,187
___________
(1)
Excludes software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 of $788 at December 31, 2007, $510 at December 31, 2006, $299 at December 31, 2005, and $32 at December 31, 2004, respectively. No software development costs were capitalized in the year ended December 31, 2003.

(2)	Current liabilities used to calculate working capital at December 31, 2007, 2006, 2005, 2004, and 2003 include deferred revenue of $431, $404, $557, $458, and $165, respectively.

(3)
Long-term debt is net of the unamortized fair value assigned to warrants of $21 at December 31, 2007 and $266 for related-party debt at December 31, 2006.  Long-term debt is net of the unamortized debt discount related to convertible debt of $674, and $2,410 at December 31, 2005 and 2004.

(4)	The Company has never paid dividends to the holders of its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. The following discussion relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including, the Risk Factors discussed in Item 1A hereof. We cannot guarantee future results, levels of activity, performance or achievements. Except as otherwise required under applicable law, we disclaim any obligation to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise stated herein, all figures in this Item 7, other than price per share data, are stated in thousands (“000s”).

Overview and Recent Developments

The Company is a supplier of electronic signature solutions for business process automation in the financial industry and a supplier of biometric signature verification technology.  The Company’s products enable companies to achieve paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms. The Company was initially incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2007, operating losses aggregated approximately $6,200 and at December 31, 2007, the Company's accumulated deficit was approximately $91,300.

Revenues decreased 8% for the year ended December 31, 2007, to $2,145, compared to the year ended December 31, 2006. Although 2007 revenue was essentially the same as 2006, fourth quarter revenue of $800 was up 75% over the prior quarter and up 63% over the corresponding prior year period. eSignature sales activity in the last half of 2007, as measured by the revenue potential reflected in the formal proposal & quotation requests, was at the highest level in the Company’s history. The Company experienced delays in closing several material orders in the last half of 2007, with negotiations still ongoing, and believes that the current pipeline and it’s growth rate  has the sales potential for achieving and sustaining quarterly profitability. In October 2007, Frost & Sullivan awarded CIC the 2007 Global Frost & Sullivan Award for Market Leadership in the dynamic signature verification market. The Frost & Sullivan Award, the result of an in-depth analysis of the market by an experienced industry research team, speaks to the leadership and outstanding achievement CIC has exhibited in ‘Excellence in Best Practices.’  This award is used to recognize companies that have achieved superior performance in areas including leadership, technological innovation, customer service and strategic product development for the Worldwide Signature Verification Market. In the third quarter, the Company closed a $3 million financing thereby strengthening CIC’s financial viability with top tier financial institutions and optimizing the objective of leveraging CIC’s leadership position into sustained sales growth.

The net loss for the twelve months ended December 31, 2007 was $3,399 compared to $3,286 in the prior year. Non-cash charges to interest expense for deferred financing costs and loan discount amortization related to the convertible notes and short-term debt, un-related third party increased $73 to $664 compared to $591 in the prior year. Non-cash amortization of loan discount charged to interest expense associated with short-term debt, related party increased $235 to $305 compared to $70 in the prior year. Operating expenses, including amortization of software development costs, decreased approximately 12%, or $561, from $4,899 at December 31, 2006 to $4,338 for the year ended December 31, 2007. The decrease in operating expense primarily reflects the increases in capitalization of software development costs related to product development and enhancements and decreases in sales and marketing and general and administrative expenses.

The Company negotiated an additional $1,120 in credit facilities during the twelve months ended December 31, 2007 to aid in funding operations. Interest expense has increased due to the increase in debt financing and the amortization of the fair value assigned to warrants issued with the new debt. See Note 4 to the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

In September 2007, pursuant to a Securities Purchase and Registration Rights Agreement dated August 24, 2007, or the “August 2007 Purchase Agreement”, the Company completed the sale of 21,500 shares of its common stock at approximately $0.14 per share, aggregating $2,602 net of expenses. In October 2007, the Company used a portion of the proceeds of the sale of the shares for payment of $1,265 of outstanding indebtedness payable to holders of notes due October 28, 2007.

In October 2007, the Company offered the holders of outstanding convertible notes due October 28, 2007 the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding, in exchange for a two year extension of the note due date and termination of the conversion feature of the note. The new warrants have a three year life from the date of issuance. The new warrants are entitled to registration rights similar to those of the warrants that were originally issued in connection with the notes due October 28, 2007. In October 2007, pursuant to a Debt Restructuring Agreement, one note holder owning a note with a principal balance of $117 accepted the offer with an exercise price of the warrants equal to the volume weighted average price of the Company’s common stock for the twenty day period ending on October 25, 2007, which was $0.293 per share. The Company issued 234 warrants to the investor on the terms discussed above. On October 26, 2007, the Company paid the remaining outstanding principal amount of the notes due October 28, 2007 of $1,265 and accrued interest thereon.

New Accounting Pronouncements

See Note 1, Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenues and expenses reported for each period presented are affected by these estimates and assumptions that are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, fair value of financial instruments, software development costs, research and development costs, foreign currency translation and net operating loss carryforwards. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company’s management in the preparation of the consolidated financial statements.

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

Long-lived assets: The Company performs intangible asset impairment analyses on a quarterly basis in accordance with the guidance in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” ("SFAS No. 142") and Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS No. 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affect its patents, the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment at least annually in order to determine whether the book value exceeds the fair value for each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

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

The Company obtained an independent valuation from Strategic Equity Group of the carrying value of its patents as of December 31, 2005.  The Company believes that the biometric market potential identified in current year market research has improved over the data used to validate the carrying value of the Company’s patents at the end of 2005.  Management updated this analysis at December 31, 2007 and believes that that no impairment of the carrying value of the patents exists at December 31, 2007.

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

Software Development Costs: Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The annual amortization is the greater of (a) the straight-line amortization over the estimated useful life not to exceed three years or (b) the amount based on the ratio of current revenues to anticipated future revenues. The Company capitalized software development costs of $788, $510 and $299 for the years ended December 31, 2007, 2006 and 2005.

Research and Development Costs:  Research and development costs are charged to expense as incurred.

Share-based compensation: Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the years ended December 31, 2007 and 2006 were approximately 27.90% and 25.01%, respectively. For the years ended December 31, 2007 and 2006, stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005. Share based payment awards issued but not yet vested as of December 31, 2005 are valued in accordance with the pro forma provisions of SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Foreign Currency Translation: The Company considers the functional currency of the Joint Venture to be the respective local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss" in the Company’s consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the end of the period, except for long-term assets and liabilities that are translated at historical exchange rates. Revenue and expense accounts are translated at the average exchange rates in effect during each period. Net foreign currency transaction gains and losses are included as components of "interest income and other income (expense), net" in the Company's consolidated statements of operations. Due to the stability of the currency in China, and limited transactions in the respective periods, net foreign currency transaction gains and losses were not material for the year ended December 31, 2007, 2006 and 2005, respectively.

Net Operating Loss Carryforwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2007 of approximately $30 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment. Prior to 2006, the Company reported in two segments. Due to the immateriality of the system integration segment the Company reclassified the operations into one segment.

Results of Operations – Years Ended December 31, 2007 and December 31, 2006

Revenues

Total revenue for the year ended December 31, 2007 decreased $197, or 8%, compared to revenues of $2,342 in the prior year.  Product revenue reflects a 23% or $170 increase in eSignature and a 22% or $149 decrease in natural input revenues compared to the prior year.  The increase is primarily due to the relative size of orders between the comparable years offset by lower reported royalties from a major natural input/Jot customer. Maintenance revenue decreased 24%, or $218, for year ended December 31, 2007 compared to the prior year period. The decrease was primarily due to the non-renewal of a maintenance contract from an ongoing customer due to financial constraints driven by a severe natural disaster occurring in 2006.

In addition, the Company has experienced the need to extend and enhance its product offerings to serve various eSignature applications as the market matures.  This included multi-model signings, web based offerings, call centers, server side and hosted solutions.  Although this product evolution is consistent with the transition from a developing market to market take-off, 2006 and 2007 revenue was negatively impacted by the delay in large follow-on rollout-type deployments from our installed base of initial deployments especially with top-tier early adopter financial institutions.  The Company believes it has maintained and enhanced its product and competitive leadership. Although 2007 revenue was essentially the same as 2006, fourth quarter revenue of $800 was up 75 % over the prior quarter and up 63% over the corresponding prior year period. eSignature sales activity in the last half of 2007, as measured by the revenue potential reflected in the formal proposal and quotation requests, was at the highest level in the Company’s history. The Company experienced delays in closing several material orders in the last half of 2007, with negotiations still ongoing, and believes that the current pipeline and it’s growth rate  has the sales potential for achieving and sustaining quarterly profitability.

Cost of Sales

Cost of sales increased 110% or $275, for the twelve months ended December 31, 2007, compared to $250 in the prior year. The increase is primarily due to the third party hardware costs for hardware sold as part of our eSignature solution software and increased amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues.  Direct engineering costs associated with development contracts and proof of concept orders decreased approximately $38 to $56, compared to $94 in the prior year. Cost of sales is expected to increase near term as capitalized engineering software development for new and existing products is completed and products are released.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased approximately 42%, or $341, for the year ended December 31, 2007 compared to the prior year.  Research and development expenses consist primarily of salaries and related costs, outside engineering as required, maintenance items, and allocated facilities expenses.  The most significant factor contributing to the $341 decrease was the increase in software development costs capitalized during 2007 compared to the prior year.  In addition salaries and related expenses decreased 11% compared to the prior year due to the elimination of two engineering personnel late in 2006 and early in 2007. The expense of the estimated fair value of stock options that vested in 2007 required under SFAS 123(R), (see Critical Accounting Policies “Share-Based Compensation”) decreased 67% or $36, for the year ended December 31, 2007. The decrease was due to fewer options vesting in the current year period. Total expenses, before capitalization of software development costs and other allocations was $1,057 for the year ended December 31, 2007 compared to $1,619 in the prior year.  Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain consistent with the 2007 amount in the near term.

Sales and Marketing Expenses

Sales and marketing expenses decreased 23% or $382,for the twelve months ended December 31, 2007, compared to the prior year. The decrease was primarily attributable to a decrease in salary and related expense, including stock based compensation, resulting from the reduction of two marketing personnel. In addition advertising and marketing programs and participation at trade shows decreased compared to the prior year. Engineering allocated expense in support of sales related communications and customer demonstration activities including the trade shows and exhibits was also reduced. The Company expects sales and marketing expenses to remain consistent in the near term.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2007 decreased 5% or $113, compared to the prior year. Salaries and related expense including stock based compensation were consistent with the prior year. Professional services, insurance and allocated expenses were reduced due completion of our web-site in 2006, renegotiation of the Company’s office lease and reductions in annual insurance premiums.  These favorable trends were offset by increases in the Company’s allowance for doubtful accounts. The Company anticipates that general and administrative expense will remain consistent over the near term.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, decreased $69 to an expense of $26, compared to the prior year. The decrease is due to the reduced cash balances during the most of the current year, disposal of fixed assets and inventory by the joint venture and the affect of exchange rate changes on cash compared to the prior year.

Interest Expense

Interest expense related party increased $124 to $135 for the year ended December 31, 2007, compared to $11 in the prior year. The increase was due to two additional financing in March/April 2007 and June of 2007. Interest expense-other for the year ended December 31, 2007 increased 42%, or $44, to $149, compared to $105 in the prior year period.  The increase was primarily due to March/April 2007 financings mentioned above.  See Notes 4 and 5 in the Consolidated Financial Statements of this report on Form 10-K.

Amortization of loan discount and deferred financing expense-related party increased $235 for the year ended December 31, 2007.  The increase was primarily due to amortization of the additional warrant costs issued with the new debt mentioned above.

Amortization of loan discount and deferred financing-other, which includes warrant, beneficial conversion feature and deferred financing costs, associated with the convertible notes and the note and warrant purchase agreements, increased 12%, or $73, for the year ended December 31, 2007 compared to $591 in the prior year period. The increase was due to the increase in borrowings in 2007 and $202 of additional beneficial conversion feature costs due to a reduction in the conversion price of the convertible debt. See Note 3 and 4 in the Consolidated Financial Statements of this report on Form 10-K.

The Company will amortize an additional $371 of warrant cost related to the note and warrant purchase agreements entered into between November 2006 and October 2007 to interest expense through October 2009.

Results of Operations - Years Ended December 31, 2006 and December 31, 2005

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

In addition, the Company has experienced the need to extend and enhance its product offerings to serve various eSignature applications as the market matures.  This included multi-model signings, web based offerings, call centers, server side and hosted solutions.  Although this product evolution is consistent with the transition from a developing market to market take-off, 2006 revenue was negatively impacted by the delay in large follow-on rollout-type deployments from our installed base of initial deployments especially with top-tier early adopter financial institutions. The Company believes it has maintained and enhanced its product and competitive as evidenced by follow-on orders from top-tier early adopters as well as new orders from new top-tier customers received late last year and in the first quarter of 2007.

Revenues from our Jot OEM’s including maintenance declined 29% or $308, to $746, compared to the prior year, primarily due to a lower number of units shipped by OEM’s.  The Company anticipates that its Jot revenues will remain at levels consistent with 2006 for the near term.

Cost of Sales

Cost of sales increased 69% or $102, for the twelve months ended December 31, 2006, compared to the prior year period. The increase is primarily due to increased amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues.  Direct engineering costs associated with development contracts and proof of concepts orders increased approximately $9 to $94, compared to the prior year. Cost of sales is expected to increase near term as capitalized engineering software development for new and existing products is completed and products are released.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased approximately 29%, or $327, for the year ended December 31, 2006 compared to the prior year.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factors in the $327 decrease were the reduction in the use of outside engineering services and the increase in of software development costs capitalized during 2006 compared to the prior year.  Facilities and allocated expenses were down from the prior year but were offset by the expensing of the estimated fair value of stock options that vested in 2006 required under SFAS 123(R), (see Critical Accounting Policies “Share-Based Compensation”).  Total expenses, before capitalization of software development costs and other allocations was $1,628 for the year ended December 31, 2006 compared to $1,144 in the prior year.

Sales and Marketing Expenses

Sales and marketing expenses increased 34% or $418,for the twelve months ended December 31, 2006, compared to the prior year. The increase was primarily attributable to an increase in salary related expense, including stock based compensation, resulting from the addition of two sales persons, and increases in advertising and marketing programs including increased participation at trade shows and related exhibit and marketing collateral expenses and the redesign of our website all aimed at increasing revenue generation through increased market awareness and sales coverage. In addition, there was an increase in engineering allocated expense in support of sales related communications and customer demonstration activities including the trade shows and exhibits.

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

Interest Expense

Interest expense decreased 44%, or $92, to $116 for the year ended December 31, 2006 compared to $208 in the prior year period. The decrease was primarily due to reductions in the amount of debt as the result of conversions of the outstanding notes into shares of common stock See Note 3 in the Consolidated Financial Statements of this Form 10-K.

Amortization of loan discount, which includes warrant and beneficial conversion feature costs, and deferred financing costs, associated with the convertible notes decreased 74%, or $1,684, to $591 for the year ended December 31, 2006 compared to $2,275 in the prior year. The decrease was primarily due to the amortization of the loan discount and deferred financing costs related the conversion of $2,782 of the convertible notes over the prior 24 months.  As of December 31, 2006, the Company was required to amortize an additional $303 to interest expense over the remaining life of the convertible notes or sooner if the notes are converted before the due date.

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2007 totaled $1,144, compared to cash and cash equivalents of $727 at December 31, 2006. This increase is primarily attributable to $2,452 provided by financing activities and $40 as a result of exchange rate changes.  These amounts were offset by $1,261 used by operations and $814 used in investing activities.

The cash used by operations was primarily due to a net loss of $3,399. Other net changes in operating assets and liabilities amounted to proceeds of $252.  The cash used in operations was offset by depreciation and amortization of $857, amortization of the loan discount, deferred financing and warrant costs of $969, and stock based employee compensation of $130.

The cash used in investing activities of $814 was primarily due to the capitalized software development costs of $788 and the acquisition of office and computer equipment of $26.

Proceeds from financing activities consisted primarily of $2,602 in net proceeds from the sale of common stock through a private placement and $1,120 in proceeds from short term debt with a related party (see “Financing” below). The proceeds from the sale of common stock and short-term notes were offset by the payment of convertible notes amounting to $1,265 and $5 in payments on capital lease obligations.

Accounts receivable decreased 7%, or $35, to $452 at December 31, 2007, compared to $487 at December 31, 2006. Accounts receivable at December 31, 2007 and 2006 are net of $117 and $397, respectively, in reserves provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2007 were 63% higher than 2006 due to recognition of deferred revenues. The Company expects that there will be fluctuations in accounts receivable in the foreseeable future due to volumes and timing of revenues from quarter to quarter.

The deferred financing costs were completely written off during 2007. The deferred financing costs are associated with the November 2004 financing (see “Financing” below).

Prepaid expenses and other current assets increased 29%, or $30, to $135 at December 31, 2007 compared to $105 at December 31, 2006.  The increase is primarily due the timing of the billings of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable increased 87%, or $63, primarily due to expenses associated with the preparation and filing of a Registration Statement on Form S-1 required by the sale of common stock in a private placement effected in fiscal 2007.

Other current liabilities, which include deferred revenue of $431 and the related party notes of $1,370, becoming due in May, September and December of 2008, were $2,463 at December 31, 2007, compared to $2,063 at December 31, 2006, a net increase of $400. Deferred revenue increased $27, to $431, at December 31, 2007, compared to $404 at December 31, 2006.  The increase in current liabilities is due to primarily to the reclassification of the related party notes from long-term to short-term at December 31, 2007.

Financing

August 2007 Private Placement

On August 24, 2007, the Company entered into a Securities Purchase and Registration Rights Agreement (the “August 2007 Purchase Agreement”) with Phoenix Venture Fund LLC (the “Purchaser”). On September 14, 2007, the transactions closed and the Company issued to the Purchaser 21,500 shares of the Company’s common stock (the “Shares”) at a price per share of approximately $0.14, for an aggregate purchase price of $3,000. An advisory fee of $250 was paid to the managing member of the Purchaser for services rendered in connection with the sale of the Shares and $61 to the Purchaser’s legal counsel for services associated with the financing transactions.  In addition the Company paid $87 in professional fees associated with the sale of the shares. The Company used the proceeds of the sale of the Shares for payment of outstanding indebtedness and additional working capital. The Company was permitted under the terms of the Purchase Agreement to use up to $1,400 of the net proceeds to repay outstanding indebtedness. Under the August 2007 Purchase Agreement, so long as the Purchaser holds shares of common stock of the Company representing at least fifty-percent of the Shares purchased pursuant to the August 2007 Purchase Agreement and at least five-percent of the outstanding capital stock of the Company, the managing member of the Purchaser is entitled to a right of first offer to exclusively provide debt or equity financing to the Company prior to the Company’s pursuing debt or equity financing from another party, subject to certain conditions and exclusions. Additionally, provided the Purchaser meets the foregoing ownership requirements, the managing member of the Purchaser is permitted to designate up to two non-voting observers to attend meetings of the Company’s board of directors and, for a period of twenty-four months following the date a registration statement pertaining to the Shares is first declared effective by the Securities and Exchange Commission (the “Commission”), the Company is prohibited from selling or otherwise disposing of material properties, assets or rights of the Company without the consent of the managing member of the Purchaser.

The Company was obligated under the Purchase Agreement to use its best efforts to prepare and file with the Commission a registration statement covering the resale of the securities sold pursuant to the Purchase Agreement. The registration statement provides for the offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Company filed the registration statement on November 15, 2007, and an amended registration statement on December 20, 2007. The revised registration statement was declared effective on December 28, 2007. The Company must also use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144(k). The Company was obligated to pay the costs and expenses of such registration, which were $147.

The August 2007 Purchase Agreement provides for certain registration rights whereby the Company could be required to make liquidated damages payments if a registration statement is not filed or declared effective by the SEC within a specified time frame and if after being declared effect the registration statement is not kept effective. The Company filed the registration statement within the required time frame and it is currently effective.  Should the Company fail to keep the registration statement effective, it will upon that event and each thirty days thereafter until the registration statement is again effective, be subject to making payments to the Purchaser in an amount equal to one and a half percent (1.5%) of the greater of: (i) the weighted average market price of the Shares during such 30-day period, or (ii) the market price of the Shares five (5) days after the closing (the “Closing Market Price”), until the registration statement is again declared effective, or as to any Shares, until such Shares can be sold in a single transaction pursuant to SEC Rule144; provided, however, that the liquidated damages amount under this provision shall be paid in cash and the total amount of payments shall not exceed, when aggregated with all such payments, ten percent (10%) of the Closing Market Price. The Company has not recorded a liability in connection with the liquidated damages provisions of the August 2007 Purchase Agreement because it believes that it is not probable that an event will occur which will trigger a liquidated damages payment under the agreement.

Note Financings

On June 15, 2007, The Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to one million dollars ($1,000) from the Affiliated Shareholder through December 31, 2007. Pursuant to the June 2007 Purchase Agreement the Company issued two notes aggregating $400, due December 30, 2008. The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The Company used the proceeds of the financing for working capital purposes.

In connection with the June 2007 Purchase agreement, the Company issued 3,168 warrants to purchase shares of its common stock at an exercise price of $0.25. The exercise price of the warrants was determined by the volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw. The number of warrants issued was determined by use of a formula known as the Cox-Rubenstein Model, which takes into account the volatility of the underlying stock, the risk free interest rate, dividend yield and exercise price. The Company has ascribed a value of $188 to the warrants, issued as part of this borrowing, which is recorded as a discount to short-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%. The warrants included piggyback registration rights and were included in the Company’s Registration Statement on Form S-1, which was declared effective on December 28, 2007.

The Company’s use of a volume weighted average pricing model to determine the $0.25 exercise price of the warrants issued with the June 2007 Purchase Agreement produced an exercise price less than the exercise price of the warrants associated with the convertible debt and less than the conversion price of such debt. This resulted in the Company having to reset both the conversion price of the convertible debt, from $0.46 to $0.45, and the exercise price of the associated warrants. The weighted average exercise price of the warrants associated with the convertible debt was reduced from $0.50 to $0.44, resulting in a reduction in gross proceeds if all of the warrants are exercised of $291.  The Company reduced the conversion price of the convertible debt from $0.46 to $0.45.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “February 2007 Purchase Agreement”) aggregating $600, and a Registration Rights Agreement (the “February 2007 Registration Rights Agreement”), each dated as of February 5, 2007, with an affiliated stockholder. On March 15, 2007 the Company and the affiliated stockholder amended the February 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. On March 30, 2007, and April 1, 2007 the Company borrowed $670 and $50 under the February 2007 Purchase Agreement of which $320 was borrowed from the affiliated stockholder and the remaining $400 from unrelated third parties. The proceeds were used for working capital purposes.  The Company issued 3,733 warrants associated with this borrowing. The warrants have a three year life beginning June 30, 2007, and have an exercise price of $0.51. The Company has ascribed a value of $359 to the warrants, which is recorded as a discount to short-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due September 30, 2008. The warrants included piggyback registration rights and were included in the Company’s Registration Statement on Form S-1, which was declared effective on December 28, 2007.

In August 2006, the Company entered into a Note and Warrant Purchase Agreement (the “2006 Purchase Agreement”) and a Registration Rights Agreement (the “2006 Registration Rights Agreement”) with an affiliated  stockholder, each dated as of August 10, 2006.  The Company secured the right to borrow up to six hundred thousand dollars. On November 19, 2006 the Company borrowed the $600 available under the 2006 Purchase Agreement, $450 from the Affiliated Shareholder and $150 from an unrelated third party.  The Company used the proceeds of the financing for additional working capital. The note is due May 17, 2008 and bears interest at the rate of 15% per annum payable quarterly in cash.

In addition, the Company issued warrants to purchase 3,111 of the Company’s common stock.  The warrants issued in exchange for the $600 have a term of three years and an exercise price of $0.51. The Company has ascribed a value of $336 to the warrants, which was recorded as a discount to debt in the balance sheet and will be amortized to interest expense over the life of the loan.  The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%. The warrants included piggyback registration rights and were included in the Company’s Registration Statement on Form S-1, which was declared effective on December 28, 2007.

During the year ended December 31, 2007 and 2006, the Company amortized to interest expense approximately $463 and $77 of the loan discount associated with the August 2006 and the February and June 2007 Note and Warrant Purchase agreements, respectively.  The balance due under the short-term debt is shown net of the remaining $350 unamortized discount on the accompanying consolidated balance sheet.

During the year ended December 31, 2007 and 2006 interest expense associated with the note and warrant purchase agreements was $203 and $11, respectively

In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the “2004 Purchase Agreement”) and a Registration Rights Agreement (the “2004 Registration Rights Agreement, each dated as of October 28, 2004). The Purchase Agreement did not require the Company to deliver registered shares upon exercise of the warrants. However, the Company was required to file a registration statement providing for the resale of the shares that were issuable upon the conversion of the notes and the exercise of the warrants.  The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The conversion right and liquidated damage clause contained in the 2004 Purchase Agreement was analyzed under paragraphs 6 and 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and  EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine its proper classification in the Company’s balance sheet and to determine that no liquidated damages existed.

The 2004 financing discussed above, involved a combination of debt and equity, closing November 2, 2004. The proceeds to the Company under the 2004 Purchase Agreement were approximately $3,885, net of $310 in commissions and legal expenses.  H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent.  As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, were paid in cash.  The Company has used the proceeds of the financing for working capital. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company had ascribed the value of $421 to the Wainwright warrants, which was recorded as deferred financing costs in the balance sheet at December 31, 2004.

Under the terms of the 2004 Purchase Agreement, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share.  The notes accrued interest at the rate of 7% per annum, payable semi-annually, and were convertible into shares of the Company’s common stock at the rate of $0.462 per share.  The Company ascribed a value of $982 to the investor warrants, which was recorded as a discount to notes payable in the balance sheet.  The Company expensed $202 of additional discount due the note holders as the result of the issuance of new warrants in the short-term transaction and in a private placement with an exercise price less than the note holders. The reduced exercise price of the new warrants resulting in the reduction of the conversion price of the note holder warrants from $0.46 to $0.41 per share.

The fair value ascribed to the Wainwright and investor warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%.  In addition to the fair value ascribed to the warrants, the Company had ascribed $1,569 to the beneficial conversion feature in the convertible notes, which was recorded as a discount to notes payable in the balance sheet.  The values ascribed to the warrants and beneficial conversion feature followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force.  The fair value of the warrants and beneficial conversion feature was amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method.  During the year ended December 31, 2007, the Company had amortized to interest expense approximately $303, of the loan discount and deferred financing costs. There were no note conversions during the year ended December 31, 2007.

The Company offered the outstanding convertible note holders the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding in exchange for a two year extension of the note due date and termination of the conversion feature of the note.  The warrants would have a three year life from the date of issuance and an exercise price equal to the closing price of the Company’s common stock on the date the warrants were issued. The new warrants would have registration rights similar to those of the current warrants. In October 2007, one note holder, with a principal balance of $117, accepted the offer with a modification to the exercise price of the warrants revised to the average of the 20 day volume weighted average price of the Company’s commons stock ending on October 25, 2007. The Company issued 234 warrants to the investor on the terms discussed above. On October 26, 2007, the Company paid the remaining outstanding debt of $1,265 and accrued interest thereon.

The warrants issued under the 2004 Purchase Agreement expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants.  At December 31, 2007, there are warrants outstanding to purchase 4,903 shares of common stock at a weighted average exercise price of $0.44 per share, adjusted for the reduction in conversion price and sale of common stock in a private placement discussed above. The placement agent will be paid approximately $28 in the aggregate if all of the investor warrants are exercised.  The Company will receive additional proceeds of approximately $1,482, adjusted for the change in warrant exercise price, if all of the investor warrants are exercised.

The unamortized balance of the related deferred financing costs at December 31, 2007 and 2006 was $0 and $75, respectively.

Contractual Obligations

The Company had the following material commitments as of December 31, 2007:

	Payments due by period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Short-term debt related party (1)	$1,720	$1,720	$–	$–	$–	$–	$–
Long-term debt (2)	117	–	117	–	–	–	–
Operating lease commitments (3)	1,056	264	272	280	240	–	–
Total contractual cash obligations	$2,893	$1,984	$389	$280	$240	$–	$–

1.
Short-term debt reported on the balance sheet is net of approximately $350 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings. Short-term debt includes $1,170 due to a related party.

2.	Long-term debt reported on the balance sheet is net of approximately $21 in discounts representing the fair value of warrants issued to the investors.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

As of December 31, 2007, the Company leased facilities in the United States and China totaling approximately 10,100 square feet. The Company’s rental expense for the years ended December 31, 2007, 2006, and 2005, was approximately $333, $299, and $401, respectively. In December 2005 the Company extended its existing lease in Redwood Shores an additional 60 months. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year.  The Company believes the leased offices in the United States and China will be adequate for the Company’s needs over the term of the leases.

As of December 31, 2007, the Company's principal source of liquidity was its cash and cash equivalents of $1,144.  With the exception of 2004, in each year since the Company’s inception the Company has incurred losses. The Company believes that its current cash and resources, together with the expected revenue levels, will provide sufficient funds for planned operations for at least the next twelve months. However, if the Company is unable to generate adequate cash flow from sales or if expenditures required to achieve the Company’s plans are greater than expected the Company may need to obtain additional funds or reduce discretionary spending. There can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. As a result of this uncertainty, our auditors have expressed substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2007.

Foreign Currency Risk. The Company operates a joint venture in China and from time to time makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2007 and 2006, and  for each of the years in the three-year period ended December 31, 2007 begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.Controls and Procedures

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its internal controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended.  In making this assessment, the Company’s management used the criteria established in “Internal Control, Integrated Framework” issued by the Committee Sponsoring Organization of the Treadway Commission (COSO). As of December 31, 2007, and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal controls and procedures are effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth certain information concerning the Directors:

Name	Age	Year First Elected or Appointed

Guido D. DiGregorio	69	1997
Garry Meyer (5)	58	2007
Louis P. Panetta (1), (2), (3), (4)	58	2000
Chien-Bor Sung (1), (2), (3), (4)	82	1986
David E. Welch (1), (4)	61	2004

1. Member of the Audit Committee (Chairman David E. Welch)
2. Member of the Finance Committee (Chairman Chien-Bor. Sung)
3. Member of the Compensation Committee (Chairman Louis P. Panetta)
4. Member of the Nominating Committee (Chairman Chien-Bor Sung)
5. Member of the Best Practices Committee

The business experience of each of the directors for at least the past five years includes the following:

Guido D. DiGregorio was elected Chairman of the Board in February 2002, Chief Executive Officer in June 1999 and President & Chief Operating Officer in November 1997. Mr. DiGregorio began his career with General Electric, from 1966 to 1986, where after successive promotions in product development, sales, strategic marketing and venture management assignments, he rose to the position of General Manager of an industrial automation business. Prior to joining CIC, Mr. DiGregorio was recruited as CEO of several companies to position those businesses for sustained sales and earnings growth. Those companies include Exide Electronics, Maxitron Corp., Proxim and Display Technologies Inc.

Garry S. Meyer was elected a director in November 2007. Dr. Meyer has more than 25 years of experience in the financial services industry, and is currently a Principal of GSMeyer & Associates LLC, a private equity and technology consulting firm. From 2006 to 2007, he was the Chief Information Officer of Agency and Personal Markets at Liberty Mutual Insurance. From 1998 to 2006, Dr. Meyer was Senior Vice President & Global IT Quality Leader for General Electric. At General Electric he developed and implemented a strategy of core technology platforms and methods to enable leverage in multiple businesses and was a key contributor to LEAN Six Sigma new product introductions and best practice processes. Previously, Dr. Meyer was Managing Director, Trusted Services at SafeNet, Vice President at Marsh & McLennan, Principal & CIO at Smart Card International, Inc., Director, Information Technology at Citicorp POS Information Services, Inc., and Vice President, Management Information System at Standard & Poor’s. Dr. Meyer holds a M.S. in electrical engineering and computer science from the Massachusetts Institute of Technology (M.I.T.), a B.S. and Ph.D. from the State University of New York, and is certified in Six Sigma.

Louis P. Panetta was elected a director of the Company in October 2000. Mr. Panetta is currently the principal of Louis Panetta Consulting, a management consulting firm, and also teaches at the school of business at California State University, Monterey Bay. He served as Vice President-Client Services for Valley Oak Systems from September 2003 to December 2003. From November 2001 to September 2003 Mr. Panetta was a member of the Board of Directors of Active Link. He was Vice President of Marketing and Investor Relations with Mobility Concepts, Inc. (a wireless Systems Integrator), a subsidiary of Active Link Communications from February 2001 to April 2003. He was President and Chief Operating Officer of PortableLife.com (eCommerce products provider) from September 1999 to October 2000 and President and Chief Executive Officer of Fujitsu Personal Systems (a computer manufacturer) from December 1992 to September 1999. From 1995 to 1999, Mr. Panetta served on the Board of Directors of Fujitsu Personal Systems. Mr. Panetta’s prior positions include Vice President-Sales for Novell, Inc. (the leading supplier of LAN network software) and Director-Product Marketing for Grid Systems (a leading supplier of Laptop & Pen Based Computers).

C.B. Sung was elected a director of the Company in 1986.  Mr. Sung has been the Chairman and Chief Executive Officer of Unison Group, Inc. (a multi-national corporation involved in manufacturing, computer systems, international investment and trade) since 1986 and Unison Pacific Corporation since 1979. Unison Group manages investment funds specializing in China-related businesses and is a pioneer in investing in China. Mr. Sung’s background includes over twenty years in various US high technology operating assignments during which time he rose to the position of Corporate Vice President-Engineering & Development for the Bendix Corporation. Mr. Sung was recently acknowledged and honored for his contributions by his native China (PRC) with a documentary produced by China’s National TV focusing on his life and career as an entrepreneurial scholar, successful US hi technology executive and for his pioneering and continuing work in fostering capital investment and economic growth between the US and China.  He has been a member of the Board of Directors of Capital Investment of Hawaii, Inc., since 1985, and serves on the Board of Directors of several private companies and non-profit organizations.

David E. Welch was elected a director in March 2004 and serves as the financial expert on the Audit Committee. From July 2002 to present Mr. Welch has been the  principal of David E. Welch Consulting, a financial consulting firm, Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002.  Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998.  Mr. Welch is a member of the Board of Directors of Security With Advanced Technology, Inc. and AspenBio Pharma, Inc.  Mr. Welch is a Certified Public Accountant licensed in the state of Colorado.

Executive Officers

The following table sets forth the name and age of each executive officer of the Company, or named executive officers, and all positions and offices of the Company presently held by each of them.

Name	Age	Positions Currently Held

Guido D. DiGregorio	69	Chairman of the Board, Chief Executive Officer and President
Francis V. Dane	56	Chief Legal Officer, Secretary and Chief Financial Officer
Russel L. Davis	43	Chief Technology Officer & Vice President, Product Development
The business experience of each of the executive officers for at least the past five years includes the following:

Guido D. DiGregorio– see above under the heading “Directors and Executive Officers of the Company – Directors.”

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, referred to as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer, our principal financial and accounting officer, and our Chief product officer. A copy of the Code of Business Conduct and Ethics is posted on the Company’s web site, at www.cic.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis (in dollars)

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

Mr. DiGregorio, the Company’s Chief Executive Officer, President and Chairman currently has a salary of $285,000. This level of compensation falls within peer ranges according to information obtained from PayScale and SalarySource in December 2006. Mr. DiGregorio’s salary was brought to its current level in September of 2005, when it was increased from $250,000, representing the first increase in his salary since 2002 when he assumed the positions of Chairman and CEO in addition to his position as President.  This consolidation of positions eliminated approximately $150,000 in annual salary expense that the previous Chairman had been receiving.  However, this saving, although significant, was not the driving factor in determining Mr. DiGregorio’s salary.  The September 2005, 2006 and 2007 evaluation  (during which Mr. DiGregorio declined any increase, again, in order to ease cash constraints) by the Compensation Committee reflects, Mr. DiGregorio’s leadership in the face of adversity, which has resulted in CIC being recognized for its leadership in the developing eSignature market, most recently as the recipient of the 2007 Frost & Sullivan Market Leadership Award for the Worldwide Dynamic Signature Verifications Market and in the 2003 Frost & Sullivan Growth Strategy Leadership Award which CIC received for demonstrating outstanding ability to expand despite difficult market conditions.  Other industry specific  studies by leading research firms including the 2004 IBG Biometrics and Signature Verification  Market Report, and the 2003 IMS Research Worldwide Market for Biometrics Report, have acknowledged CIC as the market leader in product leadership, large scale deployments, and proven technology with proven ROI.

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

Mr. Dane’s current annual salary is $160,000. In December 1997, Mr. Dane became the Company’s Chief Legal Officer. In September of 2001, upon the resignation of the Company’s then Chief Financial Officer (“CFO”), Mr. Dane assumed the position of Acting CFO at a salary increase of $12,000. This consolidation of positions eliminated the former CFO’s salary of $125,000 and resulted in Mr. Dane’s salary being increased from $96,000 to $130,000 in July of 2002 when he accepted the position of CFO, in addition to his position of Chief Legal Officer. In June of 2004, Mr. Dane’s salary was increased to $145,000. Mr. Dane’s salary was increased to its current level in October of 2005. This increase was based upon the same factors taken into account in determining the CEO’s increase at that time, as discussed above.

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

The Company does not have any guidelines or policies with respect to stock ownership by its management, except for its Insider Trading Policy.

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

Long-Term Incentive Program. The Committee believes that the use of stock options as a means of compensation provides an incentive for executives and aligns their interests with those of the stockholders. All employees, officers and directors are eligible to receive stock options under the Company's 1999 Stock Option Plan. Additionally from time to time the board grants non-qualified options outside of the 1999 Stock Option Plan, referred to as Individual Plans (the “Individual Plans”).  The terms of grants under the Individual Plans are typically identical to grants made under the 1999 Stock Option Plan and the stock option agreements under the Individual Plans are typically in the same form as those used for options granted under the 1999 Stock Option Plan.  The Company does not grant or issue restricted stock or other equity-based incentives.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2007 with management. Based on such review and discussions, the Compensation Committee recommended to the board that the CD&A be included in this annual report on Form 10-K for the year ended December 31, 2007.
By the Compensation Committee:

Louis P. Panetta
Chien-Bor Sung

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guido DiGregorio President & CEO	2007 2006 2005 2004	200,000(1) 285,000(1) 322,875(1) 250,334(1)	− − − −	− − − −	− − 502,732 −	− − − −	− − − −	9,486 9,072 8,885 9,037	209,486 294,072 834,492 259,371
Frank Dane CLO & CFO	2007 2006 2005 2004	160,000 160,000 146,643 138,125	− − − −	− − − −	1,875 7,400 64,604 13,295	− − − −	− − − −	− − − −	161,875 167,400 211,247 151,420
Russel Davis CTO	2007 2006 2005(3)	165,000 165,000 48,303	− − −	− − −	− − 225,425	− − −	− − −	− − −	165,000 165,000 273,728

(1)  Mr. DiGregorio's salary was increased in February 2002 to $250,000.  In 2003 and 2004, Mr. DiGregorio voluntarily deferred approximately $70,000 in salary payments tease cash flow requirements.  Mr. DiGregorio was paid his deferred salary from 2003 and 2004 of approximately $70,000 and $70,000 in January 2004 and 2005, respectively. In September of 2005, Mr. DiGregorio’s salary was increased to $285,000. As of December 2007, $85,000 of his 2007 salary has been deferred in order to ease cash constraints on the Company.

(2)  On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to officers, employees and directors is calculated using the Black-Scholes option pricing model. Mr. DiGregorio has 1,950,000 options that are vested and exercisable within sixty days of December 31, 2007.  Mr. Dane has 443,943 options that are vested and exercisable within sixty days of December 31, 2007. Mr. Davis has 500,000 options that are vested and exercisable within sixty days of December 31, 2007. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 6 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

(3)  Mr. Davis commenced his employment with the Company on August 31, 2005.

There are no employment agreements with any named executives, either written or oral.  All employment is at will.

Grants of Plan Based Awards

The board of directors approves awards under the Company’s 1999 Stock Option Plan and awards that are outside of the 1999 Stock Option Plan (“Individual Plans’). There were no awards made to our named executive officers under our 1999 Stock Option Plan or otherwise during fiscal years 2007 and 2006 as the boards review indicated that the number of options held by each named executive officer at that time were adequate to satisfy the long term goal underlying the granting of options in prior years.

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

Incentive and non-qualified options under the 1999 Option Plan may be granted to employees, officers, and consultants of the Company.  There are 4,000 shares of common stock authorized for issuance under the 1999 Option Plan. The options generally have a seven year life and vest quarterly over three years. As of December 31, 2007, options to acquire 3,747 shares of common stock were outstanding under the 1999 Option Plan and options to acquire 3,174 shares of common stock were exercisable with a weighted average exercise price of $0.55 per share. At December 31, 2007, there were 72 shares available for future grants under the 1999 Option Plan.

The Company has issued non-plan options to its employees and directors pursuant to Individual Plans.  As of December 31, 2007, options to acquire 2,289 shares under such Individual Plans were outstanding and 2,190 were exercisable with a weighted average exercise price of $0.63 per share.

Outstanding Equity Awards at Fiscal 2007 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (4)	Option Expiration Date (5)
Guido DiGregorio, President & CEO (1)	250,000 425,000 1,275,000	− − −	$0.79 $0.39 $0.75	2009 2012 2012
Frank Dane, CLO & CFO (2)	100,000 100,000 100,000 35,985 107,958	− − − − −	$0.79 $0.33 $0.55 $0.39 $0.75	2009 2010 2011 2012 2012
Russel Davis, CIO (3)	125,000 375,000	− −	$0.57 $0.75	2012 2012

(1)    Mr. DiGregorio options vested as follows: 250,000 options vested prorata quarterly over three years; 425,000 options vested on the date of grant; and 1,275,000 options vested on the date of grant.

(2)    Mr. Dane's options vested as follows: 100,000 options vested prorata quarterly over three years; 100,000 options vested prorata quarterly over three years; 100,000 options vested prorata quarterly over three years; 35,985 options vested on the date of grant; and 107,958 options vested on the date of grant.

(3)    Mr. Davis’s options vested as follows: 125,000 options vested on the date of grant; and 375,000 options vested on the date of grant.

(4)    Mr. DiGregorio holds options to acquire 250,000 shares granted under the 1999 Option Plan and options to acquire 1,700,000 shares under Individual Plans. Mr. Dane holds 300,000 options to acquire shares granted under the 1999 Option Plan and options to acquire 143,943 shares granted under Individual Plans. Mr. Davis holds options to acquire 500,000 shares granted under the 1999 Option Plan.

(5)            All options granted will expire seven years from the date of grant, subject to continuous employment with the Company.

Option Exercises and Stock Vested

In 2007, no stock options were exercised and 33,320 options to purchase stock granted to Mr. Dane vested during the period.  The Company does not grant or issue restricted stock or other equity-based incentives.

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

Employee Benefit Plans

The Company’s employees, including its executive officers, are entitled to various employee benefits. These benefits include medical and dental care plans, flexible spending accounts for healthcare; life and accidental death and dismemberment, long–term disability insurance, and a 401(k) plan.

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

In June 2007, Louis Panetta, C. B. Sung and David Welch were each granted immediately exercisable non-qualified options to purchase 25,000 shares of common stock at an exercise price of $0.18 per share (the then current market price of the Company’s stock), which options expire on June 25, 2014.

In September 2007 Mr. Panetta was granted immediately exercisable non-qualified options to purchase 50,000 shares of common stock at an exercise price of $0.22 per share (the then current market price of the Company’s stock), which options expire on September 25, 2014.

In December Garry Meyer was appointed to the Company’s Board of Directors.  Upon his appointment, Mr. Meyer was granted immediately exercisable non-qualified options to purchase 50,000 shares of common stock at an exercise price of $0.25 per share (the then current market price of the Company’s stock), which options expire on December 11, 2014.

The following table sets forth a summary of the compensation paid to our directors during 2006.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Garry Meyer (1)	$1,000	$	−	$8,170	$	−	$	−	$	−	$9,170
Louis P. Panetta (2)	$3,000	$	−	$10,173	$	−	$	−	$	−	$13,173
C. B. Sung (3)	$3,000	$	−	$2,898	$	−	$	−	$	−	$5,898
David E. Welch (4)	$3,000	$	−	$2,898	$	−	$	−	$	−	$5,898

1. Mr. Meyer holds options to acquire 50,000 shares of stock at December 31, 2007, all of which were vested.
2. Mr. Panetta holds options to acquire 253,125 shares of stock at December 31, 2007, all of which were vested.
3. Mr. Sung holds options to acquire 226,190 shares of stock at December 31, 2007, all of which were vested.
4. Mr. Welch holds options to acquire 125,000 shares of stock at December 31, 2006, all of which were vested.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.  Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o Communication Intelligence Corporation, 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065-1413.

	Common Stock
Name of Beneficial Owner	Number of Shares**	Percent of Class**
Guido DiGregorio (1)	2,093,900	1.62%
C. B. Sung (2)	1,860,610	1.44%
Louis P. Panetta (3)	253,125	*
David E. Welch, (4)	150,000	*
Garry Meyer (5)	50,000	*
Francis V. Dane (6)	444,155	*
Russel L. Davis (7)	500,000	*
All directors and executive officers as a group (6 persons)	5,351,790	4.15%
5% Shareholders
Phoenix Venture Fund LLC (8)	21,500,000	16.66%
Michael W. Engmann (9)	7,178,098	5.56%
___________
*            Less than 1%.

**        Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date hereof. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days, or securities convertible into common stock within 60 days are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock beneficially owned is based on 129,057,161 shares of common stock outstanding as of March 10, 2008.

(1)	Represents (a) 143,900 shares held by Mr. DiGregorio and (b) 1,950,000 shares, issuable upon the exercise of stock options exercisable within 60 days hereof.

(2)
Includes (a) 1,631,051 shares held by the Sung Family Trust, of which Mr. Sung is a trustee, (b) 3,369 shares held by the Sung-Kwok Foundation, of which Mr. Sung is the Chairman, and (c) 226,190 shares of common stock issuable upon the exercise of stock options, exercisable within 60 days hereof.  Mr. Sung may be deemed to beneficially own the shares held by the Sung Family Trust and the Sung-Kwok Foundation. The business address of Mr. Sung is, UNISON Group, 1001 Bayhill Dr., 2nd Floor, San Bruno, California 94066.  See “Certain Relationships and Related Transactions.”

(3)
Represents 253,125 shares issuable upon the exercise of options exercisable within 60 days hereof.  Mr. Panetta’s business address is 827 Via Mirada, Monterey, California 93940.  See “Certain Relationships and Related Transactions.”

(4)
Represents 150,000 shares issuable upon the exercise of stock options exercisable within 60 days hereof.  The business address of Mr. Welch is 1729 East Otero Avenue, Littleton, CO 80122.  See “Certain Relationships and Related Transactions.”

(5)	Represents 50,000 shares issuable upon the exercise of stock options exercisable within 60 days hereof. The business address of Mr. Meyer is 4 Nersesian Way, Hampton, NH 03842.

(6)	Represents (a) 212 shares held by Mr. Dane and (b) 443,943 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(7)	Represents 500,000 shares issuable upon the exercise of stock options within 60 days hereof.

(8)
SG Phoenix Ventures LLC is the Managing Member of Phoenix Venture Fund LLC (the “Phoenix Fund”), with the power to vote and dispose of the shares of common stock held by the Phoenix Fund. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of common stock held by the Phoenix Fund and, as such, may be deemed to be the beneficial owner of the common shares owned by the Phoenix Fund. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of common stock held by the Phoenix Fund and, as such, may be deemed to be the beneficial owner of the common shares owned by the Phoenix Fund. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by the Phoenix Fund, except to the extent of their respective pecuniary interests therein. The address of such stockholder is 110 East 59th Street, Suite 1901, New York, NY 10022.

(9)
Represents (a) 17,750 shares held by Mr. Engmann and (b) 7,160,348 warrants beneficially owned by Mr. Engmann, of which 1,187,962 are held by MDNH Partners, L.P. and 1,659,200 are held by KENDU Partners Company of which Mr. Engmann is a partner. Mr. Engmann was issued warrants to purchase 2,333,250 shares of the Company’s common stock at $0.51 per share, and warrants to purchase 1,979,936 shares of the Company’s common stock at $0.25 per share. MDNH Partners, L.P. was issued warrants to purchase 1,659,200 shares of the Company’s common stock at $0.51 per share, and MDNH Partners, L.P. was issued warrants to purchase 1,187962 shares of the Company’s common stock at $0.25 per share. Such warrants were issued in connection with a notes issued in 2006 and 2007 (See note 5 to the Consolidated Financial Statements).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2007 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis except for Louis Panetta’s Form 4 for the option grant dated September 25, 2007.

Equity Compensation Plan Information

       The following table provides information as of December 31, 2007, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	3,747	$ 0.55	72
Equity Compensation Plans Not Approved by Security Holders	2,289	$ 0.63	72

Total:	6,036	$ 0.59	72

Item 13. Certain Relationships and Related Transactions

Procedures for Approval of Related Person Transactions

In accordance with our Code of Business Conduct and Ethics, we submit all proposed transactions involving our officers and directors and related parties, and other transactions involving conflicts of interest, to the Board of Directors or the Audit Committee for approval. Each of the related party transactions listed below that were submitted to our board were approved by a disinterested majority of our Board of Directors after full disclosure of the interest of the related party in the transaction.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Our Compensation Committee is currently comprised of Messrs. Panetta and Sung, both of which are independent directors.

Director Independence

The Board of Directors has determined that Messrs. Panetta, Sung, Welch, and Meyer are “independent,” as defined under and required by the federal securities laws and the rules of the Nasdaq Stock Market.

Michael W. Engmann, together with his affiliates, holds approximately 6% of the Company’s issued and outstanding stock. In August 2006, the Company entered into the August 2006 Purchase Agreement to which Mr. Engmann was a party.  The Company secured the right to borrow up to $600 under the August 2006 Purchase Agreement.  In November 2006 the Company borrowed the full amount of $600, of which $450 pertains to Mr. Engmann and the remaining $150 to an unrelated third party. The Company issued warrants to purchase 3,111 of the Company’s common stock related to the August 2006 Purchase Agreement.  The notes are due May 17, 2008 and bear interest at the rate of 15% per annum payable quarterly in cash. The warrants have a term of three years beginning June 30,2007 and an exercise price of $0.51.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “February 2007 Purchase Agreement”) and a Registration Rights Agreement (the “February 2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder.  The Company secured the right to borrow up to six hundred thousand dollars ($600). On March 15, 2007 the Company and the Affiliated Stockholder amended the February 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the February 2007 Purchase Agreement and 2006 Purchase Agreement are identical with the exception that the maximum number of warrants that may be issued under the February 2007 Purchase Agreement is 5,185 rather than 3,111. On March 30, 2007, and April 1, 2007 the Company borrowed $670 and $50 under the February 2007 Purchase Agreement of which $320 pertains to Mr. Engmann and the remaining $400 from unrelated third parties.  The proceeds were used for working capital purposes. The warrants have a three year life, become exercisable on June 30, 2007, and have an exercise price of $0.51.  The warrants included piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock.  The shares were registered with the Company’s Form S-1/A which was declared effective December 28, 2007.

On June 15, 2007, The Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to $1,000.  The June 2007 Purchase Agreement required the Company to draw $400 of the funds upon signing.  As of December 31, 2007, the Company had borrowed $400 under this facility, all pertaining to Mr. Engmann, and the option to borrow the remaining $600 lapsed as of that date. The Company used the proceeds of the financing for working capital purposes.  The note bears interest at the rate of 15% per annum payable quarterly in cash. The Company issued 3,168 warrants to purchase shares of its common stock at an exercise price of $0.25. The warrants have a three year life and included piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock.  The shares were registered with the Company’s Form S-1/A which was declared effective December 28, 2007.

The Company paid approximately $102 in interest to Mr. Engmann as of December 31, 2007 related to the above Notes. ( See Note 4 of Notes to Consolidated Financial Statements on page F-19 for additional details.)

Item 14. Principal Accounting Fees and Services (in dollars)

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

Stonefield’s report as of and for the year ended December 31, 2005, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles, except that, Stonefield’s report contained an explanatory paragraph that raised substantial doubts about the Company’s ability to continue as a going concern.

During the year ended December 31, 2005, and through September 6, 2006, the Company did not consult with GHP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The aggregate fees billed for professional services by Stonefield Josephson, Inc. in 2007 were approximately $25,000 and in 2006 were $217,000 for the following services:

Audit Fees:  Stonefield Josephson, Inc.’s fees in connection with its review of the year end audit for 2005 was approximately $9,000 in 2007, which represented approximately 36% of the aggregate fees billed by Stonefield Josephson, Inc. in 2007.

Audit-Related Fees.  Stonefield Josephson, Inc. did not bill the Company for any assurance and related work in fiscal year 2007.

Tax fees: Stonefield Josephson, Inc. did not bill the Company for any tax related issues in 2007.

Financial Information Systems Design and Implementation Fees:  Stonefield Josephson, Inc. did not bill the Company for any fees in fiscal year 2007 for financial information systems design and implementation services.

All other Fees:  Fees for all other services provided by Stonefield Josephson, Inc. in 2007 totaled approximately $16,000 or 64% of the aggregate fees billed by Stonefield Josephson, Inc. in 2007 and related primarily to review of the Company’s Form S-1 and S-1/A.

The aggregate fees billed and expected to be billed for professional services by GHP Horwath, P.C. for 2007 are approximately $169,000 and in 2006 were $144,000 for the following services:

Audit Fees:  GHP Horwath, P.C. fees in connection with the year end audit for 2006 were approximately $134,000. Fees in connection with the 2007 quarterly reviews, and the 2007 year end audit and consent procedures related to the Company’s Form S-1 and Form S-1/A filings are expected to be $149,000 which represents approximately 88% and 93% of the aggregate fees billed and expected to be billed by GHP Horwath, P.C.

Audit-Related Fees.  GHP Horwath, P.C. fees for assurance and related work in fiscal year 2007 was approximately $11,000 and represented approximately 7% of the aggregate fees billed in 2007.

Tax fees: GHP Horwath, P.C. fees in connection with the Company’s 2006 federal and state tax returns was $10,000. Fees in connection with the Company’s 2007 federal and state tax returns is expected to be approximately $9,000.  The fees represent 7% and 5% of the aggregate fees, respectively.

Financial Information Systems Design and Implementation Fees:  GHP Horwath, P.C. did not bill the Company for any fees in fiscal year 2007 for financial information systems design and implementation services.

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

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of Stonefield Josephson, Inc. or GHP Horwath, P. C. and has concluded that Stonefield Josephson, Inc. and GHP Horwath, P.C. are independent under applicable SEC and Nasdaq rules and regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(b) Reports on Form 8-K

1.	None

(c) Exhibits

Exhibit Number	Document

2.0	Second Amended Plan of Reorganization of the Company, incorporated herein by reference to the Company's Form 8-K filed October 24, 1994.
2.1	Orderly Liquidation Valuation, Exhibit F to the Second Amended Plan of Reorganization, incorporated herein by reference to the Company's Form 8-K filed October 19, 1994.
2.2	Order Confirming Plan of Reorganization, incorporated herein by reference to the Company's Form 8-K filed November 14, 1994.
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.2
Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).

3.3
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K, filed April 6, 1999 (File No. 0-19301).

3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.5
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.

3.6
Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.

Exhibit Number	Document
3.7
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.

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

4.10	1999 Stock Option Plan, incorporated herein by reference to Exhibit A of the Company's Definitive Proxy Statement filed on May 4, 1999 and approved by shareholders on June 7, 1999. .
4.11	Form of Convertible Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated November 3, 2004.
4.12	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated November 3, 2004.
4.13	Form of Promissory Note issued by Communication Intelligence Corporation, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K dated August 12, 2006.
4.14	Form of Warrant issued by Communication intelligence Corporation, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K dated August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K, filed February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K, filed February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K, filed June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K, filed June 20, 2007.
†10.1
Licensing and Development Agreement for Use and Marketing of Program Materials dated September 25, 1992 between the Company and International Business Machines Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's 1992 Form 10-K (File No. 0-19301)

Exhibit Number	Document
10.2	Standby Stock Purchase Agreement between the Company and Philip Sassower dated October 3, 1994, incorporated herein by reference to Exhibit 10.13 of the Company's 1994 Form 10-K (File No. 0-19301)
10.3	Form of Subscription Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
10.4	Form of Registration Rights Agreement between the Company and the Purchasers, dated November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
10.5	Form of Warrant of the Company issued to Libra Investments, Inc. on November 28, 1995, incorporated herein by reference to Exhibit 1 of the Company's Form 8-K dated November 28, 1995.
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

Exhibit Number	Document
10.20	Loan and Warrant Agreement dated October 20, 1999 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
10.21	Asset Purchase Agreement between the Company and PenOp Ltd and PenOp Inc. incorporated herein by reference to the Company’s Form 8-K dated October 6, 2000.
10.22	Loan Agreement dated June 19, 2001 between the Company and the Philip S. Sassower 1996 Charitable Remainder Annuity Trust.
10.23
Equity Line of Credit Agreement between the Company and Cornell Capital Partners, LP, incorporated by reference to the Company’s Registration Statement on Form S-1 dated February 13, 2003 (File No. 333-103157)

10.24
Form of Note and Warrant Purchase Agreement dated October 28, 2004, among Communication Intelligence Corporation and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated November 3, 2004.

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

Exhibit Number	Document
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

†††*10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC
14.00	Code of Ethics –Incorporated by reference to the registrant’s Annual Report on Form 10-K (File No. 0-19301) filed with the Commission on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.1	Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm.

*23.2	Consent of Stonefield Josephson, Inc, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

†††
Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 10,2008, filed pursuant to the Securities and Exchange Act of 1934.

Xx
Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 12, 2007.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 12, 2007.

Signature	Title

/s/ Guido DiGregorio Guido DiGregorio	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Francis V. Dane Francis V. Dane	Chief Legal Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Garry Meyer Garry Meyer	Director
/s/ Louis P. Panetta Louis P. Panetta	Director
/s/ Chien Bor Sung Chien Bor Sung	Director
/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Communication Intelligence Corporation

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the two years in the period ended December 31, 2007.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/S/ GHP Horwath, P.C.
Denver, Colorado
March 10, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Communication Intelligence Corporation
Redwood Shores, California

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, cash flows and financial statement schedule of Communication Intelligence Corporation and its subsidiary (the “Company”) for the year ended December 31, 2005.  These consolidated financial statements and financial statement schedule, as listed in the index appearing under Item 15(a)(1) and (2) of this Annual Report on Form 10-K, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/S/ STONEFIELD JOSEPHSON, INC.
San Francisco, California
February 17, 2006

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2007		2006
Assets
Current assets:
Cash and cash equivalents		$1,144	$727
Accounts receivable, net of allowances of $117 and $397 at December 31, 2007 and 2006, respectively		452	487
Prepaid expenses and other current assets		135	105

Total current assets		1,731	1,319
Property and equipment, net		77	140
Patents		3,528	3,906
Capitalized software development costs		1,109	656
Deferred financing costs (Note 3)		−	75
Other assets		30	30

Total assets		$6,475	$6,126

Liabilities and Stockholders' Equity
Current liabilities:
Convertible notes, net of unamortized fair value assigned to beneficial conversion feature and warrants of $228 at December 31, 2006 (Note 3)	$	−	$1,154
Short-term debt –net of unamortized fair value assigned to warrants of $350 including related party debt of $1,170, net of $247 of unamortized fair value assigned to warrants (Note 4)		1,370	–
Accounts payable		135	72
Accrued compensation		364	236
Other accrued liabilities		298	269
Deferred revenue		431	404

Total current liabilities		2,598	2,135
Long-term debt –net of unamortized fair value assigned to warrants of $266, including related party debt of $450, net of $199 of unamortized fair value assigned to warrants (Note 4)		−	334
Long- term debt – other, net of unamortized fair value assigned to warrants of $21 at December 31, 2007 (Note 3)		96
Minority interest		–	73
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 0 outstanding at December 31, 2007 and 2006, respectively		–	–
Common stock, $.01 par value; 155,000 shares authorized; 129,057 and 107,557 shares issued and outstanding at December 31, 2007 and 2006, respectively		1,291	1,076
Additional paid-in capital		93,785	90,497
Accumulated deficit		(91,260)	(87,861)
Accumulated other comprehensive loss		(35)	(128)

Total stockholders' equity		3,781	3,584

Total liabilities and stockholders' equity		$6,475	$6,126

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005

Revenues:
Product	$1,448	$1,427	$2,256
Maintenance	697	915	865
	2,145	2,342	3,121
Operating costs and expenses:
Cost of sales:
Product	367	101	109
Maintenance	158	149	39
Research and development	476	817	1,144
Sales and marketing	1,276	1,658	1,240
General and administrative	2,061	2,174	2,173

	4,338	4,899	4,705

Loss from operations	(2,193)	(2,557)	(1,584)

Interest income and other income (expense), net	(26)	43	17
Interest expense:
Related party (Note 4)	(135)	(11)	–
Other (Note 3)	(149)	(105)	(208)
Amortization of loan discount and deferred financing cost:
Related party (Note 4)	(305)	(70)	–
Other (Note 3)	(664)	(591)	(2,275)
Minority interest	73	5	19

Net loss	$(3,399)	$(3,286)	$(4,031)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.04)

Basic and diluted weighted average shares	113,960	107,374	104,189

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In thousands except per share amounts)
	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2004	101,412	$1,014	$87,231	$(80,544)	$(170)	$7,531
Shares of Common Stock issued on conversion of long-term notes	5,092	51	2,271			2,322
Shares issued for services	24		10			10
Shares issued on exercise of stock options	14		5			5
Comprehensive (loss): Net loss				(4,031)		(4,031)
Foreign currency translation adjustment					19	19
Total comprehensive loss						(4,012)
Balances as of December 31, 2005	106,542	1,065	89,517	(84,575)	(151)	5,856
Shares of Common Stock issued on conversion of long-term notes	996	11	449			460
Shares issued for services	19		6			6
Stock based employee compensation			189			189
Fair value of warrants issued to the investors in connection with long –term debt, related party			336			336
Comprehensive (loss): Net loss				(3,286)		(3,286)
Foreign currency translation adjustment					23	23
Total comprehensive loss						(3,263)
Balances as of December 31, 2006	107,557	1,076	90,497	(87,861)	(128)	3,584
Fair value of warrants issued in connection with short-term debt			546			546
Fair value of warrants issued in connection with long-term debt			23			23
Stock based employee compensation			130			130
Adjustment to the fair value of beneficial conversion feature associated with the convertible notes (Note 5)			202			202
Sale of common stock at approximately $0.14 per share net of related costs of $398	21,500	215	2,387			2,602
Comprehensive loss:
Net loss				(3,399)		(3,399)
Foreign currency translation adjustment					93	93
Total comprehensive loss						(3,306)
Balances as of December 31, 2007	129,057	$1,291	$93,785	$(91,260)	$(35)	$3,781

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(3,399)	$(3,286)	$(4,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	857	623	466
Amortization of convertible note discount	589	445	1,706
Amortization of warrant costs on long-term debt - related party	305	70	–
Deferred financing costs	75	146	553
Loss on disposal of property and equipment	3	–	43
Provision for doubtful accounts	–	–	4
Stock issued for services	–	6	10
Stock based employee compensation	130	189	–
Minority interest	(73)	(5)	–
Changes in operating assets and liabilities:
Accounts receivable	35	(4)	(131)
Prepaid expenses and other current assets	(30)	63	(63)
Accounts payable	63	(218)	47
Accrued compensation	128	1	(23)
Other accrued liabilities	29	(18)	(108)
Deferred revenue	27	(153)	99

Net cash used in operating activities	(1,261)	(2,141)	(1,428)

Cash flows from investing activities:
Acquisition of property and equipment	(26)	(93)	(107)
Capitalization of software development costs	(788)	(510)	(299)

Net cash used in investing activities	(814)	(603)	(406)

Cash flows from financing activities:
Proceeds from issuance of long-term debt – related party	1,120	600	–
Proceeds from issuance of common stock net of related expenses	2,602	–	–
Principal payments on short-term debt	(1,265)	–	(36)
Principal payments on long-term debt – related party	–	–	(13)
Principal payments on capital lease obligations	(5)	(8)	(9)
Proceeds from exercise of stock options	–	–	5
Net cash provided by (used in) financing activities	2,452	592	(53)
Effect of exchange rate changes on cash	40	30	–
Net increase (decrease) in cash and cash equivalents	417	(2,122)	(1,887)
Cash and cash equivalents at beginning of year	727	2,849	4,736

Cash and cash equivalents at end of year	$1,144	$727	$2,849

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31,
	2007	2006	2005
Interest paid	$244	$109	$237
Schedule of non-cash transactions:
Fair value of warrants issued to the investors in connection with long –term debt	$23	$–	$–
Fair value of warrants issued to the investors in connection with long –term debt	$546	$336	–
Fair value of the adjustment to the beneficial conversion feature associated with the convertible notes	$202	$–	$–
Common stock issued upon the conversion of long-term debt, net	$–	$460	$2,322
Issuance of common stock for services	$–	$6	$10

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies”. CIC's transaction and communication enabling technologies provide a means for protecting electronic transactions and documents. CIC has developed products for dynamic signature verification, electronic signatures and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device through the use of an electronic pen or “stylus”. Such products include the Company's SignatureOne®, Sign-it®, and iSign®, biometric and electronic signature products, and multi-lingual Jot® handwriting recognition system.

The Company’s 90% owned joint venture, Communication Intelligence Computer Corporation, in China (the "Joint Venture"), has licensed eCom Asia Pacific Pty Ltd (“eCom”) as its master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China.

Going concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2007, the Company’s accumulated deficit was approximately $91,300. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities.

     In November 2004, the Company consummated a financing in the form of convertible notes aggregating $3,885, net of expenses.  In November 2006 and in March and June 2007, the Company consummated financings in the form of a notes and warrant purchase agreements aggregating $1,720.  The funds were used for working capital purposes.  In September 2007, the Company closed a Securities Purchase and Registration Rights Agreement aggregating $2,602, net of expenses, the proceeds of which were used for payment of outstanding indebtedness and working capital purposes.  In 2007, prior to the convertible note maturity date of October 27, 2007, the Company offered the outstanding convertible note holders the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding in exchange for a two year extension of the note due date and termination of the conversion feature of the note.  One note holder, with a principal balance of $117, accepted the offer and the remaining outstanding debt of $1,265 and accrued interest thereon was paid in October 2007 (See Note 4).  The Company has experienced delays in closing several material orders in the last half of 2007, with negotiations still ongoing, and believes that the current pipeline and it’s growth rate  has the sales potential for achieving and sustaining quarterly profitability.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2007	2006
Cash in bank	$89	$533
Money market funds	1,055	194

Cash and cash equivalents	$1,144	$727

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity, and mitigate risk of loss as to principal. At December 31, 2007, the Joint Venture had approximately $1 in cash accounts held by a financial institution in the People's Republic of China.

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

Concentrations of credit risk (continued):

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions.  The costs were amortized to interest expense over the life of the convertible notes or upon earlier conversion using the effective interest method.  The costs amortized to interest expense amounted to $75, $146, and $568, for the years ended December 31, 2007, 2006, and 2005, respectively.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $78, $100 and $40 for the years ended December 31, 2007, 2006 and 2005, respectively. The Chinese Joint Venture disposed of certain assets at net book value of $3, and $119 in 2007 and 2005, respectively.

Property and equipment, net at December 31, consists of the following:
	2007	2006
Machinery and equipment	$1,179	$1,216
Office furniture and fixtures	435	483
Leasehold improvements	90	90
Purchased software	319	315

	2,023	2,104
Less accumulated depreciation and amortization	(1,946)	(1,964)

	$77	$140

Included in property and equipment, as of December 31, 2007 and 2006, are $42 and $82, respectively, of assets acquired under capital leases. Accumulated depreciation on such assets totaled $42 and $77 at December 31, 2007 and 2006, respectively.

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

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2007	2006
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(3,217)	(2,839)

			$3,528	$3,906

Patents are stated at cost less accumulated amortization that, in management’s opinion, does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $378, $379, and $378 for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization expense is estimated to be $379 for each of the five years through December 31, 2012.  The estimated remaining weighted average useful lives of the patents are 9 years.  The patents identified, as "various" are technically narrow or dated patents that the Company believes the expiration of which will not be material to its operations.  At December 31, 2007, the net carrying value of those patents is $0.

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

•
The Company, does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing the patented technology, and believes that the current markets for its products based on the patented technology will remain constant or will grow over the useful lives assigned to the patents because of a legal, regulatory and business environment encouraging the use of electronic signatures.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Patents (continued):

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affects its patents; the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment at least annually in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in Item 7 of this Form 10-K.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the three years ended December 31, 2007.

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

The capitalized costs are amortized to cost of sales. At December 31, 2007, 2006 and 2005 the Company had capitalized approximately $788, $510 and $299 of software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2007, 2006 and 2005 was $335, $149, and $39, respectively.

Other current liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known but some amounts must be estimated such as deposits, taxes, rents and services.  The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2007	2006
Accrued professional services	$134	$125
Refundable deposits	−	48
Rents	43	−
Interest	66	27
Other	55	69
Total	$298	$269

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other current liabilities (continued):

Material commitments:

The Company had the following commitments at December 31, 2007:

	Payments due by period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Short-term debt related party (1)	$1,720	$1,720	$–	$–	$–	$–	$–
Long-term debt (2)	117	–	117	–	–	–	–
Operating lease commitments (3)	1,056	264	272	280	240	–	–
Total contractual cash obligations	$2,893	$1,984	$389	$280	$240	$–	$–

1.
Short-term debt reported on the balance sheet is net of approximately $350 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings. Short-term debt includes $1,170 due to a related party.

2.	Long-term debt reported on the balance sheet is net of approximately $21 in discounts representing the fair value of warrants issued to the investors.

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

The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect the impact of SFAS No. 123(R).

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

Had compensation cost for the Company's option plans been determined based on the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's net loss available to common stockholders and basic and diluted net loss per share available to stockholders would have been as follows for the year ended December 31:
2005
Net income (loss) as reported	$(4,031)
Add: Stock-based employee compensation expense included in reported results of operations, net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,298)
Pro forma net loss	$(5,329)
Basic and diluted net loss per share available to stockholders:
As reported	$(0.04)
Pro forma	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: risk-free interest rate of 4.34%, an expected life of 6.84 years, expected volatility of 94.1%, and a dividend yield of 0%.

These plans and related compensation expense prescribed by SFAS 123(R) are more fully described in Note 5 of the Notes to Consolidated Financial Statements.

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

For the years ended December 31, 2007, 2006, and 2005, the Company’s sales in the United States as a percentage of total sales were 92%, 81%, and 85%, respectively. For the years ended December 31, 2007, 2006, and 2005, the Company’s export sales as a percentage of total revenues were approximately 8%, 19%, and 15%,  respectively. Foreign sales are determined based on the countries to which the Company’s products are shipped.

Major customers:

For the year ended December 31, 2007, four customers accounted for 57% of total revenues in 2007. Access Systems Americas, Inc. (formerly PalmSource, Inc.) accounted for 24%, Tennessee Valley Authority accounted for 10%, World Financial Group accounted for 13% and Wells Fargo Bank, NA accounted for 10%. One customer, PalmSource, Inc., accounted for 27% of total revenues in 2006. Two customers accounted for 41% of total revenues in 2005. Snap-On Credit Corporation accounted for 16% and PalmSource, Inc. accounted for 25%, respectively.

Four customers accounted for 92% of accounts receivable at December 31, 2007.  eCom Asia Pacific, Ltd accounted for 22%, Access Systems Americas, Inc, (formerly PalmSource) accounted for 28%, Sony Ericsson accounted for 10% and Tennessee Valley Authority accounted for 32%.  Four customers accounted for 69% of accounts receivable at December 31, 2006.  Prudential Insurance Co. of America accounted for 11%, eCom Asia Pacific Pty. Ltd. accounted for 14%, IA Systems Pty. Ltd. accounted for 17% and PalmSource, Inc. accounted for 27%.

Research and development:

Research and development costs are charged to expense as incurred.

Advertising:

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $100 and $177, respectively.  There was no advertising expense for the year ended December 31, 2005.

Net (loss) income per share:

The Company calculates net (loss) income per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires the disclosure of both basic net income (loss) per share, which is based on the weighted average number of shares outstanding, and diluted income (loss) per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the year ended December 31, 2007, 6,036 shares of common stock subject to outstanding options and 15,149 shares issuable upon exercise of the warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net (loss) income per share(continued):

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

Net foreign currency transaction gains and losses are included in "Interest income and other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency transaction gains in 2007, 2006 and 2005 were insignificant.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the twelve month period ended December 31, 2007.

Recent pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”),which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest with disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115”.This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement of accounting for financial instruments.  This statement applies to all entities, including not for profit.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

Reclassifications:

Certain amounts reported in the 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.  Revenues have been reclassified into two headings: product revenue and maintenance revenue.

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

Revenues from the Joint Venture were $39, $153, and $230 for the years ended December 31, 2007, 2006 and 2005, respectively.  Long lived assets were $0 and $8 as of December 31, 2007, and 2006, respectively.

3. Convertible notes:

In November 2004, the Company entered into an unsecured Note and Warrant Purchase Agreement (the “2004 Purchase Agreement”) and a Registration Rights Agreement (the “2004 Registration Rights Agreement, each dated as of October 28, 2004). The Purchase Agreement did not require the Company to deliver registered shares upon exercise of the warrants. However, the Company was required to file a registration statement providing for the resale of the shares that were issuable upon the conversion of the notes and the exercise of the warrants.  The registration statement was filed on December 22, 2004 and was declared effective on January 26, 2005.

The conversion right and liquidated damage clause contained in the 2004 Purchase Agreement was analyzed under paragraphs 6 and 12 of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and  EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to determine its proper classification in the Company’s balance sheet and to determine that no liquidated damages existed.

The 2004 financing discussed above, was a combination of debt and equity, closing November 2, 2004. The proceeds to the Company under the 2004 Purchase Agreement were approximately $3,885, net of $310 in commissions and legal expenses.  H.C. Wainwright & Co., Inc. (“Wainwright”) acted as placement agent.  As placement agent for the Company, at closing Wainwright received $731 in commissions, legal fees and warrants. The commissions of approximately $285 and legal fees of $25, were paid in cash.  The Company has used the proceeds of the financing for working capital. The Company issued warrants to Wainwright to acquire 1,218 shares of the Company’s common stock. Of the warrants issued, 870 are exercisable at $0.462 and 348 are exercisable at $0.508. The Company had ascribed the value of $421 to the Wainwright warrants, which was recorded as deferred financing costs in the balance sheet at December 31, 2004.

Under the terms of the 2004 Purchase Agreement, the Company issued to certain accredited investors convertible promissory notes in the aggregate principal amount of $4,195 and warrants to acquire 3,632 shares of the Company’s common stock at an exercise price of $0.508 per share.  The notes accrued interest at the rate of 7% per annum, payable semi-annually, and were convertible into shares of the Company’s common stock at the rate of $0.462 per share.  The Company ascribed a value of $982 to the investor warrants, which was recorded as a discount to notes payable in the balance sheet.  In 2007, due to the Company’s March/April and June 2007 debt financings, the Company expensed $202 of additional discount due the note holders as the result of the issuance of new warrants in a related party transaction and in a private placement with an exercise price less than the note holders. The

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

3. Convertible notes (continued):

reduced exercise price of the new warrants resulting in the reduction of the conversion price of the note holder warrants from $0.46 to $0.41 per share.

The fair value ascribed to the Wainwright and investor warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.21%; expected life of 3 years; expected volatility of 100%; and expected dividend yield of 0%.  In addition to the fair value ascribed to the warrants, the Company had ascribed $1,569 to the beneficial conversion feature in the convertible notes, which was recorded as a discount to notes payable in the balance sheet.  The values ascribed to the warrants and beneficial conversion feature followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and ETIF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force.  The fair value of the warrants and beneficial conversion feature was amortized to expense over the life of the convertible notes or upon earlier conversion using the effective interest method.  During the year ended December 31, 2007, the Company had amortized to interest expense approximately $303, of the loan discount and deferred financing costs. There were no note conversions during the year ended December 31, 2007.

The Company offered the outstanding convertible note holders the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding in exchange for a two year extension of the note due date and termination of the conversion feature of the note.  The warrants would have a three year life from the date of issuance and an exercise price equal to the closing price of the Company’s common stock on the date the warrants were issued. The new warrants would have registration rights similar to those of the current warrants. In October 2007, one note holder, with a principal balance of $117, accepted the offer with a modification to the exercise price of the warrants revised to the average of the 20 day volume weighted average price of the Company’s commons stock ending on October 25, 2007. The Company issued 234 warrants to the investor on the terms discussed above. The relative fair value of $23 ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 86%; and expected dividend yield of 0%.  On October 26, 2007, the Company paid the remaining outstanding debt of $1,265 and accrued interest thereon.

The warrants issued under the 2004 Purchase Agreement expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants.  At December 31, 2007, there are warrants outstanding to purchase 4,903 shares of common stock at a weighted average exercise price of $0.44 per share, adjusted for the reduction in conversion price and sale of common stock in a private placement discussed above. The placement agent will be paid approximately $28 in the aggregate if all of the investor warrants are exercised.  The Company will receive additional proceeds of approximately $1,482, adjusted for the change in warrant exercise price, if all of the investor warrants are exercised.

Interest expense related to convertible debt for the years ended December 31, 2007, 2006 and 2005 was $584, $694, and $2,478, respectively. Amortization of debt discount and deferred financing costs, including $202 related to the warrant re-pricing explained above, included in interest expense for the years ended December 31, 2007, 2006 and 2005 was $505, $591 and $2,275, respectively.

4. Short-term debt:

In August 2006, the Company entered into a Note and Warrant Purchase Agreement (the “2006 Purchase Agreement”) and a Registration Rights Agreement (the “2006 Registration Rights Agreement”), each dated as of August 10, 2006.  The Company secured the right to borrow up to six hundred thousand dollars ($600).  On November 19, 2006 the Company borrowed the $600 available under the 2006 Purchase Agreement, of which $450 was borrowed from an approximate 7% shareholder (“Affiliated Shareholder”) of the Company and the remaining $150 from an unrelated third party.  The Company used the proceeds of the financing for additional working capital. In addition, the Company issued warrants to purchase 3,111 of the Company’s common stock.  The Company has ascribed a value of $336 to the warrants, which is recorded as a discount to long-term debt, in the balance sheet and

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

4. Short-term debt (continued):

will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%.

The note is due May 17, 2008, bears interest at the rate of 15% per annum payable quarterly in cash. The warrants have a term of three years and an exercise price of $0.51. The warrants included piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.  The shares were registered with the Company’s Form S-1/A which was declared effective December 28, 2007.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “February 2007 Purchase Agreement”) and a Registration Rights Agreement (the “February 2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder.  The Company secured the right to borrow up to $600. On March 15, 2007 the Company and the Affiliated Stockholder amended the February 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the February 2007 Purchase Agreement and 2006 Purchase Agreement are identical with the exception that the maximum number of warrants that may be issued under the February 2007 Purchase Agreement is 5,185 rather than 3,111. The warrants have a three year life, become exercisable on June 30, 2007, and have an exercise price of $0.51.  The warrants included piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s common stock. The shares were registered with the Company’s Form S-1/A which was declared effective December 28, 2007.

On March 30, 2007, and April 1, 2007 the Company borrowed $670 and $50 under the February 2007 Purchase Agreement of which $320 was borrowed from the Affiliated Stockholder and the remaining $400 from unrelated third parties.  The proceeds were used for working capital purposes.  The Company has ascribed a value of $359 to the 3,733 warrants, issued as part of this borrowing, which is recorded as a discount to short-term debt in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%. The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due September 30, 2008.

On June 15, 2007, The Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to $1,000 from the Affiliated Stockholder. As of December 31, 2007, the Company had borrowed $400 under this facility and the option to borrow the remaining $600 lapsed as of that date. The Company used the proceeds of the financing for working capital purposes. The Note bears interest at the rate of fifteen percent (15%) per annum payable quarterly in cash. The Company was required to issue warrants to purchase shares of its common stock, the number to be determined by use of a formula known as the Cox-Rubenstein Model, which takes into account the volatility of the underlying stock, the risk free interest rate, dividend yield and exercise price. The exercise price of the warrants was determined by the volume weighted average price of the common stock for the thirty business days preceding the date of the draw. The warrants included piggyback registration rights for the underlying shares to participate in certain future registrations of the Company’s common stock.  The shares were registered with the Company’s Form S-1/A which was declared effective December 28, 2007.

The June 2007 Purchase Agreement required the Company to draw $400 of the funds upon signing.  Applying the formula described above, the Company issued warrants to purchase 3,168 shares of its common stock at an exercise price of $0.25.  The Company has ascribed a value of $187 to the warrants, issued as part of this borrowing, which is recorded as a discount to short-term debt in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

4. Short-term debt (continued):

Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%. As described above, the $400 note bears interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and is due December 30, 2008.

The Company used a volume weighted average price of the common stock for the thirty business days preceding the date of the applicable draw to determine the $0.25 exercise price of the 3,168 warrants issued with the June 2007 Purchase Agreement. The calculation produces an exercise price less than the exercise price of the warrants associated with the convertible debt and less than the conversion price of such debt. This resulted in the Company having to reset both the conversion price of the convertible debt and the exercise price of the associated warrants.  The Company reduced the conversion price of the convertible debt from $0.46 to $0.45. The effect of this re-pricing resulted in the Company incurring $202 of additional interest expense during the period. The weighted average exercise price of the warrants associated with the convertible debt was reduced from $0.50 to $0.44, resulting in a reduction in gross proceeds if all of the warrants are exercised of $291.

Interest expense associated with short-term debt for the year ended December 31, 2007 and 2006 was $666 and $81, respectively, of which $440 and $81 related to the Affiliated Shareholder, respectively. Amortization of debt discount included in interest expense for the year ended December 31, 2007 and 2006 was $463 and $70, respectively, of which $305 and $70 related to the Affiliated Shareholder, respectively.

5. Stockholders' equity:

Common stock options:

The Company has one stock-based employee compensation plan, (the "1999 Option Plan") and also grants options to employees, directors and consultants outside of the 1999 Option Plan under Individual Plans.

In June 1999, the Company adopted and the shareholders approved the 1999 Option Plan. Incentive and non-qualified options under the 1999 Option Plan may be granted to employees, officers, and consultants of the Company. There are 4,000 shares of Common Stock authorized for issuance under the 1999 Option Plan. The options have a seven year life and generally vest quarterly over three years. At December 31, 2007, there were 72 shares available for future grants. As of December 31, 2007, 3,747 plan options were outstanding and 3,174 plan options were exercisable with a weighted average exercise price of $0.60 per share.

The Company has issued options under Individual Plans to its employees and directors. The Individual Plan options generally vest over four years or prorata quarterly over three years. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2007, 2,289 non-plan options were outstanding and 2,189 non-plan options were exercisable with a weighted average exercise price of $0.65 per share.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment (continued):

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the year ended December 31, 2007, was approximately 27.90%.

For the years ended December 31, 2007 and 2006, stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005. Share based payment awards issued but not yet vested as of December 31, 2005 are valued in accordance with the pro forma provisions of section SFAS No. 123. Compensation expense for the share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2007.

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

	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk free interest rate	3.32% - 5.11%	4.60% - 5.11%
Expected life (years)	3.21 – 6.83	3.46 -5.02
Expected volatility	80.96% - 104.57%	80.92% - 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS No. 123(R) for the years ended December 31, 2007 and 2006. There were no stock option exercises during the years ended December 31, 2007 and 2006, except for 19 shares exercised in 2006 by a consultant that were issued for services.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$ 18	$ 54
Sales and marketing	66	92
General and administrative	13	22
Director options	33	21
Stock-based compensation expense included in operating expenses	$ 130	$ 189

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment (continued):

The summary activity under the Company’s 1999 Option Plan and Individual Plans is as follows:

	December 31, 2007				December 31, 2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	5,893	$0.69			8,591	$0.75
Granted	870	$0.21			1,764	$0.44
Exercised	−	$0.00			(19)	$0.42
Forfeited	(727)	$0.98			(4,443)	$0.72

Outstanding at period end	6,036	$0.59		4.7	5,893	$0.69		5.4

Options vested and exercisable at period end	5,364	$0.62		4.5	5,066	$0.74		5.2

Weighted average grant-date fair value of options granted during the period	$0.14				$0.24

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	2,504	5.3	$0.32	1,832	$0.34
$0.51 – $1.00	3,341	4.3	$0.73	3,341	$0.73
$1.01 – $2.00	176	2.0	$1.31	176	$1.31
$2.01 – $2.99	−	0.0	$0.00	−	$0.00
$3.00 – $7.50	15	2.5	$3.56	15	$3.56
	6,036			5,364

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment (continued):

A summary of the status of the Company’s nonvested shares as of December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	827	$0.36
Granted	870	$0.14
Forfeited	(727)	$0.29
Vested	(298)	$0.26
Nonvested	672	$0.22

As of December 31, 2007, there was $49 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the provisions of FASB Statement 123(R), which may have a material impact on the Company’s financial operations.

As of December 31, 2007, 6,036 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

Warrants:

At December 31, 2007, 15,149 shares of Common stock were reserved for issuance upon exercise of outstanding warrants.

Private placement of Common Stock

On August 24, 2007, the Company entered into a Securities Purchase and Registration Rights Agreement (the “August 2007 Purchase Agreement”) with Phoenix Venture Fund LLC (the “Purchaser”). On September 14, 2007, the transactions closed and the Company issued to the Purchaser 21,500 shares of the Company’s common stock (the “Shares”) at a price per share of approximately $0.14, for an aggregate purchase price of $3,000. An advisory fee of $250 was paid to the managing member of the Purchaser for services rendered in connection with the sale of the Shares and $61 to the Purchaser’s legal counsel for services associated with the financing transactions.  In addition the Company paid $87 in professional fees associated with the sale of the shares.  The Company expects to use the proceeds of the sale of the Shares for payment of outstanding indebtedness and additional working capital. The Company was permitted under the terms of the Purchase Agreement to use up to $1,400 of the net proceeds to repay outstanding indebtedness. Under the August 2007 Purchase Agreement, so long as the Purchaser holds shares of common stock of the Company representing at least fifty-percent of the Shares purchased pursuant to the August 2007 Purchase Agreement and at least five-percent of the outstanding capital stock of the Company, the managing member of the Purchaser is entitled to a right of first offer to exclusively provide debt or equity financing to the Company prior to the Company’s pursuing debt or equity financing from another party, subject to certain conditions and exclusions. Additionally, provided the Purchaser meets the foregoing ownership requirements, the managing member of the Purchaser is permitted to designate up to two non-voting observers to attend meetings of the Company’s board of directors and, for a period of twenty-four months following the date a registration statement pertaining to the Shares is first declared effective by the Securities and Exchange Commission (the “Commission”), the Company is prohibited from selling or otherwise disposing of material properties, assets or rights of the Company without the consent of the managing member of the Purchaser.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Private placement of Common Stock (continued)

The Company was obligated under the Purchase Agreement to use its best efforts to prepare and file with the Commission a registration statement covering the resale of the securities sold pursuant to the Purchase Agreement. The registration statement will provide for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Company filed the registration statement on November 15, 2007, and the registration statement was declared effective on December 28, 2007. The Company must use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144(k). The Company was obligated to pay the costs and expenses of such registration, which was approximately $147.

The August 2007 Purchase Agreement provides for certain registration rights whereby the Company could be required to make liquidated damages payments if a registration statement is not filed or declared effective by the SEC within a specified time frame and if after being declared effect the registration statement is not kept effective. The Company filed the registration statement within the required time frame and it is currently effective.  Should the Company fail to keep the registration statement effective, it will upon that event and each thirty days thereafter until the registration statement is again effective, be subject to making payments to the Purchaser in an amount equal to one and a half percent (1.5%) of the greater of: (i) the weighted average market price of the Shares during such 30-day period, or (ii) the market price of the Shares five (5) days after the closing (the “Closing Market Price”), until the registration statement is again declared effective, or as to any Shares, until such Shares can be sold in a single transaction pursuant to SEC Rule144; provided, however, that the liquidated damages amount under this provision shall be paid in cash and the total amount of payments shall not exceed, when aggregated with all such payments, ten percent (10%) of the Closing Market Price. The Company has not recorded a liability in connection with the liquidated damages provisions of the August 2007 Purchase Agreement because it believes that it is not probable that an event will occur which will trigger a liquidated damages payment under the agreement.

6. Commitments:

Lease commitments:

The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2011. The Joint Venture leases space on a month to month basis in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $333, $299, and $401, in 2007, 2006, and 2005, respectively.

The Company has no future minimum payments required under capital leases.

7. Income taxes:

As of December 31, 2007, the Company had federal net operating loss carryforwards available to reduce taxable income of approximately $72,469.  The net operating loss carryforwards expire between 2008 and 2027. The Company also had federal research and investment tax credit carryforwards of approximately $315 that expire at various dates through 2012.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

7. Income taxes (continued):

Deferred tax assets and liabilities at December 31, consist of the following:
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$28,987	$28,182
Credit carryforwards	315	315
Deferred income	172	162
Other, net	317	213

Total deferred tax assets	29,791	28,872

Valuation allowance	(29,791)	(28,872)

Net deferred tax assets	$-	$-

Income tax (benefit) differs from the expected statutory rate as follows:

	2007	2006	2005
Expected income tax benefit	$(1,157)	$(1,085)	$(1,327)
State income tax benefit	(204)	(291)	234
Expired net operating loss	1,512	1,471	2,268
Change in valuation allowance and other	(151)	(95)	(1,175)
Income tax expense (benefit)	$–	$–	$–

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

9. Quarterly information (unaudited)

The unaudited summarized quarterly financial data for the years ended December 31, 2007, 2006 and 2005, presented below, in the opinion of Management, reflects all adjustments which are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2007 Unaudited
Net sales	$334	$555	$456	$800	$2,145
Gross profit	$276	$393	$356	$595	$1,620
Loss before income taxes, and minority interest	$(810)	$(845)	$(1,107)	$(710)	$(3,472)
Net loss	$(807)	$(843)	$(1,105)	$(644)	$(3,399)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

2006 Unaudited
Net sales	$701	$448	$701	$492	$2,342
Gross profit	$634	$419	$645	$394	$2,092
Loss before income taxes, and minority interest	$(813)	$(928)	$(672)	$(878)	$(3,291)
Net loss	$(811)	$(925)	$(669)	$(881)	$(3,286)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)

SCHEDULE II

Communication Intelligence Corporation
Valuation and Qualifying Accounts and Reserves
(In thousands)

Years Ended December 31, 2005, 2006, and 2007
	Balance At Beginning Of Period	Charged to Costs and Expense	Deductions	Balance At End Of Period

Year ended December 31, 2005:
Accounts receivable reserves	$404	$4	$(21)	$387

Year ended December 31, 2006:
Accounts receivable reserves	$387	$10	$-	$397

Year ended December 31, 2007:
Accounts receivable reserves	$397	$123	$(403)	$117