Form 10-K/A
period 2007-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2008-05-09
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A
(Amendment No. 1)

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
Yes  [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the securities Exchange act of 1934 (check one): Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)
Yes  [   ]  No  [ X ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2007 was approximately $20,105,160 based on the closing sale price of $0.19 on such date, as reported by the Nasdaq Over-the-Counter Market. The number of shares of Common Stock outstanding as of the close of business on March 11, 2008 was 129,057,161.
EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the Registrant for the fiscal year ended December 31, 2007 is being filed solely for purposes of checking the box indicating that the Registrant will be filing as a smaller reporting company.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.  Except for the change described above, this Amendment No. 1 does not change any previously reported financial results, modify or update disclosures in the previously filed Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

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

1. Member of the Audit Committee (Chairman David E. Welch)
2. Member of the Finance Committee (Chairman Chien-Bor. Sung)
3. Member of the Compensation Committee (Chairman Louis P. Panetta)
4. Member of the Nominating Committee (Chairman Chien-Bor Sung)
5. Member of the Best Practices Committee (Chairman Garry Meyer)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on May 9, 2008.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on May 9, 2008.

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