Form 10-Q
period 2008-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2008-05-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

large accelerated filer	accelerated filer	non-accelerated filer	X	Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes	No	X

Number of shares outstanding of the issuer's Common Stock, as of May 14, 2008: 129,057,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31	December 31
	2008	2007
Assets	Unaudited
Current assets:
Cash and cash equivalents	$355	$1,144
Accounts receivable, net of allowances of $120 and $117 at March 31, 2008 and December 31, 2007 respectively	316	452
Prepaid expenses and other current assets	115	135

Total current assets	786	1,731
Property and equipment, net	60	77
Patents	3,433	3,528
Capitalized software development costs	1,278	1,109
Other assets	30	30

Total assets	$5,587	$6,475

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt – net of unamortized fair value assigned to warrants of $217 and $350 at March 31, 2008 and December 31, 2007, including related party debt of $1,170, net of unamortized fair value assigned to warrants	$1,503	$1,370
Accounts payable	192	135
Accrued compensation	387	364
Other accrued liabilities	240	298
Deferred revenue	223	431

Total current liabilities	2,545	2,598

Long-term debt – other, net of unamortized fair value assigned to warrants of $18 and $21 at March 31, 2008 and December 31, 2007, respectively	99	96

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 0 outstanding at March 31, 2008 and December 31, 2007, respectively	–	–
Common stock, $.01 par value; 155,000 shares authorized; 129,057 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,291	1,291
Additional paid-in capital	93,799	93,785
Accumulated deficit	(92,110)	(91,260)
Accumulated other comprehensive loss	(37)	(35)

Total stockholders' equity	2,943	3,781

Total liabilities and stockholders' equity	$5,587	$6,475

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product	$242	$158
Maintenance	188	176
Total revenues	430	334
Operating costs and expenses:
Cost of sales:
Product	170	30
Maintenance	30	28
Research and development	53	129
Sales and marketing	360	260
General and administrative	467	475
Total operating costs and expenses	1,080	922
Loss from operations	(650)	(588)

Interest and other income (expense), net	3	–
Interest expense:
Related party (Note 4)	(44)	(23)
Other (Note 3)	(23)	(24)
Amortization of loan discount and deferred financing cost:
Related party (Note 4)	(91)	(84)
Other (Note 3)	(45)	(91)
Minority interest		3
Net loss	$(850)	$(807)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	129,057	107,557

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2008
Unaudited
(In thousands, except share amounts)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2007	129,057	$1,291	$93,785	$(91,260)	$(35)	$3,781

Stock based employee compensation			14			14

Comprehensive loss:
Net loss				(850)		(850)
Foreign currency translation adjustment					(2)	(2)
Total comprehensive loss						(852)
Balances as of March 31, 2008	129,057	$1,291	$93,799	$(92,110)	$(37)	$2,943

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statement of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(850)	$(807)
Adjustments to reconcile net loss to net cash provided by used for operating activities:
Depreciation and amortization	208	182
Amortization of discount on convertible notes	–	68
Amortization of discount on Short-term debt related party	134	84
Amortization of discount on long-term debt	3	–
Amortization of deferred financing costs	–	23
Stock-based employee compensation	14	24
Minority interest	–	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	136	252
Prepaid expenses and other current assets	20	(33)
Accounts payable	57	43
Accrued compensation	23	(9)
Other accrued liabilities	(58)	(3)
Deferred revenue	(208)	(164)
Net cash used for operating activities	(521)	(343)

Cash flows from investing activities: Acquisition of property and equipment	(1)	(1)
Capitalized software development costs	(264)	(209)
Net cash used for investing activities	(265)	(210)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	–	670
Principal payments on capital lease obligations	–	(2)
Net cash provided by financing activities	–	668

Effect of exchange rate changes on cash	(3)	–

Net increase (decrease) in cash and cash equivalents	(789)	115
Cash and cash equivalents at beginning of period	1,144	727
Cash and cash equivalents at end of period	$355	$842

Supplementary disclosure of cash flow information
Interest paid	$66	$11

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation

1.	Nature of business

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies". These technologies include multi-modal electronic signature, handwritten biometric signature verification, cryptography (Sign-it, iSign, and SignatureOne) and multilingual handwriting recognition software (Jot).  The Company identifies reportable revenue in one segment, handwriting recognition.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at March 31, 2008, the Company’s accumulated deficit was approximately $92,100. At March 31, 2008, the Company had working capital of ($1,759), including cash and cash equivalents of $355.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities.

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

2.	Accounts receivable and revenue concentration

As of March 31, 2008 two customers accounted for 62% of net accounts receivable.  Access Systems Americas, Inc. (formerly PalmSource) accounted for 40% and eCom Asia Pacific, Ltd. accounted for 22%.  As of December 31, 2007 four customers accounted for 92% of accounts receivable.  Access Systems Americas, Inc, accounted for 28%, eCom Asia Pacific, Ltd accounted for 22%, Tennessee Valley Authority accounted for 32% and Sony Ericsson accounted for 10%.

Three customers accounted for 67% of total revenues for the three months ended March 31, 2008.  Access Systems Americas, Inc. accounted for 30%, Wells Fargo Bank accounted for 19%, and The World Financial Group accounted for 18%.  For the three months ended March 31, 2007, three customers accounted for 66% of total revenues.  Wells Fargo Bank accounted for 16%, eCom Asia Pacific, Ltd accounted for 12%, and Access Systems Americas, Inc. accounted for 38%.

3.	Patents

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows the guidance of SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in the Company’s Annual Report on Form 10-K/A.

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2007.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three months ended March 31, 2008, and therefore concluded that no impairment in the carrying values of the patents existed at March 31, 2008.

Amortization of patent costs was $95 for each of the three month periods ended March 31, 2008 and 2007.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation (continued)

4.	Short-term debt

In 2006 and 2007, the Company entered into financing agreements with a stockholder of the Company owning approximately 7% of the Company’s then outstanding shares of common stock (the “Affiliated Stockholder”) and from unrelated third parties.

In November 2006, the Company entered into a $600 long-term debt agreement (the “2006 Purchase Agreement”), of which $450 was borrowed from the Affiliated Stockholder and the remaining $150 from an unrelated third party.  The notes are due May 17, 2008, and bear interest at the rate of 15% per annum, payable quarterly in cash. In connection with the notes, the lenders were granted warrants to purchase 3,111 shares of common stock. The warrants are exercisable for three years starting on June 30, 2007, and have an exercise price of $0.51. The Company has ascribed a fair value of $336 to the warrants, which is recorded as a discount to “short-term debt, related party” in the balance sheet and will be amortized to interest expense over the life of the loan.  The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “2007 Purchase Agreement”) and a Registration Rights Agreement (the “2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder.  On March 30, 2007 the Company borrowed $670 under the 2007 Purchase Agreement of which $350 was borrowed from the Affiliated Stockholder and the remaining $320 from unrelated third parties.  The net proceeds were used for working capital purposes.  The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due August 30, 2008. The Company ascribed a fair value of $359 to the 3,474 warrants, issued as part of this borrowing. The fair valus is recorded as a discount to “short-term debt, related party” in the balance sheet and will be amortized to interest expense over the life of the loan.  The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.

In June 2007, the Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007, with the Affiliated Stockholder. The Company borrowed $400 under this facility.  The Company used the net proceeds for working capital purposes. The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and is due December 30, 2008.  The Company issued warrants to purchase 3,168 shares of its common stock at an exercise price of $0.25.  The warrants are exercisable over three years, starting June 30, 2007.  The Company has ascribed a fair value of $187 to the warrants, which is recorded as a discount to “short-term debt, related party” in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%.

All of the shares underlying the above warrants were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007.

Interest expense associated with short-term debt for the three months ended March 31, 2008 and 2007 was $65 and $47, respectively, of which $44 and $23 related to the Affiliated Shareholder. Amortization of debt discount included in interest expense for the three months ended March 31, 2008 and 2007 was $136 and $175, respectively, of which $91 and $84 related to the Affiliated Shareholder.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation (continued)

5.	Long-term debt

In October 2007, the Company offered the then outstanding convertible note holders the option of being issued warrants to purchase two (2) shares of the Company’s common stock for each dollar of note principal outstanding in exchange for a two year extension of the note due date and termination of the conversion feature of the note.  One note holder, with a principal balance of $117, accepted the offer with a modification to the exercise price of the warrants revised to the average of the 20 day volume weighted average price of the Company’s commons stock ending on October 25, 2007. The Company issued 234 warrants with a three year life and an exercise price of $0.25. The Company ascribed a relative fair value of $23 to the warrants which was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 89%; and expected dividend yield of 0%. The fair value ascribed to the warrants will be amortized to interest expense over the life of the loan.

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

For the three months ended March 31, 2008, 5,900 shares of common stock subject to outstanding options, and 15,149 warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive. For the three month period ended March 31, 2007, 5,815 shares of common stock subject to outstanding options, 2,993 shares issuable upon the conversion of the convertible notes and 11,435 warrants (of which 6,844 were not exercisable until June 30, 2007) were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

7.	Common stock options

The Company has one stock-based employee compensation plan, (the "1999 Option Plan") and also grants options to employees, directors and consultants pursuant to individual plans.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates for the three months ended March 31, 2008 and 2007 was approximately 57.65% and 26.77%, respectively, based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the three month periods ending March 31, 2008 and 2007.

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

Three Months Ended
	March 31, 2008	March 31, 2007
Risk free interest rate	3.32% – 5.11%	4.60% – 5.11%
Expected life (years)	3.21 – 6.83	3.46 –5.02
Expected volatility	80.96% – 104.57%	80.92% – 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) for the three months ended March 31, 2008 and 2007. There were no stock options granted during the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008	March 31, 2007
Research and development	$1	$3
Sales and marketing	12	18
General and administrative	1	3
Stock-based compensation expense included in operating expenses	$14	$24

A summary of option activity under the Company’s plans as of March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31, 2008				March 31, 2007
Options	Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	6,036	$0.58			5,893	$0.69
Granted	−				−
Exercised	−				−
Forfeited or expired	(134)	$0.35			(78)	$0.33
Outstanding at March 31	5,902	$0.59	4.35	$−	5,815	$0.69	4.79	$−
Vested and expected to vest at March 31	5,902	$0.59	4.35	$−	5,650	$0.73	4.79	$−
Exercisable at March 31	5,381	$0.62	4.20	$−	5,199	$0.73	4.62	$−

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation (continued)

7.	Common Stock Options (continued)

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2008 and 2007:

	March 31, 2008
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.12 – $0.50	2,379	4.9		$0.32	1,859		$0.34
0.51 – 1.00	3,341	4.1		$0.73	3,341		$0.73
1.01 – 2.00	167	1.8		$1.32	167		$1.32
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	2.2		$3.56	15		$3.56
	5,902	4.4		$0.59	5,382		$0.62

	March 31, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.12 – $0.50	1,937	5.3	$0.36	1,390	$0.38
0.51 – 1.00	3,455	4.9	$0.73	3,386	$0.74
1.01 – 2.00	333	1.5	$1.51	333	$1.51
2.01 – 3.00	50	0.6	$3.00	50	$3.00
3.01 – 7.50	40	1.3	$3.43	40	$3.43
	5,815	4.8	$0.69	5,199	$0.73

No options were granted during the three months ended March 31, 2008 and 2007.

A summary of the status of the Company’s non-vested shares as of March 31, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	672	$0.22
Granted	−	$0.00
Forfeited	(134)	$0.25
Vested	(17)	$0.25
Nonvested	521	$0.25

As of March 31, 2008, there was $40 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.5 years.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2007.

Overview

The Company was incorporated in Delaware in October 1986. Except for 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2007, net losses aggregated approximately $11,441 and at December 31, 2007 the Company's accumulated deficit was approximately $91,300. At March 31, 2008, the Company’s accumulated deficit was approximately $92,100.

Total revenue of $430 for the quarter ended March 31, 2008 increased $96, or 29%, compared to revenues of $334 in the corresponding quarter of the prior year.  The first quarter 2008 product revenue reflects a 36% increase in eSignature and a 17% increase in natural input revenues compared to the prior year period.  The increase in revenue is primarily due to the relative size of eSignature orders in the first quarter and an increase in the royalty price for its natural input/Jot product.

The net loss for the three months ended March 31, 2008 was $850, compared with a net loss of $807 in the prior year period.  Cost of sales increased 245% or $142 while operating expenses increased approximately 2%, or $16, for the three months ended March 31, 2008, compared to the prior year period.  The increase in cost of sales and operating expenses is primarily due to third party hardware cost and marketing expenses, respectively.

The Company is experiencing expanding demand and usage of its electronic signature technology in its target financial services market. Two recent orders received from top ten US Banks are for the Company’s eSignature technologies in new applications and lines of business that expand the use of CIC's technology beyond the initial deployments with these firms.  In addition, the Company received orders for additional licenses from one of its key channel partners, a top ten supplier of software solutions and platforms to the financial services industry. The Company believes that US banks and lenders are challenged with the need to increase revenue while improving the effectiveness and efficiency of their processes in the face of increased regulatory and compliance demands exacerbated by the recent sub prime and credit crises.  The Company believes that electronic

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

signature solutions enhance the customer experience and significantly reduces the time required for account openings and applications creating more time available for up-cross selling while delivering significant reductions in the life cycle cost of managing mission critical documents thereby enhancing the need and demand  for its product solutions.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K/A.

Results of Operations

Revenues

Product revenues from transaction and communication enabling technologies (“eSignature”) and natural input technologies (“Jot”), increased 53%, or $84, for the three month period ended March 31, 2008, to $242, compared to revenues of $158 in the prior year period.  The increase in eSignature revenue is primarily due to the relative size of orders in the first quarter, and an increase in the price of its natural input/Jot product.  Maintenance revenue increased 7%, or $12, is primarily due to the increase in sales during the fourth quarter of 2007 and continued maintenance renewals from existing customers.

Cost of Sales

Cost of sales increased $142 or 244% to $200, for the three month period ended March 31, 2008, compared to $58 in the prior year period. The increase is primarily due to hardware cost and engineering labor associated with eSignature product sales in the current quarter. Amortization expense associated with capitalized software development costs also increased.  Cost of sales is expected to increase near term as previously capitalized software development costs begin to be amortized once new products and enhancements are completed and released.

Operating expenses

Research and Development Expenses

Research and development expenses decreased approximately 59%, or $76, for the three month period ended March 31, 2008, compared to the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $76 decrease was the software development costs capitalized during the three months ended March 31, 2008, as compared to the prior year period.  Total expenses, before capitalization of software development costs and other allocations, was $399 for the three months ended March 31, 2008, compared to $380 in the prior year.  Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain at current levels.

Sales and Marketing Expenses

Sales and marketing expenses increased 38%, or $100, for the three months ended March 31, 2008 compared to the prior year period. The increase was attributable to increases in personnel and associated expenses, including stock based compensation, and travel. The Company increased sales personnel late in the first quarter of 2007.  The three months ending March 31, 2008 includes a complete quarter of payroll and related costs as compared to the prior year period. In addition marketing programs increased $43, compared to the prior year period .

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

General and Administrative Expenses

General and administrative expenses decreased 2%, or $8, for the three months ended March 31, 2008, compared to the prior year period. The decrease was primarily due to reductions in general corporate expenses. These decreases were offset by increase in professional services, including subscriptions and maintenance contracts. The Company anticipates that general and administrative expense will remain relatively consistent with the amounts incurred in the prior year.

Interest income and other income, net

Interest income and other income, net was $3 for the three months ended March 31, 2008, compared to $0 in the first two quarters of 2007.  The increase is due to the increased cash balance during the current period compared to the prior year period.

Interest expense

Interest expense related party increased $21 to $44 for the three months ended March 31, 2008, compared to $23 in the prior year period. The increase was due to two additional financings in March/April 2007 and June of 2007. Interest expense-other for the three months ended March 31, 2008 decreased $1, to $23, compared to $24 in the prior year period.  The increase was primarily due to the March/April 2007 financings mentioned above.  See Notes 4 and 5 in the Condensed Consolidated Financial Statements of this report on Form 10-Q.

Amortization of loan discount and deferred financing expense-related party increased $7 for the three months ended March 31, 2008, compared to the prior year period.  The increase was primarily due to amortization of the additional warrant costs issued with the new debt mentioned above.

Amortization of loan discount and deferred financing-other, which includes warrant, beneficial conversion feature and deferred financing costs associated with the convertible notes and the note and warrant purchase agreements, decreased 51%, or $46, for the three months ended March 31, 2008 compared to $91 in the prior year period. The decrease was due to the full amortization of the loan discount and deferred financing costs and subsequent pay off of the convertible notes in October 2007.

The Company expects to amortize an additional $235 of warrant cost related to the note and warrant purchase agreements entered into between November 2006 and October 2007 to interest expense through October 2009.

Liquidity and Capital Resources

At March 31, 2008, cash and cash equivalents totaled $355 compared to cash and cash equivalents of $1,144 at December 31, 2007. The decrease in cash was primarily due to cash used by operations  of $521 and $265 used in investing activities, including $264 in capitalization of software development costs and the acquisition of property and equipment amounting to $1. Total current assets were $786 at March 31, 2008, compared to $1,731 at December 31, 2007. As of March 31, 2008, the Company's principal sources of funds included its cash and cash equivalents aggregating $355.

Accounts receivable net decreased $136 for the three months ended March 31, 2008, compared to the December 31, 2007 balance, due primarily to the decrease in sales and billed but unpaid maintenance contracts that are off set against deferred revenue compared to the fourth quarter of 2007. The billed but unpaid maintenance amounts off set against the deferred revenue amount to $208.  This amount was collected in April 2008.  The Company expects the development of the eSignature market will ultimately result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets decreased by $20 for the three months ended March 31, 2008, compared to December 31, 2007, due primarily to expensing the prepaid fees for a marketing program held in March 2008. Annual fees on maintenance and support costs added to prepaids over the three months ended March 31, 2008 were approximately equal to the quarterly amortization amounts.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Accounts payable increased $57 for the three months ended March 31, 2008, compared to December 31, 2007, due primarily to third party hardware costs related to orders shipped in the three month period ended March 31, 2008. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred.  Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution.  Accrued compensation increased $23 during the three months ended March 31, 2008, compared to the December 31, 2007 balance.  The balance may fluctuate due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $2,545 at March 31, 2008, compared to $2,598 at December 31, 2007. Deferred revenue, totaling $223 at March 31, 2008, compared to $431 at December 31, 2007, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives payment from its customers.

In 2006 and 2007, the Company entered into Purchase Agreements and Registration Rights Agreements with a stockholder of the Company owning approximately 7% of the Company’s then outstanding shares of common stock the Affiliated Stockholder, and from unrelated third parties.

In November 2006, the Company entered into a $600 long-term debt agreement (the “2006 Purchase Agreement”), of which $450 was borrowed from an Affiliated Stockholder and the remaining $150 from an unrelated third party.  The notes are due May 17, 2008, and bear interest at the rate of 15% per annum payable quarterly in cash. In connection with the notes, the lenders were granted warrants to purchase 3,111 shares of common stock. The warrants have a term of three years, commencing on June 30, 2007, and an exercise price of $0.51. The Company has ascribed a value of $336 to the warrants, which is recorded as a discount to short-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “2007 Purchase Agreement”) and a Registration Rights Agreement (the “2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder.  On March 30, 2007 the Company borrowed $670 under the 2007 Purchase Agreement of which $350 was borrowed from the Affiliated Stockholder and the remaining $320 from unrelated third parties.  The proceeds were used for working capital purposes.  The notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and are due August 30, 2008. The Company ascribed a value of $359 to the 3,474 warrants, issued as part of this borrowing, which is recorded as a discount to short-term debt, related party, in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.

In June 2007, the Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007, with the Affiliated Stockholder. The Company borrowed $400 under this facility.  The Company used the proceeds of the financing for working capital purposes. The Notes bear interest at the rate of fifteen percent (15%) per annum payable quarterly in cash.  The Company issued warrants to purchase 3,168 shares of its common stock at an exercise price of $0.25.  The Company has ascribed a value of $187 to the warrants, which is recorded as a discount to short-term debt in the balance sheet and will be amortized to interest expense over the life of the loan.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%. As described above, the $400 note bears interest at the rate of fifteen percent (15%) per annum payable quarterly in cash and is due December 30, 2008.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Interest expense associated with short-term debt for the three months ended March 31, 2008 and 2007 was $67 and $47, respectively, of which $44 and $23, respectively, related to the transactions with the Affiliated Shareholder. Amortization of debt discount included in interest expense for the three months ended March 31, 2008 and 2007 was $136 and $175, respectively, of which $91 and $84, respectively, related to the Affiliated Shareholder.

The 4,850 warrants issued under the 2004 Purchase Agreement expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon the conversion of the notes and exercise of the warrants.  Wainwright will be paid approximately $28 in the aggregate if all of the investor warrants are exercised.  The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

The Company is seeking additional financing to fund its future operations.  If the Company is unable to obtain additional financing when needed, it may be required to materially change its operations, which could adversely affect our results from operations and stockholder value.

The Company has the following material commitments as of March 31, 2008:

	Payments due by period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Short-term debt related party (1)	$1,720	$1,720	$–	$–	$–	$–	$–
Long-term debt (2)	117	–	117	–	–	–	–
Operating lease commitments (3)	990	198	272	280	240	–	–
Total contractual cash obligations	$2,827	$1,918	$389	$280	$240	$–	$–

1.
Short-term debt reported on the balance sheet is net of approximately $217 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings. Short-term debt includes $1,170 due to  the Affiliated Stockholder.

2.	Long-term debt reported on the balance sheet is net of approximately $18 in discounts representing the fair value of warrants issued to the investors.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

The Company has experienced recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2008.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2008 and 2007, foreign currency translation gains and losses were insignificant.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 14, 2008	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)