Form 10-K/A
COMMUNICATION INTELLIGENCE CORP
filed 2008-05-21
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the Registrant for the fiscal year ended December 31, 2007 (the “Original Report”) is being filed for the purposes of (i) amending Item 13 of the Original Report to include additional disclosure required by Item 404 of Regulation S-K relating to a Consulting Agreement entered into by the Registrant with GSMeyer & Associates LLC and (ii) filing an unredacted copy of the Consulting Agreement as Exhibit 10.42.  The Registrant previously reported its entry into the Consulting Agreement in its Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008.

Other than the amendment to Item 13 to include additional disclosure required by Item 404 of Regulation S-K relating to a Consulting Agreement entered into by the Registrant with GSMeyer & Associates LLC and (ii) filing an unredacted copy of the Consulting Agreement as Exhibit 10.42, this Amendment No. 2 does not affect any other items in our Original Report.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2.  Except for the change described above, this Amendment No. 2 does not change any previously reported financial results, modify or update disclosures in the Original Report, or reflect events occurring after the date of the filing of the Original Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Related Party Transactions

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

The Company paid approximately $102 in interest to Mr. Engmann as of December 31, 2007 related to the above Notes. (See Note 4 of Notes to Consolidated Financial Statements on page F-19 for additional details.)

On January 9, 2008, the Company entered into the Company’s standard form of Consulting Agreement (the “Consulting Agreement”) with GSMeyer & Associates LLC (the “Consultant Entity”), an entity of which Garry Meyer, a director of the Company, is a principal.  Mr. Meyer owns 50% of the Consultant Entity’s outstanding equity, and Mr. Meyer’s spouse owns the other 50% of the Consultant Entity’s outstanding equity.  Mr. Meyer and his spouse share in the profits of the Consultant Entity in accordance with their ownership percentages.  Under the terms of the Consulting Agreement, the Consultant Entity is authorized to market the Company’s products as an independent contractor of the Company. The Consultant Entity is paid commissions equal to seven percent (7%) of the license fees, professional service fees and of first year maintenance fees on sales closed with GE, WaMu, State Street Bank, ING (of Eastern Europe) and The Hartford, subject to the Company having received payment of such fees from such customers prior to the payment of the above described commissions.  The Consultant Entity is also entitled to reimbursement of reasonable travel and other out-of-pocket expenses incurred in the performance of its obligations under the Consulting Agreement, provided that the Consultant Entity provides receipts and obtains prior approval from the Company’s Chief Executive Officer for such expenses. Either the Company or the Consultant Entity may terminate the Consulting Agreement at any time upon thirty days’ written notice to the other party.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on May 21, 2008.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on May 21, 2008.

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