Form 10-Q
period 2008-06-26
COMMUNICATION INTELLIGENCE CORP
filed 2008-08-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange act.

Large accelerated filer		Accelerated filer
Non-accelerated filer (do not check if smaller reporting company)	X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes	No	X

Number of shares outstanding of the registrant’s Common Stock, as of August 8, 2008: 129,057,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30	December 31
	2008	2007
Assets	Unaudited
Current assets:
Cash and cash equivalents	$2,387	$1,144
Accounts receivable, net of allowances of $136 and $117 at June 30, 2008 and December 31, 2007 respectively	244	452
Prepaid expenses and other current assets	84	135

Total current assets	2,715	1,731

Property and equipment, net	52	77
Patents	3,338	3,528
Capitalized software development costs	1,389	1,109
Other assets	30	30
Deferred financing costs	433	−

Total assets	$7,957	$6,475

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt – net of unamortized fair value assigned to warrants of $9 and $350 at June 30, 2008 and December 31, 2007, including related party debt of $1,170 at December 31, 2007, net of unamortized fair value assigned to warrants	116	1,370
Accounts payable	124	135
Accrued compensation	297	364
Other accrued liabilities	442	298
Deferred revenue	384	431

Total current liabilities	1,363	2,598

Long-term debt –net of unamortized fair value assigned to warrants of $1,196 and $21 at June 30, 2008 and December 31, 2007, including related party debt of $2,458 at June 30, 2008, net of unamortized fair value assigned to warrants	2,559	96

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; $1,046 liquidation preference; 10,000 shares authorized; 1,040 outstanding at June 30, 2008 and 0 at December 31, 2007, respectively	1,046	–
Common stock, $.01 par value; 225,000 shares authorized; 129,057 shares issued and outstanding at June 30, 2008 and December 31, 2007	1,291	1,291
Additional paid-in capital	95,294	93,785
Accumulated deficit	(93,574)	(91,260)
Accumulated other comprehensive loss	(22)	(35)

Total stockholders' equity	4,035	3,781

Total liabilities and stockholders' equity	$7,957	$6,475

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Product	$218	$385	$460	$543
Maintenance	189	170	377	346
Total Revenues	407	555	837	889

Operating costs and expenses:

Cost of sales
Product	157	132	327	162
Maintenance	43	30	73	58
Research and development	43	131	96	260
Sales and marketing	355	297	715	557
General and administrative	552	523	1,019	998
Total operating costs and expenses	1,150	1,113	2,230	2,035

Loss from operations	(743)	(558)	(1,393)	(1,146)

Interest and other income (expense), net	2	4	5	4
Interest expense:
Related party (Note 5)	(48)	(33)	(92)	(49)
Other (Notes 4 and 5)	(18)	(43)	(41)	(74)
Amortization of loan discount and deferred financing:
Related party (Note 5)	(217)	(74)	(308)	(147)
Other (Notes 4 and 5)	(63)	(141)	(108)	(243)

Minority interest	−	2	−	5
Net loss	(1,087)	(843)	(1,937)	(1,650)
Accretion of beneficial conversion feature, Preferred shares (Note 7):
Related party	(273)	−	(273)	−
Other	(98)	−	(98)	−
Preferred stock dividends:
Related party	(4)	−	(4)	−
Other	(2)	−	(2)	−

Net loss attributable to commonstockholders	$(1,464)	$(843)	$(2,314)	$(1,650)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	129,057	107,557	129,057	107,557

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Three and Six Months Ended June 30, 2008
Unaudited
(In thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Shares Amount		Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2007	−	$	−	129,057	$1,291	$93,785	$(91,260)	$(35)	$3,781
Stock based employee compensation						14			14

Comprehensive loss:
Net loss							(850)		(850)
Foreign currency translation adjustment								(2)	(2)
Total comprehensive loss									(852)
Balance as of March 31, 2008	−		−	129,057	1,291	93,799	(92,110)	(37)	2,943
Stock based employee compensation						26			26
Fair value of warrants issued in connection with Long-term debt						1,231			1,231
Conversion of Short-term notes into Preferred Shares, net of expenses of $127	1,040		1,040			(127)			913
Beneficial Conversion Feature associated with the Preferred Shares						371			371
Preferred share dividends			6			(6)			−
Comprehensive loss:
Net loss							(1,087)		(1,087)
Accretion of beneficial conversion feature on preferred stock							(371)		(371)
Preferred stock dividend							(6)		(6)
Foreign currency translation adjustment								15	15
Total comprehensive loss									(1,449)
Balance as of June 30, 2008	1,040		$1,046	129,057	$1,291	$95,294	$(93,574)	$(22)	$4,035

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,937)	$(1,650)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	438	391
Amortization of discount on convertible notes	−	149
Amortization of discount and deferred financing costs related party debt	308	197
Amortization of discount and deferred financing costs on other debt	108	45
Stock based employee compensation	40	60
Minority interest	−	(5)
Provision for doubtful accounts	19	16
Changes in operating assets and liabilities:
Accounts receivable, net	189	14
Prepaid expenses and other current assets	51	29
Accounts payable	(11)	13
Accrued compensation	(67)	38
Other accrued liabilities	138	-
Deferred revenue	(47)	103
Net cash used for operating activities	(771)	(600)

Cash flows from investing activities: Acquisition of property and uipment	(7)	(3)
Capitalized software development costs	(492)	(373)
Net cash used for investing activities	(499)	(376)

Cash flows from financing activities:
Deferred financing costs	(452)	-
Proceeds from issuance of short-term debt	125	-
Proceeds from issuance of long-term debt	3,000	1,120
Principal payments on short-term debt	(125)	-
Principal payments on capital lease obligations	-	(4)
Net cash provided by (used) for financing activities	2,548	1,116
Effect of exchange rate changes on cash	(35)	-

Net increase (decrease) in cash and cash equivalents	1,243	140
Cash and cash equivalents at beginning of period	1,144	727
Cash and cash equivalents at end of period	$2,387	$867

(Continued)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

Supplemental Disclosure of Non Cash Financing Activities

Short-term notes and accrued interest exchanged for convertible preferred stock		$1,040	$	−
Preferred stock dividend		$6	$	−
Short term notes and accrued interest exchanged for long term notes		$638	$	−
Fair value of beneficial conversion feature and warrants	$	−		$546
Accretion of beneficial conversion feature on convertible preferred shares		$371	$	−

Supplemental disclosure of cash flow information
Interest paid		$95		$82

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation

1.	Nature of business

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report  for the year ended December 31, 2007.

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

The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies". These technologies include multi-modal electronic signature, handwritten biometric signature verification, cryptography (Sign-it, iSign, and SignatureOne) and multilingual handwriting recognition software (Jot).  The Company reports results in one segment, handwriting recognition.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at June 30, 2008, the Company’s accumulated deficit was approximately $93,600. At June 30, 2008, the Company had working capital of $1,352, including cash and cash equivalents of $2,387.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded losses through the sale of debt and equity securities.

In June 2008, the Company raised additional funds through a debt and equity financing and also converted short-term notes payable to equity (see notes 4 and 5).  Management believes these transactions along with planed operations, will provide adequate capital recourses for at least the next twelve months.  However, there can be no assurance that these transactions will provide the Company with adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed or if

Communication Intelligence Corporation
and Subsidiary
(In thousands except per share amounts)
FORM 10-Q

Item 1.   Intermim financial statements and basis of presentation

1.	Nature of business

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

2.         Accounts receivable and revenue concentration

As of June 30, 2008 three customers in the aggregate accounted for 68% of net accounts receivable:  eCom Asia Pacific, Ltd. (26%), Travelers Insurance Company (25%), and Palm, Inc. (17%).  As of December 31, 2007 four customers in the aggregate accounted for 92% of accounts receivable: Access Systems Americas, Inc, (28%), eCom Asia Pacific, Ltd (22%), Tennessee Valley Authority (32%) and Sony Ericsson (10%).

Three customers in the aggregate accounted for 49% of total revenues for the three months ended June 30, 2008:  Fiserv (12%), Wells Fargo Bank, NA (13%), and Travelers Insurance Company (24%).  For the three months ended June 30, 2007, two customers in the aggregate accounted for 43% of total revenues: Wells Fargo Bank, NA (10%), and Access Americas, Inc. (33%).

Three customers in the aggregate accounted for 43% of total revenue for the six months ended June 30, 2008: Travelers Insurance Company (11%), Wells Fargo Bank, NA (13%) and Access Systems Americas, Inc. (19%). Two customers in the aggregate accounted for 48% of total revenue for the six months ended June 30, 2007: Wells Fargo Bank, NA (12%), and Access Systems Americas, Inc. (36%).

3.	Patents

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows the guidance of SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in the Company’s Annual Report.

Management completed an analysis of its patents as of December 31, 2007.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the six months ended June 30, 2008, and therefore concluded that no impairment in the carrying values of the patents existed at June 30, 2008.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation (continued)

3.	Patents (continued)

Amortization of patent costs was $95 and $190, respectively, for each of the three and six month periods ended June 30, 2008 and 2007.

4.	Short-term debt

In 2006 and 2007, the Company entered into long-term financing agreements with Michael Engmann, a stockholder of the Company owning approximately 7% of the Company’s then outstanding shares of common stock, and with unrelated third parties. Each financing included a Note and Warrant Purchase Agreement and a Registration Rights Agreement.  The notes bear interest at a rate of 15% per annum, payable quarterly in cash.  The fair value ascribed to the warrants issued in connection with the financings creates a debt discount that is amortized to interest expense over the life of the respective loans. The proceeds from these financings, as more fully described below, were used for working capital purposes.

In November 2006, the Company borrowed $600, of which $450 was borrowed from Michael Engmann and the remaining $150 from an unrelated third party.  The notes were due May 17, 2008.  In connection with the notes, the lenders were granted warrants to purchase 3,111 shares of common stock. The warrants are exercisable for three years commencing June 30, 2007, and have an exercise price of $0.51. The Company ascribed a fair value of $336 to the warrants, which was recorded as a discount to “debt” in the balance sheet.  The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%.

In March 2007 the Company borrowed $670, of which $350 was borrowed from Michael Engmann and the remaining $320 from unrelated third parties.  The notes are due August 30, 2008. In connection with the notes, the lenders were granted warrants to purchase 3,474 shares of common stock.  The warrants are exercisable for three years commencing June 30, 2007, and have an exercise price of $0.51.  The Company ascribed a fair value of $359 to the warrants, which was recorded as a discount to “debt” in the balance sheet.  The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.

In June 2007, the Company borrowed $400 under a financing agreement from Michael Engmann.  The notes are due December 30, 2008.  In connection with the notes, the lenders were granted warrants to purchase 3,168 shares of common stock.  The warrants are exercisable for three years commencing June 30, 2007, and have an exercise price of $0.25.  The Company has ascribed a fair value of $187 to the warrants, which is recorded as a discount to “debt” in the balance.  The relative fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; life of 3 years; expected volatility of 69%; and expected dividend yield of 0%.

All of the shares underlying the warrants discussed above were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007.

A portion of the above referenced debt held by Michael Engmann, including accrued and unpaid interest through May 31, 2008, was exchanged for Preferred Shares (See Note 7). The remainder of the debt held by Michael Engmann, and the debt held by certain third parties, including accrued and unpaid interest through May 31, 2008, was refinanced pursuant to the Credit Agreement (See Note 5).  The debt being so

Communication Intelligence Corporation
and Subsidiary
(In thousands except per share amounts)
FORM-10Q

Item1.	Interim financial statements and basis of presentation (continued)

4.	Short-term debt (continued)

exchanged or refinanced was originally issued in the transactions between August 2006 and June 2007 discussed above, and the related Note and Warrant Purchase Agreements, were terminated in connection with the Financing Transactions.  The warrants to acquire 9,653 shares of the Company’s common stock issued as part of the above reference financings remain outstanding.  These warrants are exercisable until June 30, 2010.

5.	Long-term debt

On June 5, 2008, the Company effected a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing short-term debt (collectively, the “Financing Transaction”).  Certain parties to the Financing Transactions (Phoenix Venture Fund LLC and Michael Engmann) have a pre-existing relationship with the Company and, with respect to such parties, the Financing Transaction may be considered a related party transaction.

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and Ronald Goodman (collectively with Phoenix, the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which are represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bear interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind and mature two (2) years from issue date.  The Company may use the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $475.  Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the assets of the Company and CIC Acquisition Corp.

Under the terms of the Credit Agreement and in partial consideration for the Creditors’ respective Loans made pursuant to the terms of the Credit Agreement as described above, the Company issued to each Creditor a warrant to purchase up to the number of shares of the Company’s common stock obtained by dividing the amount of such Creditor’s Loan by 0.14 (each a “Warrant” and collectively, the ‘Warrants”).  A total of 25,982 shares of the Company’s Common Stock may be issued upon exercise of the Warrants.  The Warrants are exercisable beginning June 30, 2008 until their expiration on June 30, 2011. The Warrants have an exercise price of fourteen cents ($0.14) per share. Additional Warrants may be issued if the Company exercises its option to make interest payments on the Loans in kind.  The Company ascribed the relative fair value of $1,231 to the warrants, which is recorded as a discount to “Long-term debt” in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.73%; expected life of 3 years; expected volatility of 82.3%; and expected dividend yield of 0%.

Communication Intelligence Corporation
and Subsidiary
(In thousands except per share amounts)
FORM-10-Q

Item1.	Interim financial statements and basis of presentation (continued)

5.	Long-term debt (continued)

In connection with the closing of the Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008, (See Note 7).

The offer and sale of the Notes, Warrants and Preferred Shares as detailed above, including the Common Stock issuable upon exercise or conversion thereof, was made in reliance upon exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act and under exemptions from registration available under applicable state securities laws.

Interest expense associated with the Company’s debt for the three months ended June 30, 2008 and 2007 was $346 and $291, respectively, of which $265 and $107 was related party and $81 and $184 was related to other creditors. Amortization of debt discount included in interest expense for the three months ended June 30, 2008 and 2007 was $280 and $215, respectively, of which $217 and $74 was related party expense and $63 and $141 was related to the other creditors.

Interest expense associated with the Company’s debt for the six months ended June 30, 2008 and 2007 was $549 and $513, respectively, of which $400 and $196 was related party and $149 and $317 was related to the other creditors. Amortization of debt discount included in interest expense for the six months ended June 30, 2008 and 2007 was $416 and $390, respectively, of which $308 and $147 was related party and $108 and $243 was related to the other creditors.

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

For the three and six month periods ended June 30, 2008, 6,002 and 41,131 shares of common stock subject to outstanding options and warrants, respectively, and 7,429 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive. For the three and six month periods ended June 30, 2007, 5,641 and 14,862 shares of common stock subject to outstanding options, and warrants, respectively, and 3,013 shares issuable upon the conversion of the convertible notes were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

7.	Equity

Common Stock Options

The Company has one stock-based employee compensation plan, (the "1999 Option Plan") and also grants options to employees, directors and consultants pursuant to individual agreements (collectively, the "Individual

Communication Intelligence Corporation
and Subsidiary
(In thousands except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation

7.	Equity

Common Stock Options (continued)

Plans"). Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates for both the six months ended June 30, 2008 and 2007 was approximately 27%, based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the three and six month periods ending June 30, 2008 and 2007.

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

	Three and Six Months Ended June 30, 2008	Three and Six Months Ended June 30, 2007
Risk free interest rate	3.32% - 5.11%	3.65% - 5.11%
Expected life (years)	3.21 – 6.86	3.19 -7.00
Expected volatility	80.96% – 104.57%	51.68% – 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) included in operating expenses for the three and six months ended June 30, 2008 and 2007. There were 100 stock options granted during the three and six months ended June 30, 2008 and no options were exercised. There were 325 stock options granted during the three and six months ended June 30, 2007, and no options were exercised.

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Research and development	$1	$3	$2	$6
Sales and marketing	8	19	20	37
General and administrative	1	5	2	8
Director options	15	9	16	9
Stock-based compensation expense	$25	$36	$40	$60

Communication Intelligence Corporation
and Subsidiary
(In thousands except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation

7.	Equity

Common Stock Options (continued)

A summary of option activity under the Company’s plans as of June 30, 2008 and 2007 is as follows:

As of June 30,
		2008					2007
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	6,036	$0.59				5,893	$0.69
Granted	100	$0.20				325	$0.22
Exercised	-					−
Forfeited or expired	(134)	$0.25				(577)	$0.95
Outstanding at June 30	6,002	$0.58	4.16	$	−	5,641	$0.63	4.79	$	−
Vested and expected to vest at June 30	6,002	$0.58	4.16	$	−	5,641	$0.63	4.94	$	−
Exercisable at June 30	5,550	$0.61	4.04	$	−	4,978	$0.68	4.78	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2008:

	As of June 30, 2008
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.14 – $0.50	2,479	4.80		$0.32	2,027		$0.33
0.51 – 1.00	3,341	3.84		$0.73	3,341		$0.73
1.01 – 2.00	167	1.62		$1.32	167		$1.32
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	1.97		$3.56	15		$3.56
	6,002	4.16		$.58	5,550	$

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation

7.	Equity

Common Stock Options (continued)

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2007:

	As of June 30, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.14 – $0.50	2,059	5.5	$0.34	1,442	$0.36
0.51 – 1.00	3,341	4.8	$0.73	3,295	$0.73
1.01 – 2.00	176	2.5	$1.31	176	$1.31
2.01 – 3.00	50	0.3	$3.00	50	$3.00
3.01 – 7.50	15	2.9	$3.56	15	$3.56
	5,641	4.8	$0.63	4,978	$0.68

There were 100 options granted to four directors with an exercise price of $0.20 during the three and six months ended June 30, 2008.

A summary of the status of the Company’s non-vested shares as of June 30, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	672	$0.32
Granted	100	$0.16
Forfeited	(134)	$0.17
Vested	(186)	$0.33
Nonvested at June 30, 2008	452	$0.17

As of June 30, 2008, there was $25 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation cost is expected to be realized over a weighted average period of 1.9 years.

Preferred Shares

In connection with the closing of the June 2008 Financing Transaction (see Note 6, Long-term debt), the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock (the “Preferred Shares”).  The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the “Preferred Shares” are converted in their entirety, the Company would issue 7,429 shares of common stock. The shares of Preferred Stock are convertible any time after June 30, 2008. The preferred stock transaction resulted in a beneficial conversion

Communication Intelligence Corporation
and Subsidiary
(In thousands except per share amounts)
FORM 10-Q

Item1.	Interim financial statements and basis of presentation

7.	Equity (continued)

Preferred Shares (continued)

feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to common stockholders for the quarter ended June 30, 2008.  In addition, the Company accrued a dividend on the preferred shares of $6.

Under the terms of the Registration Rights Agreement, the Company is obligated to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement under the Securities Act of 1933, as amended (the Securities Act”) covering the resale of the shares of Common Stock issued upon conversion of the shares of Preferred Stock and exercise of the Warrants as described above.  The Company must also use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that is two years after its Effective Date or until the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144.  The Registration Rights Agreement provides for certain registration rights whereby the Company could incur penalties if a registration statement is not filed or declared effective by the SEC on a timely basis. Under the Registration Rights Agreement, the Company must file a registration statement registering for  resale the shares within 2 days following the filing of its Quarterly Report on Form 10-Q for the three and six months ending June 30, 2008. Furthermore, the Company is to use commercially reasonable efforts to cause such registration statement to become effective within 180 calendar days after the closing of the June 2008 Financing Transaction. If the registration statement is not filed on a timely basis or is not declared effective by the SEC for any reason on a timely basis, the Company will be required to make a payment to the holders of the registrable securities an amount in cash equal to 1.5% of the aggregate conversion, or exercise price applicable to such holder’s registrable securities for certain defined failures every thirtieth day until such failure is cured. The Company is obligated to pay the costs and expenses of such registration.

The Company believes that it is not probable that an event can occur which will trigger a penalty payment under the agreement. Therefore, the Purchase Agreement was recorded as an equity transaction with no recorded asset or liability associated with the defined failure features included in the Registration Rights Agreement.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report  for the year ended December 31, 2007, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual Report for the fiscal year ended December 31, 2007.

Overview

The Company is a leading supplier of electronic signature solutions for business process automation serving primarily the financial services industry and the acknowledged leader in biometric signature verification technology. Our products enable companies to achieve secure paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2007, net losses aggregated approximately $11,441 and at December 31, 2007, the Company's accumulated deficit was approximately $91,300. At June 30, 2008, our accumulated deficit was approximately $93,600.

For the six month period ended June 30, 2008, total revenues were $837, a decrease of $52, or 6%, compared to total revenues of $889 in the corresponding prior year period. Total revenue for the three months ended June 30, 2008 decreased $148, or 27% to $407, compared to revenues of $555 in the corresponding prior year period.   Orders for the three month period ended June 30, 2008, however, were $296 higher than revenue recognizable for that period and such orders are expected to be recognized in the third quarter of 2008.

The Company is experiencing expanding demand and usage of its electronic signature technology in its target financial services market. Two recent orders received from top ten US banks are for the Company’s eSignature technologies in new applications and lines of business that expand the use of CIC's technology beyond the initial deployments with these firms.  In addition, the Company received an order from a top five insurance company for a property and casualty application and orders for additional licenses from one of its key channel partners, a top five supplier of software solutions and platforms to the financial services industry.  The Company also recently signed an agreement with a leading top tier solution provider to the financial services industry, which the Company believes is of strategic significance relative to near term and future revenue generation.   Recent market surveys by independent

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

technology and market research firms such as Forrester Research conclude  that US banks and lenders are challenged with the need to increase revenue hile improving the effectiveness and efficiency of their processes in the face of increased regulatory and compliance demands exacerbated by the recent subprime and credit crises.  The Company believes that electronic signature solutions enhance the customer experience and significantly reduce the time required for account openings and applications, creating more time available for up-cross selling while delivering significant reductions in the life cycle cost of managing mission critical documents, thereby enhancing the need and demand for its product solutions.

The loss from operations for the six months ended June 30, 2008 increased by $247 to $1,393, compared with a loss from operations of $1,146 in the prior year period.  This increase is primarily attributable to a $52 decrease in revenue to $837 in the current period compared to $889 in the prior six month period and to an increase of $195 in operating expenses to $2,230 compared to $2,035 of operating expenses in the comparable prior period. This increase in operating expenses is primarily due to an increase in cost of goods sold related to third party hardware sold with the Company’s software solutions and engineering labor costs associated with nonrecurring engineering project revenue.

In June 2008, the Company closed a financing transaction under which it raised capital through the issuance of secured indebtedness and equity and restructured a portion of the Company’s existing debt.  In connection with the transaction, the Company borrowed an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on the Company's existing indebtedness. In partial consideration for the respective loans made as described above, the Company issued to each creditor a warrant to purchase up to the number of shares of its common stock obtained by dividing the amount of such creditor’s loan by 0.14.  A total of 25,982,143 shares of our common stock may be issued upon exercise of the warrants at an exercise price of $0.14 per share.  The issuance of the warrants was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In June 2008, in connection with the closing of the financing transaction, the Company also entered into a Securities Purchase Agreement and a Registration Rights Agreement.  Under the Securities Purchase Agreement, in exchange for the cancellation of $995 in principal and $45 of interest accrued on our existing debt, the Company issued to the holders of such debt an aggregate of 1,040,000 shares of Series A Cumulative Convertible Preferred Stock.  The preferred shares carry an 8% annual dividend, payable quarterly in arrears in cash or in additional preferred shares, have a liquidation preference over common stock of $1.00 per share and are convertible into shares of common stock at the conversion price of fourteen cents $0.14 per share.  The shares of preferred stock are convertible at any time. The issuance and sale of such shares was effected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act and under Sections 4(2) and 4(6) of the Securities Act.

Critical Accounting Policies and Estimates

Warrant valuation

Warrants to purchase shares of the Company’s common stock were issued as part of the Company’s financing transaction. The fair value of the warrants was calculated using the Black-Scholes pricing model at the date of issuance.  The relative fair value attributable to the warrants is recorded as a debt discount in the Company’s balance sheet. The debt discount is amortized to interest expense over the life of the debt, using the straight-line interest method, which approximates the effective interest method, assuming the debt will be held to maturity.

The use of the Black-Scholes model requires that we estimate the fair value of the underlying equity instruments issuable upon the exercise of options and warrants. In determining the fair value of our warrants, the Company utilizes the market price for our shares, the contractual life, and volatility.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

For a complete description of the Company’s critical accounting policies refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Annual Report.

Results of Operations

Revenues

Total revenue for the three months ended June 30, 2008 decreased $148, or 27%, to $407, compared to $555 in the prior year period.  Product revenue reflects a 7% decrease in eSignature and a 84% decrease in natural input revenues compared to the prior year period.  Orders for the three month period ended June 30, 2008 were $296 higher than revenue recognizable for that period and  is expected to be recognized as revenue in the third quarter of 2008.  Maintenance revenue increased 11%, or $19, for the three months ended June 30, 2008 compared to the prior year period. The increase was primarily due to the renewal of existing maintenance contracts from ongoing customers and new maintenance contracts associated with new product orders.

For the six months ended June 30, 2008, total revenues were $837, a decrease of $52, or 6%, compared to $889 in the prior year period. Product revenues decreased 15% or $83, while maintenance revenues increased 9%, or $31, compared to the prior year period.  The reduction in revenue primarily reflects lower reported royalties from a major natural input/Jot customer. The increase in maintenance revenue was primarily due to the renewal of existing maintenance contracts from ongoing customers and new maintenance contracts associated with new product orders.

Cost of Sales

Cost of sales primarily includes amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues, engineering labor and third party hardware costs associated with certain product sales.  Cost of sales for the three months ended June 30, 2008 increased $38, or 23%, to $200, compared to $162 in the prior year period. The increase is due in part to engineering labor for product development work completed in the second quarter. In addition, amortization of previously capitalized software development costs increased $23, or 24%, to $117, compared to $94 in the prior year period.

For the six months ended June 30, 2008, cost of sales increased $180, or 82%, to $400 compared to $220 in the prior year period.  The increase is due primarily to the sale of third party hardware, engineering labor associated with nonrecurring engineering revenues and amortization of previously capitalized engineering software development costs.  Amortization of capitalized software development cost to cost of sales will increase in the future as new products and enhancements are completed.

Operating expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance, and allocated facilities expenses, net of software development costs capitalized.  Research and development expenses decreased approximately 67%, or $88, for the three months ended June 30, 2008 compared to the prior year period.  The decrease was due primarily to engineering labor cost associated with nonrecurring engineering revenues transferred to cost of sales and an increase in the amount of software development costs capitalized compared to the prior year period.  Total costs, before capitalization of software development and other allocations, were $394 for the three months ended June 30, 2008 compared to $367 in the prior year period.

For the six months ended June 30, 2008, research and development expenses decreased $164, or 63%, compared to the prior year period.  The decrease is primarily due to the amount of engineering labor transferred to cost of sales and the amount software development costs capitalized compared to the prior year period.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Sales and Marketing Expenses

Sales and marketing expenses increased 20%, or $58, for the three month ended June 30, 2008 compared to the prior year period. The increase was primarily attributable to increases in salary and related expenses due to the addition of one sales person compared to the prior year, increases in advertising and marketing programs and engineering sales support efforts.

For the six months ended June 30, 2008, sales and marketing expense increased $158, or 28%, compared to the prior year period.  The increase is primarily due to the reasons discussed above for the change in the three month period.

The Company expects sales and marketing expenses will continue at the current higher levels in the near term due to planned increases marketing programs.

General and Administrative Expenses

General and administrative expenses increased 6%, or $29, for the three months ended June 30, 2008, compared to the prior year period. The increase was due to increases in professional services expense, amortization of annual maintenance subscriptions and the provision for uncollectible accounts compared to the prior year period. These increases were partially offset by an decrease in insurance premiums and stock option expense compared to the prior year period.

For the six months ended June 30, 2008, general and administrative expenses increased $21, or 2%, compared to the prior period. The increase is attributable to the reasons discussed above for the change in the three month period.

The Company anticipates that general and administrative expense will remain above the prior year amounts for the foreseeable future due to the increases in the expenses discussed above.

Interest income and other income, net

Interest income and other income (expense), net, for the three months ended June 30, 2008 decreased $2 from income of $4 in the prior year period.  The decrease is due to the reduced cash balance during the current period compared to the prior year period.  For the six months ended June 30, 2008, interest income and other income (expense), net, increased $1, or 25%,  to $5, compared to $4 in the prior year period.  The increase was primarily due to the interest earned on the cash received in the June 2008 financing transaction.

Interest expense

Interest expense decreased 13%, or $10, to $66 for the three months ended June 30, 2008, compared to $76 in the prior year period. The decrease was primarily due to the reduction in the rate of interest accrued on the Company’s debt from 15% to 8% brought about by debt and equity financing completed in June, 2008. (See Notes 4 and 5 in the Condensed Consolidated Financial Statements of this Form 10-Q).

For the six months ended June 30, 2008, interest expense increased 8%, or $10, to $133, compared to $123 in the prior year period.  The increase is primarily due to the increase in debt financing consummated in June 2007, which was accrued during the full six months ended June 30, 2008.

Amortization of loan discount, which includes warrant and beneficial conversion feature costs associated with the Company’s debt, deferred financing costs, associated with the convertible notes and note and warrant purchase agreements increased 30%, or $65, to $280 for the three months ended June 30, 2008 compared to $215 in the prior year period.  The increase was primarily due to acceleration of the write off to expense of the warrant and beneficial conversion feature costs of a portion of short-term debt due to the conversion in June 2008 to new long-term debt and equity.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

For the six months ended June 30, 2008, amortization of loan discount and related costs discussed above increased 7%, or $26, to $416 compared to $390 in the prior year period. The increase was due to the factors discussed above.  The Company will amortize an additional $9 to interest expense over the remaining life of the unconverted notes and $1,180 assigned to the new long term debtor or sooner if the notes are paid off before the due date.

Liquidity and Capital Resources

At June 30, 2008, cash and cash equivalents totaled $2,387 compared to cash and cash equivalents of $1,144 at December 31, 2007. The increase in cash was primarily due to proceeds from the financing transaction offset by cash used in operations of $771 and $499 used in investing activities, including $492 in capitalization of software development costs and the acquisition of property and equipment amounting to $7. Total current assets were $2,715 at June 30, 2008, compared to $1,731 at December 31, 2007. As of June 30, 2008, the Company's principal sources of funds included its cash and cash equivalents aggregating $2,387.

Accounts receivable net, decreased $208 for the six months ended June 30, 2008, compared to the December 31, 2007 balance, due primarily to the decrease in sales in the second quarter of 2008 compared to the fourth quarter of 2007.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

The deferred financing costs of $433 at June 30, 2008 are associated with the debt and equity financing consummated in June 2008.  These costs represent consulting and legal fees associated with the Financing transaction. These costs will be amortized to interest expense over the life of the debt or sooner if the debt is paid off early.

Prepaid expenses and other current assets decreased by $51 as of June 30, 2008, compared to December 31, 2007, due primarily to expensing the prepaid fees for a marketing program held in May 2008. Annual fees on maintenance and support costs added to prepaids over the three months ended June, 2008 were approximately equal to the quarterly amortization amounts.

Accounts payable decreased $11 as of June 30, 2008, compared to December 31, 2007, due primarily to third party hardware costs related to orders shipped in the three months ended March 31, 2008. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred.  Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution.  Accrued compensation decreased $67, compared to the December 31, 2007 balance due to the payment of salaries that were deferred during 2007.  The balance may fluctuate due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $1,363 at June 30, 2008, compared to $2,598 at December 31, 2007. Deferred revenue, totaling $384 at June 30, 2008, compared to $431 at December 31, 2007, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives payment from its customers.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

In 2006 and 2007, the Company entered into long-term financing agreements aggregating $1,670 with Michael Engmann, a stockholder of the Company owning approximately 7% of the Company’s then outstanding shares of common stock and from unrelated third parties. Each financing included a Note and Warrant Purchase Agreement and a Registration Rights Agreement.  The notes bore interest at a rate of 15% per annum, payable quarterly in cash.  The Company issued warrants to acquire an aggregate of 9,753,000 shares of the Company’s common stock associated with the notes with an exercise price range of $0.25 to $0.51 per share. These warrants are exercisable until June 30, 2010. All of the shares underlying the warrants discussed above were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007. The fair value ascribed to the warrants issued in connection with the financings is carried as a discount to the related debt in the balance sheet and is written off to interest expense over the life of the respective loans. The proceeds from these financings were used for working capital purposes.  At June 30, 2008, there is $125 of the above referenced debt remaining, which is due August 30, 2008.  The balance of the debt, including accrued and unpaid interest through May 31, 2008, was restructured into long term debt or exchanged for Preferred Shares as more fully described below.

On June 5, 2008, the Company closed a financing transaction which raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing short-term debt (collectively, the “Financing Transaction”).  Certain parties to the Financing Transactions (Phoenix Venture Fund LLC and Michael Engmann) have a pre-existing relationship with the Company and, with respect to such parties, the Financing Transactions may be considered a related party transaction.

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and Ronald Goodman (collectively with Phoenix, the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which are represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bear interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind and mature two (2) years from issue date.  The Company may use the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for Preferred Shares as described below, for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $475.  Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the respective assets of the Company and CIC Acquisition Corp.

Under the terms of the Credit Agreement and in partial consideration for the Creditors’ respective Loans made pursuant to the terms of the Credit Agreement as described above, the Company issued to each Creditor a warrant to purchase up to the number of shares of the Company’s common stock (“Common Stock”) obtained by dividing the amount of such Creditor’s Loan by 0.14 (each a “Warrant” and collectively, the ‘Warrants”).  A total of 25,982,000 shares of the Company’s Common Stock may be issued upon exercise of the Warrants.  The Warrants are exercisable beginning June 30, 2008 until their expiration on June 30, 2011. The Warrants have an exercise price of fourteen cents ($0.14) per share. Additional Warrants may be issued if the Company exercises its option to make interest payments on the Loans in kind.  The Company ascribed a relative fair value of $1,231 to the Warrants, which is recorded as a discount to “Long-term debt” in the balance sheet.  The fair value of  the Warrants ($1,861) was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.73%; expected life of 3 years; expected volatility of 82.3%; and expected dividend yield of 0%.

In connection with the closing of the Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040,000 shares of the

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Company’s Series A Cumulative Convertible Preferred Stock (the “Preferred Shares”).  The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the “Preferred Shares” are converted in their entirety, the Company would issue 7,429,000 shares of common stock. The shares of Preferred Stock are convertible any time after June 30, 2008.

Under the terms of the Registration Rights Agreement, the Company is obligated to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement under the Securities Act of 1933, as amended (the "Securities Act”) covering the resale of the shares of Common Stock issued upon conversion of the shares of Preferred Stock and exercise of the Warrants as described above.  The Company must also use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that is two years after its Effective Date or until the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144.  The Company is obligated to pay the costs and expenses of such registration.

The offer and sale of the Notes, Warrants and Preferred Shares as detailed above, including the Common Stock issuable upon exercise or conversion thereof, was made in reliance upon exemptions from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D, as promulgated by the Commission under the Securities Act and under exemptions from registration available under applicable state securities laws.

Interest expense associated with the Company’s debt for the three months ended June 30, 2008 and 2007 was $346 and $291, respectively, of which $265 and $107 was related party and $81 and $184 was related to other creditors. Amortization of debt discount included in interest expense for the three months ended June 30, 2008 and 2007 was $280 and $215, respectively, of which $217 and $74 was related party expense and $63 and $141 was related to the other creditors.

Interest expense associated with the Company’s debt for the six months ended June 30, 2008 and 2007 was $549 and $513, respectively, of which $400 and $196 was related party and $149 and $317 was related to the other creditors. Amortization of debt discount included in interest expense for the six months ended June 30, 2008 and 2007 was $416 and $390, respectively, of which $308 and $147 was related party and $108 and $243 was related to the other creditors.

The warrants to purchase 4,850,000 shares of the Company’s common stock issued under the 2004 Purchase Agreement expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days  The placement agent in connection with this financing will be paid approximately $28 in the aggregate if all of the investor warrants are exercised.  The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

The Company has the following material commitments as of June 30, 2008:

	Payments due by period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Short-term debt (1)	$125	$125	$–	$–	$–	$–	$–
Long-term debt related party (2)	3,638	–		3,638	–	–	–
Long-term debt (3)	117		117
Operating lease commitments (4)	924	132	272	280	240	–	–
Total contractual cash obligations	$4,804	$257	$389	$3,918	$240	$–	$–

1.	Short-term debt reported on the balance sheet is net of approximately $9 in discounts representing the fair value of warrants issued to the investors.

2.	Long-term debt related party reported on the balance sheet is net of approximately $1,180 in discounts representing the fair value of warrants issued to the investors.

3.	Long-term debt reported on the balance sheet is net of approximately $16 in discounts representing the fair value of warrants issued to the investor.

4.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent increases approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. There can be no assurance that the debt and equity transactions described above (or "entered into in June 2008") will provide the Company with adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. In addition, under the terms of the June debt financing the Company granted the holders of the debt a security interest in all of the Companies assets. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Not applicable.

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
(In thousands, except share and per share amounts)
FORM 10-Q

Part II-Other Information

Item 1.      Legal Proceedings

None

Item 1A.    Risk Factors

Not applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Information with respect to Item 2 is incorporated by reference to Exhibits 10.41, 10.42, 10.43, and 10.44 of this Form 10-Q and to Form 8-K filed on June 6, 2008.

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

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 30, 2008. The number of shares of common stock with voting rights as of the record date represented at the meeting either in person or by proxy was 119,519,145 shares, or 92.6% of the eligible outstanding Common Stock of the Company. Two proposals were voted upon by the stockholders.  The proposals and the voting results are as follows:

Proposal 1

The five persons listed below received the most votes in favor of election at the annual meeting and, accordingly were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed.

Name	For
Guido DiGregorio	114,851,528
Garry Meyer	113,072,180
Louis P. Panetta	115,007,710
Chien Bor (C. B.) Sung	113,979,292
David E. Welch	113,179,835

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Proposal 2

The voting on the proposal to amend the Company’s amended and restated certificate of incorporation to increase the number of common shares available for issuance from 155,000 to 225,000 was as follows:

	FOR	Against	Abstain
Shares voted	104,324,468	15,061,196	133,480
Percent of voted	87.28%	12.60%	0.11%
Percent of total	80.83%	11.67%	0.10%

Item 5.                      Other Information

None

Item 6.                      Exhibits

(a)          Exhibits

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Exhibit Number	Document
3.1	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
*3.2	Amended and Restated Certificate of Incorporation of the Company dated May 10, 1995, as filed with the Delaware Secretary of State’s office on May 18, 1995.
3.3
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K, filed April 6, 1999 (File No. 0-19301).

3.4
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A, filed December 20, 2007.

3.5
Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1/A, filed December 20, 2007.

3.6
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S-1/A, filed December 20, 2007.

*3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated June 30, 2008.
*4.19	Form of Common Stock Purchase Warrant issued by the Company.
*4.20	Form of Additional Common Stock Purchase Warrant
*4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008
*4.22	Form of Additional Secured Promissory Note.
*4.23	Certificate of Designations dated June 4, 2008 with respect to Series A Cumulative Convertible Preferred Stock.
†*10.41	Credit Agreement dated June 5, 2008, between Communication Intelligence Corporation and the Lenders Party Hereto and SG Phoenix as Collateral Agent.
*10.42	Pledge and Securities Agreement dated June 5, 2008, among Communication Intelligence Corporation and the parties identified there in.
*10.43	Securities Purchase Agreement dated June 5, 2008, among Communication Intelligence Corporation and the parties identified there in.
*10.44	Registration Rights Agreement dated June 5, 2008, among Communication Intelligence Corporation and the parties identified there in.
* 31.1	Certification of Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
* 31.2	Certificate of Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
* 32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated August 14, 2008, filed pursuant to the Securities and Exchange Act of 1934.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 14, 2008	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)