Form 10-K/A
period 2007-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2008-09-23
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

☐        Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the
transition period from        to

Commission File No. 0-19301

Communication Intelligence Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 Shoreline Drive, Suite 500
Redwood Shores, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-802-7888

Securities registered under Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes☐   No. ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes  ☐   No.  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the securities Exchange act of 1934 (check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes  ☐  No  ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2007 was approximately $20,105,160 based on the closing sale price of $0.19 on such date, as reported by the Nasdaq Over-the-Counter Market. The number of shares of Common Stock outstanding as of the close of business on March 11, 2008 was 129,057,161.

EXPLANATORY NOTE

This Amendment No. 3 to the Annual Report on Form 10-K for the Registrant for the fiscal year ended December 31, 2007 (the “Original Report”) is being filed for the purposes of amending Part IV, Exhibit 31.1 and 31.2 of the Original Report to include additional disclosure required by Item 601(b)(31)(i) of Regulation S-K relating to the certification of the principal executive officer and principal financial officer of the Company.

Other than the amendment to Part IV, Exhibit 31.1 and 31.2 of the Original Report to include additional disclosure required by Item 601(b)(31)(i) of Regulation S-K relating to the certification of the chief executive officer and chief financial officer of the Company, this Amendment No. 3 does not affect any other items in our Original Report.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 3.  Except for the change described above, this Amendment No. 3 does not change any previously reported financial results, modify or update disclosures in the Original Report, or reflect events occurring after the date of the filing of the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on September 23, 2008.

COMMUNICATION INTELLIGENCE CORP.

By:	/s/ Francis V. Dane
Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 23, 2008.

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