Form 10-Q
period 2008-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2008-10-28
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      September 30, 2008

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

Number of shares outstanding of the registrant’s Common Stock, as of October 28, 2008: 129,057,161.

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
 (In thousands)

	September 30	December 31
	2008	2007
Assets	Unaudited
Current assets:
Cash and cash equivalents	$1,276	$1,144
Accounts receivable, net of allowances of $153 and $117 at September 30, 2008 and December 31, 2007 respectively	581	452
Prepaid expenses and other current assets	141	135

Total current assets	1,998	1,731
Property and equipment, net	47	77
Patents	3,244	3,528
Capitalized software development costs	1,423	1,109
Deferred financing costs	376	−
Other assets	30	30

Total assets	$7,118	$6,475

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt – net of unamortized fair value assigned to warrants of $350 at December 31, 2007, including related party debt of $1,170 at December 31, 2007, net of unamortized fair value assigned to warrants	−	1,370
Accounts payable	164	135
Accrued compensation	338	364
Other accrued liabilities	297	298
Deferred revenue	266	431

Total current liabilities	1,065	2,598

Long-term debt –net of unamortized fair value assigned to warrants of $1,034 and $21 at September 30, 2008 and December 31, 2007, including related party debt of $2,498 at September 30, 2008, net of unamortized fair value assigned to warrants	2,683	96

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; $1,061 liquidation preference; 10,000 shares authorized; 1,040 outstanding at September 30, 2008 and 0 at December 31, 2007, respectively	1,061	–
Common stock, $.01 par value; 225,000 shares authorized; 129,057 shares issued and outstanding at September 30, 2008 and December 31, 2007	1,291	1,291
Additional paid-in capital	95,018	93,785
Accumulated deficit	(93,979)	(91,260)
Accumulated other comprehensive loss	(21)	(35)

Total stockholders' equity	3,370	3,781

Total liabilities and stockholders' equity	$7,118	$6,475

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Product	$546	$275	$1,006	$818
Maintenance	175	181	552	527
Total Revenues	721	456	1,558	1,345

Operating costs and expenses:

Cost of sales
Product	216	59	543	221
Maintenance	47	41	120	99
Research and development	73	86	169	346
Sales and marketing	337	365	1,052	922
General and administrative	535	510	1,554	1,508
Total operating costs and expenses	1,208	1,061	3,438	3,096

Loss from operations	(487)	(605)	(1,880)	(1,751)

Interest and other income (expense), net	40	4	45	9
Interest expense:
Related party (Note 5)	(55)	(46)	(147)	(95)
Other (Notes 4 and 5)	(26)	(42)	(67)	(116)
Amortization of loan discount and deferred financing:
Related party (Note 5)	(204)	(95)	(512)	(242)
Other (Notes 4 and 5)	(23)	(323)	(131)	(566)

Minority interest	−	2	−	6
Net loss	(755)	(1,105)	(2,692)	(2,755)
Accretion of beneficial conversion feature, Preferred shares (Note 7):
Related party	−	−	(273)	−
Other	−	−	(98)	−
Preferred stock dividends:
Related party	(16)	−	(20)	−
Other	(5)	−	(7)	−

Net loss attributable to common stockholders	$(776)	$(1,105)	$(3,090)	$(2,755)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	129,057	111,530	129,057	108,891

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Three and Nine Months Ended September 30, 2008
Unaudited
(In thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Shares Amount		Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2007	−	$	−	129,057	$1,291	$93,785	$(91,260)	$(35)	$3,781
Stock based employee compensation						14			14

Comprehensive loss:
Net loss							(850)		(850)
Foreign currency translation adjustment								(2)	(2)
Total comprehensive loss									(852)
Balance as of March 31, 2008	−		−	129,057	1,291	93,799	(92,110)	(37)	2,943
Stock based employee compensation						26			26
Fair value of warrants issued in connection with Long-term debt						1,231			1,231
Conversion of Short-term notes into Preferred Shares, net of expenses of $127	1,040		1,040			(127)			913
Beneficial Conversion Feature associated with the Preferred Shares						371			371
Accretion of beneficial conversion feature on preferred stock						(371)			(371)
Preferred share dividends			6			(6)	(6)		(6)
Comprehensive loss:
Net loss							(1,087)		(1,087)
Foreign currency translation adjustment								15	15
Total comprehensive loss									(1,072)
Balance as of June 30, 2008	1,040		$1,046	129,057	$1,291	$94,923	$(93,203)	$(22)	$4,035
Stock based employee compensation						89			89
Preferred share dividends			15			6	(21)		-
Comprehensive loss:
Net loss							(755)		(755)
Foreign currency translation adjustment								1	1
Total comprehensive loss									(754)
Balance as of September 30, 2008	1,040		$1,061	129,057	$1,291	$95,018	$(93,979)	$(21)	3,370

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,692)	$(2,755)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	673	588
Amortization of discount on convertible notes	-	498
Amortization of discount and deferred financing costs related party debt	512	242
Amortization of discount and deferred financing costs on other debt	131	68
Stock based employee compensation	128	107
Minority interest	-	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(129)	83
Prepaid expenses and other current assets	(6)	(3)
Accounts payable	29	47
Accrued compensation	(26)	90
Other accrued liabilities	(1)	154
Deferred revenue	(165)	301
Net cash used for operating activities	(1,546)	(586)

Cash flows from investing activities: Acquisition of property and equipment	(14)	(4)
Capitalized software development costs	(659)	(611)
Net cash used for investing activities	(673)	(615)

Cash flows from financing activities:
Deferred financing costs	(452)	-
Proceeds from issuance of short-term debt	125	-
Proceeds from the sale of common stock, net of expenses	-	2,602
Proceeds from issuance of long-term debt	3,000	1,120
Principal payments on short-term debt	(250)	-
Principle payments on long-term debt	(37)
Principal payments on capital lease obligations	-	(5)
Net cash provided by for financing activities	2,386	3,717
Effect of exchange rate changes on cash	(35)	(3)

Net increase in cash and cash equivalents	132	2,513
Cash and cash equivalents at beginning of period	1,144	727
Cash and cash equivalents at end of period	$1,276	$3,240

(Continued)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

Supplemental Disclosure of Non Cash Financing Activities
Short-term notes and accrued interest exchanged for convertible preferred stock		$1,040	$	−
Short term notes and accrued interest exchanged for long term notes		$638	$	−
Accretion of beneficial conversion feature on convertible preferred shares		$371	$	−
Fair value of beneficial conversion feature and warrants	$	−		$546
Supplemental disclosure of cash flow information
Interest paid		$130		$82

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at September 30, 2008, the Company’s accumulated deficit was approximately $94,000. At September 30, 2008, the Company had working capital of $933, including cash and cash equivalents of $1,276.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded losses through the sale of debt and equity securities.

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

2.         Accounts receivable and revenue concentration

As of September 30, 2008 three customers in the aggregate accounted for 67% of net accounts receivable: eCom Asia Pacific, Ltd. (12%), Travelers Insurance Company (36%), and Software House International (19%).  As of December 31, 2007 four customers in the aggregate accounted for 92% of accounts receivable: Access Systems Americas, Inc, formerly PalmSource, (28%), eCom Asia Pacific, Ltd (22%), Tennessee Valley Authority (32%) and Sony Ericsson (10%).

Two customers in the aggregate accounted for 60% of total revenues for the three months ended September 30, 2008: Altria Client Services (21%) and Travelers Insurance Company (39%).  For the three months ended September 30, 2007, four customers in the aggregate accounted for 57% of total revenues: LSI Title Company (11%), Wells Fargo Bank, NA (12%), American General Life (14%) and Access Systems Americas, Inc., (20%).

Three customers in the aggregate accounted for 45% of total revenue for the nine months ended September 30, 2008: Altria Client Services (10%), Access Systems Americas, Inc. (11%) and Travelers Insurance Company (24%). Two customers in the aggregate accounted for 44% of total revenue for the nine months ended September 30, 2007: Wells Fargo Bank, NA (12%), and Access Systems Americas, Inc., formerly PalmSource (32%).

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

Management completed an analysis of its patents as of December 31, 2007.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the nine months ended September 30, 2008, and therefore concluded that no impairment in the carrying values of the patents existed at September 30, 2008.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item 1.	Interim financial statements and basis of presentation (continued)

3.	Patents (continued)

Amortization of patent costs was $95 and $284, respectively, for each of the three and nine month periods ended September 30, 2008 and 2007.

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

In March and April 2007, the Company borrowed $670 and $50, respectively, of which $320 was borrowed from Michael Engmann and the remaining $400 from unrelated third parties.  The notes were due August 30, 2008. In connection with the notes, the lenders were granted warrants to purchase 3,474 shares of common stock.  The warrants are exercisable for three years commencing June 30, 2007, and have an exercise price of $0.51.  The Company ascribed a fair value of $359 to the warrants, which was recorded as a discount to “debt” in the balance sheet.  The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.

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

A portion of the above referenced debt held by Michael Engmann, including accrued and unpaid interest through May 31, 2008, was exchanged for Preferred Shares (See Note 7). The remainder of the debt held by Michael Engmann, and part of the debt held by certain third parties, including accrued and unpaid interest through May 31, 2008, was refinanced pursuant to the Credit Agreement (See Note 5).  The debt being so

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

The remaining $125 debt plus accrued but unpaid interest was paid on September 30, 2008.

5.	Long-term debt

On June 5, 2008, the Company effected a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing short-term debt (collectively, the “Financing Transaction”). Certain parties to the Financing Transactions (Phoenix Venture Fund LLC and Michael Engmann) had a pre-existing relationship with the Company and, with respect to such parties, the Financing Transaction may be considered a related party transaction.

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and Ronald Goodman (collectively with Phoenix, the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which are represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bear interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind and mature June 5, 2010.  The Company used a portion of the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, and may use the remaining proceeds for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $475.  Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the assets of the Company and CIC Acquisition Corp.

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

Interest expense associated with the Company’s debt for the three months ended September 30, 2008 and 2007 was $308 and $506, respectively, of which $259 and $141 was related party and $49 and $365 was related to other creditors. Amortization of debt discount included in interest expense for the three months ended September 30, 2008 and 2007 was $227 and $418, respectively, of which $204 and $95 was related party expense and $23 and $323 was related to the other creditors.

Interest expense associated with the Company’s debt for the nine months ended September 30, 2008 and 2007 was $857 and $1,019, respectively, of which $659 and $337 was related party and $198 and $682 was related to the other creditors. Amortization of debt discount included in interest expense for the nine months ended September 30, 2008 and 2007 was $643 and $808, respectively, of which $512 and $242 was related party and $131 and $566 was related to the other creditors.

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

For the three and nine month periods ended September 30, 2008, 7,616 and 41,131 shares of common stock subject to outstanding options and warrants, respectively, and 7,429 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive. For the three and nine month periods ended September 30, 2007,  6,011 shares of common stock subject to outstanding options, 3,372 shares issuable upon the conversion of the convertible notes and 14,862 warrants were excluded from the calculation of dilutive earnings per share because the exercise or conversion of such options and warrants would be anti-dilutive.

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

Common Stock Options (continued)

“Individual Plans”). Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates for the nine months ended September 30, 2008 and 2007 was approximately 27%, based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the three and nine month periods ending September 30, 2008 and 2007.

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

	Three and Nine Months Ended September 30, 2008	Three and Nine Months Ended September 30, 2007
Risk free interest rate	3.32% - 5.11%	3.65% - 5.11%
Expected life (years)	3.21 – 6.88	3.19 -7.00
Expected volatility	80.96% – 104.57%	51.68% – 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) included in operating expenses for the three and nine months ended September 30, 2008 and 2007. There were 1,775 stock options granted during the three and nine months ended September 30, 2008 and no options were exercised. There were 370 and 695 stock options granted during the three and nine months ended September 30, 2007, and no options were exercised.

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Research and development	$25	$11	$27	$17
Sales and marketing	7	17	27	54
General and administrative	57	3	59	11
Director options	−	16	16	25
Stock-based compensation expense	$89	$47	$129	$107

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item 1.	Interim financial statements and basis of presentation

7.	Equity

Common Stock Options (continued)

A summary of option activity under the Company’s plans as of September 30, 2008 and 2007 is as follows:

	As of September 30,
	2008					2007
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	6,036	$0.59				5,893	$0.69
Granted	1,875	$0.15				695	$0.21
Exercised	−					−
Forfeited or expired	(295)	$0.55				(577)	$0.95
Outstanding at September 30	7,616	$0.48	4.2	$	−	6,011	$0.60	4.8	$	−
Vested and expected to vest at September 30	7,616	$0.48	4.2	$	−	6,011	$0.60	4.8	$	−
Exercisable at September 30	5,929	$0.57	4.0	$	−	5,261	$0.65	4.6	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of September 30, 2008:

	As of September 30, 2008
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.14 – 0.50	4,187	5.4	$0.25	2,500	$0.30
0.51 – 1.00	3,341	3.6	0.73	3,341	0.73
1.01 – 2.00	73	3.5	1.66	73	1.66
2.01 – 3.00	−	−	−	−	−
3.01 – 7.50	15	1.7	3.56	15	3.56
	7,616	4.6	$.48	5,929	$0.57

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except per share amounts)
FORM 10-Q

Item 1.	Interim financial statements and basis of presentation

7.	Equity

Common Stock Options (continued)

The following tables summarize the ranges of outstanding and exercisable options as of September 30, 2007:
	As of September 30, 2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.14 – 0.50	2,429	5.5	$0.32	1,702	$0.35
0.51 – 1.00	3,341	4.6	0.73	3,318	0.73
1.01 – 2.00	176	2.2	1.31	176	1.31
2.01 – 3.00	50	0.1	3.00	50	3.00
3.01 – 7.50	15	2.7	3.56	15	3.56
	6,011	4.8	$0.63	5,261	$0.68

There were 1,775 options granted to employees with an exercise price of $0.15 during the three and nine months ended September 30, 2008.

A summary of the status of the Company’s non-vested shares as of September 30, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	672	$0.32
Granted	1,875	0.12
Forfeited	(117)	0.17
Vested	(743)	0.33
Nonvested at September 30, 2008	1,687	$0.17

As of September 30, 2008, there was $137 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation cost is expected to be realized over a weighted average period of 2.4 years.

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

Preferred Shares (continued)

feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to common stockholders for the quarter ended June 30, 2008. The Company has accrued dividends on the preferred shares of $27.  As of September 30, 2008, $6 of the accrued dividends have been paid in cash.

Under the terms of the Registration Rights Agreement, the Company is obligated to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement under the Securities Act of 1933, as amended (the Securities Act”) covering the resale of the shares of Common Stock issued upon conversion of the shares of Preferred Stock and exercise of the Warrants as described above.  The Company must also use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that is two years after its Effective Date or until the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144.  The Registration Rights Agreement provided for certain registration rights whereby the Company would have incurred penalties if a registration statement was not filed or declared effective by the SEC on a timely basis. The Company filed the required registration statement on August 18, 2008, which was declared effective on October 10, 2008. The Company was obligated to pay the costs and expenses of such registration.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report for the year ended December 31, 2007, and in the Company’s Form S-1 effective October 10, 2008, including the following:

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

Overview

The Company is a leading supplier of electronic signature solutions for business process automation serving primarily the financial services industry and is the acknowledged leader in biometric signature verification technology. Our products enable companies to achieve secure paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2007, net losses aggregated approximately $11,441 and at December 31, 2007, the Company's accumulated deficit was approximately $91,300. At September 30, 2008, our accumulated deficit was approximately $94,000.

For the nine months ended September 30, 2008, total revenues were $1,558, an increase of $213, or 16%, compared to total revenues of $1,345 in the corresponding prior year period. Total revenue for the three months ended September 30, 2008 increased $265, or 58% to $721, compared to revenues of $456 in the corresponding prior year period. Orders for the three months ended September 30, 2008, however, were $629 higher than revenue recognizable for that period and such orders are expected to be recognized in the fourth quarter of 2008.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

The Company continues to experience demand for its electronic signature technology in the insurance sector despite the turmoil and volatility in the financial markets. Based upon prior large scale deployments at AEGON/WFG, AIG, Prudential and State Farm, and two new customers which are top tier insurance companies, together with pending orders from other insurance companies, we believe CIC is emerging as the leading and preferred supplier of electronic signature solutions for property/casualty and life applications. Due to the credit crisis certain anticipated orders from banks and lending institutions were not received; however, the October 23, 2008 webinar with Computer Science Corporation (CSC), focusing on a solution to automate the mortgage workout process, has generated encouraging interest and the Company anticipates that it will lead to near term revenue opportunities. US banks and lenders are challenged with the need to increase revenue while improving the effectiveness and efficiency of their processes in the face of increased regulatory and compliance demands exacerbated by the recent sub prime and credit crisis. The Company anticipates that this crisis, which will lead to increased regulatory controls and the need to administer the billions of bailout dollars to settle troubled mortgages, will accelerate the deployment of electronic signature technology based solutions to address those challenges. Although there is uncertainty relative to how long the capital market/credit crisis will last and to what degree its impact will effect IT spending in the financial market that the Company serves, it seems increasingly apparent that financial institutions are recognizing that the Company’s technology addresses their needs for both revenue growth and expense reduction and that the crisis may well accelerate the adoption of electronic signature solutions in the financial services industry. At September 30, 2008, had the Company been able to recognize, as revenue, approximately $500 more of the orders received in the third quarter, it would have achieved an operating profit for that quarter. So, despite the turmoil/volatility in the capital markets and the impact on the Company’s target financial entities the Company believes its objective of achieving and sustaining quarterly profitability and cash flow positive operations in the near term continues to be viable.  Further, the Company believes its overall strategy and organizational structure constitutes a significant competitive advantage.  To operate a cost effective organizational expense structure while maintaining product and market leadership is a key factor in achieving and sustaining profitability in an emerging market. The Company believes it is becoming increasingly evident that it is winning orders due to its sales strategy and product differentiation. The Company has responded to evolving market needs with a high level of repeatable software products that afford a competitive advantage and cost effective product structure for both direct end user deployments and embeds into partner software platforms.  The Company, as a strategy, has been focused for years on being at its core “lean and agile” while establishing long standing strategic relationships that allow the Company to rapidly access product development and deployment capabilities required to address virtually any deployment requirement. The Company has developed a core team of skilled employees scalable to virtually any deployment/business requirement through existing agreements with specialized development teams (well versed in the area of signature technology and processes), mid-size vertical market IT services groups (with explicit knowledge of the intricacies of the financial services industry) and with tier one IT Services firms with virtually limitless deployment resources available. This scalable product development and deployment capability allows the Company to maintain a lean, agile expense structure with the potential to rapidly achieve sustained profitability at minimal levels of revenue as the emerging eSignature market develops and adoption matures.

The loss from operations for the nine months ended September 30, 2008 increased by $129 to $1,880, compared with a loss from operations of $1,751 in the prior year period.  This increase, is primarily attributed to the net effect of higher recorded revenues, offset by a $343 increase in cost of sales to $663 in the current period compared to $320 in the prior year period. The increase in cost of goods sold is due to third party hardware costs, increased amortization of previously capitalized software development costs and engineering labor costs associated with nonrecurring engineering project revenue.

In June 2008, the Company closed a financing transaction under which it raised capital through the issuance of secured indebtedness and equity and restructured a portion of the Company’s existing debt. In connection with the transaction, the Company borrowed an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on the Company’s existing indebtedness. In partial consideration for the respective loans made as described above, the Company issued to each creditor a warrant to purchase up to the number of shares of its common stock obtained by dividing the amount of such creditor’s loan by 0.14.  A total of 25,982,143 shares of our common stock may be issued upon exercise of the warrants at an exercise price of $0.14 per share.  The issuance of the warrants was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

In June 2008, in connection with the closing of the financing transaction, the Company also entered into a Securities Purchase Agreement and a Registration Rights Agreement. Under the Securities Purchase Agreement, in exchange for the cancellation of $995 in principal and $45 of interest accrued on our existing debt, the Company issued to the holders of such debt an aggregate of 1,040,000 shares of Series A Cumulative Convertible Preferred Stock.  The preferred shares carry an 8% annual dividend, payable quarterly in arrears in cash or in additional preferred shares, have a liquidation preference over common stock of $1.00 per share and are convertible into shares of common stock at the conversion price of $0.14 per share. The shares of preferred stock are convertible at any time. The issuance and sale of such shares was effected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Securities Act and under Sections 4(2) and 4(6) of the Securities Act.

Critical Accounting Policies and Estimates

Warrant valuation

Warrants to purchase shares of the Company’s common stock were issued as part of the Company’s financing transactions. The fair value of the warrants was calculated using the Black-Scholes pricing model at the date of issuance.  The relative fair value attributable to the warrants is recorded as a debt discount in the Company’s balance sheet. The debt discount is amortized to interest expense over the life of the debt, using the straight-line interest method, which approximates the effective interest method, assuming the debt will be held to maturity.

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

Results of Operations

Revenues

Total revenue for the three months ended September 30, 2008 increased $265, or 58%, to $721, compared to $456 in the prior year period.  Product revenue reflects a 210% increase in eSignature and a 97% decrease in natural input revenues compared to the prior year period.  Orders for the three months ended September 30, 2008 were $629 higher than revenue recognizable for that period and such amount is expected to be recognized as revenue in the fourth quarter of 2008.  Maintenance revenue decreased 3%, or $6, for the three months ended September 30, 2008 compared to the prior year period. The decrease was primarily due to a decrease in the renewal activity of existing maintenance contracts from ongoing customers.

For the nine months ended September 30, 2008, total revenues were $1,558, an increase of $213, or 16%, compared to $1,345 in the prior year period. Product revenues increased 23%, or $188, while maintenance revenues increased 5%, or $25, compared to the prior year period.  The increase in product revenue primarily reflects the increase in new orders booked compared to the prior year period. The increase in maintenance revenue was primarily due to the renewal of existing maintenance contracts from ongoing customers and new maintenance contracts associated with new product orders.

Cost of Sales

Cost of sales primarily includes amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues, engineering labor and third party hardware costs associated with certain product sales.  Cost of sales for the three months ended September 30, 2008 increased $163, or 163%, to $263, compared to $100 in the prior year period. The increase is due in part to an increase in engineering labor for product development work completed in the third quarter. In addition, amortization of previously capitalized software development costs increased $44, or 50%, to $132, compared to $88 in the prior year period.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

For the nine months ended September 30, 2008, cost of sales increased $343, or 107%, to $663, compared to $320 in the prior year period.  The increase is due primarily to the sale of third party hardware, engineering labor associated with nonrecurring engineering revenues and amortization of previously capitalized engineering software development costs. Amortization of previously capitalized software development costs increased $103, or 43%, to $345, compared to $242 in the prior year period. Amortization of capitalized software development cost to cost of sales is expected to increase in the future as new products and enhancements are completed.

Operating expenses

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance, and allocated facilities expenses, net of software development costs capitalized. Research and development expenses decreased approximately 15%, or $13, for the three months ended September 30, 2008 compared to the prior year period.  The decrease was due primarily to engineering labor cost associated with nonrecurring engineering revenues transferred to cost of sales and an increase in the amount of software development costs capitalized compared to the prior year period.  Total costs, before capitalization of software development and other allocations, were $431 for the three months ended September 30, 2008 compared to $379 in the prior year period. The increase was primarily due to the addition of one additional engineer late in the second quarter of 2008.

For the nine months ended September 30, 2008, research and development expenses decreased $177, or 51%, compared to the prior year period.  The decrease is primarily due to the amount of engineering labor transferred to cost of sales and the amount software development costs capitalized compared to the prior year period. Total costs, before capitalization of software development and other allocations, were $1,225, an increase of 9%, or $99 for the nine months ended September 30, 2008 compared to $1,126 in the prior year period. The increase was primarily due to the addition of one additional engineer late in the second quarter of 2008 and outside engineering associated with development project revenue in the first quarter of 2008.

Sales and Marketing Expenses

Sales and marketing expenses of $337 decreased 8%, or $28, for the three months ended September 30, 2008 compared to the prior year period. The decrease was primarily attributable to a headcount reduction and associated salary and related expenses early in the second quarter 2008, compared to the prior year period, In addition there were decreases in marketing programs during the quarter ended September 30, 2008 compared to the prior year period.

For the nine months ended September 30, 2008, sales and marketing expense of $1,052 increased $130, or 14%, compared to the prior year period.  The increase is primarily due to increases in marketing programs and engineering sales support compared to the prior year period.

The Company expects sales and marketing expenses will continue at the current higher levels in the near term due to planned increases in marketing programs in the fourth quarter of 2008.

General and Administrative Expenses

General and administrative expenses of $535 increased 5%, or $25, for the three months ended September 30, 2008, compared to the prior year period. The increase was primarily due to an increase in stock option expense related to grants awarded in the third quarter. These increases were partially offset by decreases in insurance premiums and investor relations expenses compared to the prior year period.

For the nine months ended September 30, 2008, general and administrative expenses increased $46, or 3%, compared to the prior period. The increase is attributable to the reasons discussed above for the change in the three month period.

The Company anticipates that general and administrative expense will remain above the prior year amounts for the foreseeable future due to the increases in the expenses discussed above.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Interest income and other income, net

Interest income and other income (expense), net, for the three months ended September 30, 2008 increased to $40 from income of $4 in the prior year period.  The increase is due to the increased cash balance and interest received from customers on past due accounts receivable balances during the current period compared to the prior year period.  For the nine months ended September 30, 2008, interest income and other income (expense), net, increased $36, to $45, compared to $9 in the prior year period.  The increase was primarily due to the interest earned on the cash received in the June 2008 financing transaction and interest received on past due accounts receivable balances.

Interest expense

Interest expense decreased 8%, or $7, to $81 for the three months ended September 30, 2008, compared to $88 in the prior year period. The decrease was primarily due to the reduction in the rate of interest accrued on the Company’s debt from 15% to 8% brought about by the debt and equity financing completed in June, 2008. (See Notes 4 and 5 in the Condensed Consolidated Financial Statements of this Form 10-Q).

For the nine months ended September 30, 2008, interest expense increased 1%, or $3, to $214, compared to $211 in the prior year period.  The increase is primarily due to the increase in debt financing consummated in June 2008.

Amortization of loan discount, which includes warrant costs associated with the Company’s debt, deferred financing costs, associated with the convertible notes and note and warrant purchase agreements decreased 46%, or $191, to $227 for the three months ended September 30, 2008, compared to $418 in the prior year period.  The decrease was primarily due to the final amortization expense in the third quarter of 2007 of the warrant costs associated with the convertible debt.

For the nine months ended September 30, 2008, amortization of loan discount and related costs discussed above decreased 20%, or 165 to $643 compared to $808 in the prior year period. The decrease was primarily due to the factors discussed above.  The Company will amortize an additional $8 to interest expense over the remaining life of the unconverted notes and $1,026 assigned to the new long term debt or sooner if the notes are paid off before the due date.

Liquidity and Capital Resources

At September 30, 2008, cash and cash equivalents totaled $1,276 compared to cash and cash equivalents of $1,144 at December 31, 2007. The increase in cash was primarily due to proceeds from the financing transaction offset by cash used in operations of $1,546 and $673 used in investing activities, including $659 in capitalization of software development costs and the acquisition of property and equipment amounting to $14. Total current assets were $1,998 at September 30, 2008, compared to $1,731 at December 31, 2007. As of September 30, 2008, the Company's principal sources of funds included its cash and cash equivalents aggregating $1,276.

Accounts receivable net, increased $129 to $581 as of September 30, 2008, compared to the December 31, 2007 balance, due primarily to the increase in sales in the third quarter of 2008 compared to the fourth quarter of 2007.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

The deferred financing costs of $376 at September 30, 2008 are associated with the debt and equity financing consummated in June 2008.  These costs represent consulting and legal fees associated with the financing transaction. These costs will be amortized to interest expense over the life of the debt or sooner if the debt is paid off early.

Prepaid expenses and other current assets increased by $6 as of September 30, 2008 compared to December 31, 2007, due primarily to prepaid fees for a marketing program to be held in November 2008. Annual fees on maintenance and support costs added to prepaids over the three months ended September 30, 2008 were approximately equal to the quarterly amortization amounts.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Accounts payable increased $29 to $164 as of September 30, 2008 compared to December 31, 2007, due primarily to professional service fees associated with the Company’s S-1 filing. Accounts payable balances typically increase in the second and fourth quarters when the insurance and annual maintenance and support fees are incurred.  Materials used in cost of sales may impact accounts payable depending on the amount of third party hardware sold as part of the software solution.  Accrued compensation decreased $26 to $338 compared to the December 31, 2007 balance due to the payment of salaries that were deferred during 2007.  The balance may fluctuate due to increases or decreases in the number of personnel, utilization of, or increases to, the accrued vacation balance and the timing of pay periods.

Total current liabilities were $1,065 at September 30, 2008, compared to $2,598 at December 31, 2007. Deferred revenue, totaling $266 at September 30, 2008, compared to $431 at December 31, 2007, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives payment from its customers.

In 2006 and 2007, the Company entered into long-term financing agreements aggregating $1,670 with Michael Engmann, a stockholder of the Company owning approximately 7% of the Company’s then outstanding shares of common stock and with unrelated third parties. Each financing included a Note and Warrant Purchase Agreement and a Registration Rights Agreement.  The notes bore interest at a rate of 15% per annum, payable quarterly in cash.  The Company issued warrants to acquire an aggregate of 9,753,000 shares of the Company’s common stock associated with the notes with exercise prices ranging from of $0.25 to $0.51 per share. These warrants are exercisable until June 30, 2010. All of the shares underlying the warrants discussed above were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007. The fair value ascribed to the warrants issued in connection with the financings is carried as a discount to the related debt in the balance sheet and is written off to interest expense over the life of the respective loans or upon extinguishment if that occurs earlier. The proceeds from these financings were used for working capital purposes. Debt of $125 plus accrued interest was paid on September 30, 2008 and the balance of the debt, including accrued and unpaid interest through May 31, 2008, was restructured into long term debt or exchanged for Preferred Shares as more fully described below.

On June 5, 2008, the Company closed a financing transaction which raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing short-term debt (collectively, the “Financing Transaction”). Certain parties to the Financing Transaction (Phoenix Venture Fund LLC and Michael Engmann) had a pre-existing relationship with the Company and, with respect to such parties the Financing Transaction may be considered a related party transaction. For a detailed discussion of the transaction please refer to Note 5 in Item 1 of the Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest expense associated with the Company’s debt for the three months ended September 30, 2008 and 2007 was $308 and $506, respectively, of which $259 and $141 was related party and $49 and $365 was related to other creditors. Amortization of debt discount included in interest expense for the three months ended September 30, 2008 and 2007 was $227 and $418, respectively, of which $204 and $95 was related party expense and $23 and $323 was related to the other creditors.

Interest expense associated with the Company’s debt for the nine months ended September 30, 2008 and 2007 was $857 and $1,019, respectively, of which $659 and $337 was related party and $198 and $682 was related to the other creditors. Amortization of debt discount included in interest expense for the nine months ended September 30, 2008 and 2007 was $643 and $808, respectively, of which $512 and $242 was related party and $131 and $566 was related to the other creditors.

The warrants to purchase 4,850,000 shares of the Company’s common stock issued under the 2004 Purchase Agreement expire on October 28, 2009. The Company may call the warrants if the Company’s common stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon exercise of the warrants. The placement agent in connection with this financing will be paid approximately $28 in the aggregate if all of the investor warrants are exercised.  The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

     The Company has the following material commitments as of September 30, 2008:

	Payments due by period
Contractual obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt related party (1)	$3,479	$–	$–	$3,638	$–	$–	$–
Long-term debt (2)	239		80
Operating lease commitments (3)	858	66	272	280	240	–	–
Total contractual cash obligations	$4,576	$66	$352	$3,918	$240	$–	$–

1.	Long-term debt related party reported on the balance sheet is net of approximately $991 in discounts representing the fair value of warrants issued to the debt holders.

2.	Long-term debt reported on the balance sheet is net of approximately $53 in discounts representing the fair value of warrants issued to the debt holders.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent increases approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

The Company has suffered recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. There can be no assurance that the debt and equity transactions described above will provide the Company with adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations, its ability to operate as a going concern and stockholder value. In addition, under the terms of the June 2008 debt financing, the Company granted the holders of the debt a security interest in all of the Company’s assets. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Not applicable.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that has a materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II-Other Information

Item 1.      Legal Proceedings

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
3.2
Amended and Restated Certificate of Incorporation of the Company dated May 10, 1995, as filed with the Delaware Secretary of State’s office on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

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

3.7
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.
4.23
Certificate of Designations dated June 4, 2008 with respect to Series A Cumulative Convertible Preferred Stock, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

10.41
Credit Agreement dated June 5, 2008, between Communication Intelligence Corporation and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

10.42
Pledge and Securities Agreement dated June 5, 2008, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

10.43
Securities Purchase Agreement dated June 5, 2008, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

Communication Intelligence Corporation
and Subsidiary
 (In thousands, except share and per share amounts)
FORM 10-Q

Exhibit Number	Document
10.44
Registration Rights Agreement dated June 5, 2008, among Communication Intelligence Corporation and the parties identified there in, incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

October 28, 2008	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)