Form 10-K
period 2008-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2009-03-12
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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

Securities registered under Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[   ]   No. [ X ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [   ]   No.  [X ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the act (check one): Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes  [   ]  No  [ X ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2008 was approximately $20,105,160 based on the closing sale price of $0.20 on such date, as reported by the Over-the-Counter Bulletin Board. The number of shares of Common Stock outstanding as of the close of business on March 6, 2009 was 130,516,981.

COMMUNICATION INTELLIGENCE CORPORATION

___________

CIC® and its logo, Handwriter®, Jot®, iSign®, InkSnap®, InkTools®, RecoEcho®, Sign-On®, QuickNotes®, Sign-it®, WordComplete®, INKshrINK®, SigCheck®, SignatureOne®, Ceremony® and The Power To Sign Online® are registered trademarks of the Company. HRS™, PenX™, KnowledgeMatch™, and Speller™ are trademarks of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

General

Communication Intelligence Corporation was incorporated in Delaware in October 1986. Communication Intelligence Corporation and its joint venture (the “Company” or “CIC”) is a leading supplier of electronic signature solutions for business process automation in the financial industry as well as the recognized leader in biometric signature verification. CIC’s products enable companies to achieve truly paperless workflow in their eBusiness processes with multiple signature technologies across virtually all applications in SaaS and fully deployed delivery models. To date, the Company has delivered biometric and electronic signature solutions to over 400 channel partners and enterprises  worldwide, representing hundreds users, with over 500 million electronic signatures captured, eliminating the need for over a billion pieces of paper. These deployments are primarily in the financial industry and include AEGON/World Financial Group, AGLA, Allstate Insurance Company, Charles Schwab & Co., Prudential Financial, Inc., Snap-On-Credit, State Farm Insurance Co., Travelers Indemnity Company, and Wells Fargo Bank, NA. The Company provides the most comprehensive and scalable electronic signature solutions based on over 20 years of experience and significant input from CIC’s valued financial industry client base. The Company is also a leading supplier of natural input/text entry software for handheld computers and smartphones. Major customers for natural input software are Palm Inc. and Sony Ericsson Corp.. CIC sells directly to enterprises and through system integrators, channel partners and OEMs. The Company is headquartered in Redwood Shores, California and has a joint venture, Communication Intelligence Computer Corporation Limited ("CICC"), in Nanjing, China.

Revenue for the year ended December 31, 2008 was $2,401 compared to $2,145 for the year ended December 31, 2007 an increase of $256 or 12%. Revenue for 2008 was primarily attributable to AEGON/World Financial Group, AGLA, Allscripts-Misys, Allstate Insurance Company (“Allstate”), Charles Schwab & Co., Oracle Corporation, Palm Inc., Prudential Financial Inc., SnapOn Credit LLC, Sony Ericsson Corp., Tennessee Valley Authority, Travelers Indemnity Company (“Travelers”), and Wells Fargo Bank NA.

The insurance industry is focusing on its eBusiness strategies not only to reduce transaction costs but to forge closer relationships with their customers and agents. According to the September 2008 Forrester Research report “North American Insurance IT Spending in 2008,” 49% of US insurance companies surveyed indicated that increasing or expanding their online presence and eCommerce capabilities was a critical or high priority for them. This shift to eBusiness is a fundamental change for the industry, since insurance is all about producing documents, whether the paper that document is “printed” on is real or virtual. Technologies like electronic signature figure prominently in successful eBusiness strategies, since they accelerate the quote to revenue process while fostering better customer experiences.  Based upon prior large scale deployments at AEGON/World Financial Group, AGLA, Prudential, State Farm, and two recent wins with Travelers and Allstate in the last half of 2008, together with pending orders from other insurance carries, the Company believes CIC is emerging as the leading and preferred supplier of electronic signature solutions for property/casualty and life insurance applications.

Regarding the banking sector, according to the  Forrester research entitled “Industry Essentials: US Retail Banking”, US banks and lenders are challenged with the need to increase revenue while improving the effectiveness and efficiency of their processes in the face of increased regulatory and compliance demands exacerbated by the recent subprime and credit crisis. This crisis is driving increased regulatory controls and the need to administer the billions of bailout dollars to settle troubled mortgages and CIC believes this will accelerate the deployment of electronic signature technology based solutions to address those challenges.  In addition, regional and mid-size banks, unencumbered by the Troubled Asset Relief Program (“TARP”) related difficulties, appear to be pursuing automation more actively than in the past.

CIC was recently named to Forrester Research’s “Hot Companies to Watch in 2009” Report. The Company is pleased to be recognized for its contribution to automating the mortgage workout process. Partnering with Computer Sciences Corporation ("CSC") to integrate our technologies to deliver a "software as a service" ("SaaS")-based electronic signature solution reduces a very lengthy and painful process involving many parties that can often take several months to less than three days, alleviating borrower stress along with significant expense reductions. This product offering reflects the timeliness and benefits of our technology coupled with our ability to effectively and efficiently integrate our technology with selected partner offerings to significantly enhance the value of the end solution.

Currently, the Company is  experiencing what it  believes are normal delays in IT orders consistent with  standard procedure as enterprises enter a new year and budget period. Although the Company sees no significant indications suggesting that the adverse market conditions impacting our customer base of financial institutions have resulted in any delays or cancellation of IT spending that would significantly impact planned automation programs involving our technology, the elevated review and prioritization purchase processes have delayed anticipated early 2009 deployments.  In recognition that such delays could result in the short-term need for additional funds, prior to achievement of cash flow positive operations, we are investigating alternative financing sources, including investments from selected strategic partners.

The net loss attributable to Common Stockholders for the year ended December 31, 2008 was $3,727 compared to $3,399 in the prior year. Non-cash charges to interest expense for deferred financing costs and loan discount amortization related to the Company’s debt, and accretion of the beneficial conversion feature of the shares of Series A-1 Preferred contributed $1,220 to that loss representing an increase of $251 compared to $969 in the prior year. Operating expenses, including amortization of software development costs, increased approximately 7%, or $307, from $4,338 for the year ended December 31, 2007 to $4,645 for the year ended December 31, 2008. The increase in operating expense primarily reflects the increases in amortization of capitalized software development costs related to product development and enhancements, and increases in direct engineering costs, charged to cost of sales, related to meeting customer specific requirements associated with integration of our standard products into customer systems.

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

SignatureOne Profile Server
SignatureOne Profile Server is the server compliment to CIC's Sign-it software, which enables the real-time capture of electronic and digital signatures in various application environments. All user enrollment, authentication and transaction tracking in SignatureOne are based on data from the Sign-it client software.

SignatureOne Ceremony Server
The SignatureOne Ceremony Server is a J2EE® server product that provides the capability to define and manage an electronic signature process within a Service Oriented Architecture to be implemented in an On-Premise Deployed Model or through a Software as a Service (SaaS) environment. This product enables the use of web services to facilitate end to end management of multi-party approvals of documents.

iSign	A suite of application development tools for electronic digitized signatures, biometric signature verification and cryptography for custom developed applications and web based development.
Sign-it
Multi-modal electronic signature software for common applications including; Microsoft Word, Adobe Acrobat, AutoDesk AutoCAD, web based applications using HTML, XML, & XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market

Jot	Multi-lingual handwriting recognition software

Products and upgrades that were introduced and first shipped in 2008 include the following:

SignatureOne® Ceremony® Server v1.0
SignatureOne® Sign-it® v6.3 for Acrobat®
SignatureOne® Sign-it® v6.31 for Acrobat®
SignatureOne® Sign-it® v7.0 for Acrobat®
SignatureOne® Sign-it® v7.01 for Acrobat®
SignatureOne® Sign-it® v7.02 for Acrobat®
Sign-it® Viewer v2.0 for Acrobat®
SignatureOne® Sign-it® v7.0 for Word
SignatureOne® Profile Server v3.0
SignatureOne® Ceremony® Server v1.1
SignatureOne® Ceremony® Server v1.11
SignatureOne® Ceremony® Server v1.2
iSign® v4.311
SignatureOne® Sign-it® XF v1.3.0.1
SignatureOne® Sign-it® XF v1.3.0.2
Sign-it Tools v7.0 for Word

The SignatureOne Profile Server provides server-based enterprise administration and authentication of user eSignatures and maintenance of signature transaction logs for eSigned documents. The SignatureOne architecture implements a common process and methodology that provides a uniform program interface for multiple signature methods and multiple capture devices, simplifying enterprise wide integration of business process automation tasks requiring eSignature.

The SignatureOne Ceremony Server is a J2EE server product that provides the capability to define and manage an electronic signature process within a Service Oriented Architecture (SOA) to be implemented in an On-Premise Deployed Model or through a Software as a Service (SaaS) environment. This product enables the use of web services to pass documents and/or packages of documents and related XML data to a server that facilitates end to end management of multi-party approvals of documents.

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

Jot software analyzes the individual strokes of characters written with a pen/stylus and converts these strokes into machine-readable text characters. Jot recognizes handwritten input and is specifically designed for small devices. Unlike many recognizers that compete in the market for handheld data input solutions, Jot offers a user interface that allows for the input of natural upper and lowercase letters, standard punctuation and European languages without requiring the user to learn and memorize unique characters or symbols. Jot has been ported to numerous operating systems, including Palm OS, Windows, Windows Mobile, VT-OS, UIO, QNX, Linux and OS/9. The standard version of Jot, which is available through OEM customers, recognizes and supports input of Roman-based Western European languages.

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

The Company believes that these patents provide a competitive advantage in the electronic signature and biometric signature verification markets. The Company believes the technologies covered by the patents are unique and allow it to produce superior products. The Company also believes these patents are broad in their coverage. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality would infringe its patents. Moreover, because the majority of these patents do not expire for another four to 10, the Company believes that it has sufficient time to develop new related technologies, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time its patents will deter competitors from introducing competing products without creating substantially different technology or licensing or infringing its technology.

The Company has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Material Customers

Historically, the Company’s revenues have been derived from hundreds of customers, however, a significant percentage of the revenue has been attributable to a limited number of customers.  Two customers accounted for 39% of total revenue for the year ended December 31, 2008.  Allstate Insurance Company accounted for 19% and Travelers Indemnity Company accounted for 20%. Four customers accounted for 57% of total revenues in 2007. Access Systems Americas, Inc. (formerly PalmSource, Inc.) accounted for 24%, Tennessee Valley Authority accounted for 10%, World Financial Group accounted for 13% and Wells Fargo Bank, NA accounted for 10%.

Seasonality of Business

The Company believes that its products are not subject to seasonal fluctuations.

Backlog

Backlog approximates $344 and $431 at December 31, 2008 and 2007, respectively, representing advanced payments on product and service maintenance agreements that are expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels. The technology-neutral nature of the laws and regulations related to what constitutes an “electronic signature” and CIC’s multi-modal enterprise-wide suite of products  causes the Company to compete with different companies depending upon the specific type of electronic signature sought by a prospective customer. Our principal competition for handwritten biometric signatures includes SoftPro, Wondernet, and low-end tablet vendors. CIC faces additional competition primarily from Silanis and DocuSign when the application is click-wrap, voice, fingerprint, password, and basic click sign technology.

Certain of the Company’s significant competitors in the natural input market segment include PenPower Group and  Advanced Research Technology, Inc.

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

Employees

As of December 31, 2008, the Company employed 23 full-time employees, 22 of which are in the United States and 1 of which is in China. The Company, as a strategy, has been focused for years on being at its core “lean and agile” while establishing long standing strategic relationships that allow the Company to rapidly access product development and deployment capabilities required to address virtually any business requirement. The company believes it has scalability to virtually any business requirement through existing agreements with specialized development teams (well versed in the area of signature technology and processes), mid-size vertical market IT services groups (with explicit knowledge of the intricacies of the financial services industry) and with tier one IT Services firms with virtually limitless resources available.  None of the Company’s employees are a party to a collective bargaining agreement.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2008, and 2007, the Company’s sales in the United States as a percentage of total sales were 96%, and 92%, respectively. For the years ended December 31, 2008, and 2007, the Company’s export sales as a percentage of total revenues were approximately 4% and  8%, respectively. Foreign sales are based on the countries to which the Company’s products are shipped.  Long lived assets located in the United States were $4,603 and $4,714 for the years ended December 31, 2008 and 2007, respectively. There were no long lived assets located in China or elsewhere as of December 31, 2008 and 2007, respectively.

Segments

The Company reports its financial results in one segment.

Available Information

Our web site is located at www.cic.com. The information on or accessible through our web sites is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our web site as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Item 1A                      Risk Factors

Not applicable.

Item 1B.                      Unresolved Staff Comments

None

Item 2.               Properties

The Company leases its principal facilities, consisting of approximately 9,600 square feet, in Redwood Shores, California, pursuant to a lease that expires in 2011. The Company’s China-based joint venture leases approximately 392 square feet in Nanjing, China. The Company believes that its current facilities are suitable for our current needs.

Item 3.               Legal Proceedings

None

Item 4.               Submission of Matters to a Vote of Security Holders

None
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Common Stock is listed on the Over the Counter Bulletin Board under the trading symbol CICI.OB. Prior to March 14, 2003 it was listed on the Nasdaq Capital Market (formerly known as the SmallCap Market) under the symbol CICI. The following table sets forth the high and low sale prices of the Common Stock for the periods noted.

		Sale Price Per Share
Year	Period	High	Low

2007	First Quarter	$0.32	$0.20
	Second Quarter	$0.27	$0.13
	Third Quarter	$0.28	$0.15
	Fourth Quarter	$0.42	$0.20
2008	First Quarter	$0.27	$0.13
	Second Quarter	$0.27	$0.13
	Third Quarter	$0.23	$0.10
	Fourth Quarter	$0.16	$0.05

Holders

As of March 3, 2009 there were approximately 931 holders of record of our Common Stock.

Dividends

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

Recent Sales of Unregistered Securities

All securities sold during 2008 by the Company were either previously reported on quarterly reports on Form 10-Qs filed with the Securities and Exchange Commission or sold pursuant to registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”).

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Note 5 (“Stockholders Equity”) of the Notes to Consolidated Financial Statements for the Year Ended December 31, 2008, included on page F-20 on this report on Form 10-K.

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

Not  applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-K. The following discussion relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements. Except as otherwise required under applicable law, we disclaim any obligation to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless otherwise stated herein, all figures in this Item 7, other than price per share data, are stated in thousands (“000s”).

Overview and Recent Developments

The Company is a leading supplier of electronic signature solutions for business process automation in the financial industry and is the recognized leader in biometric signature verification technology. Our products enable companies to achieve truly paperless workflow in their eBusiness processes with multiple signature technologies across virtually all applications in SaaS and fully deployed delivery models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the three-year period ended December 31, 2008, net losses aggregated approximately $10,412 and at December 31, 2008, the Company's accumulated deficit was approximately $95,000.

For the year ended December 31, 2008, total revenues were $2,401, an increase of $256, or 12%, compared to total revenues of $2,145 in the corresponding prior year.

The loss from operations for the year ended December 31, 2008 increased $51 to $2,244, compared with a loss from operations of $2,193 in the prior year period.  This increase, is primarily attributed to the net effect of higher recorded revenues, offset by a $539 increase in cost of sales to $1,064 in the current period compared to $525 in the prior year period. The increase in cost of sales is due to increased amortization of previously capitalized software development costs related to product developments and enhancements and increases in direct engineering costs, charged to cost of sales, related to meeting customer specific  requirements associated with the integration of our standard products into customer systems.

The Company continues to experience demand for its electronic signature technology across the financial industry despite the turmoil and volatility in the financial markets.

The insurance industry is focusing on its eBusiness strategies not only to reduce transaction costs but to forge closer relationships with their customers and agents. According to the September 2008 Forrester Research report “North American Insurance IT Spending in 2008,” 49% of US insurance companies surveyed indicated that increasing or expanding their online presence and eCommerce capabilities was a critical or high priority for them. This shift to eBusiness is a fundamental change for the industry, since insurance is all about producing documents, whether the paper that document is “printed” on is real or virtual. Technologies like electronic signature figure prominently in successful eBusiness strategies, since they accelerate the quote to revenue process while fostering better customer experiences.  Based upon prior large scale deployments at AEGON/World Financial Group, AGLA, Prudential, State Farm, and two recent wins with Travelers and Allstate in the last half of 2008, together with pending orders from other insurance carries, the Company believes CIC is emerging as the leading and preferred supplier of electronic signature solutions for property/casualty and life insurance applications.

In the banking sector, according to the Forrester Research entitled “Industry Essentials: US Retail Banking”, US. banks and lenders are challenged with the need to increase revenue while improving the effectiveness and efficiency of their processes in the face of increased regulatory and compliance demands exacerbated by the recent sub prime debt and credit crisis. This crisis is driving increased regulatory controls and the need to administer the billions of bailout dollars to settle troubled mortgages and CIC believes this will accelerate the deployment of electronic signature technology-based solutions to address those challenges.  In addition, regional and mid-size banks, unencumbered by the Troubled Asset Relief Program (“TARP”) related difficulties; appear to be pursuing automation more actively than in the past. The Company’s joint solution with Computer Science Corporation (CSC) which automates the mortgage workout process, introduced in late 2008 with a webinar featuring Forrester Research, CSC and CIC, focused on the benefits of CSC’s EarlyResoltion platform with the added benefits of CIC’s electronic signature technology and has generated encouraging interest and anticipated 2009 revenue from the larger banks/mortgage companies.

So although the turmoil and volatility in the financial markets has resulted in higher level review purchase processes which have delayed IT purchases beyond the historic first quarter purchase delays associated with a New Year and budget process, it seems increasingly apparent that financial institutions  recognize that  CIC’s technology addresses those institutions needs for both revenue growth and expense reduction and we anticipate that the financial crises may well accelerate the adoption of electronic signature solutions in the overall financial industry and the Company believes 2009 revenue will exceed 2008.

In June 2008, the Company closed a financing transaction under which it raised capital through the issuance of secured indebtedness and equity and restructured a portion of the Company’s existing debt. In connection with the transaction, the Company borrowed an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on the Company’s existing indebtedness. In partial consideration for the respective loans made as described above, the Company issued to each creditor a warrant to purchase up to the number of shares of its Common Stock obtained by dividing the amount of such creditor’s loan by 0.14.  A total of 25,982 shares of our Common Stock may be issued upon exercise of the warrants at an exercise price of $0.14 per share.  The issuance of the warrants was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In June 2008, in connection with the closing of the financing transaction, the Company also entered into a Securities Purchase Agreement and a Registration Rights Agreement. Under the Securities Purchase Agreement, in exchange for the cancellation of $995 in principal and $45 of interest accrued on our existing debt, the Company issued to the holders of such debt an aggregate of 1,040 shares of Series A Cumulative Convertible Preferred Stock

(“Series A Preferred”).  The issuance and sale of such shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The shares of Series A Preferred were subsequently cancelled and exchanged for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (“Series A-1 Preferred”).  The outstanding shares of Series A-1 Preferred carry an 8% annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred, have a liquidation preference over Common Stock of $1.00 per share, and, subject to further adjustment as provided in the Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock, are presently convertible into shares of Common Stock at a ratio of one share of Series A-1 Preferred for 7.1429 shares of Common Stock.

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

Maintenance revenue is recorded for post-contract support and upgrades or enhancements, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period whichever is longer. For undelivered elements where objective and reliable evidence of fair value does not exist, revenue is deferred and subsequently recognized when delivery has occurred and when fair value has been determined.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company’s historical experience, the Company’s estimates of recoverability of amounts due could be affected and the Company would adjust the allowance accordingly.

Long-lived assets: The Company performs intangible asset impairment analyses in accordance with the guidance in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” ("SFAS No. 142") and Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS No. 144"). The Company uses SFAS 144 in response to changes in industry and market conditions that affect its patents, the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment at least annually in order to determine whether the book value exceeds the fair value for each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

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

The Company obtained an independent valuation from Strategic Equity Group of the carrying value of its patents as of December 31, 2005.  The Company believes that the biometric market potential identified in current year market research has improved over the data used to validate the carrying value of the Company’s patents at the end of 2005.  Management updated this analysis at December 31, 2008 and believes that that no impairment of the carrying value of the patents exists at December 31, 2008.

Customer Base: To date, the Company's eSignature revenues have been derived primarily from financial service industry end-users and from resellers and channel partners serving the financial service industry primarily in North America, the ASEAN Region including China (PRC), and Europe.  Natural Input (text entry) revenues have been derived primarily from hand held computer and smart phone manufacturers (OEMs) primarily in North America, Europe and the Pacific Rim.  The Company performs periodic credit evaluations of its customers and does not require collateral.  The Company maintains reserves for potential credit losses.  Historically, such losses have been within management's expectations.

Software Development Costs: Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The annual amortization is the greater of (a) the straight-line amortization over the estimated useful life not to exceed three years or (b) the amount based on the ratio of current revenues to anticipated future revenues. The Company capitalized software development costs of $813, and $788 for the years ended December 31, 2008 and 2007.

Research and Development Costs:  Research and development costs are charged to expense as incurred.

Net Operating Loss Carryforwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2008 of approximately $27 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2008 and December 31, 2007

Revenues

Total revenue for the year ended December 31, 2008 of $2,401 increased $256, or 11%, compared to revenues of $2,145 in the prior year. Product revenue reflects an increase of $492, or 54%, in eSignature revenues and a decrease of $254, or 30%, in natural input revenues compared to the prior year.  The increase in revenues is primarily due to the relative size of orders between the comparable years offset by lower reported royalties from a major natural input/Jot customer. Maintenance revenue of $715 increased 2%, or $18, for year ended December 31, 2008 compared to $697 in the prior year period. The increase was primarily due to new maintenance contracts associated with new product revenues and renewal of maintenance contracts from ongoing customers.

The September 2008 Forrester Research report “North American Insurance IT Spending in 2008,” indicates 49% of U.S. insurance companies surveyed indicated that increasing or expanding their online presence and eCommerce capabilities was a critical or high priority for them. Based upon our prior large scale deployments at AEGON/World Financial Group, AGLA, Prudential, State Farm, and two recent wins with Allstate and Travelers in the last half of 2008, together with pending orders from other insurance carriers, we believe CIC is emerging as the leading and preferred supplier of electronic signature solutions for property/casualty and life insurance applications.

In addition, we believe U.S. banks and lenders are challenged with the need to increase revenue while improving the effectiveness and efficiency of their processes in the face of increased regulatory and compliance demands exacerbated by the recent subprime debt and credit crisis. This crisis is driving increased regulatory controls and the need to administer the billions of bailout dollars to settle troubled mortgages and we believe this will accelerate the deployment of electronic signature technology based solutions to address those challenges.  Furthermore, regional and mid-size banks, unencumbered by TARP related difficulties, appear to be pursuing automation more actively than in the past.

Despite an extremely difficult economic environment, revenue of $1.6 million for the last half of 2008 was up 33% over the last half of 2007, which the Company believes reflects the sustained level of sales related activity we are experiencing going into 2009. We are encouraged by the increasing awareness and understanding of the benefits associated with our technology and a heightened sense by financial institutions that they need to automate to survive.

Currently, we are experiencing what the Company  believes are normal delays in IT orders consistent with  standard procedure as enterprises enter a new year and budget period. Although  the Company sees no significant indications suggesting that the adverse market conditions impacting  financial institutions  have resulted in delays or cancellation of IT expenditures that would significantly impact expenditures involving CIC technology, there can be no assurance that this will not occur.

Cost of Sales

Cost of sales of $1,064 increased 102%, or $539, for the twelve months ended December 31, 2008, compared to $525 in the prior year. The increase is primarily due to an increase of $394, or 338%, to $450 of direct engineering costs, related to meeting customer specific requirements associated with integration of our standard products into customer systems, compared to $56 in the prior year.  In addition amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenues increased $169, or 50%, to $504 compared to $335 in the prior year. Cost of sales is expected to increase near term as the Company closes additional contracts and capitalized engineering software development costs for new products are completed and amortization begins.

Operating Expenses

Research and Development Expenses

Research and development expenses decreased approximately 58%, or $278, to $198 for the year ended December 31, 2008 compared to $476 in the prior year.  Research and development expenses consist primarily of salaries and related costs, outside engineering as required, maintenance items, and allocated facilities expenses.  The most significant factor contributing to the $278 decrease in expenses was the transfer of $454 in direct engineering expenses associated with the contract revenues to cost of sales. In addition salaries and related expenses increased 13% compared to the prior year due to the addition of one engineer. The stock based compensation expense increased 105%, or $19, for the year ended December 31, 2008. The increase was due to options issued in July of 2008 and vesting in the current year period. Total expenses, before capitalization of software development costs and other allocations was $1,712 for the year ended December 31, 2008 compared to $1,507 in the prior year.  Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain consistent with the 2008 amount in the near term.

Sales and Marketing Expenses

Sales and marketing expenses increased 6%, or $77, to $1,353 for the twelve months ended December 31, 2008, compared to $1,276 in the prior year. The increase was primarily attributable to an increase in attendance at health care and insurance industry summits, and increased engineering sales support associated with increased proposal activities.  These increases were off set by a decrease in salary and related expense, including stock based compensation, resulting from the reduction of the sales and marketing staff by two. The Company expects sales and marketing expenses to increase in the near term as sales related activities increase.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2008 decreased 1%, or $31, to $2,030 from $2,061 in the prior year. The decrease is primarily due to a reduction of $95 in the Company’s doubtful accounts expense compared to the prior year due to the collection in the current year of previously reserved accounts and the net effect of the following items. Salaries and related expense were consistent with the prior year. Stock based compensation, excluding director options, increased $62, or 476%, from $13 in the prior year to $76 due to options issued in July of 2008.  Other general and administrative expenses have for the most part remained relatively consistent when compared to the prior year. The Company anticipates that this trend in general and administrative expense will remain consistent over the near term.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net, increased $98 to income of $72, compared to an expense of $26 in the prior year. The increase is due to the increase in cash balances during most of the current year, and cash payments received for interest on aged accounts receivable. There was no disposal of fixed assets and inventory by the joint venture as had occurred in the prior year.

Interest Expense

Interest expense related party increased $108 to $243 for the year ended December 31, 2008, compared to $135 in the prior year. The increase was due to the financing in June of 2008. Interest expense-other for the year ended December 31, 2008 decreased 63%, or $94, to $45, compared to $149 in the prior year period.  The decrease was primarily due to the June financings mentioned above.  See Notes 3 and 4 in the Consolidated Financial Statements of this report on Form 10-K.

Amortization of loan discount, related party, which includes warrant and beneficial conversion feature costs associated with the Company’s debt, deferred financing costs associated with the notes and warrant purchase agreements, dividends on the shares of Series A-1 Preferred and beneficial conversion feature increased 228%, or

$698, to $1,003 for the year ended December 31, 2008, compared to $305 in the prior year period.  The increase was primarily due to the June 2008 financing.

Amortization of loan discount and deferred financing-other, which includes warrant, beneficial conversion feature and deferred financing costs, associated with the notes and warrant purchase agreements, decreased 67%, or $447, for the year ended December 31, 2008 compared to $664 in the prior year period. The decrease was due to the decrease in borrowings from other than related parties during the year ended December 31, 2008 compared to the prior year. See Note 3 and 4 in the Consolidated Financial Statements of this report on Form 10-K.

The Company will amortize an additional $878 of warrant cost and $301 in deferred financing costs related to the note and warrant purchase agreements entered into June 2008 to interest expense through June 2010.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2008 totaled $929, compared to cash and cash equivalents of $1,144 at December 31, 2007. This decrease is primarily attributable to $1,774 used in operating activities and $840 used in investing activities.  These amounts were offset by $2,398 provided by financing activities.

The cash used by operations was primarily attributable to a net loss of $3,309. Other net changes in operating assets and liabilities accounted for uses of $425.  The cash used in operations was offset by depreciation and amortization of $951, amortization of the loan discount, deferred financing and warrant costs of $848, and stock based employee compensation of $161.

The cash used in investing activities of $840 was primarily due to the capitalized software development costs of $813 and the acquisition of office and computer equipment of $27.

Proceeds from financing activities consisted primarily of $2,575 in net proceeds from the issuance of long-term debt and $125 in proceeds from short term debt with an employee of the Company (see “Financing” below). The proceeds from the issuance of short-term notes and long term debt were offset by the payment of $302 related to the debt.

Accounts receivable increased 55%, or $248, to $700 at December 31, 2008, compared to $452 at December 31, 2007. Accounts receivable at December 31, 2008 and 2007 are net of $104 and $117, respectively, in reserves provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2008 were 5% higher than 2007. The Company expects that there will be fluctuations in accounts receivable in the foreseeable future due to volumes and timing of revenues from quarter to quarter.

The deferred financing costs increased by $425 associated with the June 2008 financing. Deferred financing costs expensed amounted to $124 through December 31, 2008.  The remaining $301 will be charged to operations through June 2010 (see “Financing” below).

Prepaid expenses and other current assets decreased 40%, or $55, to $80 at December 31, 2008 compared to $135 at December 31, 2007.  The decrease is primarily due the timing of the billings of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable decreased 32%, or $43, primarily due to reductions in liabilities associated with prepaid dues and fees for programs that occur in the first part of the year.

Other current liabilities, which include deferred revenue of $343 and notes of $60, becoming due in October, of 2009, were $1,100 at December 31, 2008, compared to $2,598 at December 31, 2007, a net increase of $1,498. Deferred revenue decreased $88, to $343, at December 31, 2008, compared to $431 at December 31, 2007.  The decrease in current liabilities is due to primarily to the refinancing of the related party notes as part of the June 2008 financing (see Financing below).

Financing Transactions

Note Financings

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

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and an unrelated creditor (collectively with Phoenix, the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which are represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bear interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind and mature June 5, 2010.  The Company used a portion of the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, and may use the remaining proceeds for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $475.  Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and a lien upon all of the assets of the Company and CIC Acquisition Corp.

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

In connection with the closing of the Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008, (See Note 4 in Notes to the Consolidated Financial Statements).

The offer and sale of the Warrants and shares of Series A-1 Preferred Shares as detailed above, including the Common Stock issuable upon exercise or conversion thereof, was made in reliance upon exemptions from registration afforded by Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act and under exemptions from registration available under applicable state securities laws.

In 2006 and 2007, the Company entered into long-term financing agreements with Michael Engmann, a stockholder of the Company owning approximately 7% of the Company’s then outstanding shares of Common Stock, and with unrelated third parties. The cash received from the financing agreements aggregated $1,720. Each financing included a Note and Warrant Purchase Agreement and a Registration Rights Agreement.  The notes bore interest at a rate of 15% per annum, payable quarterly in cash.  The proceeds from these financings were used for working capital purposes. As part of the 2006 and 2007 financings the Company issued 10,012 warrants, 3,168 warrants with an exercise price of $0.25, and 6,585 warrants with an exercise price of $0.51. The fair value ascribed to the warrants issued in connection with the financings created a debt discount that was amortized to interest expense over the life of the respective loans. All of the shares underlying the warrants discussed above were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007.  See Note 4 in Notes to the Consolidated Financial Statements.

A portion of the above referenced debt held by Michael Engmann, including accrued and unpaid interest through May 31, 2008, was exchanged for Series A-1 Preferred (See Note 3 in the Notes to Consolidated Financial Statements included with this report on Form 10-K ). The remainder of the debt held by Michael Engmann, and part of the debt held by certain third parties, including accrued and unpaid interest through May 31, 2008, was refinanced pursuant to the Credit Agreement (See Note 4 in the Notes to Consolidated  Financial Statements included with this report on Form 10-K). The related Note and Warrant Purchase Agreements were terminated in connection with the June 2008 Financing Transactions.  The warrants to acquire 10,012 shares of the Company’s Common Stock issued as part of the above reference financings remain outstanding.  These warrants are exercisable until June 30, 2010. The remaining $125 debt plus accrued but unpaid interest was paid on September 30, 2008.

The warrants to purchase 4,850 shares of the Company’s Common Stock issued under the 2004 Purchase Agreement expire on October 28, 2009. The Company may call the warrants if the Company’s Common Stock trades at $1.00 or above for 20 consecutive trading days after the date that is 20 days following the effectiveness of a registration statement providing for the resale of the shares issued upon exercise of the warrants. The placement agent in connection with this financing will be paid approximately $28 in the aggregate if all of the investor warrants are exercised.  The Company will receive additional proceeds of approximately $1,845 if all of the investor warrants are exercised.

Interest expense associated with the Company’s short and long-term debt for the year ended December 31, 2008 and 2007 was $1,137 and $1,253, respectively, of which $973 and $440 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2008 and 2007 was $849 and $969, respectively, of which $730 and $305 was related party expense.

The Company accrued $47 in dividends related to the preferred shares issued as part of the June 2008 financing.  At December 31, 2008 approximately $19 of the accrued dividends are payable.

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

The Company was obligated under the Purchase Agreement to use its best efforts to prepare and file with the Commission a registration statement covering the resale of the securities sold pursuant to the Purchase Agreement. The registration statement provides for the offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act. The Company filed the registration statement on November 15, 2007, and an amended registration statement on December 20, 2007. The revised registration statement was declared effective on December 28, 2007. The Company must also use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144(k). The Company was obligated to pay the costs and expenses of such registration, which were $147.

The August 2007 Purchase Agreement provides for certain registration rights whereby the Company could be required to make liquidated damages payments if a registration statement is not filed or declared effective by the SEC within a specified timeframe and if after being declared effect the registration statement is not kept effective. The Company filed the registration statement within the required timeframe and it is currently effective.  Should the Company fail to keep the registration statement effective, it will upon that event and each thirty days thereafter until the registration statement is again effective, be subject to making payments to the Purchaser in an amount equal to one and a half percent (1.5%) of the greater of: (i) the weighted average market price of the Shares during such 30-day period, or (ii) the market price of the Shares five (5) days after the closing (the “Closing Market Price”), until the registration statement is again declared effective, or as to any Shares, until such Shares can be sold in a single transaction pursuant to SEC Rule144; provided, however, that the liquidated damages amount under this provision shall be paid in cash and the total amount of payments shall not exceed, when aggregated with all such payments, ten percent (10%) of the Closing Market Price. The Company has not recorded a liability in connection with the liquidated damages provisions of the August 2007 Purchase Agreement because it believes that it is not probable that an event will occur which will trigger a liquidated damages payment under the agreement.

Contractual Obligations

The Company had the following material commitments as of December 31, 2008:

	Payments due by period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter
Short-term debt related party (1)	$65	$65	$–	$–	$–	$–	$–
Long-term debt related party (2)	3,638	–	3,638	–	–	–	–
Operating lease commitments (3)	792	272	280	240	–	–	–
Total contractual cash obligations	$4,495	$337	$3,918	$240	$–	$–	$–

1.	Short-term debt reported on the balance sheet is net of approximately $5 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

2.	Long-term debt related party reported on the balance sheet is net of approximately $873 in discounts representing the fair value of warrants issued to the debt holders.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

As of December 31, 2008, the Company leased facilities in the United States and China totaling approximately 10,100 square feet. The Company’s rental expense for the years ended December 31, 2008 and 2007 was approximately $279, and $333, respectively. In December 2005 the Company extended its existing lease in Redwood Shores an additional 60 months. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year.  The Company believes the leased offices in the United States and China will be adequate for the Company’s needs over the term of the leases.

As of December 31, 2008, the Company's principal source of liquidity was its cash and cash equivalents of $929.  With the exception of 2004, in each year since the Company’s inception the Company has incurred losses. Currently, the Company is  experiencing what it  believes are normal delays in IT orders consistent with  standard procedure as enterprises enter a new year and budget period. Although the Company sees no significant indications suggesting that the adverse market conditions impacting our customer base of financial institutions have resulted in delays or cancellation of IT expenditures that would significantly impact planned automation programs involving our technology, the elevated review and prioritization purchase processes have delayed anticipated early 2009 deployments.  In recognition that such delays could result in the short-term need for additional funds, prior to achievement of cash flow positive operations, the Company is investigating various alternative financing sources, including investments from selected strategic partners.

However, there can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. In addition, as a result of the 2008 financing transaction, the holders of the Company’s debt that matures in 2011 hold a first position security interest in all of the assets. As a result of this uncertainty, our auditors have expressed substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2008.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2008 and 2007, and for each of the years in the two-year period ended December 31, 2008 begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its internal controls and procedures pursuant to applicable rules under the Securities Exchange Act of 1934, as amended.  In making this assessment, the Company’s management used the criteria established in “Internal Control, Integrated Framework” issued by the Committee Sponsoring Organization of the Treadway Commission (COSO). As of December 31, 2008, and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal controls and procedures are effective.

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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information concerning the Directors:

Name	Age	Year First Elected or Appointed

Guido D. DiGregorio (5)	70	1997
Garry Meyer (5)	59	2007
Louis P. Panetta (1), (2), (3), (4) (5)	59	2000
Chien-Bor Sung (1), (2), (3), (4)	84	1986
David E. Welch (1), (4), (3)	62	2004

1. Member of the Audit Committee (Chairman David E. Welch)
2. Member of the Finance Committee (Chairman Chien-Bor. Sung)
3. Member of the Compensation Committee (Chairman Louis P. Panetta)
4. Member of the Nominating Committee (Chairman Chien-Bor Sung)
5. Member of the Best Practices Committee (Chair Garry Meyer)

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

C.B. Sung was elected a director of the Company in 1986.  Mr. Sung has been the Chairman and Chief Executive Officer of Unison Group, Inc. (a multi-national corporation involved in manufacturing, computer systems, international investment and trade) since 1986 and Unison Pacific Corporation since 1979. Unison Group manages investment funds specializing in China-related businesses and is a pioneer in investing in China. Mr. Sung’s background includes over twenty years in various US high technology operating assignments during which time he rose to the position of Corporate Vice President-Engineering & Development for the Bendix Corporation. Mr. Sung was recently acknowledged and honored for his contributions by his native China (PRC) with a documentary produced by China’s National TV focusing on his life and career as an entrepreneurial scholar, successful US high technology executive and for his pioneering and continuing work in fostering capital investment and economic growth between the US and China.

David E. Welch was elected a director in March 2004 and serves as the financial expert on the Audit Committee. From July 2002 to present Mr. Welch has been the  principal of David E. Welch Consulting, a financial consulting firm, Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002.  Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998.  Mr. Welch is a member of the Board of Directors of PepperBall Technologies, Inc. and AspenBio Pharma, Inc.  Mr. Welch is a Certified Public Accountant licensed in the state of Colorado.

Executive Officers

The following table sets forth the name and age of each executive officer of the Company, or named executive officers, and all positions and offices of the Company presently held by each of them.

Name	Age	Positions Currently Held

Guido D. DiGregorio	70	Chairman of the Board, Chief Executive Officer and President
Francis V. Dane	57	Chief Legal Officer, Secretary and Chief Financial Officer
Russel L. Davis	44	Chief Technology Officer & Vice President, Product Development

The business experience of each of the executive officers for at least the past five years includes the following:

Guido D. DiGregorio – see above under the heading “Directors and Executive Officers of the Company – Directors.”

Francis V. Dane was appointed the Company's Secretary in February of 2002, its Chief Financial Officer in October 2001, and its Human Resources Executive in September 1998, and he assumed the position of Chief Legal Officer in December of 1997.  From 1991 to 1997 he served as a Vice President and Secretary of the Company, and from 1988 to 1992 as its Chief Financial Officer and Treasurer.  Since July of 2000, Mr. Dane has also been the Secretary and Treasurer of  Genyous Biomed International Inc. (including its predecessors and affiliates) a company in the biopharmaceutical field focused on the development of medical products and services for the prevention, detection and treatment of chronic illnesses such as cancer.  From October 2000 to April 2004, Mr. Dane served as a director of Perceptronix Medical, Inc. and SpectraVu Medical Inc., two companies focused on developing improved methods for the early detection of cancer. From October 2000 to June 2003 Mr. Dane was a director of CPC Cancer Prevention Centers Inc., a company focused on developing a comprehensive cancer prevention program based upon the detection of early stage, non-invasive cancer.  Prior to this Mr. Dane spent over a decade with PricewaterhouseCoopers, his last position was that of Senior Manager, Entrepreneurial Services Division.  Mr. Dane is a member of the State Bar of California and has earned a CPA certificate from the states of Connecticut and California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2008 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

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

Audit Committee Financial Expert

Mr. Welch serves as the Audit Committee’s financial expert. Each member of the Audit Committee is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market (“NASDAQ”), as currently in effect.

Item 11. Executive Compensation

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guido DiGregorio President & CEO	2008 2007	285,000(1) 200,000(1)	− −	− −	40,200 −	− −	− −	10,055 9,486	335,255 209,486
Frank Dane CLO & CFO	2008 2007	160,000 160,000	− −	− −	20,100 1,875	− −	− −	− −	180,100 161,875
Russel Davis CTO	2008 2007	165,000 165,000	25,000(2) −	− −	30,150 −	− −	− −	− −	220,150 165,000

1.
Mr. DiGregorio 2008 salary includes $85,000, paid in March 2008 that he voluntarily deferred from his 2007 salary.  Mr. DiGregorio has deferred receipt of his 2008 deferred salary, payable in March 2009, intending to receive such payment when the company achieves quarterly cash flow positive operations. In addition, $85,000 of his 2009 salary is being voluntary deferred to March of 2010.

2.
Bonus payment for leading the design and development effort and delivery ahead of scheduled of the SignatureOne Ceremony Server product which was the basis for closing 2 orders with top-tier insurance companies which contributed over $1,000,000 to last half of 2008 revenue.

3.
On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to officers, employees and directors is calculated using the Black-Scholes option pricing model. Mr. DiGregorio has 2,181,818 options that are vested and exercisable within sixty days of December 31, 2008.  Mr. Dane has 559,852 options that are vested and exercisable within sixty days of December 31, 2008. Mr. Davis has 673,863 options that are vested and exercisable within sixty days of December 31, 2007. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 6 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

There are no employment agreements with any named executives, either written or oral.  All employment is at will.

Outstanding Equity Awards at Fiscal 2008 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (4)	Option Expiration Date (5)
Guido DiGregorio, President & CEO (1)	190,909 250,000 425,000 1,275,000	409,091 − − −	$0.15 $0.79 $0.39 $0.75	2015 2009 2012 2012
Frank Dane, CLO & CFO (2)	95,454 100,000 100,000 100,000 35,985 107,958	204,546 − − − − −	$0.15 $0.79 $0.33 $0.55 $0.39 $0.75	2015 2009 2010 2011 2012 2012
Russel Davis, CTO (3)	143,181 125,000 375,000	306,819 − −	$0.15 $0.57 $0.75	2015 2012 2012

(1)           Mr. DiGregorio’s options vest as follows: 600,000 options will vest pro rata quarterly over three years, 250,000 options vested pro rata quarterly over three years; 425,000 options vested on the date of grant; and 1,275,000 options vested on the date of grant.

(2)           Mr. Dane’s options vest as follows: 300,000 options will vest pro rata quarterly over three years, 100,000 options vested pro rata quarterly over three years; 100,000 options vested pro rata quarterly over three years; 100,000 options vested pro rata quarterly over three years; 35,985 options vested on the date of grant; and 107,958 options vested on the date of grant.

(3)           Mr. Davis’s options vest as follows: 112,500 options vested on the date of grant and 337,500 options will vest pro rata quarterly over three years, 125,000 options vested on the date of grant; and 375,000 options vested on the date of grant.

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

Option Exercises and Stock Vested

In 2008, no stock options were exercised and 95,454 and 143,181 and 190,909 options to purchase stock granted to Mr. Dane, Mr. Davis and Mr. DiGregorio, respectively, vested during the period.  The Company does not grant or issue restricted stock or other equity-based incentives.

Director Compensation

For their services as directors of the Company, all non-employee directors receive a fee of $1,000 for each board of directors meeting attended and all directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending such meetings. First time directors receive options to acquire 50,000 shares of the Company’s Common Stock upon joining the board and options to acquire 25,000 shares each time they are elected to the board thereafter.  The exercise prices of all options granted to directors are equal to the market closing price on the date of grant, vest immediately and have a seven year life.

In June 2008, Garry Meyer, Louis Panetta, C. B. Sung and David Welch were each granted immediately exercisable non-qualified options to purchase 25,000 shares of Common Stock at an exercise price of $0.20 per share (the then current market price of the Company’s stock), which options expire on June 30, 2015.

The following table sets forth a summary of the compensation paid to our directors during 2008.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Garry Meyer (1)	$ 2,000	$ −	$ 3,995	$ −	$ −	$ −	$5,995
Louis P. Panetta (2)	$ 2,000	$ −	$ 3,995	$ −	$ −	$ −	$5,995
C. B. Sung (3)	$ 2,000	$ −	$ 3,995	$ −	$ −	$ −	$5,995
David E. Welch (4)	$ 2,000	$ −	$ 3,995	$ −	$ −	$ −	$5,995
1. Mr. Meyer holds options to acquire 75,000 shares of stock at December 31, 2008, all of which were vested.
2. Mr. Panetta holds options to acquire 225,000 shares of stock at December 31, 2008, all of which were vested.
3. Mr. Sung holds options to acquire 210,000 shares of stock at December 31, 2008, all of which were vested.
4. Mr. Welch holds options to acquire 175,000 shares of stock at December 31, 2008, all of which were vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

	Common Stock
Name of Beneficial Owner	Number of Shares**	Percent of Class**
Guido DiGregorio (1)	2,325,718	1.78%
C. B. Sung (2)	1,844,420	1.41%
Louis P. Panetta (3)	225,000	*
David E. Welch, (4)	175,000	*
Garry Meyer (5)	75,000	*
Francis V. Dane (6)	560,064	*
Russel L. Davis (7)	673,863	*
All directors and executive officers as a group (6 persons)	5,879,065	4.50%
5% Shareholders
Phoenix Venture Fund LLC (8)	41,714,286	31.96%
Michael W. Engmann (9)	14,611,241	11.19%
___________
*           Less than 1%.

**           Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date hereof. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days, or securities convertible into Common Stock within 60 days are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or other convertible securities for computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 130,516,981 shares of Common Stock outstanding as of March 6, 2009.

(1)	Represents (a) 143,900 shares held by Mr. DiGregorio and (b) 2,181,818 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(2)
Includes (a) 1,631,051 shares held by the Sung Family Trust, of which Mr. Sung is a trustee, (b) 3,369 shares held by the Sung-Kwok Foundation, of which Mr. Sung is the Chairman, and (c) 210,000 shares of Common Stock issuable upon the exercise of stock options, exercisable within 60 days hereof.  Mr. Sung may be deemed to beneficially own the shares held by the Sung Family Trust and the Sung-Kwok Foundation.

(3)	Represents 225,000 shares issuable upon the exercise of options exercisable within 60 days hereof.

(4)	Represents 175,000 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(5)	Represents 75,000 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(6)	Represents (a) 212 shares held by Mr. Dane and (b) 559,852 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(7)	Represents 673,863 shares issuable upon the exercise of stock options within 60 days hereof.

(8)
Represents (a) 21,500,000 shares held by SG Phoenix Ventures LLC and (b) 20,214,286 shares issuable upon the exercise of warrants. SG Phoenix Ventures LLC is the Managing Member of Phoenix Venture Fund LLC (the “Phoenix Fund”), with the power to vote and dispose of the shares of Common Stock held by the Phoenix Fund. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by the Phoenix Fund and, as such, may be deemed to be the beneficial owner of the common shares owned by the Phoenix Fund. Philip Sassower is the co-manager of SG Phoenix Ventures

LLC, has the shared power to vote and dispose of the shares of Common Stock held by the Phoenix Fund and, as such, may be deemed to be the beneficial owner of the common shares owned by the Phoenix Fund. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by the Phoenix Fund, except to the extent of their respective pecuniary interests therein. The address of such stockholder is 110 East 59th Street, Suite 1901, New York, NY 10022.

(9)
Represents (a) 10,575,527 warrants beneficially owned by Mr. Engmann, of which 1,187,962 are held by MDNH Partners, L.P. and 1,659,200 are held by KENDU Partners Company of which Mr. Engmann is a partner and (b) 4,750,000 shares issuable upon the conversion of shares of Series A-1 Preferred beneficially owned by Mr. Engmann, of which 1,138,393 are issuable to MDNH Partners, L.P. and 2,248,571 are issuable to KENDU Partners Company of which Mr. Engmann is a partner. Mr. Engmann was issued warrants to purchase 2,333,250 shares of the Company’s Common Stock at $0.51 per share, warrants to purchase 1,979,936 shares of the Company’s Common Stock at $0.25 per share and  warrants to purchase 3,415,179 shares of the Company’s Common Stock at $0.14 per share. MDNH Partners, L.P. was issued warrants to purchase 1,659,200 shares of the Company’s Common Stock at $0.51 per share, and MDNH Partners, L.P. was issued warrants to purchase 1,187,962 shares of the Company’s Common Stock at $0.25 per share. Such warrants were issued in connection with notes issued in 2006 and 2007. In addition, Mr. Engmann, MDNH Partners, L.P. and KENDU Partners Company converted a portion of outstanding indebtedness and interest accrued thereon into shares of Series A-1 Preferred in connection with the Company’s June 2008 financing transaction.  Each share of Series A-1 Preferred held by Mr. Engmann, MDNH Partners, L.P. and KENDU Partners Company is presently convertible into 7.1429 shares of Common Stock. Mr. Engmann has 65,250 shares of Series A-1 Preferred that can be converted into 466,071 shares of Common Stock. MDNH Partners, L.P. refinanced their existing debt and unpaid interest into 159,375 shares of Series A-1 Preferred that are convertible into 1,138,393 common shares at $0.14 per share. KENDU Partners, Company refinanced their existing debt and unpaid interest into 340,000 shares of Series A-1 Preferred that are convertible into 2,428,571 common shares at $0.14 per share  Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104. (See note 5 to the Consolidated Financial Statements)

Equity Compensation Plan Information

   The following table provides information as of December 31, 2008, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	3,543	$ 0.54	72
Equity Compensation Plans Not Approved by Security Holders	4,065	$ 0.42	−

Total:	7,608	$ 0.48	72

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Related Party Transactions

    SG Phoenix LLC is the beneficial owner of approximately 32% of the Company’s common stock. Michael W. Engmann, together with his affiliates, is the beneficial owner of approximately 11% of the Company’s common stock.

On June 5, 2008, the Company effected a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing short-term debt (collectively, the “Financing Transaction”). Certain parties to the Financing Transactions (Phoenix Venture Fund LLC and Michael Engmann) had a pre-existing relationship with the Company and with respect to such parties the Financing Transaction may be considered a related party transaction.

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

In connection with the closing of the Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008, (See Note 5).  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal and $45 of interest accrued thereon of the Company’s outstanding indebtedness and interest accrued thereon, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A-1 Preferred.  Mr. Engmann and entities controlled by Mr. Engmann cancelled an aggregate of $720 in principal and $45 of interest accrued thereon, and, accordingly, the Company issued an aggregate of 765 shares of the Company’s Series A-1 Preferred to Mr. Engmann and entities controlled by Mr. Engmann.  These shares of Series A-1 Preferred carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred, had a liquidation preference over Common Stock of one dollar ($1.00) per share, and are convertible into shares of Common Stock at a ratio of one share of Series A-1 Preferred for 7.1429 shares of Common Stock.  Series A-1 Preferred may vote on matters put to the Company’s stockholders on an as-converted-to-Common-Stock basis.  Subject to further adjustment as provided in the Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock, shares of Series A-1 Preferred are presently convertible into shares of Common Stock at a ratio of one share of Series A-1 Preferred for 7.1429 shares of Common Stock.  If all shares of Series A-1 Preferred were converted into Common Stock at the above conversion ratio, the Company would issue 7,429 shares of Common Stock.  As of December 31, 2008, holders of Series A-1 Preferred have converted an aggregate of 184 shares of Series A-1 Preferred into 1,317 shares of Common Stock.  As of December 31, 2008, Mr. Engmann and entities controlled by Mr. Engmann have converted an aggregate of 109 shares of Series A-1 Preferred into 781 shares of Common Stock.

The issuance of shares of Series A-1 Preferred Stock resulted in a beneficial conversion feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock for the quarter ended June 30, 2008. The Company has accrued dividends on the shares of Series A-1 Preferred of $47.  As of December 31, 2008, $29 of the accrued dividends have been paid in cash.  As of December 31, 2008, Mr. Engmann and entities controlled by Mr. Engmann have been paid $19 in accrued dividends.

Under the terms of the Registration Rights Agreement, the Company was obligated to prepare and file with the SEC a registration statement under the Securities Act covering the resale of the shares of Common Stock issued upon conversion of the shares of Series A-1 Preferred Stock and exercise of the Warrants as described above.  The Company must also use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that is two years after its Effective Date or until the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144.  The Registration Rights Agreement provided for certain registration rights whereby the Company would have incurred penalties if a registration statement was not filed or declared effective by the SEC on a timely basis. The Company filed the required registration statement on August 18, 2008, which was declared effective on October 10, 2008. The Company was obligated to pay the costs and expenses of such registration.

On January 9, 2008, the Company entered into the Company’s standard form of Consulting Agreement (the “Consulting Agreement”) with GSMeyer & Associates LLC (the “Consultant Entity”), an entity of which Garry Meyer, a director of the Company, is a principal. Mr. Meyer owns 50% of the Consultant Entity’s outstanding equity, and Mr. Meyer’s spouse owns the other 50% of the Consultant Entity’s outstanding equity. Mr. Meyer and his spouse share in the profits of the Consultant Entity in accordance with their ownership percentages. Under the terms of the Consulting Agreement, the Consultant Entity is authorized to market the Company’s products as an independent contractor of the Company. The Consultant Entity is paid commissions equal to seven percent (7%) of the license fees, professional service fees and of first year maintenance fees on sales closed with State Street Bank, and ING (of Eastern Europe), subject to the Company having received payment of such fees from such customers prior to the payment of the above described commissions. The Consultant Entity is also entitled to reimbursement of reasonable travel and other out-of-pocket expenses incurred in the performance of its obligations under the Consulting Agreement, provided that the Consultant Entity provides receipts and obtains prior approval from the Company’s Chief Executive Officer for such expenses. Either the Company or the Consultant Entity may terminate the Consulting Agreement at any time upon thirty days’ written notice to the other party.

In August 2006, the Company entered into the August 2006 Purchase Agreement to which Mr. Engmann was a party. The Company secured the right to borrow up to $600 under the August 2006 Purchase Agreement.  In November 2006 the Company borrowed the full amount of $600, of which $450 pertains to Mr. Engmann and the remaining $150 to an unrelated third party. The Company issued warrants to purchase 3,111 of the Company’s Common Stock related to the August 2006 Purchase Agreement.  The notes were due May 17, 2008 and bore interest at the rate of 15% per annum payable quarterly in cash. The warrants have a term of three years beginning June 30, 2007 and an exercise price of $0.51.

In February 2007, the Company entered into a Note and Warrant Purchase Agreement (the “February 2007 Purchase Agreement”) and a Registration Rights Agreement (the “February 2007 Registration Rights Agreement”), each dated as of February 5, 2007, with the Affiliated Stockholder where defined.  The Company secured the right to borrow up to six hundred thousand dollars ($600). On March 15, 2007 the Company and the Affiliated Stockholder amended the February 2007 Purchase Agreement to increase the maximum amount of borrowing from $600, to $1,000. The terms of the February 2007 Purchase Agreement and 2006 Purchase Agreement are identical with the exception that the maximum number of warrants that may be issued under the February 2007 Purchase Agreement is 5,185 rather than 3,111. On March 30, 2007, and April 1, 2007 the Company borrowed $670 and $50 under the February 2007 Purchase Agreement of which $320 pertained to Mr. Engmann and the remaining $400 from unrelated third parties.  The proceeds were used for working capital purposes. The warrants have a three year life, became exercisable on June 30, 2007, and have an exercise price of $0.51.  The warrants included piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s Common Stock.  The shares were registered with the Company’s Form S-1/A which was declared effective December 28, 2007.

On June 15, 2007, the Company entered into a Note and Warrant Purchase Agreement (the “June 2007 Purchase Agreement”) and a Registration Rights Agreement (the “June 2007 Registration Rights Agreement”), each dated as of June 15, 2007. The Company secured the right to borrow up to $1,000.  The June 2007 Purchase Agreement required the Company to draw $400 of the funds upon signing.  As of December 31, 2007, the Company had borrowed $400 under this facility, all pertaining to Mr. Engmann, and the option to borrow the remaining $600 lapsed as of that date. The Company used the proceeds of the financing for working capital purposes.  The note bore interest at the rate of 15% per annum payable quarterly in cash. The Company issued 3,168 warrants to purchase shares of its Common Stock at an exercise price of $0.25. The warrants have a three year life and included piggyback registration rights for the underlying shares to participate in any future registrations of the Company’s Common Stock.  The shares were registered with the Company’s Form S-1/A which was declared effective December 28, 2007.

The Company paid approximately $78 and $74 in interest to SG Phoenix LLC and Mr. Engmann, respectively, as of December 31, 2008 related to the above Notes. (See Note 3 and 4 of Notes to Consolidated Financial Statements on page F-17 for additional details.)

Item 14. Principal Accounting Fees and Services

The aggregate fees billed and expected to be billed for professional services by GHP Horwath, P.C. for 2008 are approximately $136 and in 2007 were $169 for the following services for fiscal year 2007 and fiscal year 2008:

Audit Fees:  GHP Horwath, P.C. fees in connection with the year end audit for 2007 were approximately $134. Fees in connection with the 2008 quarterly reviews and the 2008 year end audit and consent procedures are expected to be $123 which represents approximately 82% of the aggregate fees billed and expected to be billed by GHP Horwath, P.C.

Audit-Related Fees.  GHP Horwath, P.C. fees for assurance and related work in fiscal year 2008 was approximately $16 and represented approximately 10% of the aggregate fees billed in 2008. GHP Horwath, P.C. did not have any such fees in 2007.

Tax fees: GHP Horwath, P.C. fees in connection with the Company’s 2007 federal and state tax returns was $9. Fees in connection with the Company’s 2008 federal and state tax returns are expected to be approximately $10.  The fees represent 6% of the aggregate fees.

Financial Information Systems Design and Implementation Fees or any other fees not discussed above.:  GHP Horwath, P.C. did not bill the Company for any fees in fiscal year 2007 and 2008 for financial information systems design and implementation services or any other fees not discussed above..

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

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of GHP Horwath, P. C. and has concluded that GHP Horwath, P.C. is independent under applicable SEC and Nasdaq rules and regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(2) Financial Statement Schedules

    None

(3) Exhibits

Exhibit Number	Document

3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 000-19301).
3.2
Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 000-19301).

Exhibit Number	Document
3.3

Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.

3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 000-19301).
3.5
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.

3.6
Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.

3.7
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.

3.8
Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

3.9
Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

3.10
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

*3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008.
*3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

Exhibit Number	Document
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
*4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008.
††10.19
Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).

10.24
Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 3, 2004.

10.25
Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on November 3, 2004.

10.26
Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K filed on August 12, 2006.

10.27
Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K filed on August 12, 2006.

†††10.28
Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A  filed on September 15, 2005.

††† 10.29	License agreement dated June 2, 2005 between the Company and SnapOn Credit LLC, incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K/A filed on September 15, 2005.
†10.30	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.31	Amendment to employment agreement with Francis V. Dane, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.32	Form of stock option agreement dated August 31, 2005 with Russel L. Davis, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.33	Form of stock option agreement dated December 19, 2005 with Guido DiGregorio, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.34	Form of stock option agreement dated August 31, 2005 with Francis V. Dane, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.35	Form of stock option agreement dated August 31, 2005 with C. B. Sung, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
10.36
Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K filed on February 5, 2007.

10.37
Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K filed on February 5, 2007.

10.38
Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed on March 15, 2007.

Exhibit Number	Document
10.39

Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K filed on June 15, 2007.

10.40
Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K filed on June 15, 2007.

10.41
Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on August 27, 2007.

†10.42
Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 12, 2007.

10.43
Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

10.44
Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

10.44
Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

10.45
Registration Rights Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.1	Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

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

(b) Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(c) Financial Statements Schedules

    All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 10, 2009.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 10, 2009.

Signature	Title

/s/ Guido DiGregorio Guido DiGregorio	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Francis V. Dane Francis V. Dane	Chief Legal Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Garry Meyer Garry Meyer	Director
/s/ Louis P. Panetta Louis P. Panetta	Director
/s/ Chien-Bor Sung Chien-Bor Sung	Director
/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Communication Intelligence Corporation

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ GHP Horwath, P.C.
Denver, Colorado
March 10, 2009

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$929	$1,144
Accounts receivable, net of allowances of $104 and $117 at December 31, 2008 and 2007, respectively	700	452
Prepaid expenses and other current assets	80	135

Total current assets	1,709	1,731
Property and equipment, net	48	77
Patents	3,149	3,528
Capitalized software development costs	1,406	1,109
Deferred financing costs (Note 3)	301	−
Other assets	30	30

Total assets	$6,643	$6,475

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt –net of discount of $5 at December 31, 2008 and $350 at December 31, 2007	$60	$1,370
Accounts payable	92	135
Accrued compensation	369	364
Other accrued liabilities	236	298
Deferred revenue	343	431

Total current liabilities	1,100	2,598
Long-term debt –net of discount of $873, including related party debt of $2,644, net of discount of $834 (Note 4)	2,765	−
Long- term debt – other, net of discount of $21 at December 31, 2007 (Note 3)	–	96
Commitments and contingencies (Note 6)
Total Liabilities	3,865	2,694

Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 856 outstanding at December 31, 2008 and 0 at December 31, 2007, respectively; $883 liquidation preference	856	–
Common Stock, $.01 par value; 225,000 shares authorized; 130,374 and 130,307 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,304	1,291
Additional paid-in capital	95,174	93,785
Accumulated deficit	(94,569)	(91,260)
Accumulated other comprehensive income (loss)	13	(35)

Total stockholders' equity	2,778	3,781

Total liabilities and stockholders' equity	$6,643	$6,475

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007
Revenues:
Product	$1,686	$1,448
Maintenance	715	697
	2,401	2,145
Operating costs and expenses:
Cost of sales:
Product	895	367
Maintenance	169	158
Research and development	198	476
Sales and marketing	1,353	1,276
General and administrative	2,030	2,061

	4,645	4,338

Loss from operations	(2,244)	(2,193)

Interest income and other income (expense), net	72	(26)
Interest expense:
Related party (Note 4)	(243)	(135)
Other (Note 3)	(45)	(149)
Amortization of debt discount and deferred financing cost:
Related party (Note 4)	(730)	(305)
Other (Note 3)	(119)	(664)
Minority interest	−	73
Net loss	(3,309)	(3,399)
Accretion of beneficial conversion feature, Preferred shares (Note 7):
Related party	(273)	−
Other	(98)	−
Preferred stock dividends:
Related party	(34)	−
Other	(13)	−

Net loss attributable to common stockholders	$(3,727)	$(3,399)
Basic and diluted loss per common share	$(0.03)	$(0.03)
Weighted average common shares outstanding, basic and diluted	129,247	113,960

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In thousands except per share amounts)

	Preferred Shares Outstanding	Preferred Shares		Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances as of December 31, 2006	−	$	−	107,557	$1,076	$90,497	$(87,861)	$(128)	$3,584
Stock based employee compensation						130			130
Fair value of warrants issued in connection with short-term debt						546			546
Fair value of warrants issued in connection with long-term debt						23			23
Adjustment to the fair value of beneficial conversion feature associated with the convertible notes (Note 5)						202			202
Sale of Common Stock at approximately $0.14 per share net of related costs of $398				21,500	215	2,387			2,602
Comprehensive loss:
Net loss							(3,399)		(3,399)
Foreign currency translation adjustment								93	93
Total comprehensive loss									(3,306)
Balance as of September 30, 2007	−		−	129,057	1,291	93,785	(91,260)	(35)	3,781
Stock based employee compensation						161			161
Fair value of warrants issued in connection with Long-term debt						1,231			1,231
Conversion of Short-term notes into Preferred Shares, net of expenses of $127	1,040		1,040			(127)			913
Beneficial Conversion Feature associated with the Preferred Shares						371			371
Conversion of preferred shares into Common Stock	(184)		(184)	1,317	13	171			−
Comprehensive loss:
Net loss							(3,309)		(3,309)
Foreign currency translation adjustment								48	48
Total comprehensive loss									(3,261)
Accretion of beneficial conversion feature on preferred stock						(371)			(371)
Preferred share dividends						(47)			(47)
Balance as of December 31, 2008	856		$856	130,374	$1,304	$95,174	$(94,569)	$13	$2,778

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)
	2008	2007
Cash flows from operating activities:
Net loss	$(3,309)	$(3,399)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	951	857
Amortization of debt discount and deferred financing costs	848	969
Loss on disposal of property and equipment	-	3
Stock based employee compensation	161	130
Minority interest	-	(73)
Changes in operating assets and liabilities:
Accounts receivable, net	(248)	35
Prepaid expenses and other current assets	55	(30)
Accounts payable	(43)	63
Accrued compensation	5	128
Other accrued liabilities	(106)	29
Deferred revenue	(88)	27
Net cash used for operating activities	(1,774)	(1,261)

Cash flows from investing activities: Acquisition of property and equipment	(27)	(26)
Capitalized software development costs	(813)	(788)
Net cash used for investing activities	(840)	(814)

Cash flows from financing activities:
Deferred financing costs	(425)	-
Proceeds from issuance of short-term debt	125	-
Proceeds from the sale of common stock, net of expenses	-	2,602
Proceeds from issuance of long-term debt	3,000	1,120
Principal payments on debt	(302)	(1,265)
Principal payments on capital lease obligations	-	(5)
Net cash provided by financing activities	2,398	2,452
Effect of exchange rate changes on cash	1	40

Net increase (decrease) in cash and cash equivalents	(215)	417
Cash and cash equivalents at beginning of period	1,144	727
Cash and cash equivalents at end of period	$929	$1,144

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31,
	2008	2007
Interest paid	$226	$244
Schedule of non-cash transactions:
Short-term notes and accrued interest exchanged for convertible preferred stock	$1,040	$–
Short term notes and accrued interest exchanged for long term notes	$638	$–
Accretion of beneficial conversion feature on convertible preferred shares	$371	$–
Fair value of warrants issued to the investors in connection with long –term debt	$–	$23
Fair value of warrants issued to the investors in connection with long –term debt	$–	$546
Fair value of the adjustment to the beneficial conversion feature associated with the convertible notes	$–	$202

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company:

Communication Intelligence Corporation and its joint venture (the "Company" or "CIC") develops and markets electronic signature solutions for business process automation and biometric signature verification. The Company also develops and markets natural input/text entry software for handheld computers and smart phones.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies”. CIC's transaction and communication enabling technologies provide a means for protecting electronic transactions and documents. CIC has developed products for dynamic signature verification, electronic signatures and encryption and a suite of development tools and applications which the Company believes could increase the functionality of its core products and facilitate their integration into original equipment manufacturers' ("OEM") hardware products and computer systems and networks. CIC's natural input technologies are designed to allow users to interact with a computer or handheld device through the use of an electronic pen or “stylus”. Such products include the Company's SignatureOne®, Ceremony® Server, SignatureOne Profile Server, Sign-it®, and iSign®, biometric and electronic signature products, and multi-lingual Jot® handwriting recognition system.

The Company’s 90% owned joint venture, Communication Intelligence Computer Corporation, in China (the "Joint Venture"), has licensed eCom Asia Pacific Pty Ltd (“eCom”) as its master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China.

Going concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2008, the Company’s accumulated deficit was approximately $95,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities.

In September 2007, the Company closed a Securities Purchase and Registration Rights Agreement aggregating $2,602, net of expenses, the proceeds of which were used for payment of outstanding indebtedness of $1,265 plus accrued interest thereon and working capital purposes. In June 2008, the Company raised $2,548 through a debt and equity financing and converted short-term notes payable to equity (see Notes 3 and 4). The Company believes that the current pipeline and its growth rate has the sales potential for achieving and sustaining profitability.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2008	2007
Cash in bank	$127	$89
Money market funds	802	1,055

Cash and cash equivalents	$929	$1,144

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity, and mitigate risk of loss as to principal. At December 31, 2008, the Joint Venture had approximately $1 in cash accounts held by a financial institution in the People's Republic of China.

To date, accounts receivable have been derived principally from revenues earned from end users, manufacturers, and distributors of computer products in North America and the Pacific Rim. The Company performs periodic credit evaluations of its customers, and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Concentrations of credit risk (continued):

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company’s historical experience, the Company’s estimates of recoverability of amounts due could be affected and the Company will adjust the allowance accordingly.

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions.  The costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  The costs amortized to interest expense amounted to $124 and $75, for the years ended December 31, 2008 and 2007, respectively.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $66 and $78 for the years ended December 31, 2008 and 2007, respectively. The Chinese Joint Venture disposed of certain assets at net book value of $3 in 2007.

Property and equipment, net at December 31, consists of the following:
	2008	2007
Machinery and equipment	$1,202	$1,179
Office furniture and fixtures	435	435
Leasehold improvements	90	90
Purchased software	323	319

	2,050	2,023
Less accumulated depreciation and amortization	(2,002)	(1,946)

	$48	$77

Patents:

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

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2008	2007
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(3,596)	(3,217)

			$3,149	$3,528

Patents are stated at cost less accumulated amortization that, in management’s opinion, does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $379 and $378 for the years ended December 31, 2008 and 2007, respectively.  Amortization expense is estimated to be $379 for each of the five years through December 31, 2013.  The estimated remaining weighted average useful lives of the patents are 8 years.  The patents identified as "various" are technically narrow or dated patents that the Company believes the expiration of which will not be material to its operations.  At December 31, 2008, the net carrying value of those patents is $0.

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

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the two years ended December 31, 2008.

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

The capitalized costs are amortized to cost of sales. At December 31, 2008, and 2007 the Company had capitalized approximately $813, and $788 of software development costs, respectively. Amortization of capitalized software development costs for the years ended December 31, 2008 and 2007 was $504 and $335, respectively.

Other current liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known but some amounts must be estimated such as deposits, taxes, rents and services.  The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2008	2007
Accrued professional services	$110	$134
Rents	47	43
Interest	75	66
Other	4	55
Total	$236	$298

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other current liabilities (continued):

Material commitments:

The Company had the following commitments at December 31, 2008:

	Payments due by period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter
Short-term debt related party (1)	$65	$65	$–	$–	$–	$–	$–
Long-term debt related party (2)	3,638	–	3,638	–	–	–	–
Operating lease commitments (3)	792	272	280	240	–	–	–
Total contractual cash obligations	$4,495	$337	$3,918	$240	$–	$–	$–

1.	Short-term debt reported on the balance sheet is net of approximately $5 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

2.	Long-term debt related party reported on the balance sheet is net of approximately $873 in discounts representing the fair value of warrants issued to the debt holders.

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

For the years ended December 31, 2008 and 2007, the Company’s sales in the United States as a percentage of total sales were 96% and 92%, respectively. For the years ended December 31, 2008, and 2007, the Company’s export sales as a percentage of total revenues were approximately 4% and 8%, respectively. Foreign sales are determined based on the countries to which the Company’s products are shipped.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Major customers:

Two customers accounted for 39% of total revenue for the year ended December 31, 2008.  Allstate Insurance Company accounted for 19% and Travelers Indemnity Company accounted for 20%. For the year ended December 31, 2007, four customers accounted for 57% of total revenues. Access Systems Americas, Inc. (formerly PalmSource, Inc.) accounted for 24%, Tennessee Valley Authority accounted for 10%, World Financial Group accounted for 13%, and Wells Fargo Bank, NA accounted for 10%.

Four customers accounted for 82% of accounts receivable at December 31, 2008.  Allstate Insurance Company accounted for 37%, SHI Inc. accounted for 18%, Travelers Indemnity Company accounted for 15% and eCom Asia Pacific, Ltd accounted for 12%. Four customers accounted for 92% of accounts receivable at December 31, 2007.  eCom Asia Pacific, Ltd accounted for 22%, Access Systems Americas, Inc, (formerly PalmSource) accounted for 28%, Sony Ericsson accounted for 10% and Tennessee Valley Authority accounted for 32%.

Research and development:

Research and development costs are charged to expense as incurred.

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2008 and 2007 was $180 and $100, respectively.

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

For the year ended December 31, 2008, 7,608 shares of Common Stock subject to outstanding options and 41,131 shares issuable upon exercise of the warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net foreign currency transaction gains and losses are included in "Interest income and other income (expense), net" in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2008 and 2007 were insignificant.

Comprehensive income:

Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the twelve month period ended December 31, 2008.

Recent pronouncements:

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, which becomes effective for fiscal periods beginning after December 15, 2008.  The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance.  SFAS 141(R) became effective for the Company on January 1, 2009.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of :minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported a part of consolidated earnings.  Purchases ad sales of minority interests will be reported in equity similar to treasury stock transactions.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  Thus, SFAS 160 became effective for the Company on January 1, 2009.  The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAG No. 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS 159 had no material impact on its financial position and results of operations.

Recent pronouncements(continued):

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements.  As permitted by FSP FAS 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities.  The partial adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, cash flows or financial position.

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1—quoted prices (unadjusted) in active markets for identical asset or liabilities;

Level 2—observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3—assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.

There were no financial assets or liabilities measured at fair value as of December 31, 2008 with the exception of cash which is measured using level 1 inputs.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring basis as a result of partially adopting SFAS 157.

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

Revenues from the Joint Venture were $0 and $39 for the years ended December 31, 2008 and 2007, respectively.  There were no long lived assets as of December 31, 2008 and 2007.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

3. Short-term debt:

Short-term debt as of December 31, 2008 consists of a principal balance of $65, net of a remaining debt discount of $5 (recorded as long-term debt as of December 31, 2007 in the amount of $117, net of debt discount of $21). The note agreement, originally entered into in 2004, was modified in October 2007. The modification extended the maturity of the note through October 2009 and terminated the conversion feature of the note. In addition, the note holder received warrants to purchase two shares per one dollar of principal outstanding (234 warrants exercisable at the 20 day volume weighted average price of the Company’s Common Stock ending October 25, 2007 ($ 0.29)). Holders of additional principal outstanding at the modification date of October 2007 in the amount of $1,265, did not except the modification terms and were repaid the outstanding principal and interest thereon on October 26, 2007.

Short-term debt as of December 31, 2007 consisted of a principal balance of $1,720, net of a remaining debt discount of $350. The outstanding debt included $1,170, net of a remaining debt discount of $247, due to a related party. The debt originated from three financing arrangements. One in November 2006, the second in March and April of 2007 and the third financing occurred in June 2007.

In November 2006, the Company borrowed $600, of which $450 was borrowed from Michael Engmann and the remaining $150 from an unrelated third party.  The notes were due in May 2008, incurred interest at 15% and included warrants to purchase 3,111 shares of Common Stock (exercisable for three years commencing June 2007 with an exercise price of $0.51). The Company ascribed a fair value of $336 to warrants, which was recorded as a debt discount in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%.

In June 2008, the $600 principal balance and unpaid interest thereon related to the November 2006 debt financing was exchanged and refinanced pursuant to the Credit Agreement (see Note 4).

In March and April 2007, the Company borrowed $720, of which $320 was borrowed from Michael Engmann and the remaining $400 from unrelated third parties. The notes were due in August 2008, incurred interest at 15%, and included warrants to purchase 3,474 shares of Common Stock (exercisable for three years commencing June 2007 with an exercise price of $0.51).  The Company ascribed a fair value of $359 to the warrants, which was recorded as a debt discount in the balance sheet.  The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 45%; and expected dividend yield of 0%.

In June 2007, the Company borrowed $400 under a financing agreement with Michael Engmann.  The notes were due in December 2008, incurred interest at 15%, and included warrants to purchase 3,168 shares of Common Stock (exercisable for three years commencing June 2007 with an exercise price of $0.25). The Company ascribed a fair value of $187 to the warrants, which was recorded as a debt discount in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.90%; expected life of 3 years; expected volatility of 69%; and expected dividend yield of 0%.

In June 2008, outstanding principal balances of $995 plus accrued and unpaid interest of $45 relating to the 2007 financing arrangements, were exchanged for Series A-1 Preferred Shares (the “Preferred Shares”) (see Note 5). The remaining $125 of outstanding principal and unpaid interest thereon related to the 2007 financings were repaid in September 2008.

The warrants to acquire 9,653 shares of the Company’s Common Stock issued as part of the above referenced financings remain outstanding. These warrants are exercisable until June 2010. All of the shares underlying the warrants discussed above were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

4. Long-term debt:

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

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and Ronald Goodman (collectively with Phoenix, the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which are represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bear interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind and mature June 5, 2010.  The Company used a portion of the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, and may use the remaining proceeds for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $452. Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the assets of the Company and CIC Acquisition Corp.

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

The offer and sale of the Warrants and Preferred Shares as detailed above, including the Common Stock issuable upon exercise or conversion thereof, was made in reliance upon exemptions from registration afforded by Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act and under exemptions from registration available under applicable state securities laws.

Interest expense associated with the Company’s short and long-term debt for the year ended December 31, 2008 and 2007 was $1,137 and $1,253, respectively, of which $973 and $440 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2008 and 2007 was $849 and $969, respectively, of which $730 and $305 was related party expense.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity:

Common stock options:

The Company has one stock-based employee compensation plan, (the "1999 Option Plan") and also grants options to employees, directors and consultants outside of the 1999 Option Plan under Individual Plans.

In April 1999, the Company adopted and in June 1999, the shareholders approved the 1999 Option Plan. Incentive and non-qualified options under the 1999 Option Plan may be granted to employees, officers, and consultants of the Company. There are 4,000 shares of Common Stock authorized for issuance under the 1999 Option Plan. The options have a seven year life and generally vest quarterly over three years. At December 31, 2008, there were 275 shares available for future grants. As of December 31, 2008, 3,544 plan options were outstanding and 3,263 plan options were exercisable with a weighted average exercise price of $0.57 per share.

The Company has issued options under Individual Plans to its employees and directors. The Individual Plan options generally vest over four years or pro rata quarterly over three years. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2008, 4,064 non-plan options were outstanding and 2,780 non-plan options were exercisable with a weighted average exercise price of $0.55 per share.

Share-based payment:

The Company accounts for stock based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instrument in the financial statements and is measured based on the grant date fair value of the award. The Company also applies the guidance from Staff Accounting Bulletin No. 107 (SAB 107) in its application of SFAS 123(R).

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. SFAS No. 123(R) requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the year ended December 31, 2008, was approximately 23.42%.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2008.

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

	Year Ended December 31, 2008	Year Ended December 31, 2007
Risk free interest rate	2.64% - 5.11%	3.32% - 5.11%
Expected life (years)	3.58 – 6.88	3.21 – 3.77
Expected volatility	91.99% - 99.98%	93.68% - 98.25%
Expected dividends	None	None

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment (continued):

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS No. 123(R) for the years ended December 31, 2008 and 2007. There were no stock option exercises during the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Research and development	$37	$18
Sales and marketing	33	66
General and administrative	75	13
Director options	16	33
Stock-based compensation expense included in operating expenses	$161	$130

The summary activity under the Company’s 1999 Option Plan and Individual Plans is as follows:

	December 31, 2008				December 31, 2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	6,036	$0.59			5,893	$0.69
Granted	1,975	$0.15			870	$0.21
Exercised	−	$0.00			−	$000
Forfeited	(403)	$0.47			(727)	$0.98

Outstanding at period end	7,608	$0.48		4.4	6,036	$0.59		4.7

Options vested and exercisable at period end	6,043	$0.56		3.9	5,364	$0.62		4.5

Weighted average grant-date fair value of options granted during the period	$0.10				$0.14

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment (continued):

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	4,179	5.3	$0.24	2,614	$0.29
$0.51 – $1.00	3,341	3.3	$0.73	3,341	$0.73
$1.01 – $2.00	73	3.2	$1.66	73	$1.66
$2.01 – $2.99	−	0.0	$0.00	−	$0.00
$3.00 – $7.50	15	1.5	$3.56	15	$3.56
	7,608			6,043

A summary of the status of the Company’s nonvested shares as of December 31, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	672	$0.22
Granted	1,975	$0.10
Forfeited	(403)	$0.12
Vested	(679)	$0.16
Nonvested	1,565	$0.30

As of December 31, 2008, there was $105 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the provisions of FASB Statement 123(R), which may have a material impact on the Company’s financial operations.

As of December 31, 2008, 7,608 shares of common stock were reserved for issuance upon exercise of outstanding options.

Warrants:

At December 31, 2008, 41,131 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants.

Preferred Shares:

In connection with the closing of the June 2008 Financing Transaction (see Note 4, Long-term debt), the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s then outstanding aggregate balance of $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 Preferred Shares.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Preferred Shares (continued):

The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share, and are convertible into shares of Common Stock at a ratio of one Preferred Share for 7.1429 shares of Common Stock. The Preferred Shares may vote on matters put to the Company’s stockholders on an as-converted-to-Common-Stock basis. Subject to further adjustment as provided in the Certificate of Designations, Powers, Preferences and Rights of the Preferred Shares, shares of Preferred are presently convertible into shares of Common Stock at a ratio of one share of Preferred for 7.1429 shares of Common Stock. If all shares of Series A-1 Preferred were converted into Common Stock at the above conversion ratio, the Company would issue 7,429 shares of Common Stock. As of December 31, 2008, holders of Preferred Shares have converted an aggregate of 184 shares of Preferred Shares into 1,317 shares of Common Stock. The preferred stock transaction resulted in a beneficial conversion feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors. The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock for the quarter ended June 30, 2008. The Company has accrued dividends on the shares of Series A-1 Preferred of $47. As of December 31, 2008, $29 of the accrued dividends have been paid in cash.

Under the terms of the Registration Rights Agreement, the Company was obligated to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement under the Securities Act of 1933, as amended (the Securities Act”) covering the resale of the shares of Common Stock issued upon conversion of the shares of Preferred Stock and exercise of the Warrants as described above. The Company must also use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that is two years after its Effective Date or until the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144. The Registration Rights Agreement provided for certain registration rights whereby the Company would have incurred penalties if a registration statement was not filed or declared effective by the SEC on a timely basis. The Company filed the required registration statement on August 18, 2008, which was declared effective on October 10, 2008. The Company was obligated to pay the costs and expenses of such registration.

In December 2008, three preferred shareholders converted an aggregate of 184 preferred shares into 1,317 shares of the Company’s Common Stock.

Private placement of Common Stock:

On August 24, 2007, the Company entered into a Securities Purchase and Registration Rights Agreement (the “August 2007 Purchase Agreement”) with Phoenix Venture Fund LLC (the “Purchaser”). On September 14, 2007, the transactions closed and the Company issued to the Purchaser 21,500 shares of the Company’s Common Stock (the “Shares”) at a price per share of approximately $0.14, for an aggregate purchase price of $3,000. An advisory fee of $250 was paid to the managing member of the Purchaser for services rendered in connection with the sale of the Shares and $61 to the Purchaser’s legal counsel for services associated with the financing transactions.  In addition the Company paid $87 in professional fees associated with the sale of the shares. The Company expects to use the proceeds of the sale of the Shares for payment of outstanding indebtedness and additional working capital. The Company was permitted under the terms of the Purchase Agreement to use up to $1,400 of the net proceeds to repay outstanding indebtedness. Under the August 2007 Purchase Agreement, so long as the Purchaser holds shares of Common Stock of the Company representing at least fifty-percent of the Shares purchased pursuant to the August 2007 Purchase Agreement and at least five-percent of the outstanding capital stock of the Company, the managing member of the Purchaser is entitled to a right of first offer to exclusively provide debt or equity financing to the Company prior to the Company’s pursuing debt or equity financing from another party, subject to certain conditions and exclusions. Additionally, provided the Purchaser meets the foregoing ownership requirements, the managing member of the Purchaser is permitted to designate up to two non-voting observers to attend meetings of the Company’s board of directors and, for a period of twenty-four months following the date a registration statement

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Private placement of Common Stock (continued):

pertaining to the Shares is first declared effective by the Securities and Exchange Commission (the “Commission”), the Company is prohibited from selling or otherwise disposing of material properties, assets or rights of the Company without the consent of the managing member of the Purchaser.

The Company was obligated under the Purchase Agreement to use its best efforts to prepare and file with the Commission a registration statement covering the resale of the securities sold pursuant to the Purchase Agreement. The registration statement will provide for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Company filed the registration statement on November 15, 2007, and the registration statement was declared effective on December 28, 2007. The Company must use its best efforts to keep the registration statement continuously effective under the Securities Act until the earlier of the date that all shares purchased under the Purchase Agreement have been sold or can be sold publicly under Rule 144(k). The Company was obligated to pay the costs and expenses of such registration, which were approximately $147.

The August 2007 Purchase Agreement provides for certain registration rights whereby the Company could be required to make liquidated damages payments if a registration statement is not filed or declared effective by the SEC within a specified timeframe and if after being declared effective the registration statement is not kept effective. The Company filed the registration statement within the required timeframe and it is currently effective.  Should the Company fail to keep the registration statement effective, it will upon that event and each thirty days thereafter until the registration statement is again effective, be subject to making payments to the Purchaser in an amount equal to one and a half percent (1.5%) of the greater of: (i) the weighted average market price of the Shares during such 30-day period, or (ii) the market price of the Shares five (5) days after the closing (the “Closing Market Price”), until the registration statement is again declared effective, or as to any Shares, until such Shares can be sold in a single transaction pursuant to SEC Rule144; provided, however, that the liquidated damages amount under this provision shall be paid in cash and the total amount of payments shall not exceed, when aggregated with all such payments, ten percent (10%) of the Closing Market Price. The Company has not recorded a liability in connection with the liquidated damages provisions of the August 2007 Purchase Agreement because it believes that it is not probable that an event will occur which will trigger a liquidated damages payment under the agreement.

6. Commitments:

Lease commitments:

The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2011. The Joint Venture leases space on a month to month basis in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $260, and $333, in 2008 and 2007, respectively. (See Note 1, Material Commitments).

7. Income taxes:

As of December 31, 2008, the Company had federal net operating loss carryforwards available to reduce taxable income of approximately $67,485.  The net operating loss carryforwards expire between 2009 and 2027. The Company also had federal research and investment tax credit carryforwards of approximately $315 that expire at various dates through 2012. The Company also had state net operating loss carryforwards available to reduce taxable income of approximately $22,818. The net operating loss carryforwards expire between 2010 through 2020.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

7. Income taxes (continued):

Deferred tax assets and liabilities at December 31, consist of the following:
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$24,959	$25,572
Credit carryforwards	315	315
Deferred income	117	172
Other, net	170	317

Total deferred tax assets	25,561	26,376

Valuation allowance	(25,561)	(26,376)

Net deferred tax assets	$-	$-

Income tax (benefit) differs from the expected statutory rate as follows:

	2008	2007
Expected federal income tax benefit	$(1,267)	$(1,157)
State income tax benefit	(330)	(204)
Expired net operating loss	1,911	1,512
Change in valuation allowance and other	(314)	(151)
Income tax expense (benefit)	$–	$–

A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carryforwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period. During 1997, the Company experienced stock ownership changes which could limit the utilization of its net operating loss and research and investment tax credit carryforwards in future periods. In addition, a study of recent transactions has not been performed to determine whether any further limitations might apply.

8. Employee benefit plans:

The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

9. Subsequent event:

On January 27, 2009 a preferred shareholder converted 20 preferred shares into 143 shares of the Company’s Common Stock.