Form 10-Q
period 2009-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2009-05-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

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

Number of shares outstanding of the issuer's Common Stock, as of May 14, 2009: 131,414,303.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31	December 31
	2009	2008
Assets	Unaudited
Current assets:
Cash and cash equivalents	$317	$929
Accounts receivable, net of allowances of $104 and $104 at March 31, 2009 and December 31, 2008 respectively	253	700
Prepaid expenses and other current assets	95	80

Total current assets	665	1,709
Property and equipment, net	40	48
Patents	3,054	3,149
Capitalized software development costs	1,410	1,406
Deferred financing costs (Note 5)	251	301
Other assets	30	30

Total assets	$5,450	$6,643

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt – net of discount of $2 at March 31, 2009 and $5 at December 31, 2008	$48	$60
Accounts payable	151	92
Accrued compensation	365	369
Other accrued liabilities	130	236
Deferred revenue	198	343

Total current liabilities	892	1,100

Long-term debt – net of discount of $773 and $873 at March 31, 2009 and December 31, 2008, including related party debt of $2,877 and $2,644 net of discount of $740 and $834 at March 31, 2009 and December 31, 2008, respectively	2,937	2,765
Derivative Liability	1,438	−
Total liabilities	5,267	3,865
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 787 outstanding at March 31, 2009 and 856 at December 31, 2008	787	856
Common stock, $.01 par value; 225,000 shares authorized; 130,986 and 130,374 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,310	1,304
Additional paid-in capital	91,753	95,174
Accumulated deficit	(93,698)	(94,569)
Accumulated other comprehensive loss	31	13

Total stockholders' equity	183	2,778

Total liabilities and stockholders' equity	$5,450	$6,643

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product	$69	$242
Maintenance	177	188
Total revenues	246	430
Operating costs and expenses:
Cost of sales:
Product	170	170
Maintenance	49	30
Research and development	112	53
Sales and marketing	375	360
General and administrative	462	467
Total operating costs and expenses	1,168	1,080
Loss from operations	(922)	(650)

Interest and other income (expense), net	1	3
Interest expense:
Related party (Note 4)	(69)	(44)
Other (Note 3)	(4)	(23)
Amortization of loan discount and deferred financing cost:
Related party (Note 4)	(197)	(91)
Other (Note 3)	(10)	(45)
Loss on derivative liability	(85)	−
Net loss	(1,286)	(850)
Preferred stock dividends:
Related party	(13)	−
Other	(4)	−
Net loss attributable to common stockholders	$(1,303)	$(850)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	130,670	129,057

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2009
Unaudited
(In thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Shares Amount	Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2008	856	$856	130,374	$1,304	$95,174	$(94,569)	$13	$2,778

Cumulative effect of change in accounting principle on January 1, 2009 – Reclassification of equity linked financial instrument to derivative liability					(3,510)	2,157		(1,353)
Stock based employee compensation					26			26
Conversion of preferred shares	(86)	(86)	612	6	80			−
Comprehensive loss:
Net loss						(1,286)		(1,286)
Foreign currency translation adjustment							18	18
Total comprehensive loss								(1,268)
Preferred share dividends	17	17			(17)			−
Balances as of March 31, 2008	787	787	130,986	$1,310	$91,753	$(93,698)	$31	$183

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,286)	$(850)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	280	208
Amortization of debt discount and deferred financing costs	207	134
Stock-based employee compensation	26	14
Loss on derivative liability	85	−
Changes in operating assets and liabilities:
Accounts receivable, net	447	136
Prepaid expenses and other current assets	(22)	20
Accounts payable	46	57
Accrued compensation	(4)	23
Other accrued liabilities	(53)	(58)
Deferred revenue	(146)	(208)
Net cash used for operating activities	(420)	(521)

Cash flows from investing activities: Acquisition of property and equipment	(2)	(1)
Capitalized software development costs	(167)	(264)
Net cash used for investing activities	(169)	(265)

Cash flows from financing activities:
Principal payments on short term debt	(15)	–
Net cash used for financing activities	(15)	–

Effect of exchange rate changes on cash and cash equivalents	(8)	(3)

Net decrease in cash and cash equivalents	(612)	(789)
Cash and cash equivalents at beginning of period	929	1,144
Cash and cash equivalents at end of period	$317	$355

Supplementary disclosure of cash flow information
Interest paid	$79		$66
Dividends on preferred shares	$14	$	−

Schedule of non-cash transactions
Conversion of preferred stock to common stock	$86	$	−
Issuance of long-term debt by payment of interest in kind	$72	$	−
Issuance of preferred shares by payment of dividends in kind	$17	$	−
Reclassification of equity linked instrument to derivative liability	$1,353	$	−

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

1.	Nature of business

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report for the year ended December 31, 2008.

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

The Company's core technologies are classified into two broad categories: "transaction and communication enabling technologies" and "natural input technologies". These technologies include multi-modal electronic signature, handwritten biometric signature verification, cryptography (Sign-it, iSign, and SignatureOne) and multilingual handwriting recognition software (Jot).  The Company reports results in one segment.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at March 31, 2009, the Company’s accumulated deficit was approximately $93,700. At March 31, 2009, the Company had a working capital deficit of $227, including cash and cash equivalents of $317.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded losses through the sale of debt and equity securities.

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

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

Recent Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The Company believes that adoption of FSP 107-1 will not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluation the instrument’s contingent exercise and settlement provisions.  See Note 6 for the impact of the adoption of EITF 07-5 on our financial position and statement of operations .

2.         Accounts receivable and revenue concentration

Two customers accounted for 63% of net accounts receivable at of March 31, 2009.  Allstate Insurance Company accounted for 42% and eCom Asia Pacific, Ltd. accounted for 21%.  Four customers accounted for 82% of accounts receivable at December 31, 2008.  Allstate Insurance Company accounted for 37%, SHI Inc. accounted for 18%, Travelers Indemnity Company accounted for 15% and eCom Asia Pacific, Ltd accounted for 12%.

For the three months ended March 31, 2009, two customers accounted for 37% of total revenues.  Prudential accounted for 14% and Wells Fargo Bank accounted for 23%. Three customers accounted for 67% of total revenues for the three months ended March 31, 2008.  Access Systems Americas, Inc. accounted for 30%, Wells Fargo Bank accounted for 19%, and The World Financial Group accounted for 18%.

3.	Patents

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” ("SFAS 144"). The Company follows the guidance of SFAS 144 in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment of its assets has occurred. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in the Company’s Annual Report on Form 10-K.

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2008.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three months ended March 31, 2009, and therefore concluded that no impairment in the carrying values of the patents existed at March 31, 2009.

Amortization of patent costs was $95 for each of the three month periods ended March 31, 2009 and 2008.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

4.	Short-term debt

Short-term debt as of March 31, 2009 consists of a principal balance of $50, net of a remaining debt discount of $2. The note agreement, originally entered into in 2004, was modified in October 2007. The modification extended the maturity of the note through October 2009 and terminated the conversion feature of the note. In addition, the note holder received warrants to purchase two shares per one dollar of principal outstanding (234 warrants exercisable at $0.29 per share, the 20 day volume weighted average price of the Company’s Common Stock ending on October 25, 2007.

In November 2006, the Company borrowed $600, of which $450 was borrowed from Michael Engmann and the remaining $150 from an unrelated third party.  The notes were due in May 2008, incurred interest at 15% and included warrants to purchase 3,111 shares of Common Stock (exercisable for three years commencing June 2007 with an exercise price of $0.51 per share). The Company ascribed a fair value of $336 to warrants, which was recorded as a debt discount in the balance sheet. The fair value ascribed to the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.68%; expected life of 3 years; expected volatility of 54%; and expected dividend yield of 0%.

In June 2008, the $600 principal balance and unpaid interest thereon related to the November 2006 debt financing was exchanged and refinanced pursuant to the Credit Agreement (see Note 5).

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

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

4.	Short-term debt (continued)

In June 2008, outstanding principal balances of $995 plus accrued and unpaid interest of $45 relating to the 2007 financing arrangements were cancelled in exchange for 1,040 shares of Series A Cumulative Convertible Preferred Stock.  The shares of Series A Cumulative Convertible Preferred Stock were then subsequently exchanged for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Shares”) (see Note 5). The remaining $125 of outstanding principal and unpaid interest thereon related to the 2007 financings were repaid in September 2008.

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

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

5.	Long-term debt (continued)

In connection with the closing of the Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008, (See Note 8).

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

At March 31, 2009 the Company, pursuant to the terms of the Credit Agreement, exercised its option to make the first quarter interest payment on the Loans in kind. The Company issued new notes in the amount of $72 and issued additional warrants to acquire 512 shares of Common Stock exercisable at $0.14 per share.  The Company ascribed the fair value of $35 to the warrants, which is recorded as a discount to “Long-term debt” in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.15%; expected life of 3 years; expected volatility of 182%; and expected dividend yield of 0%.

Interest expense associated with the Company’s short and long-term debt for the three months ended March 31, 2009 and 2008 was $280 and $203, respectively, of which $266 and $135 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the three months ended March 31, 2009 and 2008 was $207 and $136, respectively, of which $197 and $91 was related party expense.

6.       Derivative liability

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company adopted EITF 07-5 effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the preferred stock  require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion price. The fair value of the embedded conversion feature at January 1, 2009 and March 31, 2009 was insignificant. The warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF. The result was a decrease in paid in capital as of January 1, 2009, of $3,510, a decrease in accumulated deficit of $2,157, and the recognition of a liability of $1,353. The liability was then adjusted to fair value as of March 31, 2009, resulting in an increase in the liability and other expense of $85 for the quarter ended March 31, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2009	January 1, 2009
Expected term	.5 to 2.25 years	.75 to 2.5 years
Volatility	167.7% - 198.2%	141.9% - 171.7%
Risk-free interest rate	1.15%	1.14%
Dividend yield	0%	0%

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

6.       Derivative liability (continued)

Fair value measurements:

Assets and liabilities measured at fair value as of March 31, 2009, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$ 1,438	$ −	$ 1,438	$ −

The fair value framework requires a categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no financial assets or liabilities measured at fair value, with the exception of cash and the above mentioned derivative liability as of March 31, 2009 and December 31, 2008.

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

For the three months ended March 31, 2009, 7,133 and 41,131 shares of common stock subject to outstanding options and warrants, respectively, and 5,621 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.  For the three months ended March 31, 2008, 5,900 shares of common stock subject to outstanding options, and 15,149 warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

8.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and also granted options to employees, directors and consultants pursuant to individual plans.

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

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

8.	Equity (continued)

forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates for the three months ended March 31, 2009 and 2008 was approximately 58% based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the three month periods ending March 31, 2009 and 2008.

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

Three Months Ended
	March 31, 2009	March 31, 2008
Risk free interest rate	3.32% – 5.11%	3.32% – 5.11%
Expected life (years)	3.21 – 6.88	3.21 – 6.83
Expected volatility	80.96% – 104.57%	80.96% – 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) for the three months ended March 31, 2009 and 2008. There were no stock options granted during the three month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009	March 31, 2008
Research and development	$4	$1
Sales and marketing	8	12
General and administrative	14	1
Stock-based compensation expense included in operating expenses	$26	$14

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

8.	Equity (continued)

    A summary of option activity under the Company’s plans during the three month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31, 2009					March 31, 2008
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	7,608	$0.48				6,036	$0.58
Granted	−					−
Exercised	−					−
Forfeited or expired	(475)	$0.79				(134)	$0.35
Outstanding at March 31	7,133	$0.47	4.33	$	−	5,902	$0.59	4.35	$	−
Vested and expected to vest at March 31	7,133	$0.47	4.33	$	−	5,902	$0.59	4.35	$	−
Exercisable at March 31	5,841	$0.53	3.93	$	−	5,381	$0.62	4.20	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2009 and 2008:

	March 31, 2009
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.12 – $0.50	4,054	5.0		$0.25	2,762		$0.28
0.51 – 1.00	2,991	3.5		$0.72	2,991		$0.72
1.01 – 2.00	73	2.9		$1.66	73		$1..66
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	1.2		$3.56	15		$3.56
	7,133	4.3		$0.47	5,841		$0.53

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

8.	Equity (continued)

	March 31, 2008
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.12 – $0.50	2,379	4.9		$0.32	1,859		$0.34
0.51 – 1.00	3,341	4.1		$0.73	3,341		$0.73
1.01 – 2.00	167	1.8		$1.32	167		$1.32
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	2.2		$3.56	15		$3.56
	5,902	4.4		$0.59	5,382		$0.62

A summary of the status of the Company’s non-vested shares as of March 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,565	$0.16
Granted	−	$0.00
Forfeited	(125)	$0.25
Vested	(148)	$0.16
Nonvested	1,292	$0.16

As of March 31, 2009, there was $75 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2 years.

Preferred Shares

In connection with the closing of the June 2008 Financing Transaction (see Note 5, Long-term debt), the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock (the “Preferred Shares”).  The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the “Preferred Shares” are converted in their entirety, the Company would issue 7,429 shares of common stock. The shares of Preferred Stock are convertible any time after June 30, 2008. The preferred stock transaction resulted in a beneficial conversion feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to common stockholders for the quarter ended June 30, 2008. The Company has accrued dividends on the preferred shares of $44.  As of March 31, 2009, $27 of accrued dividends have been paid in cash.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)
Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

8.	Equity (continued)

During the three months ended March 31, 2009, 86 preferred shares were converted into 612 shares of the Company’s common stock.  At March 31, 2009 there are 787 preferred shares outstanding, that if converted, the Company would issue 5,621 shares of the Company’s common stock. The Company paid the first quarter dividend due on the preferred shares by issuing an additional 17 preferred shares which are convertible into 119 shares of common stock, included in the total above.

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
(In thousands, except share and per share amounts)
FORM 10-Q
Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2008.

Overview

The Company is a leading supplier of electronic signature solutions for business process automation serving primarily the financial services industry and is the acknowledged leader in biometric signature verification technology. Its products enable companies to achieve secure paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2008, net losses aggregated approximately $12,800 and at December 31, 2008, the Company's accumulated deficit was approximately $94,600. At March 31, 2009, its accumulated deficit was approximately $93,700.

Total revenue of $246 for the quarter ended March 31, 2009 decreased $184 or 43%, compared to revenues of $430 in the corresponding quarter of the prior year. The Company believes the first quarter revenue reflects primarily the freeze in IT spending resulting from the meltdown in the financial market which delayed orders, even beyond the historical delays consistent with companies entering a new year and new budget period, because of the heightened senior management oversights, reviews, and prioritization processes implemented. The discontinuity in first quarter revenue necessitates the need for a cash investment to bridge the company to cash flow positive operations. The Company is currently in financing discussions and strongly believes that it will raise the required funds by the end of May 2009. The Company still anticipates that 2009 revenue will exceed 2008. Fourth quarter of 2008 revenue was up 17% over the third quarter of 2008, revenue for the last half of 2008 was up 25% over the last half of 2007 and based on sales related activity, the Company anticipates delayed orders and deployments will resume in the second quarter and beyond.

The insurance industry is focusing on its eBusiness strategies not only to reduce transaction costs but to forge closer relationships with their customers and agents. According to the September 2008 Forrester Research report “North American Insurance IT Spending in 2008,” 49% of US insurance companies surveyed indicated that increasing or expanding their online presence and eCommerce capabilities was a critical or high priority for them. This shift to eBusiness is a fundamental change for the industry, since insurance is all about producing documents, whether the paper that document is “printed” on is real or virtual. Technologies like electronic signature figure prominently in successful eBusiness strategies, since they accelerate the quote to revenue process while fostering better customer experiences. Based upon prior large scale deployments at AEGON/World Financial Group, AGLA, Prudential, State Farm, and two recent wins with Travelers and Allstate in the last half of 2008, together with pending orders from other insurance carriers, the Company believes CIC is emerging as the leading and preferred supplier of electronic signature solutions for property/casualty and life insurance applications.

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

The net loss for the three months ended March 31, 2009 was $1,286, compared with a net loss of $850 in the prior year period.  Cost of sales increased 10% or $19 while operating expenses increased approximately 8%, or $69, for the three months ended March 31, 2009, compared to the prior year period.  The increase in cost of sales was due to additional capitalized software development amortization from projects completed since March of the prior year. The increase in Operating expenses is primarily due to less capitalization of software developments costs during the three months ended March 31, 2009 compared to the prior year.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Critical Accounting Policies and Estimates

Derivatives.

The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

Results of Operations

Revenues

Product revenues decreased 71%, or $173, for the three month period ended March 31, 2009 to $69, compared to revenues of $242 in the prior year period.  The decrease in revenue is primarily due to the relative size of orders in the first quarter, and a decrease in royalty revenues from the Company’s natural input/Jot product.  Maintenance revenue decreased 6%, or $11, for the three-month period ended March 31, 2009 to $177, compared to revenues of $188 in the prior year period.  This decrease is primarily due to the decline in natural input/Jot royalty revenues experienced during this most recent quarter (and overall during the last six months), which has offset maintenance renewals from existing eSignature customers.

Cost of Sales

Cost of sales increased $19, or 10%, to $219, for the three month period ended March 31, 2009, compared to $200 in the prior year period. The increase in cost of sales was due to additional capitalized software development amortization from projects completed since March of the prior year.  Cost of sales is expected to increase near term as previously capitalized software development costs begin to be amortized once new products and enhancements are completed and released.

Operating expenses

Research and Development Expenses

Research and development expenses increased approximately 111%, or $59, for the three month period ended March 31, 2009, compared to the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $59 increase was the decline in software development costs capitalized during the three months ended March 31, 2009, as compared to the prior year period.  Total expenses, before capitalization of software development costs and other allocations, was $449 for the three months ended March 31, 2009, compared to $399 in the prior year. The $50, or 12% increase, was primarily due to the addition of a senior level engineer compared to the prior year. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain at current levels in the near term.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Sales and Marketing Expenses

Sales and marketing expenses decreased 4%, or $15, for the three months ended March 31, 2009, compared to the prior year period. The decrease was attributable to decreases in personnel and associated expenses, including stock based compensation, and travel. The Company increased sales personnel late in the first quarter of 2009.  Offsetting the above mentioned reductions, engineering sales support costs increased $71, compared to the prior year period, due to an increase in requests for information and product demonstrations from potential customers.

General and Administrative Expenses

General and administrative expenses decreased 1%, or $5, for the three months ended March 31, 2009, compared to the prior year period. The decrease was primarily due to reductions in general corporate expenses. These decreases were offset by increase in stock option compensation. The Company anticipates that general and administrative expense will remain relatively consistent with the amounts incurred in the prior year in the near term.

Interest income and other income, net

Interest income and other income, net was $1 for the three months ended March 31, 2009, compared to $3 in the first quarter of 2008.  The decrease is due to the lower cash balance during the current period compared to the prior year period.

Interest expense

Interest expense, related party increased $25 to $69 for the three months ended March 31, 2009, compared to $44 in the prior year period. The increase was due to the financing in June 2008. Interest expense-other for the three months ended March 31, 2009 decreased $19, to $4, compared to $23 in the prior year period.  The decrease was primarily due to the conversion in June 2008 of non-related party debt into preferred shares.  See Notes 4 and 5 in the Condensed Consolidated Financial Statements of this report on Form 10-Q.

Amortization of loan discount and deferred financing expense-related party increased $106, or 116%, to $197 for the three months ended March 31, 2008, compared to $91 in the prior year period.  The increase was primarily due to amortization of the additional warrant costs and financing expenses associated with the new debt issued mentioned above.

Amortization of loan discount and deferred financing-other, which includes warrant and deferred financing costs associated with the Company’s debt acquired prior to June 2008 decreased 78%, or $35, for the three months ended March 31, 2009 compared to $45 in the prior year period. The decrease was primarily due to the conversion in June 2008 of non related party debt into preferred shares.

The Company expects to amortize an additional $773 of warrant cost related to the note and warrant purchase agreements entered into in June 2008 to interest expense through October 2010.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Liquidity and Capital Resources

At March 31, 2009, cash and cash equivalents totaled $317 compared to cash and cash equivalents of $929 at December 31, 2008. The decrease in cash was primarily due to cash used by operations of $420, cash used in investing activities of $169, including $167 in capitalization of software development costs, $2 in the acquisition of property and equipment, and $15 used in financing activities to repay a portion of short-term debt. Total current assets were $665 at March 31, 2009, compared to $1,709 at December 31, 2008. As of March 31, 2009, the Company's principal sources of funds included its cash and cash equivalents aggregating $317.

Accounts receivable net decreased $447 for the three months ended March 31, 2009, compared to the December 31, 2008 balance, due primarily to the decrease in sales and billed but unpaid maintenance contracts that are off set against deferred revenue compared to the fourth quarter of 2008. The billed but unpaid maintenance amounts off set against the deferred revenue amount to $239.  This amount was collected in April 2009.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter to quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $22 for the three months ended March 31, 2009, compared to December 31, 2008, due primarily to increases in prepaid insurance and annual fees on maintenance and support costs added to prepaids over the three months ended March 31, 2009.

Accounts payable increased $46 for the three months ended March 31, 2009, compared to December 31, 2008, due primarily to an increase in professional service fees.  Accrued compensation decreased $4 during the three months ended March 31, 2009, compared to the December 31, 2008 balance.  The balance may fluctuate in the future due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $892 at March 31, 2009, compared to $1,100 at December 31, 2008. Deferred revenue, totaling $198 at March 31, 2009, compared to $343 at December 31, 2008, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

At March 31, 2009 the Company, pursuant to the terms of the Credit Agreement,  exercised its option to make the first quarter interest payment on the loans in kind. The Company issued new notes in the amount of $72 and issued additional warrants to purchase 512,000 shares of the Company’s common stock exercisable at $0.14 per share.  The Company ascribed the fair value of $35 to the warrants, which is recorded as a discount to “Long-term debt” in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.15%; expected life of 3 years; expected volatility of 182%; and expected dividend yield of 0%.  In addition, the Company paid the first quarter dividend due on the preferred shares by issuing an additional 17,000 preferred shares which are convertible into 119,000 shares of common stock.

Interest expense associated with the Company’s debt for the three months ended March 31, 2009 and 2008 was $280 and $203, respectively, of which $266 and $135 was related party and $14 and $68 was related to other creditors. Amortization of debt discount included in interest expense for the three months ended March 31, 2009 and 2008 was $207 and $136, respectively, of which $197 and $91 was related party expense and $10 and $45 was related to the other creditors.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

The Company has the following material commitments as of March 31, 2009:

	Payments due by period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter
Short-term debt (1)	$50	$50	$–	$–	$–	$–	$–
Long-term debt related party (2)	3,710	–	3,710	–	–	–	–
Operating lease commitments (3)	726	206	280	240	–	–	–
Total contractual cash obligations	$4,486	$256	$3,990	$240	$–	$–	$–

1.	Short-term debt reported on the balance sheet is net of approximately $2 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

2.	Long-term debt reported on the balance sheet is net of approximately $773 in discounts representing the fair value of warrants issued to the debt holders.

3.
The operating lease commenced on November 1, 2002. The lease was renegotiated in December 2005 and extended for an additional 60 months. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

The Company has experienced recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on its business, results of operations and ability to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently in financing discussions and strongly believes that it will raise the required funds by the end of May 2009. If the Company is unable to obtain additional financing when needed, it may be required to materially change its operations, which could adversely affect our results from operations and stockholder value.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2009.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2009 and 2008, foreign currency translation gains and losses were insignificant.

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

Item 4. Controls and Procedures.

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

Part II-Other Information

Item 1.                      Legal Proceedings.

None.

Item 1A.                      Risk Factors

Not applicable.

Item 2.                      Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

(a)          Exhibits.

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

3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008.
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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 14, 2009	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)