Form 10-Q
period 2009-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2009-08-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      June 30, 2009

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

Number of shares outstanding of the issuer's Common Stock, as of August 14, 2009: 131,378,589.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30	December 31
	2009	2008
Assets	Unaudited
Current assets:
Cash and cash equivalents	$706	$929
Accounts receivable, net of allowances of $104 and $104 at June 30, 2009 and December 31, 2008, respectively	245	700
Prepaid expenses and other current assets	84	80

Total current assets	1,035	1,709
Property and equipment, net	34	48
Patents	2,960	3,149
Capitalized software development costs	1,507	1,406
Deferred financing costs (Note 5)	329	301
Other assets	29	30

Total assets	$5,894	$6,643

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt – net of discount of $1 at June 30, 2009 and $5 at December 31, 2008	$34	$60
Accounts payable	186	92
Accrued compensation	293	369
Other accrued liabilities	152	236
Deferred revenue	295	343

Total current liabilities	960	1,100

Long-term debt – net of discount of $3,011 and $873 at June 30, 2009 and December 31, 2008, including related party debt of $4,744 and $2,644 net of discount of $2,921 and $834 at June 30, 2009 and December 31, 2008, respectively	1,880	2,765
Derivative liability	4,865	−
Total liabilities	7,705	3,865
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 10,000 shares authorized; 742 shares outstanding at June 30, 2009 and 856 at December 31, 2008	742	856
Common stock, $.01 par value; 275,000 shares authorized; 131,379 and 130,374 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,314	1,304
Additional paid-in capital	92,697	95,174
Accumulated deficit	(96,574)	(94,569)
Accumulated other comprehensive income	10	13

Total stockholders' equity	(1,811)	2,778

Total liabilities and stockholders' equity (deficit)	$5,894	$6,643

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Product	$211	$218	$280	$460
Maintenance	193	189	370	377
Total Revenues	404	407	650	837

Operating costs and expenses:

Cost of sales:
Product	183	157	353	327
Maintenance	48	43	97	73
Research and development	14	43	126	96
Sales and marketing	322	355	697	715
General and administrative	497	552	959	1,019
Total operating costs and expenses	1,064	1,150	2,232	2,230

Loss from operations	(660)	(743)	(1,582)	(1,393)

Interest and other income (expense), net	−	2	1	5
Interest expense:
Related party	(78)	(48)	(147)	(92)
Other	(4)	(18)	(8)	(41)
Amortization of loan discount and deferred financing:
Related party	(312)	(217)	(510)	(308)
Other	(12)	(63)	(20)	(108)
Loss on extinguishment of long term debt	(829)	−	(829)	−
Loss on derivative liability	(966)	−	(1,035)	−
Net loss	(2,861)	(1,087)	(4,130)	(1,937)
Accretion of beneficial conversion feature, Preferred shares:
Related party	−	(273)	−	(273)
Other	−	(98)	−	(98)
Preferred stock dividends:
Related party	(11)	(4)	(24)	(4)
Other	(4)	(2)	(8)	(2)

Net loss attributable to commonstockholders	$(2,876)	$(1,464)	$(4,162)	$(2,314)
Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding, basic and diluted	131,346	129,057	131,010	129,057

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Six Months Ended June 30, 2009
Unaudited
(In thousands, except share amounts)

	Preferred Shares Outstanding	Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2008	856	$856	130,374	$1,304	$95,174	$(94,569)	$13	$2,778

Cumulative effect of change in accounting principle on January 1, 2009 – Reclassification of equity linked financial instrument to derivative liability					(3,510)	2,157		(1,353)
Stock based employee compensation					54			54
Conversion of preferred shares	(146)	(146)	1,005	10	136			−
Cancellation of warrants recorded as derivative liability					875			875
Comprehensive loss:
Net loss						(4,162)		(4,162)
Foreign currency translation adjustment							(3)	(3)
Total comprehensive loss								(4,165)
Preferred share dividends	32	32			(32)			−
Balances as of June 30, 2009	742	742	131,379	$1,314	$92,697	$(96,574)	$10	$(1,811)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,130)	$(1,937)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	551	438
Amortization of debt discount and deferred financing costs	534	416
Loss on extinguishment of long-term debt	829
Stock-based employee compensation	54	40
Loss on derivative liability	1,035	−
Changes in operating assets and liabilities:
Accounts receivable, net	455	208
Prepaid expenses and other assets	(3)	51
Accounts payable	94	(11)
Accrued compensation	(76)	(67)
Other accrued liabilities	38	138
Deferred revenue	(48)	(47)
Net cash used for operating activities	(667)	(771)

Cash flows from investing activities: Acquisition of property and equipment	(2)	(7)
Capitalized software development costs	(447)	(492)
Net cash used for investing activities	(449)	(499)

Cash flows from financing activities:
Deferred financing costs	(174)	(452)
Proceeds from issuance of short-term debt	−	125
Proceeds from issuance of long-term debt	1,100	3,000
Principal payments on short term debt	(30)	(125)
Net cash provided by financing activities	896	2,548

Effect of exchange rate changes on cash and cash equivalents	(3)	(35)

Net (decrease) increase in cash and cash equivalents	(223)	1,243
Cash and cash equivalents at beginning of period	929	1,144
Cash and cash equivalents at end of period	$706	$2,387

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

Supplementary disclosure of cash flow information
Interest paid	$	−		$95

Non-cash financing and investing transactions
Short-term notes and accrued interest exchanged for convertible preferred stock	$	−		$1,040
Dividends on preferred shares		$32		$6
Short-term notes and accrued interest exchanged for long-term notes	$	−		$638
Accretion of beneficial conversion feature and warrants	$	−		$371
Conversion of preferred stock to common stock		$146	$	−
Issuance of long-term debt for payment of interest in kind		$154	$	−
Reclassification of equity linked instrument to derivative liability		$1,353	$	−
Debt discount and related liability recorded in connection with long-term debt		$3,178	$	−
Warrants issued for interest recorded as derivative liability		$74	$	−

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at June 30, 2009, the Company’s accumulated deficit was approximately $96,600. At June 30, 2009, the Company had working capital of $75, including cash and cash equivalents of $706.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded losses through the sale of debt and equity securities.

In May 2009 and June 2008, the Company raised additional funds through debt and equity financings and also converted short-term notes payable to equity (see notes 4 and 5).  There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

1	Nature of business

adverse effect on the Company's business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires that the Company apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s stock, including evaluation the instrument’s contingent exercise and settlement provisions.  See Note 6 for the impact of the adoption of EITF 07-5 on our balance sheet and statement of operations.

2.         Accounts receivable and revenue concentration

Two customers accounted for 80% of net accounts receivable as of June 30, 2009. American Family Insurance accounted for 53% and eCom Asia Pacific accounted for 27%.  Four customers accounted for 82% of accounts receivable at December 31, 2008.  Allstate Insurance Company accounted for 37%, SHI Inc. accounted for 18%, Travelers Indemnity Company accounted for 15% and eCom Asia Pacific, Ltd accounted for 12%.

Two customers in the aggregate accounted for 57% of total revenues for the three months ended June 30, 2009: American Family Insurance (43%) and Wells Fargo Bank NA (14%). Three customers in the aggregate accounted for 49% of total revenues for the three months ended June 30, 2008: Fiserv (12%), Wells Fargo Bank, NA (13%), and Travelers Insurance Company (24%).

Two customers in the aggregate accounted for 44% of total revenues for the six months ended June 30, 2009: American Family Insurance (27%) and Wells Fargo Bank NA (17%). Three customers in the aggregate accounted for 50% of total revenue for the six months ended June 30, 2008: Travelers Insurance Company (11%), Wells Fargo Bank, NA (20%) and Access Systems Americas, Inc. (19%).

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

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2008.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the six months ended June 30, 2009, and therefore concluded that no impairment in the carrying values of the patents existed at June 30, 2009.

Amortization of patent costs was $94 and $189 for the three and six month periods ended June 30, 2009 and $95 and $190 in the corresponding periods of the prior year.

4.	Short-term debt

Short-term debt as of June 30, 2009 consists of a principal balance of $35, net of a remaining debt discount of $1. The note agreement, originally entered into in 2004, was modified in October 2007. The modification extended the maturity of the note through October 2009 and terminated the conversion feature of the note. In addition, the note holder received warrants to purchase two shares per one dollar of principal outstanding (234 warrants exercisable at $0.29 per share, the 20 day volume weighted average price of the Company’s Common Stock ending on October 25, 2007).

5.         Long-term debt

On May 28, 2009, the Company entered into a financing transaction (“New Financing Transaction”) under which the Company raised capital through the issuance of new secured indebtedness and modified the terms of the June 2008 credit agreement (“Credit Agreement”).  Certain parties (Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and certain entities related to Mr. Engmann) to the New Financing Transaction had a pre-existing relationship with the Company.  In the New Financing Transaction, the Company received an aggregate of $1,100, which is due on December 31, 2010, accrues interest at 8% per annum, and which, at the option of the Company, may be paid in cash or in kind.  In conjunction with the New Financing Transaction, the Company issued warrants to the lenders to purchase an aggregate of 18,333 shares of common stock (exercisable through June 30, 2012 at $0.06 per share).  Additionally, the Company issued a warrant to SG Phoenix LLC, an affiliate of Phoenix, to purchase 3,948 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) and a warrant to purchase 250 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) to an unrelated third party in connection with administrative services provided to the Company.

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709).  In addition, warrants to purchase 26,495 shares of common stock included in the June 2008

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

5.         Long-term debt (continued)

transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued.  The note and warrants have identical terms to the terms outlined in the New Financing Transaction above The Company recorded a loss on debt extinguishment in the amount of $829 related to the cancellation of the notes, and recorded an increase to additional paid in capital in the amount of $875 related to the cancellation of warrants that had been recorded as a derivative liability.

The Company ascribed the fair value of $3,178 to the new warrants, excluding the warrants issued for administrative services, which is recorded as a discount to Long-term debt in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.64%; expected term of 3 years; expected volatility of 137%; and expected dividend yield of 0%.  The Company may use the proceeds from the New Financing Transaction to pay the Company’s indebtedness and accrued interest on that indebtedness, for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses in connection with the New Financing Transaction, which were $347, including $173 attributable to the warrants issued for the administrative services.  The fees and expenses are recorded as deferred financing costs and are to be amortized over the life of the loan.

In connection with the New Financing Transaction, the Registration Rights Agreement from the previous financing transaction was amended to provide the lenders certain rights to demand registration of shares issuable upon exercise of the new warrants.

At June 30, 2009, the Company exercised its option to make the second quarter interest payment in kind.  The Company issued new notes in the amount of $82 and additional warrants to purchase 1,366 shares of common stock with the same terms as those issued in the New Financing Transaction.

Interest expense associated with the Company’s debt for the three months ended June 30, 2009 and 2008 was $406 and $346, respectively.  Included in interest expense for the three months ended June 30, 2009 and 2008 was $324 and $280, respectively, of amortization of the debt discount and deferred financing costs.  Interest expense for the six months ended June 30, 2009 and 2008 was $685 and $549, respectively.  Included in interest expense for the six months ended June 30, 2009 and 2008 was $530 and $416, respectively, of amortization of the debt discount and deferred financing costs.

6.       Derivative liability

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company adopted EITF 07-5 effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the preferred stock  require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion price. The fair value of the embedded conversion feature at January 1, 2009 and June 30, 2009 was insignificant. The warrants were retroactively reclassified as liabilities upon the effective date of EITF 07-5 as required by the EITF. The result was a decrease in paid in capital as of January 1, 2009, of $3,510, a decrease in accumulative deficit of $2,157, and the recognition of a liability of $1,353. The liability, including additional liabilities related to the New Financing Transaction, was further adjusted to fair value as of June 30, 2009, resulting in an increase in

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

6.       Derivative liability (continued)

the liability and other expense of $1,035 for the six months ended June 30, 2009 and $966 for the three months ended June 30, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	June 30, 2009	January 1, 2009
Expected term	.25 to 3.00 years	.75 to 2.5 years
Volatility	137.4% - 199.0%	141.9% - 171.7%
Risk-free interest rate	1.64%	1.14%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of June 30, 2009, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$ 4,865	$ −	$ −	$ 4,865

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and the above mentioned derivative liability as of June 30, 2009 and December 31, 2008.

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

For the three and six month periods ended June 30, 2009, 8,913 and 100,867 shares of common stock issuable upon the exercise of outstanding options and warrants, respectively, and 5,296 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

7.	Net (loss) per share (continued)

For the three and six month periods ended June 30, 2008, 6,002 and 41,131 shares of common stock issuable upon the exercise of outstanding options and warrants, respectively, and 7,429 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

8.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and also granted options to employees, directors and consultants pursuant to individual plans.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the three and six months ended June 30, 2009 was approximately 19%, and for the comparable three and six months in 2008 was approximately 27%, based on historical data.

SFAS No. 123(R) requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the three and six month periods ending June 30, 2009 and 2008.

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

	Three and Six Months Ended June 30, 2009	Three and Six Months Ended June 30, 2008
Risk free interest rate	1.45% – 5.11%	3.32% - 5.11%
Expected life (years)	3.21 – 6.88	3.21 – 6.86
Expected volatility	80.96% – 131.35%	80.96% – 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under SFAS 123(R) for the three and six months ended June 30, 2009 and 2008. The Company granted 1,200 stock options during the three and six months ended June 30, 2009 and no stock options were exercised. There were 100 stock options granted during the three and six months ended June 30, 2008 and no options were exercised.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

8.	Equity (continued)

	Three Months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Research and development	$11	$1	$15	$2
Sales and marketing	5	8	13	20
General and administrative	12	1	26	2
Director options	−	15	−	16
Stock-based compensation expense	$28	$25	$54	$40

A summary of option activity under the Company’s plans as of June 30, 2009 and 2008 is as follows:

	As of June 30,
	2009					2008
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	7,608	$0.48				6,036	$0.59
Granted	1,200	$0.10				100	$0.20
Exercised	−					−
Forfeited or expired	(595)	$0.77				(134)	$0.25
Outstanding at June 30	8,213	$0.42	4.53	$	−	6,002	$0.58	4.16	$	−
Vested and expected to vest at June 30	8,213	$0.42	4.53	$	−	6,002	$0.58	4.16	$	−
Exercisable at June 30	5,616	$0.54	3.74	$	−	5,550	$0.61	4.04	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2009 and 2008:

	As of June 30, 2009
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.10 – $0.50	5,184	5.3		$0.21	2,588		$0.28
0.51 – 1.00	2,941	3.3		$0.72	2,940		$0.72
1.01 – 2.00	73	2.7		$1.66	73		$1.66
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	1.0		$3.56	15		$3.56
	8,213	4.5		$0.42	5,616		$0.54

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

8.	Equity (continued)

	As of June 30, 2008
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.14 – $0.50	2,479	4.80		$0.32	2,027		$0.33
0.51 – 1.00	3,341	3.84		$0.73	3,341		$0.73
1.01 – 2.00	167	1.62		$1.32	167		$1.32
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	1.97		$3.56	15		$3.56
	6,002	4.16		$.58	5,550	$

A summary of the status of the Company’s non-vested shares as of June 30, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,565		$0.16
Granted	1,200		$0.00
Forfeited	(168)		$0.77
Vested	−	$	−
Nonvested	2,597		$0.13

As of June 30, 2009, there was $115 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.8 years.

Preferred Shares

In connection with the closing of the June 2008 Financing Transaction (see Note 5, Long-term debt), the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock (the “Preferred Shares”), As of June 30, 2009, there are 742 Preferred Shares outstanding.  The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the outstanding “Preferred Shares” are converted in their entirety, the Company would issue 5,300 shares of common stock. The shares of Preferred Stock are convertible any time after June 30, 2008. The preferred stock transaction resulted in a beneficial conversion feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to common stockholders for the quarter ended June 30, 2008. The Company has accrued dividends on the preferred shares of $58.  As of June 30, 2009, $27 of accrued dividends had been paid in cash.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
(In thousands, except share and per share amounts)

8.	Equity (continued)

During the six months ended June 30, 2009, 146 Preferred Shares were converted into 1,005 shares of the Company’s common stock.  The Company paid the first and second quarter dividends due on the Preferred Shares by issuing an additional 32 Preferred Shares which are convertible into 229 shares of common stock, included in the total below.  At June 30, 2009 there are 742 preferred shares outstanding, that if converted, the Company would issue 5,296 shares of the Company’s common stock.

9.	Subsequent events

The Company evaluated events through August 14, 2009 for consideration as a subsequent event to be included in its June 30, 2009 financial statements, issued August 14, 2009.

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000,000 shares of Common Stock of the Company for issuance thereunder. The Board has granted 896,992 options pursuant to the plan.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2008, net losses aggregated approximately $12,800 and at December 31, 2008, the Company's accumulated deficit was approximately $94,600. At June 30, 2009, its accumulated deficit was approximately $96,600.

Total revenue of $650 for the six months ended June 30, 2009 decreased $187 or 22%, compared to revenues of $837 in the corresponding six months of the prior year. The Company believes that revenues in the first half  reflects primarily the freeze in IT spending resulting from the meltdown in the financial market which delayed orders, even beyond the historical delays consistent with companies entering a new year and new budget period, because of the heightened senior management oversights, reviews, and prioritization processes implemented. The Company still anticipates that 2009 revenue will exceed 2008. Fourth quarter of 2008 revenue was up 17% over the third quarter of 2008, revenue for the last half of 2008 was up 25% over the last half of 2007 and based on sales related activity, the Company anticipates delayed orders and deployments will resume in 2009.

Total revenues for the three months ended June 30, 2009 were $404,000 compared to revenues of $407,000 in the corresponding prior year period. Orders for the three month period ended June 30, 2009, however, were $930,000, $526,000 higher than revenue recognizable for that period and 75%  of such orders are expected to be recognized as revenue by year end.  Revenues were primarily attributable to American Family Insurance, American General Life & Accident, Charles Schwab, Misys healthcare, Prudential Insurance, Snap-On Credit and Wells Fargo Bank.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

With the significant increase in second quarter orders it appears that the momentum we experienced in the last half of last year will resume and continue into the last half of this year.  Despite the first quarter financial services IT spending freeze we experienced, and the resultant negative effect on our first quarter revenue, we believe that cash is freeing up for orders that fund mission critical projects.  Last month we announced that American Family Insurance, a Fortune 500 firm, chose CIC to fulfill its automation needs. We believe this win evidences the product differentiation of our Signature One Ceremony Server and also the successful track record that our Ceremony Server deployments have established including the two prior successive wins with Travelers and Allstate deployed in the third and fourth quarter last year.  We have not received any significant input from customers or prospects suggesting that the adverse conditions have resulted in cancellation of the mission critical projects for this year. Rather, they have been delayed. There is increasing awareness in the financial industry that our technology is the answer to the heightened challenges they are facing and, recognition of the need and desire to purchase sooner rather than later in order to gain the benefits of deployment this year. So, we believe the purchase priority necessary to generate sufficient orders to achieve last half profitability exists. However, realization of that possibility depends on the speed and magnitude of the spending recovery.

The net loss for the six months ended June 30, 2009 was $4,162, compared with a net loss of $2,314 in the prior year period.  The increase in net loss for the six months ended June 30, 2009 was primarily the result of expensing the remaining unamortized debt discount and deferred financing cost as a loss on debt extinguishment, aggregating $829, associated with the cancelled notes and warrants which were replaced with new notes and warrants in the New Financing Transaction (see Note 5 to the Condensed Consolidated Financial Statements) and the loss on derivative liability of $1,035. Cost of sales increased 13% or $50 while operating expenses decreased approximately 3%, or $48, for the six months ended June 30, 2009, compared to the prior year period.  The increase in cost of sales was due to additional amortization of capitalized software development from projects completed since June of the prior year, pertaining to direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems. The decrease in Operating expenses is primarily due to reduced spending during the six months ended June 30, 2009 compared to the prior year.

Critical Accounting Policies and Estimates

Derivatives.

The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument” in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Results of Operations

Revenues

Product revenues for the three-month period ended June 30, 2009 decreased 3%, or $7, to $211, compared to revenues of $218 in the prior year period.  The decrease in revenue is primarily due to a decrease in royalties from the Company’s natural input/jot product.  Maintenance revenue increased 2%, or $4, for the three-month period ended June 30, 2009 to $193, compared to revenues of $189 in the prior year period.  This increase is primarily due to maintenance renewals from existing eSignature customers.

Product revenues for the six-month period ended June 30, 2009 decreased 39%, or $180, to $280, compared to revenues of $460 in the prior year period.  The decrease in revenue is primarily due to a 97%, or $161 decrease in royalties from the Company’s natural input/jot product to $5, compared to $166 in the prior year period. Royalty from the Company’ natural input products is expected to remain at the lower volume due to changes in OEM product and operating system offerings which do not include the Company’s natural input/jot product.  Maintenance revenue decreased 2%, or $7, for the six-month period ended June 30, 2009 to $370, compared to revenues of $377 in the prior year period.  This decrease is primarily due to the decline in natural input/jot maintenance.

Cost of Sales

Cost of sales increased $31, or 16%, to $231, for the three-month period ended June 30, 2009, compared to $200 in the prior year period. The increase in cost of sales was due to additional capitalized software development amortization from projects completed since June of the prior year pertaining to direct engineering costs related to  meeting customer specific requirements associated with integration of our standard products into customer systems.  For the six month period ended June 30, 2009, cost of sales increased $50, or 13% to $450, compared to $400 in the prior year period.  The increase was due to the same factors as described for the three-month period.  Cost of sales is expected to increase near term as previously capitalized software development costs begin to be amortized once new products and enhancements are completed and released.

Operating expenses

Research and Development Expenses

Research and development expenses decreased approximately 67%, or $29, for the three-month period ended June 30, 2009, compared to the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $29 decrease was the higher levels of software development costs capitalized during the three months ended June 30, 2009, as compared to the prior year period.  For the six-month period ended June 30, 2009 engineering expenses increased 31%, or $30 to $126, compared to $96 in the prior year period. The increase was primarily due to a lower capitalization of software development costs over the six-month period, compared to the prior year. Total expenses, before capitalization of software development costs and other allocations for the three and six months ended June 30, 2009 was $417 and 867 compared to $394 and $794 in the prior year. The increases in the three and six-month periods were primarily due to the addition of a senior-level engineer compared to the prior year. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain at current levels in the near term.

Sales and Marketing Expenses

Sales and marketing expenses decreased 9%, or $33, for the three months ended June 30, 2009, compared to the prior year period. The decrease was primarily attributable to lower expenditures on marketing programs. Offsetting the above mentioned reductions, engineering sales support costs increased $37, compared to the prior year period, due to an increase in requests for information and product demonstrations from potential customers.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

For the six months ended June 30, 2009, sales and marketing expense decreased 3%, or $18, to $697 compared to $715 in the prior year period.  The decrease is due in part to the reasons discussed above.  In addition salary and related expenses decreased 19% due to the reduction of two sales persons during the period.

General and Administrative Expenses

General and administrative expenses decreased 10%, or $55, for the three months ended June 30, 2009, compared to the prior year period. For the six month period ended June 30, 2009, general and administrative expenses decreased 6%, or $60, to $959 compared to $1,019 in the prior year. The decrease was primarily due to reductions in general corporate expenses. These decreases were offset by an increase in stock option compensation. The Company anticipates that general and administrative expense will remain relatively consistent with the amounts incurred in the prior year in the near term.

Interest income and other income, net

Interest income and other income, net was $0 and $1 for the three and six months ended June 30, 2009, compared to $2 and $5 in the prior year.  The decrease is due to the lower cash balance and lower interest rates during the current period compared to the prior year period.

Interest expense

Interest expense, related party increased 63%, or $30, to $78 for the three months ended June 30, 2009, compared to $48 in the prior year period. The increase was primarily due to the financing in June 2008. Interest expense-other for the three months ended June 30, 2009 decreased $14, to $4, compared to $18 in the prior year period.  The decrease was primarily due to the conversion in June 2008 of non-related party debt into Preferred Shares.  See Notes 5 and 8 in the Condensed Consolidated Financial Statements of this report on Form 10-Q.

Interest expense, related party increased 60%, or $55, to $147 for the six months ended June 30, 2009, compared to $92 in the prior year period. The increase was primarily due to the financing in June 2008. Interest expense-other for the six months ended June 30, 2009 decreased $33, to $8, compared to $41 in the prior year period.  The decrease was due to the same factors discussed for the three month periods above.

Amortization of loan discount and deferred financing expense-related party increased $95, or 44%, to $312 for the three months ended June 30, 2009, compared to $217 in the prior year period.  The increase was primarily due to the New Financing Transaction. For the six months ended June 30, 2009 deferred financing expense-related party increased $202, or 66%, to $510 compared to $308 in the prior year period. The increase was primarily due to the same factors discussed above.

For the three and six months ended June 30, 2009, the Company expensed the remaining unamortized debt discount and deferred financing costs, aggregating $829, as the result of the debt extinguishment associated with the cancelled notes and warrants which were replaced with new notes and warrants as a condition of the New Financing Transaction.

The Company expects to amortize an additional $3,011 of debt discount related to the New Financing Transaction to interest expense through December 2010.

Liquidity and Capital Resources

At June 30, 2009, cash and cash equivalents totaled $706 compared to cash and cash equivalents of $929 at December 31, 2008. The decrease in cash was primarily due to cash used by operations of $564, cash used in investing activities of $439, including $437 in capitalization of software development costs, and $2 in the acquisition of property and equipment.  The cash used by operations and investing activities were offset by $799 provided by financing activities, net of $30 used to repay a portion of short-term debt. Total current assets were $1,035 at June 30, 2009, compared to $1,709 at December 31, 2008. As of June 30, 2009, the Company's principal sources of funds included its cash and cash equivalents aggregating $706.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Accounts receivable net decreased $455 for the six months ended June 30, 2009, compared to the December 31, 2008 balance, due primarily to the decrease in sales and billed but unpaid maintenance contracts that are off set against deferred revenue compared to the fourth quarter of 2008. The billed but unpaid maintenance amounts off set against the deferred revenue amount to $377.  These amounts are expected to be collected in the third quarter.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter-to-quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $4 for the six months ended June 30, 2009, compared to December 31, 2008, due primarily to increases in prepaid insurance and annual fees on maintenance and support costs added to prepaid expenses over the six months ended June 30, 2009.

Accounts payable increased $94 for the six months ended June 30, 2009, compared to December 31, 2008, due primarily to an increase in professional service fees.  Accrued compensation decreased $76 during the six months ended June 30, 2009, compared to the December 31, 2008 balance.  The balance may fluctuate in the future due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $960 at June 30, 2009, compared to $1,100 at December 31, 2008. Deferred revenue, totaling $295 at June, 2009, compared to $343 at December 31, 2008, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

On May 28, 2009, the Company entered into a financing transaction (“New Financing Transaction”) under which the Company raised capital through the issuance of new secured indebtedness and modified the terms of the June 2008 credit agreement (“Credit Agreement”).  Certain parties (Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and certain entities related to Mr. Engmann) to the New Financing Transaction had a pre-existing relationship with the Company.  In the New Financing Transaction, the Company received an aggregate of $1,100, which is due on December 31, 2010, accrues interest at 8% per annum, and which, at the option of the Company, may be paid in cash or in kind.  In conjunction with the New Financing Transaction, the Company issued warrants to the lenders to purchase an aggregate of 18,333 shares of common stock (exercisable through June 30, 2012 at $0.06 per share).  Additionally, the Company issued a warrant to SG Phoenix LLC, an affiliate of Phoenix, to purchase 3,948 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) and a warrant to purchase 250 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) to an unrelated third party in connection with administrative services provided to the Company.

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709).  In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued.  The note and warrants have identical terms to the terms outlined in the New Financing Transaction above The Company recorded a loss on debt extinguishment in the amount of $829 related to the cancellation of the notes, and recorded an increase to additional paid in capital in the amount of $875 related to the cancellation of warrants that had been recorded as a derivative liability.

The Company ascribed the fair value of $3,178 to the new warrants, excluding the warrants issued for administrative services, which is recorded as a discount to Long-term debt in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.64%; expected term of 3 years; expected volatility of 137%; and expected dividend yield of

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

0%.  The Company may use the proceeds from the New Financing Transaction to pay the Company’s indebtedness and accrued interest on that indebtedness, for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses in connection with the New Financing Transaction, which were $347, including $173 attributable to the warrants issued for the administrative services.  The fees and expenses are recorded as deferred financing costs and are to be amortized over the life of the loan.

In connection with the New Financing Transaction, the Registration Rights Agreement from the previous financing transaction was amended to provide the lenders certain rights to demand registration of shares issuable upon exercise of the new warrants.

At June 30, 2009, the Company exercised its option to make the second quarter interest payment in kind.  The Company issued new notes in the amount of $82 and additional warrants to purchase 1,366 shares of common stock with the same terms as those issued in the New Financing Transaction.

Interest expense associated with the Company’s debt for the three months ended June 30, 2009 and 2008 was $406 and $346, respectively.  Included in interest expense for the three months ended June 30, 2009 and 2008 was $324 and $280, respectively, of amortization of the debt discount and deferred financing costs.  Interest expense for the six months ended June 30, 2009 and 2008 was $685 and $549, respectively.  Included in interest expense for the six months ended June 30, 2009 and 2008 was $530 and $416, respectively, of amortization of the debt discount and deferred financing costs.

The Company has the following material commitments as of June 30, 2009:

	Payments due by period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter
Short-term debt (1)	$35	$35	$–	$–	$–	$–	$–
Long-term debt related party (2)	4,891	–	4,891	–	–	–	–
Operating lease commitments (3)	660	140	280	240	–	–	–
Total contractual cash obligations	$5,586	$175	$5,171	$240	$–	$–	$–

1.	Short-term debt reported on the balance sheet is net of approximately $1 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

2.	Long-term debt reported on the balance sheet is net of approximately $3,011 in discounts representing the fair value of warrants issued to the debt holders.

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
(In thousands, except share and per share amounts)
FORM 10-Q

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended June 30, 2009.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended June 30, 2009 and 2008, foreign currency translation gains and losses were insignificant.

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
(In thousands, except share and per share amounts)
FORM 10-Q

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 30, 2009. The number of shares of common stock with voting rights and preferred shares on-as-if converted basis as of the record date represented at the meeting either in person or by proxy was 125,546,842 shares, or 92% of the eligible outstanding Common Stock and outstanding Series A-1 Cumulative Convertible Preferred Stock (voting on-as-if converted basis). Two proposals were voted upon by the stockholders.  The proposals and the voting results are as follows:

Proposal 1

The five persons listed below received the most votes in favor of election at the annual meeting and, accordingly were elected as directors to serve until the next Annual Meeting or until his successor is elected or appointed.

Name	For
Guido DiGregorio	115,278,788
Garry Meyer	113,693,099
Louis P. Panetta	115,687,473
Chien Bor (C. B.) Sung	118,183,584
David E. Welch	114,080,464

Proposal 2

The voting on the proposal to amend the Company’s amended and restated certificate of incorporation to increase the number of common shares available for issuance from 255,000 to 275,000 was as follows:

	FOR	Against	Abstain
Shares voted	110,260,531	14,877,156	409,155
Percent of voted	87.8%	11.9%	0.3%
Percent of total	80.7%	10.9%	0.3%

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)          Exhibits.

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

3.11
Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008., incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.

3.12
Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009..

*3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009.
*4.24	Form of Secured Promissory Note.
*4.25	Form of Additional Secured Promissory Note.
*4.26	Form of Common Stock Purchas Warrant.
*4.27	Form of Additional Common Stock Purchase Warrant.
*10.46	Amendment No. 1 to the Credit Agreement dated May 28, 2009.
*10.47	Amendment No. 1 to the Registration Rights Agreement dated May 28, 2009.
*10.48	Side Letter Regarding Salary Reduction Plan for Executive Officers dated May 28, 2009.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 14, 2009	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)