Form 10-Q
period 2009-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2009-10-28
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      September 30, 2009

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

Number of shares outstanding of the issuer's Common Stock, as of October 28, 2009: 131,751,574.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
 (In thousands)

	September, 30	December, 31
	2009	2008
Assets	Unaudited
Current assets:
Cash and cash equivalents	$631	$929
Accounts receivable, net of allowances of $117 and $104 at September 30, 2009 and December 31, 2008, respectively	654	700
Prepaid expenses and other current assets	82	80

Total current assets	1,367	1,709
Property and equipment, net	31	48
Patents	2,865	3,149
Capitalized software development costs	1,543	1,406
Deferred financing costs	274	301
Other assets	29	30

Total assets	$6,109	$6,643

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term debt – net of discount of $0 at September 30, 2009 and $5 at December 31, 2008	$20	$60
Accounts payable	202	92
Accrued compensation	361	369
Other accrued liabilities	165	236
Deferred revenue	706	343

Total current liabilities	1,454	1,100

Long-term debt – net of discount of $2,666 and $873 at September 30, 2009 and December 31, 2008, including related party debt of $4,823 and $2,644 net of discount of $2,576 and $834 at September 30, 2009 and December 31, 2008, respectively	2,325	2,765
Derivative liability	6,501	−
Total liabilities	10,280	3,865
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 10,000 shares authorized; 756 shares outstanding at September 30, 2009 and 856 at December 31, 2008	756	856
Common stock, $.01 par value; 275,000 shares authorized; 131,379 and 130,374 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,314	1,304
Additional paid-in capital	92,840	95,174
Accumulated deficit	(99,090)	(94,569)
Accumulated other comprehensive income	9	13

Total stockholders' equity (deficit)	(4,171)	2,778

Total liabilities and stockholders' equity (deficit)	$6,109	$6,643

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Product	$688	$546	$968	$1,006
Maintenance	189	175	559	552
Total Revenues	877	721	1,527	1,558

Operating costs and expenses:

Cost of sales:
Product	186	216	539	543
Maintenance	44	47	141	120
Research and development	60	73	186	169
Sales and marketing	407	337	1,104	1,052
General and administrative	545	535	1,504	1,554
Total operating costs and expenses	1,242	1,208	3,474	3,438

Loss from operations	(365)	(487)	(1,947)	(1,880)

Interest and other income (expense), net	1	40	2	45
Interest expense:
Related party	(96)	(55)	(243)	(147)
Other	(4)	(26)	(12)	(67)
Amortization of loan discount and deferred financing:
Related party	(549)	(204)	(1,062)	(512)
Other	(19)	(23)	(36)	(131)
Loss on extinguishment of long term debt	−	−	(829)	−
Loss on derivative liability	(1,529)	−	(2,505)	−
Net loss	(2,561)	(755)	(6,632)	(2,692)
Accretion of beneficial conversion feature, Preferred shares:
Related party	−	−	−	(273)
Other	−	−	−	(98)
Preferred stock dividends:
Related party	(10)	(16)	(34)	(20)
Other	(4)	(5)	(12)	(7)

Net loss attributable to commonstockholders	$(2,575)	$(776)	$(6,678)	$(3,090)
Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Weighted average common shares outstanding, basic and diluted	131,379	129,057	131,134	129,057

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Nine Months Ended September 30, 2009
Unaudited
(In thousands)

	Preferred Shares Outstanding	Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2008	856	$856	130,374	$1,304	$95,174	$(94,569)	$13	$2,778

Cumulative effect of change in accounting principle on January 1, 2009 – Reclassification of equity linked financial instrument to derivative liability					(3,510)	2,157		(1,353)
Stock based employee compensation					211			211
Conversion of preferred shares	(146)	(146)	1,005	10	136			−
Cancellation of warrants recorded as derivative liability					875			875
Comprehensive loss:
Net loss						(6,678)		(6,678)
Foreign currency translation adjustment							(4)	(4)
Total comprehensive loss								(6,682)
Preferred share dividends	46	46			(46)			−
Balances as of September 30, 2009	756	756	131,379	$1,314	$92,840	$(99,090)	$9	$(4,171)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,678)	$(2,692)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	822	673
Amortization of debt discount and deferred financing costs	1,098	643
Loss on extinguishment of long-term debt	829
Stock-based employee compensation	211	128
Loss on derivative liability	2,505	−
Changes in operating assets and liabilities:
Accounts receivable, net	46	(129)
Prepaid expenses and other assets	(2)	(6)
Accounts payable	110	29
Accrued compensation	(8)	(26)
Other accrued liabilities	150	(1)
Deferred revenue	363	(165)
Net cash used for operating activities	(554)	(1,546)

Cash flows from investing activities: Acquisition of property and equipment	(3)	(14)
Capitalized software development costs	(654)	(659)
Net cash used for investing activities	(657)	(673)

Cash flows from financing activities:
Deferred financing costs	(174)	(452)
Proceeds from issuance of short-term debt	−	125
Proceeds from issuance of long-term debt	1,100	3,000
Principal payments on short term debt	(45)	(250)
Principal payments on long term debt	−	(37)
Net cash provided by financing activities	881	2,386

Effect of exchange rate changes on cash and cash equivalents	32	(35)

Net (decrease) increase in cash and cash equivalents	(298)	132
Cash and cash equivalents at beginning of period	929	1,144
Cash and cash equivalents at end of period	$631	$1,276

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Nine Months Ended September 30,
Supplementary disclosure of cash flow information	2009		2008
Interest paid	$	−		$130

Non-cash financing and investing transactions
Short-term notes and accrued interest exchanged for convertible preferred stock	$	−		$1,040
Dividends on preferred shares		$46		$21
Short-term notes and accrued interest exchanged for long-term notes	$	−		$638
Accretion of beneficial conversion feature and warrants	$	−		$371
Conversion of preferred stock to common stock		$146	$	−
Issuance of long-term debt for payment of interest in kind		$254	$	−
Reclassification of equity linked instrument to derivative liability		$1,353	$	−
Debt discount and related liability recorded in connection with long-term debt		$3 , 347	$	−
Warrants issued for interest recorded as derivative liability		$205	$	−

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at September 30, 2009, the Company’s accumulated deficit was approximately $99,090. At September 30, 2009, the Company had a working capital deficit of $87, including cash and cash equivalents of $631.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded losses through the sale of debt and equity securities.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt and long-term debt approximate fair value due to their relatively short maturities.

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. The change in references to the new Codification did not have an impact on our consolidated financial position or results of operations.

On January 1, 2009, the Company adopted the guidance of the Derivatives and Hedging topic, ASC 815-40-15,  in the Codification, which requires that the Company apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s stock, including evaluation of the instrument’s contingent exercise and settlement provisions.  See Note 6 for the impact of the adoption of ASC 815-40-15 on our balance sheet and statement of operations.

2.         Accounts receivable and revenue concentration

Two customers accounted for 91% of net accounts receivable as of September 30, 2009. eCom Asia Pacific accounted for 13% and Wells Fargo Bank NA accounted for 78%.  Four customers accounted for 82% of accounts receivable at December 31, 2008.  Allstate Insurance Company accounted for 37%, SHI Inc. accounted for 18%, Travelers Indemnity Company accounted for 15% and eCom Asia Pacific, Ltd accounted for 12%.

One customer, Wells Fargo Bank NA, accounted for 75% of total revenues for the three months ended September 30, 2009.  Two customers in the aggregate accounted for 60% of total revenues for the three months ended September 30, 2008: Altria Client Services (21%) and Travelers Insurance Company (39%).

Two customers in the aggregate accounted for 64% of total revenues for the nine months ended September 30, 2009: American Family Insurance (14%) and Wells Fargo Bank NA (50%). Three customers in the aggregate accounted for 45% of total revenue for the nine months ended September 30, 2008: Altria Client Services (10%), Access Systems Americas, Inc. (11%) and Travelers Insurance Company (24%).

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

3.	Patents

The Company performs intangible asset impairment analyses at least annually. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in the Company’s Annual Report on Form 10-K.

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2008.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the nine months ended September 30, 2009, and therefore concluded that no impairment in the carrying values of the patents existed at September 30, 2009.

Amortization of patent costs was $95 and $284 for the three and nine month periods ended September 30, 2009 and $95 and $284 in the corresponding periods of the prior year.

4.	Short-term debt

Short-term debt as of September 30, 2009 consists of a principal balance of $20, net of a remaining debt discount. The note agreement, originally entered into in 2004, was modified in October 2007. The modification extended the maturity of the note through October 2009 and terminated the conversion feature of the note. In addition, the note holder received warrants to purchase two shares per one dollar of principal outstanding (234 warrants exercisable at $0.29 per share, the 20 day volume weighted average price of the Company’s Common Stock ending on October 25, 2007).

5.         Long-term debt

On May 28, 2009, the Company entered into a financing transaction (“New Financing Transaction”) under which the Company raised capital through the issuance of new secured indebtedness and modified the terms of the June 2008 credit agreement (“Credit Agreement”).  Certain parties Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and certain entities related to Mr. Engmann) to the New Financing Transaction had a pre-existing relationship with the Company.  In the New Financing Transaction, the Company received an aggregate of $1,100, which is due on December 31, 2010, which accrues interest at 8% per annum, and which, at the option of the Company, may be paid in cash or in kind.  In conjunction with the New Financing Transaction, the Company issued warrants to the lenders to purchase an aggregate of 18,333 shares of common stock (exercisable through June 30, 2012 at $0.06 per share).  Additionally, the Company issued a warrant to SG Phoenix LLC, an affiliate of Phoenix, to purchase 3,948 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) and a warrant to purchase 250 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) to an unrelated third party in connection with administrative services provided to the Company.

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709).  In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued.  The note and warrants have identical terms to the terms outlined in the New Financing Transaction above.

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

The Company exercised its option and made the second and third quarter interest payment in kind.  The Company issued new notes in the amount of $82 and $99, respectively, and issued additional warrants to purchase 1,366 and 1,643 shares, respectively, of common stock with the same terms as those issued in the New Financing Transaction. The Company ascribed the fair value of $69 and $112, respectively, to the additional warrants, of which $69 and $100, respectively is recorded as a discount to long-term debt in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.64% and 1.45%; expected term of 3 years; expected volatility of 137% and 142%; and expected dividend yield of 0%.

Interest expense associated with the Company’s debt for the three months ended September 30, 2009 and 2008 was $668 and $308, respectively.  Included in interest expense for the three months ended September 30, 2009 and 2008 was $568 and $227, respectively, of amortization of the debt discount and deferred financing costs.  Interest expense for the nine months ended September 30, 2009 and 2008 was $1,353 and $857, respectively.  Included in interest expense for the nine months ended September 30, 2009 and 2008 was $1,098 and $643, respectively, of amortization of the debt discount and deferred financing costs.

6.       Derivative liability
The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company adopted ASC 815-40-15  effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the preferred stock  require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion price. The fair value of the embedded conversion feature at January 1, 2009 and September 30, 2009 was insignificant. The warrants were retroactively reclassified as liabilities, the result was a decrease in paid in capital as of January 1, 2009, of $3,510, a decrease in accumulative deficit

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

6.  Derivative liability (continued)

of $2,157, and the recognition of a liability of $1,353. The liability, including additional liabilities related to the New Financing Transaction, was further adjusted to fair value as of September 30, 2009, resulting in an increase in the liability and other expense of $2,505 for the nine months ended September 30, 2009 and $1,529 for the three months ended September 30, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	September 30, 2009	January 1, 2009
Expected term	.08 to 3.00 years	.75 to 2.5 years
Volatility	142.4% - 209.0%	141.9% - 171.7%
Risk-free interest rate	1.45%	1.14%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of September 30, 2009, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$6,501	$ −	$ −	$6,501

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability as of September 30, 2009 and December 31, 2008.

Changes in the fair market value of the level 3 derivative liability for the nine month period ended September 30, 2009 are as follows:

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

6.       Derivative liability (continued)

Derivative Liability
Balance at January 1, 2009	$1,353
Extinguishment of derivative related to long term debt	(875)
Additional liabilities recorded related to long-term debt, including paid in kind interest	3,518
Loss on derivative liability	2,505

Balance at September 30, 2009	$6,501

7.	Net (loss) per share

The Company calculates net loss per share under the provisions of the Codification Topic ASC 260-10-55, Earnings Per Share. ASC 260-10-55 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the three and nine month periods ended September 30, 2009, 9,694 and 102,511 shares of common stock issuable upon the exercise of outstanding options and warrants, respectively, and 5,400 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

For the three and nine month periods ended September 30, 2008, 7,616 and 41,131 shares of common stock issuable upon the exercise of outstanding options and warrants, respectively, and 7,429 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

8.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and also granted options to employees, directors and consultants pursuant to individual plans.

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000,000 shares of Common Stock of the Company for issuance thereunder. The Board has granted 1,897,922 options pursuant to the plan.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model.  Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the three and nine months ended September 30, 2009 was approximately 19%, and for the comparable three and nine months in 2008 was approximately 27%, based on historical data.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

8.	Equity (continued)

ASC 718-10-50 requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the three and nine month periods ending September 30, 2009 and 2008.

Valuation and Expense Information:

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

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Risk free interest rate	1.45% – 5.11%	3.32% - 5.11%
Expected life (years)	3.21 – 6.88	3.21 – 6.86
Expected volatility	80.96% – 131.35%	80.96% – 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine months ended September 30, 2009 and 2008. The Company granted 1,898 and 3,098 stock options during the three and nine months ended September 30, 2009, respectively, and no stock options were exercised. There were 1,775 stock options granted during the three and nine months ended September 30, 2008 and no options were exercised.

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Research and development	$28	$25	$43	$27
Sales and marketing	44	7	57	27
General and administrative	65	57	91	59
Director options	20	−	20	16
Stock-based compensation expense	$157	$89	$211	$129

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

8.	Equity (continued)

A summary of option activity under the Company’s plans as of September 30, 2009 and 2008 is as follows:

	As of September 30,
	2009					2008
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	7,608	$0.48				6,036	$0.59
Granted	3,098	$0.09			$127	1,875	$0.15
Exercised	−					−
Forfeited or expired	(1,012)	$0.43				(295)	$0.55
Outstanding at September 30	9,694	$0.36	4.06	$	−	7,616	$0.48	4.2	$	−
Vested and expected to vest at September 30	9,694	$0.36	4.06	$	−	7,616	$0.48	4.2	$	−
Exercisable at September 30	7,745	$0.42	3.50	$	−	5,929	$0.57	4.63	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of September 30, 2009 and 2008:

	As of September 30, 2009
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	6,665	4.6		$0.17	4,717		$0.19
0.51 – 1.00	2,941	3.0		$0.72	2,940		$0.72
1.01 – 2.00	73	2.5		$1.66	73		$1.66
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	0.7		$3.56	15		$3.56
	9,694	4.1		$0.42	7,745		$0.42

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

8.	Equity (continued)

	As of September 30, 2008
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.14 – $0.50	4,187	5.4		$0.25	2,500		$0.30
0.51 – 1.00	3,341	3.6		$0.73	3,341		$0.73
1.01 – 2.00	73	3.5		$1.66	73		$1.66
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	1.7		$3.56	15		$3.56
	7,616	4.60		$.48	5,929		$0.57

A summary of the status of the Company’s non-vested shares as of September 30, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,565	$0.16
Granted	3,098	$0.07
Forfeited	(1,012)	$0.09
Vested	(1,702)	$0.08
Nonvested	1,949	$0.22

As of September 30, 2009, there was $104 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.5 years.

Preferred Shares

In connection with the closing of the June 2008 Financing Transaction (see Note 5, Long-term debt), the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A-1 Cumulative Convertible Preferred Stock (the “Preferred Shares”), As of September 30, 2009, there are 756 Preferred Shares outstanding.  The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the outstanding “Preferred Shares” are converted in their entirety, the Company would issue 5,400 shares of common stock. The shares of Preferred Stock are convertible any time after June 30, 2008. The preferred stock transaction resulted in a beneficial conversion feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to common stockholders for the quarter ended June 30, 2008. The Company has accrued dividends on the preferred shares of $73.  As of September 30, 2009, $27 of accrued dividends had been paid in cash.

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

8.	Equity (continued)

 During the nine months ended September 30, 2009, 146 Preferred Shares were converted into 1,005 shares of the Company’s common stock.  The Company paid the first, second and third quarter dividends due on the Preferred Shares by issuing an additional 46  Preferred Shares which are convertible into 329 shares of common stock, included in the total below.  At September 30, 2009 there are 756 preferred shares outstanding, that if converted, the Company would issue 5,400 shares of the Company’s common stock.

9.	Subsequent events

The Company evaluated events through October 28, 2009 for consideration as a subsequent event to be included in its September 30, 2009 financial statements, issued October 29, 2009.

On October 9, 2009, a related party exercised 300,000 warrants issued under the May 2009 Financing, and a former employee exercised 72,985 stock options.  The Company issued a total 372,985 shares of common stock for the aforementioned transactions and received approximately $24 in cash.

On October 22 and 23, a former employee exercised an aggregate of 8,340 stock options.  The Company issued a total 8,340 shares of common stock for the aforementioned transaction and received approximately $1 in cash.

On October 27, 2009, a related party executed a cashless exercise for 60,978,223 warrants issued under the May 2009 Financing.  The Company will issue 43,130,939 shares, net, of its Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2008, net losses aggregated approximately $12,800 and at December 31, 2008, the Company's accumulated deficit was approximately $94,600. At September 30, 2009, its accumulated deficit was approximately $99,090.

Total revenues were was $1,527 for the nine months ended September 30, 2009 compared to revenue of $1,558 in the corresponding nine months of the prior year.  First quarter revenue of $246, reflected primarily the freeze in IT spending resulting from the meltdown in the financial market.  Second quarter revenue increased to $404, with orders of $930, $526 higher than revenue recognizable for that period. Revenues were primarily attributable to American Family Insurance, American General Life & Accident, Charles Schwab, Misys Healthcare, Prudential Insurance, Snap-On Credit and Wells Fargo Bank. Total revenues for the three months ended September 30, 2009 were $877, more than double second quarter 2009 revenue of $404, and up 22% compared to the corresponding prior year quarter of $721. Orders received during the three months period ended September 30, 2009 were $1.7 million, up 31 % over orders received of $1.3 million for the third quarter 2008.  Revenues were primarily attributable to Wells Fargo, Prudential and Snap-On-Credit.   Based on third quarter orders, together with current sales related activity, the Company projects fourth quarter cash flow positive operations, and anticipates that 2009 revenues will exceed 2008 with the potential for continued and sustained cash flow positive operation.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

Based on the significant order related to a top-three US bank deployment and three recent successive wins with top tier insurance companies; Travelers, Allstate and American Family, the Company believes this suggests  evidence that in both insurance and banking applications, when leading financial industry firms engage in a thorough competitive analysis, including product differentiation, legal/compliance competence, overall support, on-time delivery and proven installed base reliability, CIC has emerged as the preferred supplier.

The Company further believes that its organizational, product and expense structure positions CIC to deliver and support high quality successful deployments while being capable of achieving sustained cash flow positive operations on relatively low levels of revenue.  CIC has, as a strategy, focused for years on developing a “lean and agile” team with exceptional core competence capable of establishing long standing strategic partner relationships that allow CIC to rapidly access the product development and/or deployment capabilities required to address virtually any business requirement.

The operating loss for the three months ended September 30, 2009, before interest expense and amortization of the loan discount and deferred financing cost, was $365 compared to $487 in the prior year, a decrease of 25%.  The decrease in the loss from operations is due to the increased revenues for the comparable three month periods.  The Company’s net loss for the three month period ended September 30, 2009 was $2,575 compared to a net loss of $776, for the corresponding prior year period.  Non-operating expense for the three months ended September 30, 2009 was $2,210, an increase of $1,921, compared to $289 for the corresponding prior year period. This increase is primarily attributable to non-cash loan amortization and deferred financing cost associated with the warrants issued in May 2009, and a $1,529 loss related to the derivative liability due to an increase in the market price of the Company’s common shares from June 30, 2009 through September 30, 2009.

The operating loss for the nine months ended September 30, 2009, before interest expense and amortization of the loan discount, and deferred financing cost, was $1,947 compared to $1,880 in the prior year.  The increase in the loss from operations is due primarily to the $31 decrease in revenues and an increase in operating expense for the comparable nine month periods. The net loss for the nine months ended September 30, 2009 was $6,678, compared with a net loss of $3,090 in the prior year period.  The increase in the net loss is due primarily to the factors stated above for the three month period ended September 30, 2009 and a $829 charge to expense of the remaining unamortized non-cash loan amortization and deferred financing cost associated with the cancellation of the June 2008 notes and warrants, in exchange for the new debt and associated warrants issued in May 2009 and a $2,505 loss related to the derivative liability due to an increase in the market price of the Company’s common shares from January 1, 2009 to September 30, 2009. (see Note 5 and 6 to the Condensed Consolidated Financial Statements). Cost of sales increased 3% or $17 and operating expenses increased approximately $19, for the nine months ended September 30, 2009, compared to the prior year period.  The increase in cost of sales was due to additional amortization of capitalized software development from projects completed since September of the prior year, pertaining to direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems. The increase in operating expenses is primarily due to employee stock compensation expense during the nine months ended September 30, 2009 compared to the prior year.

The Company achieved cash flow positive operations for the third quarter ended September 30, 2009 and projects cash flow positive operations for the fourth quarter and for the six month period ending December 31, 2009.

Critical Accounting Policies and Estimates

Derivatives.

The Company follows the provisions of ASC 815-10, Derivatives and Hedging, along with related interpretations ASC 815-15, Embedded Derivatives and ASC 815-40, Contracts in Entity’s Own Equity. ASC 815 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

        Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes the Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

Results of Operations

Revenue

Product revenue for the three-month period ended September 30, 2009 increased 26%, or $142, to $688, compared to revenues of $546 in the prior year period.  The increase in revenue is primarily due to a follow on sale of additional licenses to a top-three banking institution.  Maintenance revenue increased 8%, or $14, for the three-month period ended September 30, 2009 to $189, compared to revenues of $175 in the prior year period.  This increase is primarily due to maintenance renewals from existing eSignature customers.

Product revenue for the nine-month period ended September 30, 2009 decreased 4%, or $38, to $968, compared to revenue of $1,006 in the prior year period.  The decrease in revenue is primarily due to a 97%, or $277 decrease in royalties from the Company’s natural input/jot product to $7, compared to $285 in the prior year period. Royalty from the Company’s natural input products is expected to remain at the lower volume due to changes in OEM product and operating system offerings which do not include the Company’s natural input/jot product.  Maintenance revenue increased 1%, or $7, for the nine-month period ended September 30, 2009 to $559, compared to revenues of $552 in the prior year period.  This increase is primarily due to maintenance renewals from existing eSignature customers which was offset by the decline in natural input/jot maintenance.

Cost of Sales

Cost of sales decreased $33, or 13%, to $230, for the three-month period ended September 30, 2009, compared to $263 in the prior year period. The decrease in cost of sales was due to a reduction in direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems offset by additional capitalized software development amortization from projects completed since September of the prior year.  For the nine month period ended September 30, 2009, cost of sales increased $17, or 3% to $680, compared to $663 in the prior year period.  The increase was due to an increase in direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems and additional capitalized software development cost amortization. Cost of sales is expected to increase near term as previously capitalized software development costs begin to be amortized once new products and enhancements are completed and released.

Operating expenses

Research and Development Expenses

Research and development expenses decreased approximately 18%, or $13, for the three-month period ended September 30, 2009, compared to the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $13 decrease was the higher levels of software development costs capitalized during the three months ended September 30, 2009, as compared to the prior year period.  For the nine-month period ended September 30, 2009 research and development expenses increased 10%, or $17 to $186, compared to $169 in the prior year period. The increase was primarily due to a lower capitalization of software development costs over the nine-month

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

period, compared to the prior year. Total expenses, before capitalization of software development costs and other allocations for the three and nine months ended September 30, 2009 was $411 and $1,278 compared to $431 and $1,225 in the prior year. The decrease in the three-month period was primarily due to the elimination of a senior-level engineer in the third quarter of 2009, compared to the prior year. The increase for the nine month period was due to an additional senior level engineer position during the nine month period ended September 30, 2009. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

Sales and Marketing Expenses

Sales and marketing expenses increased 21%, or $70, for the three months ended September 30, 2009, compared to the prior year period. The increase was primarily attributable to increases in travel and related costs, engineering sales support costs and commissions brought about by the increase in sales. Offsetting the above mentioned increases were reductions in salaries compared to the prior year period.

For the nine months ended September 30, 2009, sales and marketing expense increased 5%, or $52, to $1,104, compared to $1,052 in the prior year period.  The increase is due in part to the reasons discussed above.  In addition salary and related expenses decreased 19% due to the reduction of two sales persons during the period.

General and Administrative Expenses

General and administrative expenses increased 2%, or $10, for the three months ended September 30, 2009, compared to the prior year period. For the nine-month period ended September 30, 2009, general and administrative expenses decreased 3%, or $50, to $1,504 compared to $1,554 in the prior year. The decrease was primarily due to reductions in salaries and general corporate expenses. These decreases were offset by an increase in stock based compensation. The Company anticipates that general and administrative expense will remain relatively consistent with the amounts incurred in the prior year in the near term.

Interest income and other income, net

Interest income and other income, net was $1 and $2 for the three and nine months ended September 30, 2009, compared to $40 and $45 in the prior year.  The decrease is due to an interest payment received in 2008 for delinquent accounts receivable from one customer.  There were no such receipts in 2009.

Interest expense

Interest expense, related party increased 75%, or $41, to $96 for the three months ended September 30, 2009, compared to $55 in the prior year period. The increase was primarily due to the New Financing Transaction. Interest expense-other for the three months ended September 30, 2009 decreased $22, to $4, compared to $26 in the prior year period.  The decrease was primarily due to the conversion in June 2008 of non-related party debt into Preferred Shares.  See Notes 5 and 8 in the Condensed Consolidated Financial Statements of this report on Form 10-Q.

Interest expense, related party increased 65%, or $96, to $243 for the nine months ended September 30, 2009, compared to $147 in the prior year period. The increase was primarily due to the New Financing Transaction. Interest expense-other for the nine months ended September 30, 2009 decreased $55, to $12, compared to $67 in the prior year period.  The decrease was due to the same factors discussed above for the three month period.

Amortization of loan discount and deferred financing expense-related party increased $345, or 169%, to $549 for the three months ended September 30, 2009, compared to $204 in the prior year period.  The increase was primarily due to the New Financing Transaction. For the nine months ended September 30, 2009, deferred financing expense-related party increased $550, or 108%, to $1,062 compared to $512 in the prior year period. The increase was primarily due to the same factors discussed above.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

For the nine months ended September 30, 2009, the Company expensed the remaining unamortized debt discount and deferred financing costs, aggregating $829, as the result of the debt extinguishment associated with the cancelled notes and warrants which were replaced with new notes and warrants as a condition of the New Financing Transaction in the second quarter of 2009.

The Company expects to amortize an additional $2,666 of debt discount related to the New Financing Transaction to interest expense through December 2010.

Liquidity and Capital Resources

At September 30, 2009, cash and cash equivalents totaled $631 compared to cash and cash equivalents of $929 at December 31, 2008. The decrease in cash was primarily due to cash used by operations of $554, cash used in investing activities of $657, including $654 in capitalization of software development costs, and $3 in the acquisition of property and equipment.  The cash used by operations and investing activities were offset by $881 provided by financing activities. Total current assets were $1,367 at September 30, 2009, compared to $1,709 at December 31, 2008. As of September 30, 2009, the Company's principal sources of funds included its cash and cash equivalents aggregating $631.

Accounts receivable net decreased $46 for the nine months ended September 30, 2009, compared to the December 31, 2008 balance, due primarily to the increase in collections of amounts receivable.  Billed but unpaid maintenance contracts that are offset against accounts receivable and deferred revenue were $745 at September 30, 2009, compared to $39 for the fourth quarter of 2008.  These amounts have been collected in the fourth quarter.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter-to-quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $2 for the nine months ended September 30, 2009, compared to December 31, 2008, due primarily to increases in prepaid insurance and annual fees on maintenance and support costs added to prepaid expenses over the nine months ended September 30, 2009.

Accounts payable increased $110 for the nine months ended September 30, 2009, compared to December 31, 2008, due primarily to an increase in professional service fees.  Accrued compensation decreased $8 during the nine months ended September 30, 2009, compared to the December 31, 2008 balance.  The balance may fluctuate in the future due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $1,454 at September 30, 2009, compared to $1,100 at December 31, 2008. Deferred revenue, totaling $706 at September, 2009, compared to $343 at December 31, 2008, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

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
(In thousands, except share and per share amounts)
FORM 10-Q

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709).  In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued.  The note and warrants have identical terms to the terms outlined in the New Financing Transaction above. The Company recorded a loss on debt extinguishment in the amount of $829 related to the cancellation of the notes, and recorded an increase to additional paid in capital in the amount of $875 related to the cancellation of warrants that had been recorded as a derivative liability.

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

The Company exercised its option and made the second and third quarter 2009 interest payment in kind.  The Company issued new notes in the amount of $82 and $99, respectively, and issued additional warrants to purchase 1,366 and 1,643 shares, respectively, of common stock with the same terms as those issued in the New Financing Transaction. The Company ascribed the fair value of $69 and $112, respectively to the new warrants of which $69 and $100, respectively, is recorded as a discount to Long-term debt in the balance sheet. The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.64% and 1.45%; expected term of 3 years; expected volatility of 137% and 142%; and expected dividend yield of 0%.

In connection with the New Financing Transaction, the Registration Rights Agreement from the previous financing transaction was amended to provide the lenders certain rights to demand registration of shares issuable upon exercise of the new warrants.

Interest expense associated with the Company’s debt for the three months ended September 30, 2009 and 2008 was $668 and $308, respectively.  Included in interest expense for the three months ended September 30, 2009 and 2008 was $568 and $227, respectively, of amortization of the debt discount and deferred financing costs. Interest expense for the nine months ended September 30, 2009 and 2008 was $1,353 and $857, respectively. Included in interest expense for the nine months ended September 30, 2009 and 2008 was $1,098 and $643, respectively, of amortization of the debt discount and deferred financing costs.

The Company has the following material commitments as of September 30, 2009:

	Payments due by period
Contractual obligations	Total	2009	2010	2011	2012	2013	Thereafter
Short-term debt (1)	$20	$20	$–	$–	$–	$–	$–
Long-term debt (2)	4,990	–	4,990	–	–	–	–
Operating lease commitments (3)	591	71	280	240	–	–	–
Total contractual cash obligations	$5,601	$91	$5,270	$240	$–	$–	$–

1.	Short-term debt reported on the balance sheet is net of the remaining discount representing the fair value of warrants issued in connection with the Company’s debt financings.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

2.	Long-term debt reported on the balance sheet is net of approximately $2,666 in discounts representing the fair value of warrants issued to the debt holders.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended September 30, 2009.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2009 and 2008, foreign currency translation gains and losses were insignificant.

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

None

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

3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
and Subsidiary
(In thousands, except share and per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

October 28, 2009	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)