Form 10-K
period 2009-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2010-03-31
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
Yes[   ]   No[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[   ]   No[X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the act (check one): Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes  [   ]  No  [ X ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2009 was approximately $2,421,481 based on the closing sale price of $0.10 on such date, as reported by the Over-the-Counter Bulletin Board. The number of shares of Common Stock outstanding as of the close of business on March 31, 2010 was 190,776,482.

COMMUNICATION INTELLIGENCE CORPORATION

___________

CIC's logo, Handwriter®, Jot®, iSign®, InkSnap®, InkTools®, SIGVIEW®, Sign-On®, Sign-it®, WordComplete®, INKshrINK®, SigCheck®, SignatureOne®, Ceremony® and The Power To Sign Online® are registered trademarks of the Company. KnowledgeMatch™ is a trademark of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

General

Communication Intelligence Corporation was incorporated in Delaware in October 1986. Communication Intelligence Corporation and its joint venture (the “Company” or “CIC”) is a leading supplier of electronic signature solutions for business process automation in the financial industry as well as the recognized leader in biometric signature verification. CIC’s products enable companies to achieve truly paperless business transactions with multiple signature technologies across virtually all applications and hardware platforms. To date, the Company has delivered biometric and electronic signature solutions to over four hundred channel partners and end-user customers worldwide, representing well over $30 million in deployments and hundreds of millions of electronic documents and well over 500 million electronic signatures. These deployments are primarily in the financial industry and include end users such as Allstate Insurance Company, American General Life, Charles Schwab & Co., JP Morgan Chase, Prudential Financial, Inc., Snap-On-Credit, State Farm Insurance Co., Travelers Indemnity Company, Wells Fargo Bank and World Financial Group. The Company has made significant and strategic progress in integrating its products with leading ISVs and VARs such as Ebix, CSC, Fiserv, LenderLive/Guardian, Oracle and Striata which provide the basis for significant recurring revenue growth. The Company is headquartered in Redwood Shores, California.

Orders received for 2009 were up 26% over 2008, $3.3 million versus $2.6 million. 2009 second half orders received of $2.2 million were double that of the $1.1 million first half orders received. In addition, the Company achieved cash flow positive operations for the third and fourth quarters and for the year 2009.

Total revenue for the year ended December 31, 2009 of $1,936 decreased $465, or 19%, compared to revenue of $2,401 in the prior year. Product revenue reflects a decrease of $221, or 16%, in eSignature revenue and a decrease of $280, or 98%, in natural input revenue compared to the prior year. The decrease in revenue is primarily due to the significant reduction in last year’s Financial Industry IT spending as a result of the meltdown in the financial markets beginning in late 2008 and by lower reported royalties from a major natural input/Jot customer due to the introduction of new operating systems that do not contain the Company’s Jot software. Maintenance revenue of $751 increased 5%, or $36, for 2009 compared to $715 in the prior year. The increase was primarily due to new maintenance contracts associated with new product revenue and renewal of maintenance contracts from ongoing customers. Revenue for 2009 was primarily attributable to Allstate Insurance Company (“Allstate”), American Family Insurance Company, Guardian/Lender Live, Fiserv, John Deere Information Systems, Inc., Oracle Corporation, Prudential Financial Inc., Travelers Indemnity Company (“Travelers”), and Wells Fargo Bank NA.

2009 revenue reflects the significant negative impact on financial services industry IT spending brought about by the meltdown in the financial markets which began in late 2008. IT spending was virtually non existent in the  first quarter of 2009 and although CIC orders rebounded in the second and third quarters due to the priority placed on mission critical electronic signature projects, fourth quarter 2009 IT spending fell significantly, reflecting the reduced 2009 IT budgets established in the forth quarter of 2008 amid the meltdown and uncertainty occurring during forth quarter of 2008 budget formulation period. According to industry analysts such as TowerGroup, IT financial industry spending is forecasted to return to 2008 levels of spending before the financial meltdown in 2010 and higher in 2011-2012.

The benefits of electronic transactions, the paperless enterprise and straight through processing enabled by electronic signature technology has moved through the early adopter and market validation stage and we believe is now entering the high growth phase. We believe the product evolution stage, which has gone through three generations of product cycles, and the market dynamics, have now converged and approach the strategic inflection point. Industry Analysts such as Forrester and Gartner are now forecasting accelerated adoption of electronic signature technology. TheeSignature market has transitioned from customer facing on premise deployments characterized by per seat one-time, upfront pricing to server side hosted solutions characterized by per transaction pricing with repeating annual revenue enabling significant revenue growth potential. As a recognized leader in its industry CIC believes it is well positioned for rapid revenue growth as the electronic signature market enters take-off.

CIC’s electronic signature technology enables secure, legal and regulatory compliant electronic transactions that enhance the customer experience while delivering sustainable business transactions at 1/3rd the cost and 1/3rd the time of traditional paper based processes.  CIC is a leading supplier of electronic signature solutions within the Financial Services Industry.  That leadership is evident by its worldwide deployments at leading financial institutions including such companies as AEGON, AGLA, Allstate Insurance, Charles Schwab, Prudential Insurance, State Farm Insurance, Travelers Insurance and Wells Fargo.  CIC’s electronic signature solutions provide the basis for significant expense reduction through document and workflow automation at a much higher level of security. The billions of signed original paper documents created in today’s global economy demand the utmost in user identification and document integrity. The inherent risks, logistical difficulties and staggering financial costs associated with creating, processing, storing, retrieving and delivering paper records are driving the demand for legally binding and secure electronic documents. Recognizing the need to address electronic signatures from an overall enterprise perspective, the CIC SignatureOne® Solutions Suite of Sign-it®, SignatureOne® Profile Server, and iSign® products provide a common interface and methodology for eSignature based, enterprise-wide, business process automation applications.

The Company believes the fundamentals are in place; the electronic signature market, as confirmed by recent industry research analysts such as Gartner and Forrester, is entering critical mass and the takeoff stage, and we believe that we are well positioned to benefit with increasing and sustainable revenue and income growth.

The net loss attributable to Common Stockholders for the year ended December 31, 2009 was $10,827 compared to $3,727 in the prior year, $7,998 of which is attributable to non-cash charges to interest expense, deferred financing costs, loan discount amortization related to the Company’s debt, accretion of beneficial conversion feature and a loss on derivative liabilities, resulting from a change in accounting principles, representing an increase of $7,149 in these non-cash charges compared to $849 in the prior year. Operating expenses, including amortization of software development costs, increased approximately 1%, or $61, from $4,645 for the year ended December 31, 2008 to $4,706 for the year ended December 31, 2009. The increase in operating expense primarily reflects the increases in amortization of capitalized software development costs related to product development and enhancements, and less direct engineering costs charged to cost of sales related to engineering revenues earned from meeting customer specific requirements associated with integration of our standard products into customer systems.

Core Technologies

The Company's core technologies are referred to as: "transaction and communication enabling technologies." These technologies include multi-modal electronic signature, handwritten biometric signature verification, cryptography (Sign-it, iSign, and SignatureOne).

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
Sign-it
Multi-modal electronic signature software for common applications including; Microsoft Word, Adobe Acrobat, , web based applications using HTML, XML, & XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market

Products and upgrades that were introduced and first shipped in 2009 include the following:

iSign® v4.3.0.1
iSign® v4.3.1.2
iSign® v4.3.1.3
iSign® v4.4
SignatureOne® Sign-it® XF v2.1 Java
SignatureOne® Ceremony® Server v1.13
SignatureOne® Ceremony® Server v1.2.1
SignatureOne® Ceremony® Server v1.2.2
SignatureOne® Ceremony® Server v1.4
SignatureOne® Ceremony® Server v1.5
SignatureOne® Ceremony® Server v1.5.1
SignatureOne® Sign-it® v7.1 for Acrobat®
SignatureOne® Sign-it® v7.11 for Acrobat®
SignatureOne® Sign-it® v7.12 for Acrobat®
SignatureOne® Sign-it® v7.2 for Acrobat®
Sign-it® Viewer v2.2 for Acrobat®

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

Sign-it is a family of electronic signature products for recording multi-modal electronic signatures as they are being captured as well as binding and verifying electronic signatures within standard consumer applications. These products combine the strengths of biometrics, and electronic signatures and cryptography with a patented process to insure legally compliant electronic signatures to process, transact and create electronic documents that have the same legal standing as a traditional wet signature on paper in accordance with the Electronic Signature in National and Global Commerce Act, and other related legislation and regulations. Organizations wishing to process electronic forms, requiring varying levels of security, can reduce the need for paper forms by adding electronic signature technologies to their workflow solution. Currently, Sign-it is available for MS Word, Adobe Acrobat, Web based transactions using common formats like XML, HTML, or XHTML, and custom application development with .NET, C# or similar development environments.

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

The Company believes that these patents provide a competitive advantage in the electronic signature and biometric signature verification markets. The Company believes the technologies covered by the patents are unique and allow it to produce superior products. The Company also believes these patents are broad in their coverage. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to close a transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality would infringe its patents. Moreover, because the majority of these patents do not expire for another three to nine years, the Company believes that it has sufficient time to develop new related technologies, which may be patentable, and to establish CIC as market leader in these product areas. Accordingly, the Company believes that for a significant period of time its patents will deter competitors from introducing competing products without creating substantially different technology or licensing or infringing its technology.

The Company has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers however, a significant percentage of the revenue has been attributable to a limited number of customers.  Two customers accounted for 55% of total revenue for the year ended December 31, 2009.  American Family Insurance, Co. accounted for 12% and Wells Fargo Bank accounted for 43%. Two customers accounted for 39% of total revenue for the year ended December 31, 2008.  Allstate Insurance Company accounted for 19% and Travelers Indemnity Company accounted for 20%.

Seasonality of Business

The Company believes that its products are not subject to seasonal fluctuations.

Backlog

Backlog approximates $1,325 and $343 at December 31, 2009 and 2008, respectively, representing advanced payments on product and service maintenance agreements.  In 2009 the Company negotiated several long term maintenance agreements approximating $900 that will be recognized over two to five years. The remaining backlog is expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels. The technology-neutral nature of the laws and regulations related to what constitutes an “electronic signature” and CIC’s multi-modal enterprise-wide suite of products causes the Company to compete with different companies depending upon the specific type of electronic signature sought by a prospective customer. Currently, CIC primary competition is Silanis and DocuSign when the application is click-wrap, voice, fingerprint, password, and basic click sign technology. Principle competition for handwritten biometric signatures includes SoftPro, Wondernet and low-end tablet vendors.

The Company, however, believes it has a competitive advantage. CIC’s electronic signature product differentiation and competitive advantage lie in its support for multiple authentication and signature technologies within either a Software as a Service (SaaS) model or on-premise fully deployed model; a factor that positions CIC ahead of its competition who are primarily focused on a single eSignature Process or technology that allows them to address only a small portion of a large enterprise’s overall needs. By offering a solution that includes digital signature, voice, fingerprint, click-through, password, authentication-protected graphical eSeals, password protected digitized signature image stamps, knowledge-based authentication that can use information stored in enterprise content management systems to challenge users, and biometric-handwritten signatures, users are able to sign virtually any document format, and on many device types. Signed documents can be digitally signed by the server, even when client-side digital certificates are not used. CIC’s J2EE SignatureOne Ceremony Server provides authentication, user signing interfaces, audit trails, tracking and reporting for the complete Straight Through Processing (STP) of the eSignature workflow. Sign-it is CIC’s desktop and developer product line, with plug-ins for Microsoft® Office®, Adobe® Acrobat®, Autodesk® AutoCAD®, and custom applications written in the most common development languages. Additional software tools are available for API functions for authoring, insertion, extraction and validation, providing a truly enterprise class capability supporting the most challenging integration and implementation requirements.

As discussed above, the Company believes that it has a competitive advantage, including it’s patent portfolio, however, there can be no assurance that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than our products or technologies, which could render our products or technologies obsolete or non-competitive.

Employees

As of December 31, 2009, the Company employed 22 full-time employees, 21 of which are in the United States and one of which is in China. The Company, as a strategy, has been focused for years on being at its core “lean and agile” while establishing long standing strategic relationships that allow the Company to rapidly access product development and deployment capabilities required to address virtually any business requirement. The Company believes it has scalability to virtually any business requirement through existing agreements with specialized development teams (well versed in the area of signature technology and processes), mid-size vertical market IT services groups (with explicit knowledge of the intricacies of the financial services industry) and with tier one IT Services firms.  None of the Company’s employees are a party to a collective bargaining agreement.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2009, and 2008, sales in the United States as a percentage of total sales were 96%. For the years ended December 31, 2009, and 2008, the Company’s export sales as a percentage of total sales were approximately 4%. Foreign sales are based on the countries to which the Company’s products are shipped.  Long lived assets located in the United States were $4,317 and $4,603 for the years ended December 31, 2009 and 2008, respectively. There were no long lived assets located in China or elsewhere as of December 31, 2009 and 2008, respectively.

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

Item 1A                      Risk Factors

Not applicable.

Item 1B.               Unresolved Staff Comments

None.

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

None.

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

Sale Price Per Share
Year	Period	High	Low

2008	First Quarter	$ 0.27	$ 0.13
	Second Quarter	$ 0.27	$ 0.13
	Third Quarter	$ 0.23	$ 0.10
	Fourth Quarter	$ 0.16	$ 0.05
2009	First Quarter	$ 0.12	$ 0.04
	Second Quarter	$ 0.11	$ 0.05
	Third Quarter	$ 0.18	$ 0.07
	Fourth Quarter	$ 0.23	$ 0.10

Holders

As of March 29, 2010 there were approximately 908 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

All securities sold during 2009 by the Company were either previously reported on quarterly reports on Form 10-Q filed with the Securities and Exchange Commission or sold pursuant to registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”).

The information required by Item 201(d) of Regulation S-K is incorporated by reference to Note 5 (“Stockholders Equity”) of the Notes to Consolidated Financial Statements for the Year Ended December 31, 2009, included on page F-19 on this report on Form 10-K.

Issuer Purchases of Equity Securities

None.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2009, net losses aggregated approximately $14,550 and at December 31, 2009, the Company's accumulated deficit was approximately $103,200.

Orders received for 2009 were up 26% over 2008, $3.3 million versus $2.6 million. Orders received in the second half of 2009 of $2.2 million were double that of the $1.1 million first half orders received. For the year ended December 31, 2009, total revenues recognized were $1,936, a decrease of $465, or 19%, compared to total revenue of $2,401 in 2008 reflecting the significant negative impact on financial industry IT spending brought about by the meltdown in the financial markets which began in late 2008.

The Company achieved cash flow positive operations for the  third and forth quarters and for the year 2009. And, according to Industry Analysts such as the TowerGroup, IT Financial Industry spending is forecasted to return to 2008 levels of spending in 2010 and higher in 2011-2012.

CIC has established a successful track record of deployments, totaling over $30  million, include leading financial institutions such as Allstate Insurance Company, American General Life, Charles Schwab & Co., JP Morgan Chase, Prudential Financial, Inc., Snap-On-Credit, State Farm Insurance Co., Travelers Indemnity Company, Wells Fargo Bank, and World Financial Group. Based on this successful base of reference accounts, the Company has made significant and strategic progress in integrating its products with leading ISVs and VARs such as Ebix, CSC, Fiserv, LenderLive/Guardian, Oracle and Striata which provide the basis for significant recurring revenue growth.

The loss from operations for the year ended December 31, 2009 increased $526 to $2,770, compared with a loss from operations of $2,244 in the prior year period.  The increase in the operating loss is primarily attributed to the net effect of lower revenue, and a $61 increase in operating expenses, including cost of sales, to $4,706 in the current period compared to $4,645 in the prior year period. The increase in operating expenses, including cost of sales, is due to increased amortization of previously capitalized software development costs related to product development and enhancements and increases in sales and marketing related expenses resulting from increased sales related activities.

CIC’s technology enables enterprises to fully execute Business Process Automation initiatives that result in truly paperless workflow and legally binding, compliant electronic transactions. The Company is a leading supplier of electronic signature solutions within the Financial Services Industry  That leadership is evident by its worldwide deployments at leading financial institutions including such companies as: AEGON, AGLA, Allstate Insurance, Charles Schwab, Prudential Insurance, State Farm Insurance, Travelers Insurance and Wells Fargo.  CIC’s electronic signature solutions provide the basis for significant expense reduction through document and workflow automation at a much higher level of security. The billions of signed original paper documents created in today’s global economy demand the utmost in user identification and document integrity. The inherent risks, logistical difficulties and staggering financial costs associated with creating, processing, storing, retrieving and delivering paper records are driving the demand for legally binding and secure electronic documents. Recognizing the need to address electronic signatures from an overall enterprise perspective, CIC’s SignatureOne Solutions Suite of Sign-it, SignatureOne Profile Server and Ceremony Server and iSign products provide a common interface and methodology for eSignature based, enterprise-wide, business process automation applications.

The Company believes the fundamental are in place; the electrons signature market, as confirmed by recent industry research analysts such as Gartner and Forrester, is entering critical mass and the takeoff stage. And, CIC is well positioned to benefit with increasing and sustainable revenue and income growth.

In May 2009, the Company closed a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and modified the terms of the June 2008 credit agreement (“New Financing Transaction”).  The Company received an aggregate of $1,100.  In conjunction with the New Financing Transaction, the Company issued warrants to the lenders to purchase an aggregate of 18,333 shares of common stock at $0.06 per share. Additionally, the Company issued a warrant to purchase 3,948 shares of common stock and a warrant to purchase 250 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) in connection with administrative services provided to the Company.

In connection with the May 2009 financing transaction, the Company amended the June 2008 credit agreement such that the notes underlying the credit agreement were cancelled and new notes were issued (principal amount of $3,709). The Company recorded a loss on debt extinguishment in the amount of $829 related to the cancellation of the notes. In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued. The note and warrants have identical terms to the terms to the June 2008 financing, except for the exercise price of the warrants which was reduced to $0.06 from $0.14. The issuance of the warrants was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company utilizes a Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Revenue: Revenue is recognized when earned in accordance with the applicable accounting guidance. The Company recognizes revenue from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period which-ever is longer.

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

Long-lived assets: The Company performs intangible asset impairment analyses in accordance with the applicable accounting guidance. The Company uses the guidance in response to changes in industry and market conditions that affect its patents, the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment at least annually in order to determine whether the book value exceeds the fair value for each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

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

The Company obtained an independent valuation from Strategic Equity Group of the carrying value of its patents as of December 31, 2005.  The Company believes that the biometric market potential identified in current year market research has improved over the data used to validate the carrying value of the Company’s patents at the end of 2005. Management updated this analysis at December 31, 2009 and believes that that no impairment of the carrying value of the patents exists at December 31, 2009.

Customer Base: To date, the Company's eSignature revenue has been derived primarily from financial service industry end-users and from resellers and channel partners serving the financial service industry primarily in North America, the ASEAN Region including China (PRC), and Europe. The Company performs periodic credit evaluations of its customers and does not require collateral.  The Company maintains reserves for potential credit losses.  Historically, such losses have been within management's expectations.

Software Development Costs: Software development costs are accounted for in accordance with the applicable accounting guidance. Under that guidance, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The annual amortization is the greater of (a) the straight-line amortization over the estimated useful life not to exceed three years or (b) the amount based on the ratio of current revenue to anticipated future revenue. The Company capitalized software development costs of approximately $813 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs:  Research and development costs are charged to expense as incurred.

Net Operating Loss Carryforwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carryforwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2009 of approximately $24 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2009 and December 31, 2008

Revenue

Total revenue for the year ended December 31, 2009 of $1,936 decreased $465, or 19%, compared to revenue of $2,401 in the prior year. Product revenue reflects a decrease of $221, or 16%, in eSignature revenue and a decrease of $280, or 98%, in natural input revenue compared to the prior year.  The decrease in revenue is primarily due to the significant reduction in last year’s financial industry IT spending as a result of the meltdown in the financial markets beginning in late 2008 and by lower reported royalties from a major natural input/Jot customer due to the introduction of new operating systems which do not contain the Company’s Jot software. Maintenance revenue of $751 increased 5%, or $36, for the year ended December 31, 2009 compared to $715 in the prior year period. The increase was primarily due to new maintenance contracts associated with new product revenue and renewal of maintenance contracts from ongoing customers.

It is important to note that orders received for 2009 were up 26% over 2008, $3.3 million versus $2.6 million. 2009 second half orders received of $2.2 million were double that of the $1.1 million first half orders received. In addition, the Company achieved cash flow positive operations for the third and  fourth quarters and for the year 2009. And, according to Industry Analysts such as the TowerGroup, IT Financial Industry spending is forecasted to return to 2008 levels of spending in 2010 and higher in 2011-2012.

The benefits of electronic transactions, the paperless enterprise and straight through processing enabled by electronic signature technology has moved through the early adopter and market validation stage and is fast approaching the high growth phase. Both the product evolution stage, which has gone through three generations of product cycles, and the market dynamics, have now converged and approach the strategic inflection point. Industry Analysts such as Forrester and Gartner are now forecasting accelerated adoption of electronic signature technology as the eSignature market approaches rapid growth.  The eSignature market has transitioned from customer facing on premise deployments characterized by per seat one-time, upfront pricing to server side hosted solutions characterized by per transaction pricing with repeating annual revenues enabling significant revenue growth potential. As a recognized leader in its industry CIC believes it is well positioned for rapid revenue growth as the electronic signature market enters take-off.

CIC technology is enabling enterprises to fully execute Business Process Automation initiatives that result in truly paperless workflow and legally binding, compliant electronic transactions, CIC is a leading supplier of electronic signature solutions within the Financial Services Industry  That leadership is evident by its worldwide deployments at leading financial institutions including such companies as: AEGON, AGLA, Allstate Insurance, Charles Schwab, Prudential Insurance, State Farm Insurance, Travelers Insurance and Wells Fargo.  CIC’s electronic signature solutions provide the basis for significant expense reduction through document and workflow automation at a much higher level of security. The billions of signed original paper documents created in today’s global economy demand the utmost in user identification and document integrity. The inherent risks, logistical difficulties and staggering financial costs associated with creating, processing, storing, retrieving and delivering paper records are driving the demand for legally binding and secure electronic documents. Recognizing the need to address electronic signatures from an overall enterprise perspective, the CIC SignatureOne Solutions Suite of Sign-it, SignatureOne Profile Server, and iSign products provide a common interface and methodology for eSignature based, enterprise-wide, business process automation applications.

The Company believes the fundamentals are in place; the electronic signature market, as confirmed by recent industry research analysts such as Gartner and Forrester, is entering critical mass and the takeoff stage. And, CIC is well positioned to benefit with increasing and sustainable revenue and income growth.

Cost of Sales

Cost of sales of $885 decreased 17%, or $179, for the twelve months ended December 31, 2009, compared to $1,064 in the prior year. The decrease is primarily due to a decrease of $293, or 65%, to $161 of direct engineering costs, related to meeting customer specific requirements associated with integration of our standard products into customer systems, compared to $454 in the prior year.  In addition amortization of new and previously capitalized software development costs associated with the Company’s product and maintenance revenue increased $200, or 40%, to $704 compared to $504 in the prior year. Cost of sales is expected to increase near term as the Company closes additional contracts and capitalized engineering software development costs for new products are completed and amortization begins.

Operating Expenses

Research and Development Expenses

Research and development expenses increased approximately 73%, or $145, to $343 for the year ended December 31, 2009 compared to $198 in the prior year.  Research and development expenses consist primarily of salaries and related costs, outside engineering as required, maintenance items, and allocated facilities expenses.  The most significant factor contributing to the increase in expenses was a $293 reduction in direct engineering expenses not transferred to cost of sales due to the decrease in revenue related to meeting customer specific requirements associated with integration of our standard products into customer systems compared to the prior year. Stock based compensation expense increased 60%, or $22, for the year ended December 31, 2009. The increase was due to immediately vesting options issued as compensation to employees to compensate for salary reductions during July through December 2009. The increase in stock based compensation was off set by an approximately 14% reduction in employee salaries as a condition of the May 2009 financing. The options were issued at the closing market price on the last day of each pay period, the date of grant. The number of options issued was based on a Black Scholes pricing model. Total expenses, before capitalization of software development costs and other allocations was $1,661 for the year ended December 31, 2009 compared to $1,712 in the prior year.  Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development are expected to remain consistent with the 2009 amount in the near term.

Sales and Marketing Expenses

Sales and marketing expenses increased 11%, or $148, to $1,501 for the twelve months ended December 31, 2009, compared to $1,353 in the prior year. The increase was primarily attributable to an increase in travel and related expenses and increased engineering sales support associated with increased proposal activities.  Stock based compensation increased $65, or 197%, due primarily to immediately vesting options issued as compensation to employees to compensate for salary reductions during July through December 2009. The increase in stock based compensation was off set by an approximately 14% reduction in employee salaries as a condition of the May 2009 financing. The options were issued at the closing market price on the last day of each pay period, the date of grant. The number of options issued was based on a Black Scholes pricing model.  The Company expects sales and marketing expenses to increase in the near term as sales related activities increase.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2009 decreased 3%, or $53, to $1,977 from $2,030 in the prior year. The decrease is primarily due to a reduction of $107, or 13%, in salaries and related expenses due to the reduction in employee salaries under the provisions of the May 2009 New Financing Transaction described below. Stock based compensation, excluding director options, increased $62, or 83%, from $75 in the prior year to $137 due primarily to immediately vesting options issued as compensation to employees to compensate for salary reductions during July through December 2009. The increase in stock based compensation was off set by an approximately 14% reduction in employee salaries as a condition of the May 2009 financing.  The options were issued at the closing market price on the last day of each pay period, the date of grant. The number of options issued was based on a Black Scholes pricing model. Other general and administrative expenses have for the most part remained relatively consistent when compared to the prior year. The Company anticipates that general and administrative expense will remain consistent with 2009 levels over the near term.

Interest Income and Other Income (Expense), Net

Interest and other income, net, decreased $70 to income of $2, compared to an income of $72 in the prior year. The decrease is due primarily to the cash payments received in the prior year for interest on aged accounts receivable. No such payments were received in 2009.

Interest Expense

Related party interest expense increased 28%, or $69, to $312 for the year ended December 31, 2009, compared to $243 in the prior year. The increase was due to the financing in May of 2009. Interest expense-other for the year ended December 31, 2009 decreased 4%, or $2, to $43, compared to $45 in the prior year period.  The decrease was primarily due to the pay off of other notes during the twelve months ended December 31, 2009.  See Notes 3 in the Consolidated Financial Statements of this report on Form 10-K.

Related party amortization of loan discount and deferred financing, which includes warrant and beneficial conversion feature costs associated with the Company’s debt, deferred financing costs associated with the notes and warrant purchase agreements and beneficial conversion feature increased 142%, or $1,426, to $2,429 for the year ended December 31, 2009, compared to $1,003 in the prior year period.  The increase was primarily due to the May 2009 financing.

Amortization of loan discount and deferred financing-other, which includes warrant, beneficial conversion feature and deferred financing costs, associated with the notes and warrant purchase agreements, decreased 64%, or $139, to $78 for the year ended December 31, 2009 compared to $217 in the prior year period. The decrease was due to the decrease in borrowings from other than related parties during the year ended December 31, 2009 compared to the prior year. See Note 3 in the Consolidated Financial Statements of this report on Form 10-K.

The non cash loss on derivative liabilities of $5,136 resulted from the adoption, as of January 1, 2009, of ASC 815 (See Note 1 to the Consolidated Financial Statements). The Company determined that certain warrants and the embedded conversion feature on the preferred stock require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion price. The fair value of the embedded conversion feature at January 1, 2009 and December 31, 2009 was insignificant.

The Company will amortize an additional $2,222 of non-cash warrant cost and $218 in deferred financing costs related to the note and warrant purchase agreements entered into May 2009 to interest expense through December 2010.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009 totaled $1,021, compared to cash and cash equivalents of $929 at December 31, 2008. This increase is primarily attributable to $26 provided by operating activities and $887 provided by investing activities. These amounts were offset by $821 used in investing activities.

The cash provided by operations was primarily attributable to offsets to the net loss of $10,766 from the noncash charges of depreciation and amortization of $2,785, loss on extinguishment of long term debt of $829, stock based employee compensation of $318, noncash financing costs of $337 and loss on derivative liability of $5,136.

The cash used in investing activities of $821 was due to the capitalized software development costs of $813 and the acquisition of office and computer equipment of $8.

Proceeds from financing activities consisted primarily of $926 in net proceeds from the issuance of long-term debt and $26 in proceeds from the exercise of stock options and warrants. The proceeds were offset by the payment of $65 related to the short-term debt from the prior year.

Accounts receivable decreased 68%, or $473, to $227 at December 31, 2009, compared to $700 at December 31, 2008. Accounts receivable at December 31, 2009 and 2008 are net of $117 and $104, respectively, in reserves provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2009 were 52% lower than 2008. The Company expects that there will be fluctuations in accounts receivable in the foreseeable future due to volumes and timing of revenue from quarter to quarter.

The deferred financing costs decreased by 28%, or $83, to $218 at December 31, 2009 due to the write off to expense. Deferred financing costs expensed amounted to $425 through December 31, 2009.  The remaining $218 will be charged to operations through December 2010 (see “Financing” below).

Prepaid expenses and other current assets decreased 18%, or $14, to $66 at December 31, 2009 compared to $80 at December 31, 2008.  The decrease is primarily due to the timing of the billings and payments of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable increased 28%, or $26, to $118 at December 31, 2009 from $92 at December 31, 2008 primarily due to increases in liabilities associated with prepaid dues and professional fees incurred in the fourth quarter of the current year.

Other current liabilities, which include deferred revenue of $458 and notes of $2,869, becoming due in December of 2010, were $3,941 at December 31, 2009, compared to $1,100 at December 31, 2008, a net increase of $2,842. Deferred revenue increased $982, to $1,325, at December 31, 2009, compared to $343 at December 31, 2008.  The increase in current liabilities is due to primarily to the December 2010 maturity of the debt from the May 2009 financing (see Financing below).

Financing Transactions

Note Financings

The current portion of long-term debt as of December 31, 2009, consists of debt related to a financing transaction entered into in May 2009. On May 28, 2009, the Company entered into a financing transaction (“New Financing Transaction”) under which the Company raised capital through the issuance of new secured indebtedness and modified the terms of the June 2008 credit agreement (“Credit Agreement”) described below. Certain parties (Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and certain entities related to Mr. Engmann) to the New Financing Transaction had a pre-existing relationship with the Company. In the New Financing Transaction, the Company received an aggregate of $1,100, which is due on December 31, 2010, which accrues interest at 8% per annum, and which, at the option of the Company, may be paid in cash or in kind. In conjunction with the New Financing Transaction, the Company issued warrants to the lenders to purchase an aggregate of 18,333 shares of common stock (exercisable through June 30, 2012 at $0.06 per share). Additionally, the Company issued a warrant to SG Phoenix LLC, an affiliate of Phoenix, to purchase 3,948 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) and a warrant to purchase 250 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) to the attorney for Phoenix as partial payment of Phoenix’s legal fees related to the transaction..

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709). In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued. The note and warrants have identical terms to the terms outlined in the New Financing Transaction below.

The Company recorded a loss on debt extinguishment in the amount of $829 related to the cancellation of the notes, and recorded an increase to additional paid-in capital in the amount of $875 related to the cancellation of warrants that had been recorded as a derivative liability.

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

In connection with the New Financing Transaction, the Registration Rights Agreement from the previous financing transaction discussed below was amended to provide the lenders certain rights to demand registration of shares issuable upon exercise of the new warrants.

The long-term debt, and related current portion of long-term balance as of December 31, 2008 related to a financing transaction entered into in June 2008. On June 5, 2008, the Company effected a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing debt (collectively, the “Financing Transaction”) described below. Certain parties to the Financing Transactions (Phoenix Venture Fund LLC and Michael Engmann) had a pre-existing relationship with the Company and, with respect to such parties the Financing Transaction may be considered a related party transaction.

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and Ronald Goodman (collectively with Phoenix, the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which are represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bore interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind.  The Company used a portion of the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, and used the remaining proceeds for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $452. Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the assets of the Company and CIC Acquisition Corp. As noted above the terms related to this Credit Agreement were modified in 2009 by the New Financing Transaction discussed above.

Under the terms of the Credit Agreement and in partial consideration for the Creditors’ respective Loans made pursuant to the terms of the Credit Agreement as described above, the Company issued to each Creditor a warrant to purchase up to the number of shares of the Company’s Common Stock obtained by dividing the amount of such Creditor’s Loan by 0.14 (each a “Warrant” and collectively, the ‘Warrants”).  A total of 25,982 shares of the Company’s Common Stock may be issued upon exercise of the Warrants.  The Warrants are exercisable beginning June 30, 2008. The Warrants had an exercise price of fourteen cents ($0.14) per share. The Company ascribed the relative fair value of $1,231 to the warrants, which was recorded as a discount to “Long-term debt” in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.73%; expected life of 3 years; expected volatility of 82.3%; and expected dividend yield of 0%. These warrants were cancelled under the terms of the New Financing Transaction discussed above.

In connection with the closing of the Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.

In June 2008, in connection with the Financing Transaction, the outstanding principal balances of $995 plus accrued and unpaid interest of $45 were exchanged for Series A-1 Preferred Shares (the “Preferred Shares”). Certain debt holders elected not to exchange principle balances of  $125 and unpaid interest thereon and were repaid in September 2008.

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

        There are outstanding, warrants to acquire 16,728 shares of the Company’s Common Stock issued as part of the above referenced financings. These warrants expire between June 2010 and June 2012. Of the warrants discussed above, 10,246 of the shares underlying the warrants were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007.

During the year ended December 31, 2009, the Company exercised its option related to the New Financing Transaction and made the interest payments in kind. The Company issued new notes in the amount of $283, and issued additional warrants to purchase 4,686 shares of common stock with the same terms as those issued in the New Financing Transaction. The Company ascribed the fair value of $268, to the additional warrants, of which $255 is recorded as a discount to long-term debt in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.64% and 1.45%; expected term of 3 years; expected volatility of 137% and 142%; and expected dividend yield of 0%.

Interest expense associated with the Company’s debt for the year ended December 31, 2009 and 2008 was $2,033 and $1,137, respectively, of which $1,912 and $973 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2009 and 2008 was $1,678 and $849, respectively, of which $1,600 and $730 was related party expense.

Contractual Obligations

The Company had the following material commitments as of December 31, 2009:

	Payments due by period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter
Short-term debt related party (1)	$5,091	$5,091	$–	$–	$–	$–	$–
Operating lease commitments (2)	532	292	240	–	–	–	–
Total contractual cash obligations	$5,623	$5,383	$240	$–	$–	$–	$–

1.	Short-term debt reported on the balance sheet is net of approximately $2,222 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

2.	The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

As of December 31, 2009, the Company leased facilities in the United States and China totaling approximately 10,000 square feet. The Company’s rental expense for the years ended December 31, 2009 and 2008 was approximately $303, and $279, respectively. In addition to the base rent in the United States, the Company pays a percentage of the increase, if any, in operating cost incurred by the landlord in such year over the operating expenses incurred by the landlord in the base year.  The Company believes the leased offices in the United States and China will be adequate for the Company’s needs over the term of the leases.

As of December 31, 2009, the Company's principal source of liquidity was its cash and cash equivalents of $1,021. With the exception of 2004, in each year since the Company’s inception the Company has incurred losses. Revenue in 2009 reflects the significant negative impact on financial services industry IT spending brought about by the meltdown in the financial markets which began in late 2008. IT spending was virtually non existent in the first quarter of 2009 and although CIC orders rebounded in the second and third quarters due to the priority placed on mission critical electronic signature projects, fourth quarter IT spending fell significantly reflecting the reduced 2009 IT budgets established in the forth quarter of 2008 amid the meltdown and uncertainty occurring during forth quarter of 2008 budget formulation period.  In recognition that such delays could result in the short-term need for additional funds, prior to achievement of cash flow positive operations, the Company is investigating various alternative financing sources, including investments from selected strategic partners.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2009.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2009 and 2008, and for each of the years in the two-year period ended December 31, 2009 begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls

The Company carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act.  Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its internal control over financial reporting pursuant to applicable rules under the Securities Exchange Act of 1934, as amended.  In making this assessment, the Company’s management used the criteria established in “Internal Control, Integrated Framework” issued by the Committee Sponsoring Organization of the Treadway Commission (COSO). As of December 31, 2009, and based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the internal controls and procedures are effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information concerning the Directors:

Name	Age	Year First Elected or Appointed
Guido D. DiGregorio (5)	71	1997
Kurt Amundson (1), (2), (3) (4)	57	2009
Louis P. Panetta (1), (2), (3), (4) (5)	60	2000
David E. Welch (1), (4), (3)	62	2004

1. Member of the Audit Committee (Chairman David E. Welch)
2. Member of the Finance Committee (Chairman Kurt Amundson)
3. Member of the Compensation Committee (Chairman Louis P. Panetta)
4. Member of the Nominating Committee (Chairman – Kurt Amundson)
5. Member of the Best Practices Committee (Chair vacant due to recent death of Garry Meyer)

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

Kurt Amundson was appointed as Director of the Company, Chairman of the Finance Committee and a member of the Audit and Compensation Committee in September of 2009. He has over 25 years of experience in financial and operating management; including 20 years at the CFO level of responsibility and higher predominately with high tech firms in the Silicon Valley area. Mr. Amundson began his career with PricewaterhouseCoopers San Jose, California in 1980 after graduating from California Polytechnic State University. He attained his CPA certification in 1983. His experience as a VP-Finance/CFO of public companies includes: Proxim, Inc., Mountain View, CA, Abaxis, Inc., Sunnyvale, CA., Metra Biosystems, Inc. Mountain View, CA., Shaman Pharmaceuticals, Inc., South San Francisco, CA Adesso Healthcare Technology Services, Inc. San Jose, CA, and Cerco Medical, San Francisco, CA. Mr. Amundson's COO/President experience includes positions with Medisys, Plc, Menlo Park, CA. and Tuaki Medical, Inc., San Francisco, CA. He is presently CEO of KSE Consulting, focused primarily on financial management consulting. As Chief Financial Officer, Mr. Amundson's experience includes successfully leading multiple public financings and IPOs, a secondary financing, Eurobond Financing, and multiple private and venture capital backed equity financings. He has worked with multiple investment banks in the execution of successful public financings including Cowen & Co., Robertson Stephens & Co., Hambrecht & Quist, Furman Selz, Volpe Welty and Co., Nomura Securities (London), UBS Warburg (prior to merger with Paine Webber), CIBC World Markets/Oppenheimer & Co., and U.S. Bancorp Piper Jaffray.

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

David E. Welch was elected a director in March 2004 and serves as the financial expert on the Audit Committee. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm, Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002.  Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with AspenBio Pharma, Inc., from 2004 to present, PepperBall Technologies, Inc. January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006.  Mr. Welch is a Certified Public Accountant licensed in the state of Colorado.

Executive Officers

The following table sets forth the name and age of each executive officer of the Company, or named executive officers, and all positions and offices of the Company presently held by each of them.

Name	Age	Positions Currently Held

Guido D. DiGregorio	71	Chairman of the Board, Chief Executive Officer and President
Francis V. Dane	59	Chief Legal Officer, Secretary and Chief Financial Officer
Russel L. Davis	45	Chief Technology Officer & Vice President, Product Development
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2009, except for the Form 4 for Guido DiGregorio, Frank Dane and Russel Davis dated October 5, 2009, all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, referred to as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer, our principal financial and accounting officer, and our Chief Technology officer. A copy of the Code of Business Conduct and Ethics is posted on the Company’s web site, at www.cic.com.

Audit Committee Financial Expert

Mr. Welch serves as the Audit Committee’s financial expert. Each member of the Audit Committee is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market (“NASDAQ”), as currently in effect.

Item 11. Executive Compensation

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guido DiGregorio President & CEO	2009 2008	285,000(1) 285,000(1)	− −	− −	51,297 40,200	− −	− −	10,388 10,055	346,685 335,255
Frank Dane CLO & CFO	2009 2008	145,500 160,000	− −	− −	14,484 20,100	− −	− −	− −	159,984 180,100
Russel Davis CTO	2009 2008	154,900 165,000	35,000(2) 25,000(2)	− −	9,958 30,150	− −	− −	− −	199,858 220,150
1.
Mr. DiGregorio 2009 salary includes $85,000, paid in June 2009 that he voluntarily deferred from his 2008 salary.  Mr. DiGregorio gave up 18% of his 2009 salary or $50,000 as part of the overall Company salary reduction per the May 2009 financing.  The remaining $35,000 of his 2009 salary is voluntary deferred to March of 2010.

2.
The bonus payment in 2009 recognizes Mr. Davis as the chief architect and driving force behind the product development and recent sales of CIC’s highly differentiated SignatureOne Ceremony Server (third generation product). The Company is still in the technology/product sell stage and Mr. Davis is expected, to continue to play a key role with customers’ CIO’s and technical teams in the sales process. The bonus payment in 2008 was for leading the design and development effort and delivery ahead of schedule of the SignatureOne Ceremony Server product which was the basis for closing two orders with top-tier insurance companies which contributed over $1,000,000 to last half of 2008 revenue.

3.
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers in the fiscal year ended December 31, 2009 as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. DiGregorio has 2,739,077 options that are vested and exercisable within sixty days of December 31, 2009.  Mr. Dane has 735,948 options that are vested and exercisable within sixty days of December 31, 2009. Mr. Davis has 921,529 options that are vested and exercisable within sixty days of December 31, 2009. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 6 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

There are no employment agreements with any named executives, either written or oral.  All employment is at will.

Outstanding Equity Awards at Fiscal 2009 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (4)	Option Expiration Date (5)
Guido DiGregorio, President & CEO (1)	1,275,000 425,000 354,545 184,701 69,646 63,721 56,567 53,202 34,613 24,926 21,619 23,347 29,737 37,107 44,437	− − 245,455 − − − − − − − − − − − −	$ 0.75 $ 0..39 $ 0.15 $ 0.08 $ 0.07 $ 0.08 $ 0.08 $ 0.09 $ 0.13 $ 0.18 $ 0.19 $ 0.18 $ 0.15 $ 0.12 $ 0.10	12/19/2012 12/19/2012 07/25/2015 07/15/2012 07/31/2012 08/14/2012 08/31/2012 09/15/2012 09/30/2012 10/15/2012 10/30/2012 11/13/2012 11/30/2012 12/15/2012 12/31/2009
Frank Dane, CLO & CFO (2)	100,000 100,000 35,985 107,958 177,272 52,151 19,665 17,922 15,972 15,022 9,733 7,038 6,104 6,593 8,396 10,478 12,547	− − − − 122,728 − − − − − − − − − − − −	$ 0.33 $ 0.55 $ 0.39 $ 0.75 $ 0.15 $ 0.08 $ 0.07 $ 0.08 $ 0.08 $ 0.09 $ 0.13 $ 0.18 $ 0.19 $ 0.18 $ 0.15 $ 0.12 $ 0.10	05/08/2010 11/11/2011 12/19/2012 12/19/2012 07/25/2015 07/15/2012 07/31/2012 08/14/2012 08/31/2012 09/15/2012 09/30/2012 10/15/2012 10/30/2012 11/13/2012 11/30/2012 12/15/2012 12/31/2009
Russel Davis, CTO (3)	125,000 375,000 265,909 35,854 13,520 12,369 10,980 10,328 6,719 4,839 4,197 4,532 5,772 7,203 8,626	− − 184,091 − − − − − − − − − − − −	$ 0.57 $ 0.75 $ 0.15 $ 0.08 $ 0.07 $ 0.08 $ 0.08 $ 0.09 $ 0.13 $ 0.18 $ 0.19 $ 0.18 $ 0.15 $ 0.12 $ 0.10	08/31/2012 08/31/2012 07/25/2015 07/15/2012 07/31/2012 08/14/2012 08/31/2012 09/15/2012 09/30/2012 10/15/2012 10/30/2012 11/13/2012 11/30/2012 12/15/2012 12/31/2009

(1)           Mr. DiGregorio’s options vest as follows: 600,000 options will vest pro rata quarterly over three years, 250,000 options vested pro rata quarterly over three years; 425,000 options vested on the date of grant; 1,275,000 options vested on the date of grant and an aggregate of 643,623 options granted in 2009 and vested on their respective date of grant.

(2)      Mr. Dane’s options vest as follows: 300,000 options will vest pro rata quarterly over three years, 100,000 options vested pro rata quarterly over three years; 100,000 options vested pro rata quarterly over three years; 100,000 options vested pro rata quarterly over three years; 35,985 options vested on the date of grant; 107,958 options vested on the date of grant and an aggregate of 263,549 options granted in 2009vested on their respective date of grant.

(3)      Mr. Davis’s options vest as follows: 112,500 options vested on the date of grant and 337,500 options will vest pro rata quarterly over three years, 125,000 options vested on the date of grant; 375,000 options vested on the date of grant and an aggregate of 247,667 options granted in 2009 vested on their respective date of grant.

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

(5)      All options granted will expire between three and seven years from the date of grant, subject to continuous employment with the Company.

Option Exercises and Stock Vested

In 2009, 84,825 stock options were exercised and 807,259, 263,549 and 247,667 options to purchase stock granted to Mr. DiGregorio, Mr. Dane, and Mr. Davis, respectively, vested during the period.  The Company does not grant or issue restricted stock or other equity-based incentives.

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

In July 2009, Garry Meyer, Louis Panetta, C. B. Sung and David Welch were each granted immediately exercisable non-qualified options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share, which options expire on June 30, 2015. In September 2009, upon his appointment to the Board, Mr. Amundson was granted immediately exercisable non-qualified options to purchase 50,000 shares of Common Stock at an exercise price of $0.11 per share, which options expire on September 9, 2016 (the then current market price of the Company’s stock). In August 2009, before joining the board of directors, under a consulting agreements, Mr. Amundson was granted immediately exercisable non-qualified options to purchase 25,000 shares at an exercise price of $0.07 per share.  All of the above grants were issued at the respective market price on the date of grant.

The following table sets forth a summary of the compensation paid to our directors during 2009.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurt Amundson (1)	$ 1,000		$ 6,070	$ −	$ −	$ −	$7,070
Garry Meyer (2)(3)	$ 1,000	$ −	$ 3,470	$ −	$ −	$ −	$4,470
Louis P. Panetta (4)	$ 2,000	$ −	$ 3,470	$ −	$ −	$ −	$5,470
David E. Welch (5)	$ 2,000	$ −	$ 3.470	$ −	$ −	$ −	$5,470
C. B. Sung Former Director (6)	$ −	$ −	$ 3,470	$ −	$ −	$ −	$3,470

1.   Mr. Amundson holds options to acquire 75,000 shares of stock at December 31, 2009, all of which are vested.  Of such shares, 25,000 were granted to Mr. Amundson pursuant to a consulting agreement in August 2009, prior to his appointment to the Board.

2. Mr. Meyer holds options to acquire 125,000 shares of stock at December 31, 2009, all of which were vested.
3. Mr. Meyer died on January 20, 2010.
4. Mr. Panetta holds options to acquire 250,000 shares of stock at December 31, 2009, all of which were vested.
5. Mr. Welch holds options to acquire 225,000 shares of stock at December 31, 2009, all of which were vested.
6. Mr. Sung resigned from the Board in September 2009.

7.   The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our directors in the fiscal year ended December 31, 2009 as calculated in accordance with FASB ASC Topic 718, Stock Compensation.  The aggregate number of option awards outstanding for each director and former director as of December 31, 2009 is as follows: Mr. Amundson – 75,000; Mr. Meyer – 125,000; Mr. Panetta – 250,000; Mr. Welch – 225000; and Mr. Sung – 0.

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

	Common Stock
Name of Beneficial Owner	Number of Shares**	Percent of Class**
Guido DiGregorio (1)	2,882,977	1.49%
Kurt Amundson (2)	75,000	*
Louis P. Panetta (3)	250,000	*
David E. Welch (4)	225,000	*
Francis V. Dane (5)	736,160	*
Russel L. Davis (6)	921,529	*
All directors and executive officers as a group (6 persons)	5,090,666	2.60%
5% Shareholders
Phoenix Venture Fund LLC (7)	66,439,342	25.83%
Michael W. Engmann (8)	20,360,527	9.64%
                                    ___________
                                     *           Less than 1%.

**           Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date hereof. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days, or securities convertible into Common Stock within 60 days are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or other convertible securities for computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 190,776,482 shares of Common Stock outstanding as of March 31, 2010.

(1)	Represents (a) 143,900 shares held by Mr. DiGregorio and (b) 2,739,077 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(2)	Represents 75,000 shares issuable upon the exercise of options exercisable within 60 days hereof.

(3)	Represents 250,000 shares issuable upon the exercise of options exercisable within 60 days hereof.

(4)	Represents 225,000 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(5)	Represents (a) 212 shares held by Mr. Dane and (b) 735,948 shares issuable upon the exercise of stock options exercisable within 60 days hereof.

(6)	Represents 921,529 shares issuable upon the exercise of stock options within 60 days hereof.

(7)
Represents (a) 65,076,054 shares held by SG Phoenix Ventures LLC and (b) 1,363,288 shares issuable upon the exercise of warrants. SG Phoenix Ventures LLC is the Managing Member of Phoenix Venture Fund LLC (the “Phoenix Fund”), with the power to vote and dispose of the shares of Common Stock held by the Phoenix Fund. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by the Phoenix Fund and, as such, may be deemed to be the beneficial owner of the common shares owned by the Phoenix Fund. Philip Sassower is the co-manager of SG Phoenix Ventures

LLC, has the shared power to vote and dispose of the shares of Common Stock held by the Phoenix Fund and, as such, may be deemed to be the beneficial owner of the common shares owned by the Phoenix Fund. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by the Phoenix Fund, except to the extent of their respective pecuniary interests therein. The address of such stockholder is 110 East 59th Street, Suite 1901, New York, NY 10022.

(1)
Represents (a) 8,852,853 shares beneficially owned by Mr. Engmann, of which 585,808 are held by MDNH Partners, L.P. and 1,171,617 are held by KENDU Partners Company, (b) 7,687,003 warrants beneficially owned by Mr. Engmann, of which 1,228,180 are held by MDNH Partners, L.P. and 1,739,638 are held by KENDU Partners Company, and (c) 3,820,671 shares issuable upon the conversion of shares of Series A-1 Preferred beneficially owned by Mr. Engmann, of which 1,159,745 are issuable to MDNH Partners, L.P. and 2,628,760 are issuable to KENDU Partners Company. Mr. Engmann holds outstanding warrants to purchase 2,333,250 shares of the Company’s Common Stock at $0.51 per share, warrants to purchase 1,979,936 shares of the Company’s Common Stock at $0.25 per share and warrants to purchase 405,999 shares of the Company’s Common Stock at $0.06 per share. MDNH Partners, L.P. holds outstanding warrants to purchase 1,659,200 shares of the Company’s Common Stock at $0.51 per share, warrants to purchase 1,187,962 shares of the Company’s Common Stock at $0.25 per share, and warrants to purchase 40,218 shares of the Company’s Common Stock at $0.06 per share.  KENDU Partners Company holds outstanding warrants to purchase 1,659,200 shares of the Company’s Common Stock at $0.51 per share, and warrants to purchase 80,438 shares of the Company’s Common Stock at $0.06 per share. In addition, Mr. Engmann, MDNH Partners, L.P. and KENDU Partners Company converted a portion of outstanding indebtedness and interest accrued thereon into shares of Series A-1 Preferred in connection with the Company’s June 2008 financing transaction.  In addition, the Company has paid the 2009 interest in kind, which resulted in the issuance of additional shares of Series A-1 Preferred to Mr. Engmann, MDNH Partners, L.P. and KENDU Partners Company. Each share of Series A-1 Preferred held by Mr. Engmann, MDNH Partners, L.P. and KENDU Partners Company is presently convertible into 7.1429 shares of Common Stock. Mr. Engmann holds 4,503 shares of Series A-1 Preferred that can be converted into 32,166 shares of Common Stock. MDNH Partners, L.P. holds 162,364 shares of Series A-1 Preferred that are convertible into 1,159,745 common shares at $0.14 per share. KENDU Partners Company holds 368,026 shares of Series A-1 Preferred that are convertible into 2,628,760 common shares at $0.14 per share.  Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104. (See note 5 to the Consolidated Financial Statements).

Equity Compensation Plan Information

   The following table provides information as of December 31, 2009, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	2,448	$ 0.58	−
Equity Compensation Plans Not Approved by Security Holders	7,783	$ 0.27	4,262

Total:	10,231	$ 0.34	4,262

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

Director Independence

The Board of Directors has determined that Messrs. Amundson, Panetta, and Welch are “independent,” as defined under and required by the federal securities laws and the rules of the Nasdaq Stock Market.

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

    The Company exercised its option and made all interest payments for the four quarters in 2009 “in kind”.  The Company issued new notes in the amount of $72, $82, $99 and $101, respectively, and issued additional warrants to purchase 512, 1,366, 1,643 and 1,677 shares, respectively, of common stock with the same terms as those issued in the New Financing Transaction except for the 512 warrants issued in the first quarter of 2009. The Company ascribed the fair value of $24, $69, $112 and $86, which was recorded as a discount to Long-term debt in the balance sheet. The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate between 1.15% to 1.70%; expected term of 3 years; expected volatility of 137% to 182.0%; and expected dividend yield of 0%.

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

During the 12 months ended December 31, 2009 the Company paid interest in kind by issuing notes of approximately $283 and $51 to SG Phoenix LLC and Mr. Engmann, respectively. (See Note 3 of Notes to Consolidated Financial Statements on page F-17 for additional details.)

Item 14. Principal Accounting Fees and Services

Audit and other Fees. GHP Horwath, P.C. as been the Company’s auditors since September 2006. During fiscal years 2009 and 2008, the fees for audit and other services performed by GHP Horwath for the Company were as follows:

Amount and percentage of fees
Nature of Services	2009		2008

Audit Fees	Audit fees are expected to be	$ 140,000 (91%)	Audit Fees	$ 136,000 (92%)
Audit-Related Fees		$ 5,000 (3%)	Audit-Related fees	$ −
Tax Fees	Tax fees are expected to be	$ 9,000 (6%)	Tax Fees	$ 9,000 (6%)
All Other Fees		$ −	All Other Fees	$ −
Total		$ 154,000	Total	$ 145,000

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

3.13
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.

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
4.23
Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009..

4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.

Exhibit Number	Document
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
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

†††10.29	License agreement dated June 2, 2005 between the Company and SnapOn Credit LLC, incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K/A filed on September 15, 2005.
†10.30	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.31	Amendment to employment agreement with Francis V. Dane, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.32	Form of stock option agreement dated August 31, 2005 with Russel L. Davis, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.33	Form of stock option agreement dated December 19, 2005 with Guido DiGregorio, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.34	Form of stock option agreement dated August 31, 2005 with Francis V. Dane, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.35	Form of stock option agreement dated August 31, 2005 with C. B. Sung, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
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

10.46
Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.

10.47
Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.

10.48
Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.

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

(c) Financial Statement Schedules
All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 31, 2010.

Communication Intelligence Corp.
By:	/s/ Francis V. Dane Francis V. Dane (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2010.

Signature	Title

/s/ Guido DiGregorio Guido DiGregorio	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Francis V. Dane Francis V. Dane	Chief Legal Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Kurt Amundson Kurt Amundson	Director
/s/ Louis P. Panetta Louis P. Panetta	Director
/s/ David Welch David Welch	Director

-  40 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Communication Intelligence Corporation

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Notes 1 and 4 to the consolidated financial statements, in 2009, the Company adopted a new accounting standard related to whether an equity-linked financial instrument ( or embedded feature) is indexed to an entity's stock.

/S/ GHP Horwath, P.C.
Denver, Colorado
March 31, 2010

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,021	$929
Accounts receivable, net of allowance of $117 and $104 at December 31, 2009 and 2008, respectively	227	700
Prepaid expenses and other current assets	66	80

Total current assets	1,314	1,709
Property and equipment, net	31	48
Patents, net	2,771	3,149
Capitalized software development costs, net	1,515	1,406
Deferred financing costs (Note 3)	218	301
Other assets	29	30

Total assets	$5,878	$6,643

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt, net of discount of $5 at December 31 2008 (Note 3)	−	60
Current portion of long-term debt –net of discount of $2,222, including related party debt of $4,918, net of discount of $2,138 at December 31, 2009 (Note 3)	2,869	−
Accounts payable	118	92
Accrued compensation	327	369
Other accrued liabilities	169	236
Deferred revenue	458	343

Total current liabilities	3,941	1,100
Long-term debt –net of discount of $873, including related party debt of $2,644, net of discount of $834 at December 31, 2008 (Note 3)	−	2,765
Deferred revenue long-term	867	−
Derivative liability	422	−
Total liabilities	5,230	3,865
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 751 and 856 shares outstanding at December 31, 2009 and 2008, respectively ($751 liquidation preference at December 31, 2009)	751	856
Common stock, $.01 par value; 225,000 shares authorized; 190,026 and 130,374 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,900	1,304
Additional paid-in capital	101,221	95,174
Accumulated deficit	(103,178)	(94,569)
Accumulated other comprehensive (loss) income	(46)	13

Total stockholders' equity	648	2,778

Total liabilities and stockholders' equity	$5,878	$6,643

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008
Revenue:
Product	$1,185	$1,686
Maintenance	751	715
	1,936	2,401
Operating costs and expenses:
Cost of sales:
Product	724	895
Maintenance	161	169
Research and development	343	198
Sales and marketing	1,501	1,353
General and administrative	1,977	2,030

	4,706	4,645

Loss from operations	(2,770)	(2,244)

Interest and other income, net	2	72
Interest expense:
Related party (Note 3)	(312)	(243)
Other (Note 3)	(43)	(45)
Amortization of debt discount and deferred financing cost:
Related party (Note 3)	(1,600)	(730)
Other (Note 3)	(78)	(119)
Loss on extinguishment of long-term debt	(829)	−
Loss on derivative liability	(5,136)	–
Net loss	(10,766)	(3,309)
Accretion of beneficial conversion feature, preferred shares (Note 5):
Related party	–	(273)
Other	–	(98)
Preferred stock dividends:
Related party	(45)	(34)
Other	(16)	(13)

Net loss attributable to common stockholders	$(10,827)	$(3,727)
Basic and diluted loss per common share	$(0.08)	$(0.03)
Weighted average common shares outstanding, basic and diluted	141,436	129,247

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In thousands except per share amounts)
	Preferred Shares Outstanding	Preferred Shares Amount		Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance as of January 1, 2008	−	$	−	129,057	$1,291	$93,785	$(91,260)	$(35)	$3,781
Stock based employee compensation						161			161
Fair value of warrants issued in connection with Long-term debt						1,231			1,231
Conversion of short-term notes into Preferred shares, net of expenses of $127	1,040		1,040			(127)			913
Beneficial Conversion Feature associated with the Preferred Shares						371			371
Conversion of preferred shares into Common Stock	(184)		(184)	1,317	13	171			−
Comprehensive loss:
Net loss							(3,309)		(3,309)
Foreign currency translation adjustment								48	48
Total comprehensive loss									(3,261)
Accretion of beneficial conversion feature on preferred stock						(371)			(371)
Preferred share dividends						(47)			(47)
Balance as of December 31, 2008	856		856	130,374	1,304	95,174	(94,569)	13	2,778
Cumulative effect of change in accounting principle on January 1, 2009 – Reclassification of equity-linked financial instrument to derivative liability						(3,510)	2,157		(1,353)
Stock-based employee compensation						318			318
Conversion of preferred shares	(166)		(166)	1,183	11	155			−
Cancellation of warrants recorded as derivative liability						875			875
Exercise of stock options				85	1	7			8
Exercise of warrants				58,384	584	8,263			8,847
Comprehensive loss:
Net loss							(10,766)		(10,766)
Foreign currency translation adjustment								(59)	(59)
Total comprehensive (loss)									(10,825)
Preferred share dividends, paid in kind	61		61			(61)			−
Balances as of December 31, 2009	751		$751	190,026	$1,900	$101,221	$(103,178)	$(46)	$648

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)
	2009	2008
Cash flows from operating activities:
Net loss	$(10,766)	$(3,309)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,107	951
Amortization of debt discount and deferred financing costs	1,678	848
Loss on extinguishment of long term debt	829	-
Stock based employee compensation	318	161
Loss on derivative liability	5,136	-
Non-cash financing expense	337	-
Changes in operating assets and liabilities:
Accounts receivable	473	(248)
Prepaid expenses and other assets	15	55
Accounts payable	26	(43)
Accrued compensation	(42)	5
Other accrued liabilities	(67)	(106)
Deferred revenue	982	(88)
Net cash provided by (used for) operating activities	26	(1,774)

Cash flows from investing activities: Acquisition of property and equipment	(8)	(27)
Capitalized software development costs	(813)	(813)
Net cash used for investing activities	(821)	(840)

Cash flows from financing activities:
Deferred financing costs	(174)	(425)
Proceeds from issuance of short-term debt	-	125
Proceeds from the exercise of stock options and warrants	26	-
Proceeds from issuance of long-term debt	1,100	3,000
Principal payments on debt	(65)	(302)
Net cash provided by financing activities	887	2,398
Effect of exchange rate changes on cash and cash equivalents	-	1

Net increase (decrease) in cash and cash equivalents	92	(215)
Cash and cash equivalents at beginning of period	929	1,144
Cash and cash equivalents at end of period	$1,021	$929

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31,
	2009	2008
Interest paid	$–	$226
Non-cash financing and investing transactions:
Short-term notes and accrued interest exchanged for convertible preferred stock	$–	$1,040
Dividends on preferred shares	$61	$21
Short term notes and accrued interest exchanged for long term notes	$–	$638
Accretion of beneficial conversion feature on convertible preferred shares	$–	$371
Conversion of preferred stock to common stock	$166	$184
Issuance of long-term debt for payment of interest in kind	$355	$–
Reclassification of equity linked instrument to derivative liability	$1,353	$–
Debt discount and related liability recorded in connection with long-term debt	$3,433	$–
Warrants issued for interest recorded as derivative liability	$291	$–

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies are referred to as "transaction and communication enabling technologies." These technologies are designed to provide a cost-effective means for securing electronic transactions, providing network and device access control and enabling workflow automation of traditional paper form processing. The Company believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental to its development of software for multi-modal electronic signatures, handwritten biometric signature verification, and data security. The Company’s products include SignatureOne®, Ceremony® Server, SignatureOne Profile Server, Sign-it®, and iSign®, biometric and electronic signature products, and multi-lingual Jot® handwriting recognition system.

The Company’s 90%-owned joint venture, Communication Intelligence Computer Corporation, in China (the "Joint Venture"), has licensed eCom Asia Pacific Pty Ltd (“eCom”) as its master reseller for CIC products to end users and resellers with the authority and responsibility to create optimal distribution channels within the People’s Republic of China.

Going concern:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2009, the Company’s accumulated deficit was approximately $103,200. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities. In June 2008 and May 2009 the Company raised additional funds through debt and equity financings and converted short-term notes payable to equity (see Note 3).

The Company believes the underlying and driving factors necessary for the electronic signature market to enter the high growth phase have finally merged including, the right technology to allow hosted electronic signature-based recurring revenue solutions through top-tier solution providers who are capable of reaching the mainstream Financial Services Industry market, and economic stability sufficient to sustain reasonable IT spending. The Company also believes it is well positioned to participate in and benefit from the market take off with increasing and sustainable revenue and income growth.

There can be no assurance that the Company will be successful in securing adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Basis of consolidation:

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, and include the accounts of Communication Intelligence Corporation and its 90%-owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated.  All amounts shown in the accompanying consolidated financial statements are in thousands of dollars except per share amounts.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt and long-term debt approximate fair value due to their relatively short maturities. The derivative liability has been stated at fair value using a Black-Sholes option pricing model (Note 4).

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents (level 1 inputs), at December 31, consisted of the following:

	2009	2008
Cash in bank	$ 124	$ 127
Money market funds	897	802

Cash and cash equivalents	$ 1,021	$ 929

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity, and mitigate risk of loss as to principal. At December 31, 2009, the Joint Venture had approximately $1 in cash accounts held by a financial institution in the People's Republic of China.

To date, accounts receivable have been derived principally from revenue earned from end users, manufacturers, and distributors of computer products in North America and the Pacific Rim. The Company performs periodic credit evaluations of its customers, and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions.  The costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  The costs amortized to interest expense amounted to $425, including $212 of unamortized fees written off due to cancellation of the June 2008 notes in May 2009, and $124, for the years ended December 31, 2009 and 2008, respectively.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $25 and $66 for the years ended December 31, 2009 and 2008, respectively.

Property and equipment, net at December 31, consists of the following:

	2009	2008
Machinery and equipment	$1,210	$1,202
Office furniture and fixtures	435	435
Leasehold improvements	90	90
Purchased software	323	323

	2,058	2,050
Less accumulated depreciation and amortization	(2,027)	(2,002)

	$31	$48

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

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2009	2008
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(3,974)	(3,596)

			$2,771	$3,149

Patents are stated at cost less accumulated amortization that, in management’s opinion, does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $378 and $379 for the years ended December 31, 2009 and 2008, respectively.  Amortization expense is estimated to be $379 for each of the seven years through December 31, 2017.  The estimated remaining weighted average useful lives of the patents are 7 years.  The patents identified as "various" are technically narrow or dated patents that the Company believes the expiration of which will not be material to its operations.  At December 31, 2009, the net carrying value of those patents is $0.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Patents (continued):

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in the Codification Topic ASC 350-30-05, “Goodwill and Other” ( “ASC 350”) and ASC 360-05-4, “Impairment or Disposal of Long-Lived Assets” ("ASC 360"). The Company uses the guidance in ASC 350 in response to changes in industry and market conditions that affect its patents; the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment at least annually in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in Item 7 of this Form 10-K. The Company believes that no significant events or circumstances occurred or changed during the year ended December 31, 2009, and therefore concluded that no impairment in the carrying values of the patents existed at December 31, 2009.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the two years ended December 31, 2009.

Software development costs:

Software development costs are accounted for in accordance with the guidance in the Codification Topic 985-20, "Costs of Software to be Sold, Leased or Marketed" ("ASC 985-20"). Under ASC 985-20, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The annual amortization is the greater of (a) the straight-line amortization over the estimated useful life not to exceed three years or (b) the amount based on the ratio of current revenue to anticipated future revenue. The Company performs periodic impairment reviews to ensure that unamortized deferred development costs remain recoverable from the projected future net cash flows that they are expected to generate.

The capitalized costs are amortized to cost of sales. During 2009 and 2008, the Company had capitalized approximately $813 of software development costs each year. Amortization of capitalized software development costs for the years ended December 31, 2009 and 2008 was $704 and $504, respectively.

Other current liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known but some amounts must be estimated such as deposits, taxes, rents and services.  The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2009	2008
Accrued professional services	$102	$110
Rents	39	47
Interest	1	75
Other	27	4
Total	$169	$236

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other current liabilities (continued):

Material commitments:

The Company had the following commitments at December 31, 2009:

	Payments due by period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter
Short-term debt related party (1)	$5,091	$5,091	$–	$–	$–	$–	$–
Operating lease commitments (2)	532	292	240	–	–	–	–
Total contractual cash obligations	$5,623	$5,383	$240	$–	$–	$–	$–

1.	Short-term debt reported on the balance sheet is net of approximately $2,222 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

2.	The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2011.

Revenue recognition:

Revenue is recognized when earned in accordance with applicable guidance found in the Codification topic, ASC 605 “Revenue Recognition,” ASC 985-605, “Software Revenue Recognition,” and ASC 985-605-25 “Revenue Recognition, Multi-Element Arrangements”. The Company recognizes revenue from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period which ever is longer. Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post contract support. Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed, and the Company has delivered its product according to specifications.

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

For each of the years ended December 31, 2009 and 2008, the Company’s sales in the United States as a percentage of total sales were 96%. For the years ended December 31, 2009, and 2008, the Company’s export sales as a percentage of total revenue were approximately 4%. Foreign sales are determined based on the countries to which the Company’s products are sold.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Major customers:

Two customers accounted for 55% of total revenue for the year ended December 31, 2009.  American Family Insurance, Co. accounted for 12% and Wells Fargo Bank accounted for 43%. For the year ended December 31, 2008, two customers accounted for 39% of total revenue, Allstate Insurance Company accounted for 19% and Travelers Indemnity Company accounted for 20%.

Four customers accounted for 75% of gross accounts receivable at December 31, 2009.  eCom Asia Pacific, Ltd accounted for 30%, Lender Live accounted for 22%, Integrasys accounted for 13% and John Deere Information Systems accounted for 10%. Four customers accounted for 82% of accounts receivable at December 31, 2008.  Allstate Insurance Company accounted for 37%, SHI Inc. accounted for 18%, Travelers Indemnity Company accounted for 15% and eCom Asia Pacific, Ltd accounted for 12%.

Research and development:

Research and development costs are charged to expense as incurred.

Marketing

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2009 and 2008 was $59 and $180, respectively.

Net loss per share:

The Company calculates net loss income per share under the provisions of the Codification Topic ASC 260, Earnings Per Share.  ASC 260 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and diluted loss per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the year ended December 31, 2009, 10,231 shares of Common Stock subject to outstanding options and 16,728 shares issuable upon exercise of the warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

For the year ended December 31, 2008, 7,608 shares of Common Stock subject to outstanding options and 41,131 shares issuable upon exercise of the warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

Foreign currency translation:

The Company considers the functional currency of the Joint Venture to be the local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive income (loss)" in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each period except for those expenses related to balance sheet amounts which are translated at historical exchange rates.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net foreign currency transaction gains and losses are included in "Interest and other income, net" in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2009 and 2008 were insignificant.

Comprehensive income:

Accounting Standards Codification topic, ASC 220-10, “Comprehensive Income” (“ASC 220”), requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. ASC 220 also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement.

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

The Company follows the provisions of the Accounting Standards Codification topic, ASC 740, “Income Taxes” (ASC 740). There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company's financial condition or results of operations as a result of ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003, and state tax examinations for years before 2002.  Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the twelve month periods ended December 31, 2009 and 2008.

Recently issued and adopted accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, was effective for the Company beginning September 15, 2009. The change in references to the new Codification did not have an impact on the Company’s consolidated financial position or results of operations.

On January 1, 2009, the Company adopted the guidance of the Derivatives and Hedging topic, ASC 815-40-15, in the Codification, which requires that the Company apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the Company’s stock, including evaluation of the instrument’s contingent exercise and settlement provisions.  See Note 4 for the impact of the adoption of ASC 815-40-15 on the Company’s consolidated balance sheet and statement of operations.

In October 2009, the FASB issued ASU 2009-13 and 2009-14, which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

2. Chinese Joint Venture:

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China (the "Agency"). The Joint Venture's business license expires October 18, 2043.

The Joint Venture had no revenue for the years ended December 31, 2009 and 2008, respectively.  There were no long-lived assets as of December 31, 2009 and 2008.

3. Debt:

Short-term debt:

Short-term debt as of December 31, 2008, consists of a principal balance of $65, net of a remaining debt discount of $5. The debt was repaid in 2009.

Long-term debt:

The current portion of long-term debt as of December 31, 2009, consists of debt related to a financing transaction entered into in May 2009. On May 28, 2009, the Company entered into a financing transaction (“New Financing Transaction”) under which the Company raised capital through the issuance of new secured indebtedness and modified the terms of the June 2008 credit agreement (“Credit Agreement”) described below. Certain parties (Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and certain entities related to Mr. Engmann) to the New Financing Transaction had a pre-existing relationship with the Company. In the New Financing Transaction, the Company received an aggregate of $1,100, which is due on December 31, 2010, which accrues interest at 8% per annum, and which, at the option of the Company, may be paid in cash or in kind. In conjunction with the New Financing Transaction, the Company issued warrants to the lenders to purchase an aggregate of 18,333 shares of common stock (exercisable through June 30, 2012 at $0.06 per share). Additionally, the Company issued a warrant to SG Phoenix LLC, an affiliate of Phoenix, to purchase 3,948 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) and a warrant to purchase 250 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) to the attorney for Phoenix as partial payment of Phoenix’s legal fees related to the transaction.

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709). In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued. The note and warrants have identical terms to the terms outlined in the New Financing Transaction.

The Company recorded a loss on debt extinguishment in the amount of $829 related to the cancellation of the notes, and recorded an increase to additional paid-in capital in the amount of $875 related to the cancellation of warrants that had been recorded as a derivative liability.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

3. Debt (continued):

Long-term debt:

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

In connection with the New Financing Transaction, the Registration Rights Agreement from the previous financing transaction discussed below was amended to provide the lenders certain rights to demand registration of shares issuable upon exercise of the new warrants.

The long-term debt, and related current portion of long-term balance as of December 31, 2008 related to a financing transaction entered into in June 2008. On June 5, 2008, the Company effected a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing debt (collectively, the “Financing Transaction”) described below. Certain parties to the Financing Transactions (Phoenix Venture Fund LLC and Michael Engmann) had a pre-existing relationship with the Company and, with respect to such parties the Financing Transaction may be considered a related party transaction.

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and Ronald Goodman (collectively with Phoenix, the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which are represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bore interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind.  The Company used a portion of the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, and used the remaining proceeds for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $452. Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the assets of the Company and CIC Acquisition Corp. As noted above the terms related to this Credit Agreement were modified in 2009 by the New Financing Transaction discussed above.

Under the terms of the Credit Agreement and in partial consideration for the Creditors’ respective Loans made pursuant to the terms of the Credit Agreement as described above, the Company issued to each Creditor a warrant to purchase up to the number of shares of the Company’s Common Stock obtained by dividing the amount of such Creditor’s Loan by 0.14 (each a “Warrant” and collectively, the ‘Warrants”).  A total of 25,982 shares of the Company’s Common Stock may be issued upon exercise of the Warrants.  The Warrants are exercisable beginning June 30, 2008. The Warrants had an exercise price of fourteen cents ($0.14) per share. The Company ascribed the relative fair value of $1,231 to the warrants, which was recorded as a discount to “Long-term debt” in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.73%; expected life of 3 years; expected volatility of

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

3. Debt (continued):

Long-term debt:

82.3%; and expected dividend yield of 0%. These warrants were cancelled under the terms of the New Financing Transaction discussed above.

In connection with the closing of the Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.

In June 2008, in connection with the Financing Transaction, the outstanding principal balances of $995 plus accrued and unpaid interest of $45 were exchanged for Series A-1 Preferred Shares (the “Preferred Shares”). Certain debt holders elected not to exchange principle balances of  $125 and unpaid interest thereon and were repaid in September 2008.

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

There are outstanding, warrants to acquire 16,728 shares of the Company’s Common Stock issued as part of the above referenced financings. These warrants expire between June 2010 and June 2012. Of the warrants discussed above, 10,246 of the shares underlying the warrants were registered with the Company’s Form S-1/A, which was declared effective December 28, 2007.

During the year ended December 31, 2009, the Company exercised its option related to the New Financing Transaction and made the interest payments in kind. The Company issued new notes in the amount of $283, and issued additional warrants to purchase 4,686 shares of common stock with the same terms as those issued in the New Financing Transaction. The Company ascribed the fair value of $268, to the additional warrants, of which $255 is recorded as a discount to long-term debt in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.64% and 1.45%; expected term of 3 years; expected volatility of 137% and 142%; and expected dividend yield of 0%.

Interest expense associated with the Company’s debt for the year ended December 31, 2009 and 2008 was $2,033 and $1,137, respectively, of which $1,912 and $973 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2009 and 2008 was $1,678 and $849, respectively, of which $1,600 and $730 was related party expense.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

4. Derivative liability:

The Company follows the guidance found in Codification topic, ASC 815-40 “Derivative and Hedging, Contracts in Entity’s Own Equity.” The topic specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company adopted ASC 815-40-15 effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the preferred stock require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion price. The fair value of the embedded conversion feature at January 1, 2009 and December 31, 2009 was insignificant. The warrants were retroactively reclassified as liabilities, the result was a decrease in paid in capital as of January 1, 2009, of $3,510, a decrease in accumulative deficit of $2,157, and the recognition of a liability of $1,353 during various dates. In October and November 2009, warrant holders exercised 300 warrants for cash aggregating $18 and exchanged an aggregate of 82,257 warrants in cashless exercises in accordance with the terms of the agreements. The Company issued 58,384 shares of common stock in satisfaction of the transactions.  The value of the derivative liability for the exchanged warrants was adjusted on the their respective dates of exchange resulting in a $3,354 non-cash charge to expense in the fourth quarter of 2009. The remaining liability as of December 31, 2009 was $422.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	December 31, 2009	January 1, 2009
Expected term	0.5 to 3.00 years	.75 to 2.5 years
Volatility	139.0% - 156.0%	141.9% - 171.7%
Risk-free interest rate	1.70%	1.14%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of December 31, 2009, are as follows:

	Value at December 31, 2009	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$422	$ −	$ −	$422

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability as of December 31, 2009 and December 31, 2008.

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2009, are as follows:

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

4. Derivative liability (continued):

Derivative Liability
Balance at January 1, 2009	$1,353
Derecognition of derivative related to May 28, 2009 refinancing	(875)
Additional derivative recorded related to May 28, 2009 refinancing, including quarterly warrant derivative liability issued as paid-in-kind interest	3,637
Loss recorded to adjust derivative liability to fair value	5,136
Derecognition of derivative related to exercise of warrants in the fourth quarter of 2009	(8,829)
Balance at December 31, 2009	$422

5. Stockholders' equity:

Common stock options:

At December 31, 2009, the Company has one stock-based employee compensation plan, (the "2009 Stock Compensation Plan") and may also grants options to employees, directors and consultants outside of the 2009 Stock Compensation Plan under individual plans.

On July 1, 2009 the Board of Directors adopted the 2009 Stock Compensation Plan. Non-qualified options under the 2009 Stock Compensation Plan are granted to employees, officers, and consultants of the Company. There were 7,000 shares of common stock authorized for issuance under the 2009 Stock Compensation Plan. The options have a term of three to seven years and vest immediately or quarterly over three years as defined. As of December 31, 2009, 2,653 plan options were outstanding, and 2,397 plan options were exercisable with a weighted average exercise price of $0.10 per share.

In April 1999, the Company adopted and in June 1999, the shareholders approved the 1999 Option Plan. Incentive and non-qualified options under the 1999 Option Plan were granted to employees, officers, and consultants of the Company. The 1999 Option Plan expired in April 2009 (options outstanding under that plan are not effected by its expiration). There were 4,000 shares of common stock authorized for issuance under the 1999 Option Plan. The options had a seven year term and generally vested quarterly over three years. As of December 31, 2009, 2,449 plan options were outstanding and 2,439 plan options were exercisable with a weighted average exercise price of $0.58 per share.

The Company has issued options under individual plans to its employees and directors. The individual plan options generally vest over four years or pro rata quarterly over three years. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2009, 5,129 non-plan options were outstanding and 3,413 non-plan options were exercisable with a weighted average exercise price of $0.35 per share.

Share-based payment:

The Company accounts for stock based compensation in accordance with Accounting Standards Codification topic, ASC718 “Compensation- Stock Compensation” (“ASC 718”). ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instrument in the financial statements and is measured based on the grant date fair value of the award.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment:

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. ASC 718 requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the year ended December 31, 2009, was approximately 2%.

ASC 718 requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2009.

Valuation and Expense Information under ASC 718:

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

	Year Ended December 31, 2009	Year Ended December 31, 2008
Risk free interest rate	1.12% - 5.11%	2.64% - 5.11%
Expected life (years)	2.82 – 7.00	3.58 – 6.88
Expected volatility	91.99% - 145.0%	91.99% - 99.98%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under ASC 718 for the years ended December 31, 2009 and 2008. During the year ended December 31, 2009, 85 stock options were exercised at a weighted average $0.09 per share.  There were no stock option exercises during the year ended December 31, 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Research and development	$59	$37
Sales and marketing	98	33
General and administrative	137	75
Director options	24	16
Stock-based compensation expense included in operating expenses	$318	$161

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment:

The summary activity under the Company’s 2009 Stock Compensation Plan, the 1999 Option Plan and Individual Plans is as follows:

	December 31, 2009				December 31, 2008
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	7,608	$0.48			6,036	$0.59
Granted	3,976	$0.10			1,975	$0.15
Exercised	(85)	$0.09			−	$0.00
Forfeited	(1,268)	$0.40			(403)	$0.47

Outstanding at period end	10,231	$0.34		3.9	7,608	$0.48		4.4

Options vested and exercisable at period end	8,249	$0.39		3.3	6,043	$0.56		3.9

Weighted average grant-date fair value of options granted during the period	$.10				$0.10

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	7,235	4.3	$0.17	5,253	$0.19
$0.51 – $1.00	2,908	2.8	$0.72	2,908	$0.72
$1.01 – $2.00	73	2.2	$1.66	73	$1.66
$2.01 – $2.99	−	0.0	$0.00	−	$0.00
$3.00 – $7.50	15	0.5	$3.56	15	$3.56
	10,231			8,249

A summary of the status of the Company’s nonvested shares as of December 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,565	$0.30
Granted	3,976	$0.08
Forfeited	(1,268)	$0.11
Vested	(2,291)	$0.25
Nonvested	1,982	$0.10

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Share-based payment:

As of December 31, 2009, there was $100 of total unrecognized compensation cost related to nonvested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.25 years.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the provisions of ASC 718, which may have a material impact on the Company’s financial statements.

As of December 31, 2009, 10,231 shares of common stock were reserved for issuance upon exercise of outstanding options.

Warrants:

In October 2009, a note holder and related party exercised 300 warrants, and the Company issued 300 shares of common stock at $0.06 per share. Company received $18 in cash.

In late October and early November 2009, note holders, including related parties, exercised 82,557 warrants in cashless exercises under the terms of the New Financing Transaction. The warrant exchange rate was based on the average closing price of the Company’s common stock for the preceding five trading days prior to the date of exercise. The Company issued 58,384 shares of common stock, including 52,429 shares to related parties.

At December 31, 2009, 16,728 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants.

Preferred Shares:

In connection with the closing of the June 2008 Financing Transaction (see Note 3), the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s then outstanding aggregate balance of $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 Shares of the Company’s Series A-1 Cumulative Preferred Stock (“the Preferred Shares”). The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over common stock of $1.00 per share, and are convertible into shares of common stock at a ratio of one Preferred Share for 7.1429 shares of Common Stock. The Preferred Shares may vote on matters put to the Company’s stockholders on an as-converted-to-Common-Stock basis. Subject to further adjustment as provided in the Certificate of Designations, Powers, Preferences and Rights of the Preferred Shares, shares of Preferred are presently convertible into shares of common stock at a ratio of one share of Preferred for 7.1429 shares of common stock. If all shares of Series A-1 Preferred were converted into Common Stock at the above conversion ratio, the Company would issue 5,400 shares of Common Stock. As of December 31, 2009, holders of Preferred Shares have converted an aggregate of 350 shares of Preferred Shares into 2,500 shares of Common Stock. The preferred stock transaction resulted in a beneficial conversion feature of $371, of which $273 is attributable to Michael Engmann and $98 to the other creditors. The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock for the quarter ended June 30, 2008. The Company has accumulated dividends on the shares of Series A-1 Preferred of $108.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands)

5. Stockholders' equity (continued):

Preferred Shares (continued):

Under the terms of the Registration Rights Agreement, the Company was obligated to prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement under the Securities Act of 1933, as amended (the Securities Act”) covering the resale of the shares of Common Stock issued upon conversion of the shares of Preferred Stock and exercise of the Warrants as described above. The Company must also use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until the

5. Stockholders' equity (continued):

Preferred Shares (continued):

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

During the year ended December 31, 2009, one preferred shareholder, a related party, converted an aggregate of 166 preferred shares into 1,183 shares of the Company’s Common Stock.

6. Commitments:

Lease commitments:

The Company currently leases its principal facilities (the "Principal Offices) in Redwood Shores, California, pursuant to a sublease that expires in 2011. The Joint Venture leases space on a month to month basis in Nanjing, China. In addition to monthly rent, the U.S. facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $267, and $260, in 2009 and 2008, respectively.

7. Income taxes:

As of December 31, 2009, the Company had federal net operating loss carryforwards available to reduce taxable income of approximately $64,787.  The net operating loss carryforwards expire between 2010 and 2029. The Company also had federal research and investment tax credit carryforwards of approximately $202 that expire at various dates through 2012. The Company also has state net operating loss carryforwards available to reduce taxable income of approximately $25,241. The net operating loss carryforwards expire between 2010 through 2029.

Deferred tax assets and liabilities at December 31, consist of the following:
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$23,543	$24,959
Credit carryforwards	202	315
Deferred income	582	117
Other, net	156	170

Total deferred tax assets	24,483	25,561

Valuation allowance	(24,483)	(25,561)

Net deferred tax assets	$-	$-

7. Income taxes (continued):

Income tax benefit differs from the expected statutory rate as follows:

	2009	2008
Expected federal income tax benefit	$(3,673)	$(1,267)
State income tax benefit	(648)	(330)
Expired net operating loss	2,714	1,911
Change in valuation allowance and other	1,607	(314)
Income tax benefit	$–	$–

7. Income taxes (continued):

A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carryforwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period. During 1997, the Company experienced stock ownership changes which could limit the utilization of its net operating loss and research and investment tax credit carryforwards in future periods. In addition, a study of recent transactions has not been preformed to determine whether any further limitations might apply.

8. Employee benefit plans:

The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.