Form 10-Q
period 2010-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2010-05-17
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      March 31, 2010

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

(650) 802-7888
Registrant's telephone number, including area code

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

Number of shares outstanding of the issuer's Common Stock, as of May 17, 2010: 190,776,482.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31,	December 31,
	2010	2009
Assets	Unaudited
Current assets:
Cash and cash equivalents	$334	$1,021
Accounts receivable, net of allowance of $113 and $117 at March 31, 2010 and December 31, 2009, respectively	108	227
Prepaid expenses and other current assets	92	66

Total current assets	534	1,314
Property and equipment, net	27	31
Patents, net	2,676	2,771
Capitalized software development costs, net	1,553	1,515
Deferred financing costs	229	218
Other assets	29	29

Total assets	$5,048	$5,878

Liabilities and Stockholders'(Deficit) Equity
Current liabilities:
Current portion of long-term debt –net of discount of $1,766 and $2,222, at March 31, 2010 and December 31, 2009, respectively, including related party debt of $5,015 and $4,918, net of discount of $1,706 and $2,138 at March 31, 2010 and December 31, 2009 respectively (Note 4)	3,425	2,869
Accounts payable	215	118
Accrued compensation	332	327
Other accrued liabilities	125	169
Deferred revenue	487	458

Total current liabilities	4,584	3,941
Deferred revenue long-term	836	867
Derivative liability	537	422
Total liabilities	5,957	5,230
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 766 and 751 shares outstanding at March 31, 2010 and December 31, 2009, respectively ($766 liquidation preference at March 31, 2010)	766	751
Common stock, $.01 par value; 275,000 shares authorized; 190,776 and 190,026 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,908	1,900
Additional paid-in capital	101,290	101,221
Accumulated deficit	(104,828)	(103,178)
Accumulated other comprehensive loss	(45)	(46)

Total stockholders' (deficit) equity	(909)	648

Total liabilities and stockholders' (deficit) equity	$5,048	$5,878

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Revenue:
Product	$37	$69
Maintenance	170	177
Total Revenue	207	246

Operating costs and expenses:

Cost of sales:
Product	156	170
Maintenance	24	49
Research and development	103	112
Sales and marketing	425	375
General and administrative	425	462
Total operating costs and expenses	1,133	1,168

Loss from operations	(926)	(922)

Interest and other income, net	–	1
Interest expense:
Related party	(101)	(69)
Other	(5)	(4)
Amortization of loan discount and deferred financing:
Related party	(589)	(197)
Other	(21)	(10)
Loss on derivative liability	(8)	(85)
Net loss	(1,650)	(1,286)

Preferred stock dividends:
Related party	(12)	(13)
Other	(3)	(4)

Net loss attributable to common stockholders	$(1,665)	$(1,303)
Basic and diluted loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	190,551	130,670

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' (Deficit) Equity
Three Months Ended March 31, 2010
Unaudited
(In thousands)

	Preferred Shares Outstanding	Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2009	751	$751	190,026	$1,900	$101,221	$(103,178)	$(46)	$648

Stock based employee compensation					26			26
Common stock issued for services			750	8	58			66
Comprehensive loss:
Net loss						(1,650)		(1,650)
Foreign currency translation adjustment							1	1
Total comprehensive loss								(1,649)
Preferred share dividends	15	15			(15)			−
Balances as of March 31, 2010	766	$766	190,776	$1,908	$101,290	$(104,828)	$(45)	$(909)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,650)	$(1,286)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	264	280
Amortization of debt discount and deferred financing costs	611	207
Stock-based employee compensation	26	26
Loss on derivative liability	8	85
Non-cash financing expense	108	−
Changes in operating assets and liabilities:
Accounts receivable, net	119	447
Prepaid expenses and other assets	(26)	(22)
Accounts payable	97	46
Accrued compensation	5	(4)
Other accrued liabilities	(44)	(53)
Deferred revenue	(2)	(146)
Net cash used for operating activities	(484)	(420)

Cash flows from investing activities: Acquisition of property and equipment	(2)	(2)
Capitalized software development costs	(201)	(167)
Net cash used for investing activities	(203)	(169)

Cash flows from financing activities:
Principal payments on short term debt	−	(15)
Net cash used for financing activities	−	(15)

Effect of exchange rate changes on cash and cash equivalents	−	(8)

Net decrease in cash and cash equivalents	(687)	(612)
Cash and cash equivalents at beginning of period	1,021	929
Cash and cash equivalents at end of period	$334	$317

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2010		2009
Supplementary disclosure of cash flow information
Interest paid	$	−		$79

Non-cash financing and investing transactions
Conversion of preferred stock to common stock	$	−		$86
Issuance of long-term debt for payment of interest in kind		$100		$72
Reclassification of equity linked instrument to derivative liability	$	−		$1,353
Issuance of preferred shares by payment of dividends in kind		$15		$17
Warrants issued for interest recorded as derivative liability		$107		$19
Issuance of common stock for services		$66	$	−

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

1.	Nature of business

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company's transaction and communication enabling technologies are designed to provide a cost-effective means for securing electronic transactions and enabling workflow automation of traditional paper form processing. The Company believes that these technologies offer more efficient methods for conducting electronic transactions while providing more functional user authentication and heightened data security. The Company's transaction and communication enabling technologies have been fundamental to its development of software for multi-modal electronic signatures, handwritten biometric signature verification, and data security.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at March 31, 2010, the Company’s accumulated deficit was approximately $105,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities. In June 2008 and May 2009 the Company raised additional funds through debt and equity financings and converted short-term notes payable to equity (see Note 4). In May 2010, the Company amended its credit agreement to provide for an additional $1 million in funding (Note 8).

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

There can be no assurance that the Company will be successful in securing adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

1.	Nature of business

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to their relatively short maturities. The derivative liability has been stated at fair value using a Black-Scholes option pricing model (Note 5).

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective on January 1, 2011 while early adoption is permitted. We adopted these new accounting standards on January 1, 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements. Had we adopted these new standards in 2009, the impact on our consolidated financial statements would not have been material.

2.         Accounts receivable and revenue concentrations

Two customers accounted for 79% of gross accounts receivable as of March 31, 2010. eCom Asia Pacific, Ltd. accounted for 45% and Guardian Mortgage accounted for 34%.  Four customers accounted for 75% of gross accounts receivable at December 31, 2009.  eCom Asia Pacific, Ltd accounted for 30%, LenderLive accounted for 22%, Integrasys accounted for 13% and John Deere Information Systems accounted for 10%.

Two customers accounted for 36% of total revenue for the three months ended March 31, 2010, Ascension Health accounted for 10% and Wells Fargo Bank NA, accounted for 26%.  For the three months ended March 31, 2009, two customers accounted for 37% of total revenues. Prudential accounted for 14% and Wells Fargo Bank NA, accounted for 23%.

3.	Patents

The Company performs intangible asset impairment analysis at least annually in accordance with the relevant accounting guidance. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the factors listed in Critical Accounting Policies in the Company’s Annual Report on Form 10-K.

Management completed an analysis of its patents as of December 31, 2009.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three months ended March 31, 2010, and therefore concluded that no impairment in the carrying values of the patents existed at March 31, 2010.

Amortization of patent costs was $95 for each of the three month periods ended March 31, 2010 and 2009.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

4.	Debt:

As of March 31, 2010, the debt balance relates to a financing transaction entered into in May 2009. On May 28, 2009, the Company entered into a financing transaction (“New Financing Transaction”) under which the Company raised capital through the issuance of new secured indebtedness and modified the terms of the June 2008 credit agreement (“Credit Agreement”) described below. Certain parties (Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and certain entities related to Mr. Engmann) to the New Financing Transaction had a pre-existing relationship with the Company. In the New Financing Transaction, the Company received an aggregate of $1,100, which is due on December 31, 2010, which accrues interest at 8% per annum, and which, at the option of the Company, may be paid in cash or in kind. In conjunction with the New Financing Transaction, the Company issued warrants to the lenders to purchase an aggregate of 18,333 shares of common stock (exercisable through June 30, 2012 at $0.06 per share). Additionally, the Company issued a warrant to SG Phoenix LLC, an affiliate of Phoenix, to purchase 3,948 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) and a warrant to purchase 250 shares of common stock (exercisable through June 30, 2012 at $0.06 per share) to the attorney for Phoenix as partial payment of Phoenix’s legal fees related to the transaction.

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709). In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued. The notes and warrants issued in May 2009 have identical terms to the terms of the notes and warrants issued in the Financing Transaction, which terms are described below. The Company ascribed the fair value of $3,178 to the new warrants, excluding the warrants issued for administrative services, which is recorded as a discount to long-term debt in the balance sheet. The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.64%; expected term of 3 years; expected volatility of 137%; and expected dividend yield of 0%. The Company may use the proceeds from the New Financing Transaction to pay the Company’s indebtedness and accrued interest on that indebtedness, for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses in connection with the New Financing Transaction, which were $347, including $173 attributable to the warrants issued for the administrative services. The fees and expenses are recorded as deferred financing costs and are to be amortized over the life of the loan.

In connection with the New Financing Transaction, the Registration Rights Agreement from the previous Financing Transaction discussed below was amended to provide the lenders certain rights to demand registration of shares issuable upon exercise of the new warrants.

On June 5, 2008, the Company effected a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing debt (collectively, the “Financing Transaction”) described below. Certain parties to the Financing Transactions (Phoenix and Mr. Engmann) had a pre-existing relationship with the

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

4.	Debt (continued):

Company and, with respect to such parties the Financing Transaction may be considered a related party transaction.

Under the Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix, Mr. Engmann and Ronald Goodman (collectively the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which were represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bore interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind.  The Company used a portion of the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, and used the remaining proceeds for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $452. Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the assets of the Company and CIC Acquisition Corp. As noted above, the terms related to this Credit Agreement were modified in 2009 by the New Financing Transaction discussed above.

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

In June 2008, in connection with the Financing Transaction, certain outstanding principal balances of $995 plus accrued and unpaid interest of $45 were exchanged for Series A-1 Preferred Shares (the “Preferred Shares”). Certain debt holders elected not to exchange principle balances of  $125 and unpaid interest thereon and were repaid in September 2008.

Since the fourth quarter of 2008, the Company has exercised its option related to the New Financing Transaction and made the interest payments in kind. During the three months ended March 31, 2010, the Company paid interest in kind and issued new notes in the amount of $100, and issued additional warrants to purchase 1,674 shares of common stock with the same terms as those issued in the New Financing Transaction. The Company ascribed the fair value of $107, to the additional warrants, of which $100 is recorded as a discount to short-term debt in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.60%; expected term of 3 years; expected volatility of 148%; and expected dividend yield of 0%.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
(In thousands, except per share amounts)

4.	Debt (continued):

Interest expense associated with the Company’s debt for the three months ended March 31, 2010 and 2009 was $716 and $280, respectively, of which $690 and $266 was related party interest expense. Amortization of debt discount and deferred financing costs included in interest expense for the three months ended March 31, 2010 and 2009 was $610 and $207, respectively, of which $589 and $197 was related party expense.

5.       Derivative liability

The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company adopted ASC 815-40-15 effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the Preferred Shares require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion price. The fair value of the embedded conversion feature at March 31, 2010 and March 31, 2009 was insignificant. The liability was adjusted to fair value as of March 31, 2010, resulting in an increase in the liability and other expense of $8 for the three months ended March 31, 2010 and $85 for the three months ended March 31, 2009. At March 31, 2010, the Company issued additional warrants to purchase 1,674 shares of common stock and recorded the value of $107 to the derivative liability. The ending derivative liability at March 31, 2010 was $537.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2010	December 31, 2009
Expected term	.25 to 3.00 years	0.5 to 3.00 years
Volatility	109.4% - 161.8%	139.0% - 156.0%
Risk-free interest rate	1.45%	1.70%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of March 31, 2010, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$ 537	$ −	$ −	$ 537

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

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
(In thousands, except per share amounts)

5.       Derivative liability (continued)

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability as of March 31, 2010 and December 31, 2009, respectively.

Changes in the fair market value of the level 3 derivative liability for the three month period ended March 31, 2010 are as follows:

Derivative Liability
Balance at December 31, 2009	$422
Additional liabilities recorded related to paid in kind interest	107
Loss on derivative liability	8

Balance at March 31, 2010	$537

6.	Net loss per share

The Company calculates net loss per share under the provisions of the Codification Topic ASC 260, Earnings Per Share. ASC 260 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the three month period ended March 31, 2010, 9,468 shares of common stock issuable upon the exercise of outstanding options and 18,401 shares issuable upon the exercise of warrants and 5,473 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

For the three month period ended March 31, 2009, 7,133 shares of common stock issuable upon the exercise of outstanding options and 41,131 shares issuable upon the exercise of warrants and 5,621 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

7.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and also granted options to employees, directors and consultants pursuant to individual plans.

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. The Board has granted 2,664 options pursuant to the plan.

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

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
(In thousands, except per share amounts)

7.	Equity (continued)

actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the three months ended March 31, 2010 was approximately 25%, and for the comparable three months in 2009 was approximately 58%, based on historical data.

ASC 718-10-50 requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three month period ending March 31, 2010 and 2009.

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

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Risk free interest rate	1.12% – 5.11%	3.32% – 5.11%
Expected life (years)	2.82 – 7.00	3.21 – 6.88
Expected volatility	91.99% – 147.41%	80.96% – 104.57%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three months ended March 31, 2010 and 2009. The Company granted 250 stock options during the three months ended March 31, 2010 and no stock options were exercised. There were no stock options granted during the three months ended March 31, 2009 and no options were exercised.

	Three Months Ended March31,
	2010	2009
Research and development	$7	$4
Sales and marketing	2	8
General and administrative	17	14
Stock-based compensation expense	$26	$26

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

7.	Equity (continued)

A summary of option activity under the Company’s plans as of March 31, 2010 and 2009 is as follows:

	As of March 31,
	2010					2009
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	10,231	$0.34				7,608	$0.48
Granted	250	$0.12		$	−	−
Exercised	−					−
Forfeited or expired	(1,013)	$0.11			$6	(475)	$0.79
Outstanding at March 31	9,468	$0.36	4.06		$6	7,133	$0.47	4.33	$	−
Vested and expected to vest at March 31	9,468	$0.36	4.06	$	−	7,133	$0.47	4.33	$	−
Exercisable at March 31	8,457	$0.39	3.50	$	−	5,841	$0.53	3.93	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2010 and 2009:

	As of March 31, 2010
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.07 – 0.50	6,472	3.5		$0.18	5,461		$0.18
$0.51 – 1.00	2,908	2.5		$0.72	2,908		$0.72
$1.01 – 2.00	73	1.9		$1.66	73		$1.66
$2.01 – 3.00	−	−	$	−	−	$	−
$3.01 – 7.50	15	0.2		$3.56	15		$3.56
	9,468	3.2		$0.36	8,457		$0.39

	As of March 31, 2009
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.12 – 0.50	4,054	5.0		$0.25	2,762		$0.28
$0.51 – 1.00	2,991	3.5		$0.72	2,991		$0.72
$1.01 – 2.00	73	2.9		$1.66	73		$1.66
$2.01 – 3.00	−	−	$	−	−	$	−
$3.01 – 7.50	15	1.2		$3.56	15		$3.56
	7,133	4.3		$0.47	5,841		$0.53

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
(In thousands, except per share amounts)

7.	Equity (continued)

A summary of the status of the Company’s non-vested shares as of March 31, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	1,982	$0.13
Granted	250	$0.12
Forfeited	(1,014)	$0.11
Vested	(207)	$0.12
Nonvested at March 31, 2010	1,011	$0.14

As of March 31, 2010, there was $60 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.3 years.

Preferred Shares

In connection with the closing of the June 2008 Financing Transaction (see Note 4, Debt), the Company also entered into the Securities Purchase Agreement (the “Purchase Agreement”) and the Registration Rights Agreement.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s then outstanding aggregate balance of $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 Preferred Shares. The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and, subject to further adjustment, are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the outstanding Preferred Shares are converted in their entirety, the Company would issue 5,471 shares of common stock. The shares of Preferred Shares are convertible any time after June 30, 2008. The preferred stock transaction resulted in a beneficial conversion feature of $371, of which $273 is attributable to Mr. Engmann and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to common stockholders for the quarter ended June 30, 2008. As of March 31, 2010, the Company paid the first quarter 2010 accrued dividends on the preferred shares in kind by issuing 15 Preferred Shares which are included in the total outstanding Preferred Shares mentioned above. The 15 Preferred Shares issued are convertible into 107 shares of common stock. As of March 31, 2010, there are 766 Preferred Shares outstanding.

8.	Subsequent event

On May 4, 2010, the Company entered into a second amendment of the Credit Agreement dated June 5, 2008 (“Amendment No. 2 to the Credit Agreement”) by and among the Company and Phoenix Venture Fund LLC (“Phoenix”), Michael Engmann and Ronald Goodman (each a “Lender” and collectively the “Lenders”), which Credit Agreement had previously been amended by the parties thereto on May 28, 2009 in connection with a previous financing transaction.  Under Amendment No. 2 to the Credit Agreement, until August 31, 2010, upon submission of a written request by the Company and the approval of Phoenix in its sole discretion, the Company has the ability to receive up to an aggregate of $1.0 million in additional funding through the issuance of additional secured promissory notes to Phoenix and/or its designees.  In connection with the issuance of any additional secured promissory notes to Phoenix and/or its designees, the Company is obligated to issue warrants to purchase shares of the Company’s Common Stock. The additional secured promissory notes mature on December 31, 2010, and bear interest at eight percent (8%) per annum. Such warrants are exercisable at $0.06 per share, and shall expire

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
(In thousands, except per share amounts)

8.	Subsequent events (continued)

three years after the date of issuance. If Phoenix and/or its designees loan an aggregate of $1.0 million to the Company under the Credit Agreement, as amended, the Company would be obligated to issue warrants to purchase 16,667 shares of the Company’s Common Stock to Phoenix and/or its designees, as applicable. On May 4, 2010, the Company received a loan of $150 and issued warrants to purchase 2,500 shares of the Company’s Common Stock at an exercise price of $0.06 per share.  The Company paid $20 to SG Phoenix LLC, an affiliated entity of Phoenix, in connection with services provided by SG Phoenix.  The Company will also pay certain legal fees and expenses of Phoenix’s law firm.

The Company may use any funds received from Phoenix under Amendment No. 2 to the Credit Agreement to make payments on the Company’s existing indebtedness and accrued interest on that indebtedness, for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses in connection with the Company’s entry into Amendment No. 2 to the Credit Agreement.

In connection with the Company’s entry into Amendment No. 2 to the Credit Agreement, the Company also entered into a second amendment to the Registration Rights Agreement dated June 5, 2008 in order to provide for certain registration rights for the shares of Common Stock issuable upon exercise of the warrants issuable under Amendment No. 2 to the Credit Agreement.

Transactions With Related Persons

Certain parties to Amendment No. 2 to the Credit Agreement have a pre-existing relationship with the Company and, with respect to such parties, the Company’s entry into Amendment No. 2 to the Credit Agreement and other related agreements may be considered related party transactions.  Phoenix, Michael Engmann and certain entities controlled by Mr. Engmann are lenders to the Company under the Credit Agreement, as amended, as well as in several previous financing transactions.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2009, net losses aggregated approximately $12,800 and at December 31, 2009, the Company's accumulated deficit was approximately $103,200. At March 31, 2010, its accumulated deficit was approximately $104,800.

Total revenue was $207 for the three months ended March 31, 2010 compared to revenue of $246 in the corresponding three months of the prior year.  Revenue in the first quarter ended March 31, 2010 was primarily attributable to American Family Insurance Company, Fiserv, John Deere Information Systems, Inc., Oracle Corporation, Prudential Financial Inc., St. Vincent Hospital, Travelers Indemnity Company (“Travelers”), and Wells Fargo Bank NA.

The Company believes the first quarter revenue reflects primarily the lingering effect of the unprecedented, negative impact on 2009 financial services industry IT spending brought about by the meltdown in the financial markets. IT spending was virtually non existent in the first quarter of 2009 and although CIC orders rebounded in the second and third quarters due to the priority placed on mission critical electronic signature projects, fourth quarter 2009 IT spending fell significantly, reflecting the reduced 2009 IT budgets. According to industry analysts such as TowerGroup, Celent and Gartner, IT financial industry spending is forecasted to recover in the last half of 2010, returning to levels of spending before the financial meltdown and higher in 2011-2012.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

The benefits of electronic transactions, the paperless enterprise and straight through processing enabled by electronic signature technology has moved through the early adopter and market validation stage and we believe is now entering the high growth phase. We believe that both the product evolution stage, which has gone through three generations of product cycles, and the market dynamics, have now converged and approach the strategic inflection point. Industry Analysts such as Forrester and Gartner are now forecasting accelerated adoption of electronic signature technology. The eSignature market has transitioned from customer facing on premise deployments characterized by per seat one-time, upfront pricing to server side hosted solutions characterized by per transaction pricing with repeating annual revenue enabling significant revenue growth potential. As a recognized leader in its industry CIC believes it is well positioned for rapid revenue growth as the electronic signature market enters take-off.

The Company believes the fundamentals are in place; the electronic signature market, as confirmed by recent industry research analysts such as Gartner and Forrester, is entering critical mass and the takeoff stage, and we believe that we are well positioned to benefit with increasing and sustainable revenue and income growth.

The operating loss for the three months ended March 31, 2010, before interest expense and amortization of the loan discount, deferred financing cost, and loss on derivative liabilities was $926 compared to $922 in the prior year, an increase of less than 1%.  The increase in the loss from operations is due to the decreased revenue for the comparable three month periods, which offset a 3%, or $35 decrease in operating expenses including cost of sales.  Non-operating expense for the three months ended March 31, 2010 was $724, an increase of 98%, or $359, compared to $365 for the corresponding prior year period. This increase is primarily attributable to non-cash loan amortization and deferred financing cost associated with the warrants issued in May 2009, and subsequent in -kind payments of interest expense.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Form 10-K.

Effect of Recent Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective on January 1, 2011 while early adoption is permitted. We adopted these new accounting standards on January 1, 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements. Had we adopted these new standards in 2009, the impact on our consolidated financial statements would not have been material.

Results of Operations

Revenue

Product revenue for the three-month period ended March 31, 2010 decreased 46%, or $32, to $37, compared to revenues of $69 in the prior year period.  The decrease in revenue is primarily due to reduced IT spending brought about by the financial meltdown that occurred in 2008 and has continued through the first quarter of 2010.  Maintenance revenue decreased 4%, or $7, for the three-month period ended March 31, 2010 to $170, compared to revenues of $177 in the prior year period.  This decrease is primarily due to lower maintenance revenues from two customers that signed multi year contracts at a reduced annual rate.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Cost of Sales

Cost of sales decreased $39, or 18%, to $180, for the three-month period ended March 31, 2010, compared to $219 in the prior year comparable period. The decrease in cost of sales was due to a reduction in direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems offset by additional capitalized software development amortization from projects completed since December of the prior year.

Operating expenses

Research and Development Expenses

Research and development expenses decreased approximately 8%, or $9, to $103 for the three-month period ended March 31, 2010, compared to $112 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $9 decrease was the two person reduction in head count, one senior-level engineer and the transfer to sales and marketing of one sales support engineer, as compared to the prior year period.  Total expenses, before capitalization of software development costs and other allocations for the three months ended March 31, 2010 was $349 compared to $450 in the prior year. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

Sales and Marketing Expenses

Sales and marketing expenses increased 13%, or $50, to $425 for the three months ended March 31, 2010, compared to $375 in the prior year. The increase was primarily attributable to increases in head count by one sales engineer as discussed above and one senior level sales executive.

General and Administrative Expenses

General and administrative expenses decreased 8%, or $37, to $425 for the three months ended March 31, 2010, compared to $462 in the prior year. The decrease was primarily due to reductions in professional services and other general corporate expenses. The Company anticipates that general and administrative expense will remain relatively consistent with the amounts incurred in the prior year in the near term.

Interest income and other income, net

Interest income and other income, net was relatively unchanged, a decrease of $1 for the three months ended March 31, 2010, compared to the prior year.

Interest expense

Interest expense, related party increased 46%, or $32, to $101 for the three months ended March 31, 2010, compared to $69 in the prior year period. The increase was primarily due to the New Financing Transaction and payments of interest in kind which adds the interest to the outstanding debt. Interest expense-other was varied slightly at $5 and $4 for the three months ended March 31, 2010 and 2009, respectively.

Amortization of loan discount and deferred financing expense-related party increased $392, or 199%, to $589 for the three months ended March 31, 2010, compared to $197 in the prior year.  The increase was primarily due to the New Financing Transaction and payments of interest in kind which adds the value of the additional warrants issued with the new debt to the discount.

The Company expects to amortize an additional $1,766 of debt discount related to the New Financing Transaction to interest expense through December 2010.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

The loss on derivative liability decreased 91% or $77, to $8 compared to $85 in the prior year comparable period.  The decrease in the loss on derivative liability is primarily due to the cashless exercise of 82,557 warrants in the fourth quarter of 2009. The exercise of the warrants significantly reduced the number of remaining warrants subject to fair value adjustment.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents totaled $334 compared to cash and cash equivalents of $1,021 at December 31, 2009. The decrease in cash was primarily due to cash used by operations of $484, cash used in investing activities of $203, which includes $201 in capitalization of software development costs, and $2 in the acquisition of property and equipment.  Total current assets were $534 at March 31, 2010, compared to $1,314 at December 31, 2009. As of March 31, 2010, the Company's principal sources of funds included its cash and cash equivalents aggregating $334.

Accounts receivable net decreased $119 for the three months ended March 31, 2010, compared to the December 31, 2009 balance, due primarily to the collection of amounts receivable from fourth quarter 2009 billings and lower revenue in the first quarter of 2010.  Billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, were $53 at March 31, 2010, compared to $129 at December 31, 2010.  These amounts have been collected in the second quarter of 2010.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter-to-quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $26 for the three months ended March 31, 2010, compared to the December 31, 2009 balance, due primarily to increases in prepaid insurance and annual fees on maintenance and support costs for the Company’s internal software generally paid in the first quarter added to prepaid expenses over the three months ended March 31, 2010.

Accounts payable increased $97 for the three months ended March 31, 2010, compared to the December 31, 2009 balance, due primarily to an increase in professional service fees.  Accrued compensation increased $5 during the three months ended March 31, 2010, compared to the December 31, 2009 balance.  The balance may fluctuate in the future due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $4,584 at March 31, 2010, compared to $3,941 at December 31, 2009. Deferred revenue, totaling $487 at March 31, 2010, compared to $458 at December 31, 2009, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

In connection with the New Financing Transaction, the Company amended the Credit Agreement such that the notes underlying the Credit Agreement were cancelled and new notes were issued (principal amount of $3,709). In addition, warrants to purchase 26,495 shares of common stock included in the June 2008 transaction were cancelled and new warrants to purchase 61,821 shares of common stock were issued. The notes and warrants issued in May 2009 have identical terms to the terms of the notes and warrants issued in the Financing Transaction which are described below.

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

On June 5, 2008, the Company effected a financing transaction under which the Company raised capital through the issuance of new secured indebtedness and equity, and restructured a portion of the Company’s existing debt (collectively, the “Financing Transaction”) described below. Certain parties to the Financing Transactions (Phoenix and Mr. Engmann) had a pre-existing relationship with the Company and, with respect to such parties the Financing Transaction may be considered a related party transaction.

Under the June 5, 2008 Financing Transaction, the Company entered into a Credit Agreement (the “Credit Agreement”) and a Pledge and Security Agreement (the “Pledge Agreement”), each dated as of June 5, 2008, with Phoenix, Mr. Engmann and Ronald Goodman (collectively the “Creditors,” and each individually a “Creditor”).  Under the terms of the Credit Agreement, the Company received an aggregate of $3,000 and refinanced $638 of existing indebtedness and accrued interest on that indebtedness (individually, a “Loan” and collectively, the “Loans”).  The Loans, which were represented by secured promissory notes (each a “Note” and collectively, the “Notes”), bore interest at eight percent (8%) per annum which, at the option of the Company, may be paid in cash or in kind.  The Company used a portion of the proceeds from the Loans to pay the Company’s existing indebtedness and accrued interest on that indebtedness that was not exchanged for preferred stock as described below, and used the remaining proceeds for working capital and general corporate purposes, in each case in the ordinary course of business; and to pay fees and expenses in connection with the Financing Transaction, which were approximately $452. Additionally, a portion of the proceeds of the Loans were used to repay a short term loan from a Company employee in the amount of $125, plus accrued interest, that was made prior to and in anticipation of the closing of the Financing Transaction.  Under the terms of the Pledge Agreement, the Company and its subsidiary, CIC Acquisition Corp., granted the Creditors a first priority security interest in and lien upon all of the assets of the Company and CIC Acquisition Corp. As noted above the terms related to this Credit Agreement were modified in 2009 by the New Financing Transaction discussed above.

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

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

During the three months ended March 31, 2010, the Company exercised its option related to the New Financing Transaction and made the interest payments in kind. The Company issued new notes in the amount of $100, and issued additional warrants to purchase 1,674 shares of common stock with the same terms as those issued in the New Financing Transaction. The Company ascribed the fair value of $106, to the additional warrants, of which $100 is recorded as a discount to short-term debt in the balance sheet.  The fair value of the warrants was estimated on the commitment date using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.60%; expected term of 3 years; expected volatility of 148%; and expected dividend yield of 0%.

There are outstanding, warrants to acquire 18,401 shares of the Company’s Common Stock issued as part of the above referenced financings. These warrants expire between June 2010 and March 2013.

Interest expense associated with the Company’s debt for the three months ended March 31, 2010 and 2009 was $716 and $280, respectively, of which $690 and $266 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the three months ended March 31, 2010 and 2009 was $610 and $207, respectively, of which $589 and $197 was related party expense.

The Company has the following material commitments as of March 31, 2010:

	Payments due by period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter
Current portion of long-term debt (1)	$5,191	$5,191	$–	$–	$–	$–	$–
Operating lease commitments (2)	463	223	240	–	–	–	–
Total contractual cash obligations	$5,654	$5,414	$240	$–	$–	$–	$–

1.
Current portion of long-term debt reported on the balance sheet is net of approximately $1,766 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2010.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2010 and 2009, foreign currency translation gains and losses were insignificant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act.  Based on that review, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls and Procedures

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

Item 4.             (Removed and Reserved)

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

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

3.11
Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 17, 2010	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)