Form 10-Q
period 2010-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2010-08-16
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      June 30, 2010

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

Number of shares outstanding of the issuer's Common Stock, as of August 12, 2010: 192,418,565.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30,	December 31,
	2010	2009
Assets	Unaudited
Current assets:
Cash and cash equivalents	$567	$1,021
Accounts receivable, net of allowance of $113 and $117 at June 30, 2010 and December 31, 2009, respectively	59	227
Prepaid expenses and other current assets	104	66

Total current assets	730	1,314
Property and equipment, net	24	31
Patents, net	2,582	2,771
Capitalized software development costs, net	1,421	1,515
Deferred financing costs	294	218
Other assets	29	29
Total assets	$5,080	$5,878

Liabilities and Stockholders'(Deficit) Equity
Current liabilities:
Current portion of long-term debt –net of discount of $1,805 and $2,222, at June 30, 2010 and December 31, 2009, respectively, including related party debt of $4,323 and $4,918, net of discount of $1,758 and $2,138 at June 30, 2010 and December 31, 2009 respectively (Note 4)	4,455	2,869
Accounts payable	457	118
Accrued compensation	359	327
Other accrued liabilities	181	169
Deferred revenue	450	458
Total current liabilities	5,902	3,941
Deferred revenue long-term	769	867
Derivative liability	918	422
Total liabilities	7,589	5,230
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $.01 par value; 10,000 shares authorized; 781 and 751 shares outstanding at June 30, 2010 and December 31, 2009, respectively ($781 liquidation preference at June 30, 2010)	781	751
Common stock, $.01 par value; 275,000 shares authorized; 192,418 and 190,026 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,924	1,900
Additional paid-in capital	101,289	101,221
Accumulated deficit	(106,460)	(103,178)
Accumulated other comprehensive loss	(43)	(46)

Total stockholders' (deficit) equity	(2,509)	648

Total liabilities and stockholders' (deficit) equity	$5,080	$5,878
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Product	$54	$211	$90	$280
Maintenance	159	193	329	370
Total Revenues	213	404	419	650

Operating costs and expenses:

Cost of sales:
Product	188	183	344	353
Maintenance	53	48	77	97
Research and development	204	14	306	126
Sales and marketing	322	322	748	697
General and administrative	553	497	996	959
Total operating costs and expenses	1,320	1,064	2,471	2,232

Loss from operations	(1,107)	(660)	(2,052)	(1,582)

Interest and other income (expense), net	−	−	−	1
Interest expense:
Related party	(110)	(78)	(207)	(147)
Other	(4)	(4)	(6)	(8)
Amortization of loan discount and deferred financing:
Related party	(685)	(312)	(1,274)	(510)
Other	(18)	(12)	(38)	(20)
Loss on extinguishment of long term debt	−	(829)	−	(829)
Gain (loss) on derivative liability	304	(966)	295	(1,035)
Net loss	(1,620)	(2,861)	(3,282)	(4,130)
Other	−	−	−	−
Preferred stock dividends:
Related party	(11)	(11)	(22)	(24)
Other	(4)	(4)	(8)	(8)

Net loss attributable to common stockholders	$(1,635)	$(2,876)	$(3,312)	$(4,162)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	190,776	131,346	190,664	131,010

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Changes in Stockholders' (Deficit) Equity
Six-Months Ended June 30, 2010
Unaudited
(In thousands)

	Preferred Shares Outstanding	Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2009	751	$751	190,026	$1,900	$101,221	$(103,178)	$(46)	$648

Stock based employee compensation					56			56
Common stock issued for services			750	8	58			66
Restricted common stock issued in lieu of salaries			1,642	16	(16)			−
Comprehensive loss:
Net loss						(3,282)		(3,282)
Foreign currency translation adjustment							3	3
Total comprehensive loss								(3,279)
Preferred share dividends	30	30			(30)			−
Balances as of March 31, 2010	781	$781	192,418	$1,924	$101,289	$(106,460)	$(43)	$(2,509)

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,282)	$(4,130)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	579	551
Amortization of debt discount and deferred financing costs	1,312	534
Loss on extinguishment of long-term debt	−	829
Stock-based employee compensation	56	54
(Gain) loss on derivative liability	(295)	1,035
Changes in operating assets and liabilities:
Accounts receivable, net	168	455
Prepaid expenses and other assets	38	(3)
Accounts payable	339	94
Accrued compensation	32	(76)
Other accrued liabilities	33	38
Deferred revenue	(106)	(48)
Net cash used for operating activities	(1,126)	(667)

Cash flows from investing activities: Acquisition of property and equipment	(3)	(2)
Capitalized software development costs	(285)	(447)
Net cash used for investing activities	(288)	(449)

Cash flows from financing activities:
Deferred financing costs	−	(174)
Proceeds from issuance of long term debt	960	1,100
Principal payments on short term debt	−	(30)
Net cash provided by financing activities	960	896

Effect of exchange rate changes on cash and cash equivalents	−	(3)

Net decrease in cash and cash equivalents	(454)	(223)
Cash and cash equivalents at beginning of period	1,021	929
Cash and cash equivalents at end of period	$567	$706

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Six Months Ended June 30,
	2010		2009
Supplementary disclosure of cash flow information
Interest paid	$	−		$79

Non-cash financing and investing transactions
Conversion of preferred stock to common stock	$	−		$86
Issuance of long-term debt for payment of interest in kind		$208		$72
Reclassification of equity linked instrument to derivative liability	$	−		$1,353
Issuance of preferred shares for payment of dividends in kind		$30		$17
Warrants issued for interest recorded as derivative liability		$170		$19
Warrants issued in connection with Bridge Loans recorded as derivative liabilities		$622	$	−
Issuance of common stock for services		$66	$	−

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at June 30, 2010, the Company’s accumulated deficit was approximately $106.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities. In June 2008 and May 2009 the Company raised additional funds through debt and equity financings and converted short-term notes payable to equity (see Note 4). In May 2010, the Company amended its credit agreement to provide for an additional $1 million in funding (Note 8).  In July 2010, the Company again amended its credit agreement to provide for an additional $300 in funding (Note 8).  In addition, on August 4, 2010, stockholders approved the conversion of approximately $6 Million of short term debt due in December 2010 into shares of Series B Convertible Preferred Stock and the sale, for cash in a private placement, of 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 8).

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business

Going Concern (continued)

operations and ability to operate as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards are effective on January 1, 2011 while early adoption is permitted. The Company adopted these new accounting standards on January 1, 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements. Had the Company adopted these new standards in 2009, the impact on its consolidated financial statements would not have been material.

2.         Accounts receivable and revenue concentrations

Two customers accounted for 73% of gross accounts receivable as of June 30, 2010. eCom Asia Pacific, Ltd. accounted for 60% and Naval Facilities Engineering accounted for 13%.  Four customers accounted for 75% of gross accounts receivable at December 31, 2009.  eCom Asia Pacific, Ltd accounted for 30%, LenderLive accounted for 22%, Integrasys accounted for 13% and John Deere Information Systems accounted for 10%.

Two customers accounted for 33% of total revenue for the three months ended June 30, 2010, Naval Facilities Engineering accounted for 10% and Wells Fargo Bank NA, accounted for 23%.  Two customers in the aggregate accounted for 57% of total revenues for the three months ended June 30, 2009: American Family Insurance (43%) and Wells Fargo Bank NA (14%).

One customer, Wells Fargo Bank NA, accounted for 25% of total revenues for the six months ended June 30, 2010. Two customers in the aggregate accounted for 44% of total revenues for the six months ended June 30, 2009: American Family Insurance (27%) and Wells Fargo Bank NA (17%).

3.	Patents

The Company performs intangible asset impairment analysis at least annually in accordance with the relevant accounting guidance. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. Fair value is

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q
3.	Patents (continued)

determined by estimating future cash flows from the products that are and will be protected by the patents and taking into account the factors listed in Critical Accounting Policies in the Company’s Annual Report on Form 10-K.

Management completed an analysis of the Company’s patents as of December 31, 2009.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the six-months ended June 30, 2010, and therefore concluded that no impairment in the carrying values of the patents existed at June 30, 2010.

Amortization of patent costs was $94 and $189 for the three and six month periods ended June 30, 2010 and 2009, respectively.

4.	Debt:

As of June 30, 2010, the Company had debt with a principal balance of $6,260 outstanding (recorded net of a discount of $1,805). The outstanding balance included $960 of funds borrowed through a bridge financing with the following terms: an interest rate of 8% per annum and a maturity date of December 31, 2010.  Warrants to purchase16,000 shares of common stock with an exercise price of $0.06 per share expiring in periods from May 2013 through June 2013 were issued with the bridge financing. The remaining principal balance of $5,300 relates to funds raised in financing transactions in 2008 and 2009.  The funds raised in these financings had the following terms:  interest at 8% per annum, and, at the option of the Company, interest could be paid in cash or in kind. Warrants to purchase 80,154 shares of common stock with exercise prices of $0.06 and expiration date June 30, 2012 were issued in the financing transactions. Upon execution of each financing a debt discount was recorded. As of June 30, 2010 and December 31, 2009, a discount of $1,805 and $2,222 was included in the debt balance. For the six month periods ended June 30, 2010 and 2009, amortization of the debt discount and deferred financing costs was $1,312 and $530 , respectively. For the three months ended June 30, 2010 and 2009, amortization of the debt discount was $703 and $324 , respectively. The warrants included in the financing transactions were determined to be derivative liabilities (Note 5).

5.       Derivative liability
The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company adopted ASC 815-40-15 effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the Preferred Shares require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion price. The fair value of the embedded conversion feature at June 30, 2010 and June 30, 2009 was insignificant. The Company issued additional warrants to purchase 17,795 shares of common stock during the six months ended June 30, 2010, in connection with Bridge Loans and paid in kind interest resulting in an increase in the liability of  $686. For the three months ended June 30, 2009 the liability and other expense increased $966. The liability was adjusted to fair

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

5.       Derivative liability (continued)

value as of June 30, 2010, resulting in a decrease in the liability and other expense of $304 and $295 for the three and  six months ended June 30, 2010. As of June 30, 2009, the liability was adjusted to fair value, resulting in an increase in the liability and other expense of $1,035 for the six months ended June 30, 2009 and $966 for the three months ended June 30, 2009. The ending derivative liability at June 30, 2010 was $918.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liabilities. Key assumptions used to apply these models are as follows:

	June 30, 2010	December 31, 2009
Expected term	.03 to 3.00 years	0.5 to 3.00 years
Volatility	152.1% - 171.4%	139.0% - 156.0%
Risk-free interest rate	1.00%	1.70%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of June 30, 2010, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$ 918	$ −	$ −	$ 918

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of June 30, 2010 and December 31, 2009, respectively.

Changes in the fair market value of the level 3 derivative liability for the six month period ended June 30, 2010 are as follows:

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

5.	Derivative liability (continued)

Derivative Liability
Balance at December 31, 2009	$422
Additional liabilities recorded related to Bridge loans and paid in kind interest	791
Gain on derivative liability	(295)

Balance at June 30, 2010	$918

6.	Net loss per share

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

For the three and six month periods ended June 30, 2010, 9,818 shares of common stock issuable upon the exercise of outstanding options and 26,184 shares issuable upon the exercise of warrants and 5,582 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

For the three and six month periods ended June 30, 2009, 8,213 shares of common stock issuable upon the exercise of outstanding options and 100,867 shares issuable upon the exercise of warrants and 5,332 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

7.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and also granted options to employees, directors and consultants pursuant to individual plans.

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. The Board has granted 3,466 options pursuant to the plan.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the six months ended June 30, 2010 was approximately 24%, and for the comparable six months in 2009 was approximately 19%, based on historical data.

ASC 718-10-50 requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six month periods ending June 30, 2010 and 2009.

[
Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity(continued)

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

	Three and Six Months Ended June 30, 2010	Three and Six Months Ended June 30, 2009
Risk free interest rate	1.12% – 5.11%	1.45% – 5.11%
Expected life (years)	2.82 – 7.00	3.21 – 6.88
Expected volatility	91.99% – 147.41%	80.96% – 131.35%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30, 2010 and 2009. The Company granted 1,250 stock options during the three and six months ended June 30, 2010 and no stock options were exercised. The Company granted 1,200 stock options during the three and six months ended June 30, 2009 and no stock options were exercised.

	Three Months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009
Research and development	$2	$11	$4	$15
Sales and marketing	22	5	39	13
General and administrative	5	12	13	26
Director options	−	−	−	−
Stock-based compensation expense	$29	$28	$56	$54

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

A summary of option activity under the Company’s plans as of June 30, 2010 and 2009 is as follows:

	As of June 30,
	2010					2009
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	10,231	$0.34				7,608	$0.48
Granted	1,250	$0.10		$	−	1,200	$0.10
Exercised	−					−
Forfeited or expired	(1,663)	$0.14		$	−	(595)	$0.77
Outstanding at June 30	9,818	$0.35	3.55	$	−	8,213	$0.42	4.53	$	−
Vested and expected to vest at June 30	9,818	$0.35	3.55	$	−	8,213	$0.42	4.53	$	−
Exercisable at June 30	7,968	$0.40	2.91	$	−	5,616	$0.54	3.74	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2010 and 2009:

	As of June 30, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.07 – $0.50	6,822	4.1	$ 0.16	4,972	$ 0.18
0.51 – 1.00	2,908	2.3	$ 0.72	2,908	$ 0.72
1.01 – 2.00	73	1.7	$ 1.66	73	$ 1.66
2.01 – 3.00	−	−	$ −	−	$ −
3.01 – 7.50	15	0.0	$ 3.56	15	$ 3.56
	9,818	3.55	$ 0.35	7,968	$ 0.40

	As of June 30, 2009
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.10 – $0.50	5,184	5.3	$ 0.21	2,588	$ 0.28
0.51 – 1.00	2,941	3.3	$ 0.72	2,940	$ 0.72
1.01 – 2.00	73	2.7	$ 1.66	73	$ 1.66
2.01 – 3.00	−	−	$ −	−	$ −
3.01 – 7.50	15	1.0	$ 3.56	15	$ 3.56
	8,213	4.5	$ 0.42	5,616	$ 0.54

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

A summary of the status of the Company’s non-vested shares as of June 30, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,982	$0.13
Granted	1,250	$0.10
Forfeited	(979)	$0.11
Vested	(403)	$0.13
Nonvested at June 30, 2010	1,850	$0.12

As of June 30, 2010, there was $63 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 1.8 years.

Preferred Shares

The Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and, subject to further adjustment, are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  For the three and six months ended June 30, 2010, the Company paid the preferred share dividends in kind resulting in the Company issuing 15 and 30 preferred shares, respectively.  For the three and six months ended June 30, 2009, the Company paid the preferred share dividends in kind resulting in the Company issuing 15 and 32 preferred shares, respectively. As of June 30, 2010, there are 781 Preferred Shares outstanding. If the outstanding Preferred Shares are converted in their entirety, the Company would issue 5,582 shares of common stock.

Restricted Share Grants

At June 30, 2010 the Company issued restricted shares to five employees in exchange for reductions in their respective salaries.  The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. Fifty percent of the shares vest on December 31, 2010 and the remaining 50% vest on June 30, 2011, subject to continued employment through such vesting dates.

Common Stock Issued for Services

In January 2010, the Company engaged the services of an experienced placement agent to aid in the search for additional financing. In consideration for their services the Company issued 750 shares of common stock valued at $66.  The $66 was expensed and recorded in general and administrative expense during the six month period ended June 30, 2010.

8.         Subsequent event;

In July 2010, the Company entered into a third amendment of the Credit Agreement dated June 5, 2008.  Under Amendment No. 3 to the Credit Agreement, the Company incurred an additional $300 in secured indebtedness through the issuance of an additional secured promissory note to a new investor.  In connection with the issuance of this additional secured promissory note to this investor, the Company also issued a warrant to purchase 2,000 shares of the Company’s common stock. Prior to conversion in the closing of the Recapitalization on August 5, 2010 (below), the additional secured promissory note was due to mature on December 31, 2010. The warrant is exercisable at $0.06 per share, and expires three years after the date of issuance.

Effective August 4, 2010, the Company completed the conversion of all outstanding debt balances into Preferred Series B shares and the sale of approximately 1.4 million shares of Preferred Series B stock in accordance with an executed Exchange and Purchase Agreement entered into with the debt holders and Phoenix Venture Fund LLC. The transactions resulted in the Company issuing approximately 6,609 shares of

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

8.         Subsequent event (continued);

Series B Preferred Stock in exchange for all of the Company’s outstanding secured indebtedness and issuing 1,440 shares of Series B Preferred Stock for proceeds of $1,068, net of expenses of $372. The proceeds are to be used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the financing transactions.

The unaudited pro forma balance sheet as of June 30, 2010 is presented below as if the Recapitalization and Offering had been completed on June 30, 2010.

COMMUNICATION INTELLIGENCE CORPORATION Pro Forma Balance Sheet as of June 30, 2010 (Unaudited) (In thousands, except per share amounts)
	June 30, 2010
	Actual	Adjustments for Recapitalization and Offering	Pro Forma
Assets
Current assets:
Cash and cash equivalents (1)	$567	$1,368		$1,935
Accounts receivable, net	59			59
Prepaid expenses and other current assets	104			104
Total current assets	730			2,098

Property and equipment, net	24			24
Patents, net	2,582			2,582
Capitalized software development costs, net	1,421			1,421
Deferred financing costs	294	(294)		−
Other assets	29			29
Total assets	$5,080	$1,074		$6,154

Liabilities and Stockholders'(Deficit) Equity
Current liabilities:
Current portion of long-term debt (2)	$4,455	$(4,455)	$	−
Accounts payable	457			457
Accrued compensation	359			359
Other accrued liabilities	181			181
Deferred revenue	450			450
Total current liabilities	5,902	(4,455)		1,447

Deferred revenue long-term	769			769
Derivative liability (3)	918	1,156		2,074
Total liabilities	7,589	(3,299)		4,290

Commitments and contingencies
Stockholders' (deficit) equity:
Series A-1 Cumulative Preferred Stock	781			781
Series B Convertible Preferred Stock		6,069		6,069
Common stock	1,924			1,924
Additional paid-in capital	101,289	(1,402)		99,887
Accumulated deficit	(106,460)	(294)		(106,754)
Accumulated other comprehensive loss	(43)			(43)
Total stockholders' (deficit) equity	(2,509)	4,373		1,864
Total liabilities and stockholders' (deficit) equity	$5,080	1,074		6,154

1) The Recapitalization includes cash of $300 in bridge financing received after June 30, 2010 and prior to the consummation of the Recapitalization and Offering. The funds received from the Offering of $1,440 are recorded net of the estimated offering costs and expense of $372.
2) In connection with the Recapitalization an Offering, the holders of the Company's indebtedness are exchanging indebtedness of $6,260 (net of a discount of $1,805) for Series B Preferred Stock resulting in the increase to stockholders' equity of $6,069.  Deferred financing costs related to the debt of $294 are charged to accumulative deficit.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

3)  The shares of Series B Preferred Stock include a non standard conversion feature which requires the feature to be classified as a derivative liability. The Company has recorded an estimate of the fair value of $1,013 to this feature. In addition warrants to purchase common stock of the Company were issued to an affiliate of Phoenix as an administrative fee for the Recapitalization and the Offering.  The Company assigned a value of $143 to the warrants based on a Black Scholes pricing model.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2009, net losses aggregated approximately $12.8 million and at December 31, 2009, the Company's accumulated deficit was approximately $103.2 million. At June 30, 2010, its accumulated deficit was approximately $106.5 million.

Total revenue of $419 for the six months ended June 30, 2010 decreased $231 or 36%, compared to revenues of $650 in the corresponding prior year period.  Revenue in the first six months ended June 30, 2010 was primarily attributable to Allscripts/Misys Healthcare, Nationwide Building Society, Naval Facilities Engineering, Prudential Financial Inc., Snap-on Credit, St. Vincent Hospital, Vantis Life and Wells Fargo Bank NA.

Total revenues for the three months ended June 30, 2010 were $213 compared to revenues of $404 in the corresponding prior year period. Revenue in the three months ended June 30, 2010 was primarily attributable to Allstate Insurance, Allscripts/Misys Healthcare, Nationwide Building Society, Naval Facilities Engineering, Prudential Financial Inc., Snap-on Credit, Vantis Life and Wells Fargo Bank NA.
The Company believes the second quarter and first half 2010 revenue reflects primarily the lingering effect of the unprecedented, negative impact on 2009 financial services industry IT spending brought about by the meltdown in the financial markets. The financial sector suffered losses that will exceed $3 trillion. As a result, IT spending by the financial industry, our primary focus, suffered the worse decline in history. According to industry analysts such as TowerGroup, Celent and Gartner, however, IT financial industry spending is forecasted to recover in the last half of 2010, returning to levels of spending before the financial meltdown and higher in 2011 and 2012.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

After the unprecedented decline in IT spending and lingering effects negatively impacting first half revenue, the Company has been experiencing an uptick in proposal activity consistent with forecasts by industry analysts and expects recovery of IT spending and increasing sales in the last half of the year. The Company believes it has made solid progress on several fronts including new partner agreements such as with CSC that extends our technology into multiple platforms, including banking and insurance, expanding our opportunities into CSC’s SaaS based solutions and CIC sponsored research by independent industry analyst Aberdeen confirming and verifying that CIC electronic signature technology is a key factor in enabling cost effective sales growth which is a major challenge for financial enterprises in the face of a constricted economy following the 2009 recession. The Company believes the recently completed financing and recapitalization, together with the solid progress achieved, positions CIC to participate as the electronic signature market as it enters the high growth phase.

The operating loss for the three months ended June 30, 2010, before interest expense and amortization of the loan discount, deferred financing cost, and loss on derivative liabilities was $1,107, compared to $660 in the prior year period, an increase of 68%.  The increase in the loss from operations is due to the decreased revenue for the comparable three month period, and a 24%, or $256 increase in operating expenses including cost of sales.  Non-operating expense for the three months ended June 30, 2010 was $513, a decrease of 77%, or $1,688, compared to $2,201 for the corresponding prior year period. This decrease is primarily attributable to the non-cash loss on the extinguishment of long term debt associated with the May 2009 New Financing and the loss on derivative liabilities recorded in the prior year period.

The operating loss for the six months ended June 30, 2010, before interest expense and amortization of the loan discount, deferred financing cost, and loss on derivative liabilities was $2,052 compared to $1,582 in the prior year period, an increase of 30%.  The increase in the loss from operations is due to the decreased revenue for the comparable six month period, and a 11%, or $239 increase in operating expenses including cost of sales.  Non-operating expense for the six months ended June 30, 2010 was $1,230, a decrease of 52%, or $1,318, compared to $2,548 for the prior year period. This decrease is primarily attributable to the factors discussed above.

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Results of Operations

Revenue

Product revenue for the three months ended June 30, 2010 decreased 74%, or $157, to $54, compared to revenues of $211 in the prior year period.  The decrease in revenue is primarily due to reduced IT spending brought about by the financial meltdown that occurred in 2008 and has continued through the first half of 2010.  Maintenance revenue decreased 18%, or $34, for the three months ended June 30, 2010 to $159, compared to revenues of $193 in the prior year period.  This decrease is primarily due to lower maintenance revenues from four customers that signed multi year contracts at a reduced annual rate.

Product revenue for the six months ended June 30, 2010 decreased 68%, or $190, to $90, compared to revenues of $280 in the prior year period.  The decrease in revenue is primarily due to the same reasons for the decline in revenue during the three months ended June 30, 2010.  Maintenance revenue decreased 11%, or $41, for the six months ended June 30, 2010 to $329, compared to revenues of $370 in the prior year period.  This decrease is primarily due to the reasons stated for the three months ended June 30, 2010.

Cost of Sales

Cost of sales for the three-month period ended June 30, 2010 increased $10, or 4%, to $241, compared to $231 in the prior year period. The increase in cost of sales was due to additional capitalized software development amortization from projects completed since December of the prior year, offset by a reduction in direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems.

Cost of sales for the six months ended June 30, 2010 decreased $29, or 6%, to $421, compared to $450 in the prior year period. The decrease in cost of sales was due primarily to a reduction in direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems offset by increased capitalized software development amortization from projects completed since December of the prior year.

Operating expenses

Research and Development Expenses

Research and development expenses increased approximately $190, to $204 for the three months ended June 30, 2010, compared to $14 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $176 increase was the reduction in the amount of software development costs capitalized, as compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations for the three months ended June 30, 2010 was $338, compared to $417 in the prior year. The decrease in gross expenses is primarily due to the transfer of a sales engineer from engineering to sales and marketing and the elimination of one senior engineer. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

Research and development expenses increased approximately $180, to $306 for the six-month period ended June 30, 2010, compared to $126 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations for the three months ended June 30, 2010 was $688 compared to $866 in the prior year period. The change in engineering expense for the six-months is due to the same reasons stated for the three month ended June 30, 2010.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Sales and Marketing Expenses

Sales and marketing expenses was $322 for the three months ended June 30, 2010 and 2009. Sales and marketing expenses increased 7%, or $51, to $748 for the six months ended June 30, 2010, compared to $697 in the prior year period. The increase was primarily attributable to increases in head count by one senior level sales executive and one sales engineer. The increase in salary expense was offset by a decrease in general sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased 11%, or $56, to $553 for the three months ended June 30, 2010, compared to $497 in the prior year period. The increase was primarily due to increases in professional services, offset by reductions in other general corporate expenses.

General and administrative expenses increased 4%, or $37, to $996 for the six months ended June 30, 2010, compared to $959 in the prior year period. The increase was primarily due to the same factors discussed above. The Company anticipates that general and administrative expense will remain relatively consistent with the amounts incurred in the prior year in the near term.

Interest income and other income, net

Interest income and other income, net was relatively unchanged, a decrease of $1 for the six-months ended June 30, 2010, compared to the prior year.

Interest expense

Interest expense, related party increased 41%, or $32, to $110 for the three months ended June 30, 2010, compared to $78 in the prior year period. The increase was primarily due to the increase in debt related to the Bridge Financing beginning in May 2010 and payments of interest in kind. Interest expense-other was unchanged at $4 for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, interest expense, related party increased 41%, or $60, to $207 compared to $147 in the prior year period. The increase was primarily due to the same reasons discussed above. Interest expense-other increased $2 for the six-months ended June 30, 2010 compared to the prior year.

Amortization of loan discount and deferred financing expense-related party increased $373, or 120%, to $685 for the three months ended June 30, 2010, compared to $312 in the prior year period.  The increase was primarily due to the New Financing Transaction in June 2009 and payments of interest in-kind, which adds the value of the additional warrants issued with the new debt to the discount.

For the six months ended June 30, 2010, amortization of loan discount and deferred financing expense-related party increased $764, or 150%, to $1,274, compared to $510 in the prior year period.  The increase was primarily due to the same factors discussed above.

The Company expects to amortize an additional $1,805 of debt discount related to the financing transactions to interest expense through December 2010.

For the three and six-months ended June 30, 2010, the Company reported a cash-less gain on derivative liabilities of $304 and $295, respectively. For the three and six months ended June 30, 2009, the Company had losses on the derivative liabilities of $966 and $1,035, respectively. The change in derivative liability values is primarily due to the cashless exercise of 82,557 warrants in the fourth quarter of 2009 and the expiration of an additional 10,012 warrants at June 30, 2010. The exercise and cancelation of the warrants significantly reduced the number of remaining warrants subject to fair value adjustment.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents totaled $567 compared to cash and cash equivalents of $1,021 at December 31, 2009. The decrease in cash was primarily due to the net cash used by operations of $1,126, cash used in investing activities of $288, which includes $285 in capitalization of software development costs, and $3 in the acquisition of property and equipment and cash provided by investing activities of $960.  Total current assets were $730 at June 30, 2010, compared to $1,314 at December 31, 2009. As of June 30, 2010, the Company's principal sources of funds included its cash and cash equivalents aggregating $567.

Accounts receivable, net decreased $168 for the six months ended June 30, 2010, compared to the December 31, 2009 balance, due primarily to the lower revenue in the first six months of 2010.  Billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, were $106 at June 30, 2010, compared to $129 at December 31, 2009.  These amounts are expected to be collected in the third quarter of 2010.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter-to-quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $38 for the six months ended June 30, 2010, compared to the December 31, 2009 balance, due primarily to increases in prepaid insurance, annual fees on maintenance and support costs for the Company’s internal software.

Accounts payable increased $339 for the six months ended June 30, 2010, compared to the December 31, 2009 balance, due primarily to an increase in professional service fees.  Accrued compensation increased $32 during the six months ended June 30, 2010, compared to the December 31, 2009 balance.  The balance may fluctuate in the future due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $5,902 at June 30, 2010, compared to $3,941 at December 31, 2009. Deferred revenue, totaling $450 at June 30, 2010, compared to $458 at December 31, 2009, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

In May 2010, the Company entered into a second amendment of the Credit Agreement  Under Amendment No. 2 to the Credit Agreement, the Company had the ability to receive up to an aggregate of $1.0 million in additional funding through the issuance of additional secured promissory notes to Phoenix and/or its designees.  In connection with the issuance of any additional secured promissory notes, the Company was obligated to issue warrants to purchase shares of the Company’s Common Stock. Such warrants are exercisable at $0.06 per share, and expire three years after the date of issuance., the additional secured promissory notes were due to mature on December 31, 2010. The Company paid $20 to SG Phoenix LLC, an affiliated entity of Phoenix, in connection with services provided by SG Phoenix.  The Company will also pay certain legal fees and expenses of Phoenix’s law firm. The Company agreed to use any funds received from Phoenix under Amendment No. 2 to the Credit Agreement for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses in connection with the Company’s entry into Amendment No. 2 to the Credit Agreement.

   In May and  June 2010, the Company received loans aggregating $960 of the $1,000 in additional funding.  The Company issued 16,000 warrants to purchase shares of common stock at $0.06 per share. The Company ascribed the relative fair value of $622 to the warrants, which was recorded as a discount to “Current portion of long-term debt” in the balance sheet.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

In June 2010, the Company entered into a series of agreements with its two principal stockholders, Phoenix Venture Fund LLC ("Phoenix") and Michael Engmann. Pursuant to the Exchange Agreement, dated June 21 2010, the Company and Phoenix, Mr. Engmann and the other holders of the Company's outstanding senior secured indebtedness (collectively, the "Lenders") agreed, subject to the terms thereof, the Lenders would exchange all of the Company's outstanding senior secured indebtedness into shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), at an exchange price of $1.00 per share (the "Recapitalization"). The Series B Preferred Stock issued in connection with the Recapitalization is convertible into Common Stock at an initial conversion price of $0.06 per share and will accrue dividends at the rate of 10% per annum.

In June 2010, the Company also entered into a purchase agreement (the "Series B Purchase Agreement") with Phoenix, Mr. Engmann and one of his affiliated entities, and other investors (collectively, the "Investors"). Pursuant to the Series B Purchase Agreement, the Company and the Investors agreed, subject to the terms thereof, that the Company would issue and sell and the Investors would purchase for cash in a private placement up to 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (the "Offering"). The effect of the Offering is to provide the Company with up to $1,440 of gross proceeds, which the Company intends to use for general corporate and working capital purposes, including expenses in connection with the Recapitalization and the Offering. On August 5, 2010, the Offering was completed.

The Company closed both the Recapitalization and the Offering on August 5, 2010, issuing 6,609 shares of Series B Preferred Stock in exchange for all of the Company’s outstanding secured indebtedness under the Exchange Agreement and issuing 1,440 shares of Series B Preferred Stock under the Series B Purchase Agreement.
During the three and six months ended June 30, 2010, the Company paid interest in kind and issued new notes in the amount of $108 and $208, and issued additional warrants to purchase 1,726 and 3,400 shares of common stock with the same terms as those issued in the 2009 financing transaction. The Company ascribed the fair value of $54 and $161 to the additional warrants.
Interest expense associated with the Company’s debt for the three months ended June 30, 2010 and 2009 was $817 and $406, respectively.  Included in interest expense for the three months ended June 30, 2010 and 2009 was $703 and $324, respectively, of amortization of the debt discount and deferred financing costs. Interest expense for the six months ended June 30, 2010 and 2009 was $1,525 and $685, respectively. Included in interest expense for the six months ended June 30, 2010 and 2009 was $1,312 and $530, respectively, of amortization of the debt discount and deferred financing costs.

The Company has the following material commitments as of June, 2010:

	Payments due by period
Contractual obligations	Total	2010	2011	2012	2013	2014	Thereafter
Current portion of long-term debt (1)	$6,259	$6,259	$–	$–	$–	$–	$–
Operating lease commitments (2)	1,643		277	267	275	283	541
Total contractual cash obligations	$7,902	$6,259	$277	$267	$275	$283	$541

1.
Current portion of long-term debt reported on the balance sheet is net of approximately $1,805 in discounts representing the fair value of warrants issued in connection with the Company’s debt financings.

2.
The Company renegotiated the office lease in May 2010 which provides for rent abatement until January 1,  2011. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2016.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and six months ended June 30, 2010.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2010 and 2009, foreign currency translation gains and losses were insignificant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls and Procedures

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Part II-Other Information

Item 1.             Legal Proceedings.

None.

Item 1A.          Risk Factors

Not applicable.

Item 2.             Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             (Removed and Reserved)

Item 5.             Other Information.

None.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

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

*3.14	Amendment No. 1 to By-laws dated June 17, 2010.
*10.49	Amendment No. 2 to Credit Agreement dated May 4, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent
*10.50	Amendment No. 2 to Registration Rights Agreement dated May 4, 2010, by and among the Company and the parties identified therein
10.51
Exchange Agreement dated June 21, 2010 between Communication Intelligence Corporation, Phoenix Venture Fund LLC, Michael Engmann, Ronald Goodman and the Parties Signatory Thereto, incorporated herein by reference to Exhibit 10.49 to the Company’s 8-K filed June 25, 2010

10.52
Series B Preferred Stock Purchase Agreement dated June 21, 2010 between Communication Intelligence Corporation, Phoenix Venture Fund LLC and the Investors Signatory Thereto, incorporated herein by reference to Exhibit 10.49 to the Company’s 8-K filed June 25, 2010

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 16, 2010	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)