Form 10-Q
period 2010-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2010-11-12
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      September 30, 2010

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

Number of shares outstanding of the issuer's Common Stock, as of November 12, 2010: 192,418,565.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Balance Sheets
 (In thousands)

	September 30,	December 31,
	2010	2009
Assets	Unaudited
Current assets:
Cash and cash equivalents	$792	$1,021
Accounts receivable, net of allowance of $116 and $117 at September 30, 2010 and December 31, 2009, respectively	42	227
Prepaid expenses and other current assets	85	66

Total current assets	919	1,314
Property and equipment, net	27	31
Patents, net	2,487	2,771
Capitalized software development costs, net	1,477	1,515
Deferred financing costs	–	218
Other assets	29	29

Total assets	$4,939	$5,878

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt –net of discount of $2,222, at December 31, 2009, including related party debt $4,918, net of discount $2,138 at December 31, 2009 (Note 4)	−	2,869
Accounts payable	245	118
Accrued compensation	287	327
Other accrued liabilities	240	169
Deferred revenue	497	458

Total current liabilities	1,269	3,941
Deferred revenue long-term	711	867
Derivative liability	2,683	422
Total liabilities	4,663	5,230
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred stock, $.01 par value; 2,000 shares authorized; 797 and 751 shares outstanding at September 30, 2010 and December 31, 2009, respectively ($797 liquidation preference at September 30, 2010)	797	751
Series B Preferred stock, $.01 par value; 14,000 shares authorized; 8,174 shares outstanding at September 30, 2010 ($8,174 liquidation preference at September 30, 2010)	6,147	−
Common stock, $.01 par value; 519,000 shares authorized; 192,418 and 190,026 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,924	1,900
Additional paid-in capital	99,001	101,221
Accumulated deficit	(107,555)	(103,178)
Accumulated other comprehensive loss	(38)	(46)

Total stockholders' equity	276	648

Total liabilities and stockholders' equity	$4,939	$5,878

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Product	$13	$688	$104	$968
Maintenance	151	189	479	559
Total Revenue	164	877	583	1,527

Operating costs and expenses:

Cost of sales:
Product	153	186	497	539
Maintenance	53	44	130	141
Research and development	31	60	337	186
Sales and marketing	388	407	1,136	1,104
General and administrative	585	545	1,581	1,504
Total operating costs and expenses	1,210	1,242	3,681	3,474

Loss from operations	(1,046)	(365)	(3,098)	(1,947)

Interest and other (expense) income, net	(1)	1	(1)	2
Interest expense:
Related party	(48)	(96)	(255)	(243)
Other	(1)	(4)	(8)	(12)
Amortization of loan discount and deferred financing:
Related party	(445)	(549)	(1,719)	(1,062)
Other	(19)	(19)	(57)	(36)
Loss on extinguishment of long term debt	−	−	−	(829)
Gain (loss) on derivative liability	465	(1,529)	761	(2,505)
Net loss	(1,095)	(2,561)	(4,377)	(6,632)
Preferred stock dividends:
Related party	(105)	(10)	(127)	(34)
Other	(37)	(4)	(45)	(12)
Net loss attributable to common stockholders	$(1,237)	$(2,575)	$(4,549)	$(6,678)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average common shares outstanding, basic and diluted	190,776	131,379	190,702	131,134

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders' Equity
Nine-Months Ended September 30, 2010
Unaudited
(In thousands)

	Series A-1 Preferred Shares Outstanding	Series A-1 Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount		Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2009	751	$751		$	−	190,026	$1,900	$101,221	$(103,178)	$(46)	$648
Conversion of long-term notes into Series B Preferred Shares, net of unamortized discount of $1,509			6,608		6,608			(1,509)			5,099
Issuance of Series B Preferred Shares			1,440		1,440						1,440
Financing cost on conversion of long-term notes and issuance of Series B Preferred Shares								(535)			(535)
Conversion feature associated with the Preferred Shares					(2,000)						(2,000)
Warrants issued for services								(143)			(143)
Stock based employee compensation								73			73
Common stock issued for services						750	8	58			66
Restricted common stock issued in lieu of salaries						1,642	16	(16)			−
Restricted stock expense								24			24
Comprehensive loss:
Net loss									(4,377)		(4,377)
Foreign currency translation adjustment										8	8
Total comprehensive loss											(4,369)
Preferred share dividends	46	46	126		126			(172)			−
Conversion feature associated with the Series B Preferred Shares dividends					(27)						(27)
Balances as of September 30, 2010	797	$797	8,174		$6,147	192,418	$1,924	$99,001	$(107,555)	$(38)	$276

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,377)	$(6,678)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	876	822
Amortization of debt discount and deferred financing costs	1,776	1,098
Loss on extinguishment of long-term debt	−	829
Stock-based employee compensation	73	211
Restricted stock expense	24	−
Stock issued for services	66	−
(Gain) loss on derivative liability	(761)	2,505
Non cash financing expense	273	−
Changes in operating assets and liabilities:
Accounts receivable, net	185	46
Prepaid expenses and other assets	(19)	(2)
Accounts payable	127	110
Accrued compensation	(40)	(8)
Other accrued liabilities	71	150
Deferred revenue	(117)	363
Net cash used for operating activities	(1,843)	(554)

Cash flows from investing activities: Acquisition of property and equipment	(12)	(3)
Capitalized software development costs	(539)	(654)
Net cash used for investing activities	(551)	(657)

Cash flows from financing activities:
Net proceeds from issuance of short-term debt	1,240	−
Net proceeds from issuance of long-term debt	−	926
Proceeds from issuance of Series B preferred shares	925	−
Principal payments on short term debt	−	(45)
Net cash provided by financing activities	2,165	881

Effect of exchange rate changes on cash and cash equivalents	−	32

Net decrease in cash and cash equivalents	(229)	(298)
Cash and cash equivalents at beginning of period	1,021	929
Cash and cash equivalents at end of period	$792	$631

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
and Subsidiary
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2010		2009
Supplementary disclosure of cash flow information
Interest paid	$	−	$	−

Non-cash financing and investing transactions
Long-term notes and accrued interest exchanged for Series B convertible preferred stock		$6,608	$	−
Conversion feature of Series B preferred shares classified as a derivative liability		$2,000		−
Dividends on preferred shares		$172		$46
Conversion feature of Series B preferred shares dividends issued as payment in-kind classified as a derivative liability		$27		−
Conversion of preferred stock to common stock	$	−		$146
Issuance of long-term debt for payment of interest in kind	$	−		$254
Reclassification of equity linked instrument to derivative liability	$	−		$1,353
Debt discount and related liability recorded in connection with long-term debt	$	−		$3,347
Warrants issued as payment of financing services		$143	$	−
Warrants issued in connection with bridge loans recorded as derivative liabilities		$682	$	−
Warrants issued for interest recorded as derivative liability		$170		$205

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

Certain reclassifications in the 2009 financial statement amounts have been made to conform to the 2010 financial statement presentation.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at September 30, 2010, the Company’s accumulated deficit was approximately $107.6 million. As of September 30, 2010, the Company’s cash balance was approximately $792. Currently, the Company’s net use of cash on a monthly basis is approximately $350. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities. In June 2008 and May 2009 the Company raised additional funds through debt and equity financings and converted short-term notes payable to equity. In May and July 2010, the Company amended its credit agreement to provide for an additional $1.3 million in funding. In addition, on August 4, 2010, stockholders approved the conversion of approximately $6.6 million of long-term debt due in December 2010 into shares of Series B Convertible Preferred Stock and the sale, for cash in a private placement, of 1,440,000 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Notes 4 and 7).

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

There can be no assurance that the Company will be successful in securing adequate capital resources to continue to fund operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it will be required to delay, scale back or

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

1.	Nature of business

Going Concern (continued)

eliminate some or all of its operations, which will have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.         Accounts receivable and revenue concentration

Three customers accounted for 88% of net accounts receivable as of September 30, 2010. Delta Health accounted for 13%, American General Life  accounted for 23%, and Naval Facilities Engineering accounted for 52%. Two customers accounted for 91% of net accounts receivable as of September 30, 2009. eCom Asia Pacific accounted for 13% and Wells Fargo Bank NA accounted for 78%.

One customer, Wells Fargo Bank NA, accounted for 21% of total revenue for the three months ended September 30, 2010.  One customer, Wells Fargo Bank NA, accounted for 75% of total revenue for the three months ended September 30, 2009.

One customer, Wells Fargo Bank NA, accounted for 24% of total revenue for the nine months ended September 30, 2010. Two customers in the aggregate accounted for 64% of total revenue for the nine months ended September 30, 2009: American Family Insurance (14%) and Wells Fargo Bank NA (50%).

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

Management recognizes that revenues have fluctuated based on comparable prior periods, and may continue to fluctuate based upon historical experience of the time involved to close large sales transactions. Management completed an analysis of its patents as of December 31, 2009. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the nine months ended September 30, 2010, and therefore concluded that no impairment in the carrying values of the patents existed at September 30, 2010.

Amortization of patent costs was $95 and $284 for the three and nine month periods ended September 30, 2010 and 2009.

4.	Debt

Immediately prior to the conversion of debt (“the Recapitalization”) in August 2010 (see Note 7), the Company had outstanding debt with a principal balance of $6,608 (recorded in the balance sheet net of a discount of $1,509). The outstanding balance included $1,260 of funds borrowed through bridge financing obtained in May, June and July 2010 with the following terms: an interest rate of 8% per annum and a maturity date of December 31, 2010.  Warrants to purchase 18,000 shares of common stock with an exercise price of $0.06 per share expiring in periods from May 2013 through July 2013 were issued with the bridge financings. The remaining principal balance of $5,348 relates to funds raised in financing transactions in 2008 and 2009. The funds raised in these financings had the following terms: interest at 8% per annum and, at the option of the Company, interest could be paid in cash or in kind. Warrants to purchase 80,154 shares of common stock with exercise prices of $0.06 and expiration date June 30, 2012 were issued in the financing transactions. Upon execution of each financing a debt discount was recorded. As of December 31, 2009, a discount of $2,222 was included in the debt balance. For the nine month periods ended September 30, 2010 and 2009, amortization of the debt discount and deferred financing costs was $1,776 and $1,098, respectively. For the three months ended September 30, 2010 and 2009, amortization of the debt discount and deferred financing costs was $464 and $568, respectively. The remaining unamortized discount of $1,509 was charged to paid-in capital in connection with conversion of the associated debt into shares of Series B Preferred Stock (Note 7). The warrants included in the financing transactions were determined to be derivative liabilities (Note 5).

In May and June 2010, the Company received loans aggregating $960 of the $1,260 in additional funding.  The Company issued 16,000 warrants to purchase shares of common stock at $0.06 per share. The warrants expire three years from the date of issuance. The Company ascribed a value of $622 to the warrants, which was recorded as a discount to “Current portion of long-term debt” in the balance sheet.

In July 2010, the Company entered into a third amendment of the Credit Agreement dated June 5, 2008 (“Amendment No. 3”).  Under Amendment No. 3 to the Credit Agreement, the Company received an additional $300 in secured indebtedness through the issuance of an additional secured promissory note to a new investor.  In connection with the issuance of this additional secured promissory note to this investor, the Company also issued 2,000 warrants to purchase shares of the Company’s common stock at $0.06 per share. The warrant expires three years from the date of issuance. The Company ascribed a value of $60 to the

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

4.	Debt (continued)

warrants, which was recorded as a discount to “Current portion of long-term debt” in the balance sheet. Prior to conversion upon the closing of the Recapitalization on August 5, 2010, the additional secured promissory note was due to mature on December 31, 2010.

The Company closed the Recapitalization on August 5, 2010, issuing 6,608,000 shares of Series B Preferred Stock in exchange for all of the Company’s outstanding secured indebtedness under the Exchange Agreement.

5.       Derivative liability

The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company adopted ASC 815-40-15 effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the Series A-1 and Series B Preferred Shares require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion. The fair value of the embedded conversion feature for the Series A-1 Preferred Shares at September 30, 2010 and December 31, 2009 was insignificant. The fair value of the embedded conversion feature on the Series B Preferred Shares on the initial valuation date was approximately $2.0 million. The fair value of the embedded conversion feature on the Series B Preferred Shares at September 30, 2010 was approximately $1.7 million (Note 7).

The Company issued additional warrants to purchase 25,493 shares of common stock during the nine months ended September 30, 2010, including 18,000 in connection with bridge financing (Note 4), 3,469 for paid in kind interest and 4,024 for services related to the Recapitalization and Purchase Agreements (Note 7). The issuance of the aforementioned warrants and embedded conversion feature on the Series B Preferred Shares resulted in an increase in the liability of $3,022. The liability was adjusted to fair value as of September 30, 2010, resulting in a decrease in the liability and other expense of $465 and $761 for the three and nine months ended September 30, 2010. The ending derivative liability balance at September 30, 2010 was $2,683.

For the three months ended September 30, 2009 the liability and other expense increased $1,907. The liability was adjusted to fair value, resulting in a increase in the liability and other expense of $1,529 and $2,505 for the three and nine months ended September 30, 2009.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant and Series B Preferred Share conversion feature liabilities. Key assumptions used to apply these models are as follows:

	September 30, 2010	December 31, 2009
Expected term	.01 to 4.0 years	0.5 to 3.00 years
Volatility	139.0% - 222.3%	139.0% - 156.0%
Risk-free interest rate	0.14% - 0.64%	1.70%
Dividend yield	0%	0%

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

5.       Derivative liability (continued)

Fair value measurements:

Assets and liabilities measured at fair value as of September 30, 2010, are as follows:

	Value at September 30, 2010	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$ 2,683	$ −	$ −	$ 2,683

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of September 30, 2010 and December 31, 2009, respectively.

Changes in the fair market value of the level 3 derivative liability for the nine month period ended September 30, 2010 are as follows:

Derivative Liability
Balance at December 31, 2009	$422
Additional liabilities recorded related to warrants issued for services	143
Additional liabilities recorded related to warrants issued for interest paid in kind and bridge financing	852
Additional liabilities recorded related to the conversion feature on Series B preferred shares and dividends paid in kind	2,027
Gain on derivative liability	(761)

Balance at September 30, 2010	$2,683

6.	Net (loss) per share

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

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

6.	Net (loss) per share (continued)

For the three and nine month periods ended September 30, 2010, 10,141 and 32,208 shares of common stock issuable upon the exercise of outstanding options and warrants, respectively, and 5,694 shares of common stock issuable upon the conversion of the Series A-1 convertible preferred stock and 136,227 shares of common stock issuable upon the conversion of the Series B convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

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

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. The Board has granted 3,828 options pursuant to the plan as of September 30, 2010.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the three and nine months ended September 30, 2010 was approximately 38%, and for the comparable three and nine months in 2009 was approximately 19%, based on historical data.

ASC 718-10-50 requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the three and nine month periods ending September 30, 2010 and 2009.

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

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Risk free interest rate	1.12% – 5.11%	1.45% – 5.11%
Expected life (years)	2.82 – 7.00	3.21 – 6.88
Expected volatility	91.99% – 148.80%	80.96% – 131.35%
Expected dividends	None	None

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

7.	Equity (continued)

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine months ended September 30, 2010 and 2009. The Company granted 1,300 and 2,550 stock options during the three and nine months ended September 30, 2010, respectively, and no stock options were exercised. There were 1,898 and 3,098 stock options granted during the three and nine months ended September 30, 2009 and no options were exercised.

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Research and development	$6	$28	$10	$43
Sales and marketing	7	44	46	57
General and administrative	4	65	17	91
Director options	−	20	−	20
Stock-based compensation expense	$17	$157	$73	$211

A summary of option activity under the Company’s plans as of September 30, 2010 and 2009 is as follows:

	As of September 30,
	2010					2009
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value		Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	10,231	$0.34				7,608	$0.48
Granted	2,550	$0.08		$	−	3,098	$0.09			$127
Exercised	−					−
Forfeited or expired	(2,640)	$0.14				(1,012)	$0.43
Outstanding at September 30	10,141	$0.33	3.43	$	−	9,694	$0.36	4.06	$	−
Vested and expected to vest at September 30	10,141	$0.33	3.43	$	−	9,694	$0.36	4.06	$	−
Exercisable at September 30	8,149	$0.39	2.70	$	−	7,745	$0.42	3.50	$	−

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

7.	Equity (continued)

The following tables summarize significant ranges of outstanding and exercisable options as of September 30, 2010 and 2009:

	As of September 30, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	7,160	4.03	$0.15	5,168	$0.18
0.51 – 1.00	2,908	2.02	$0.72	2,908	$0.72
1.01 – 2.00	73	1.47	$1.66	73	$1.66
	10,141	3.43	$0.33	8,149	$0.39

	As of September 30, 2009
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	6,665	4.6		$0.17	4,717		$0.19
0.51 – 1.00	2,941	3.0		$0.72	2,940		$0.72
1.01 – 2.00	73	2.5		$1.66	73		$1.66
2.01 – 3.00	−	−	$	−	−	$	−
3.01 – 7.50	15	0.7		$3.56	15		$3.56
	9,694	4.1		$0.42	7,745		$0.42

A summary of the status of the Company’s non-vested shares as of September 30, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	1,982	$0.16
Granted	2,550	$0.07
Forfeited	(1,991)	$0.09
Vested	(549)	$0.08
Nonvested at September 30, 2010	1,992	$0.22

As of September 30, 2010, there was $67 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 1.8 years.

Preferred Shares

Series A-1

In connection with the closing of the June 2008 Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

7.	Equity (continued)

Preferred Shares

“Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Shares”).  During 2009, 146 Series A-1 Preferred Shares were converted into 1,005 shares of the Company’s common stock. As of September 30, 2009, there are 797 Series A-1 Preferred Shares outstanding.  The Series A-1 Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Series A-1 Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the outstanding Series a-1 Preferred Shares are converted in their entirety, the Company would issue 5,693 shares of common stock. The Series A-1 Preferred Shares are convertible any time after June 30, 2008. The preferred stock transaction described above resulted in a beneficial conversion feature of $371, of which $273 is attributable to a related party and $98 to the other creditors.  The beneficial conversion feature was recorded as a charge to loss applicable to common stockholders for the quarter ended June 30, 2008. As of September 30, 2010, the Company has accrued dividends on the preferred shares of $154.  As of September 30, 2010, $27 of accrued Series A-1 Preferred Share dividends had been paid in cash.

Series B

On August 5, 2010, the Company completed the conversion of all of the Company’s outstanding indebtedness into shares of Series B Convertible Preferred Stock in accordance with an executed Exchange Agreement entered into with Phoenix Venture Fund LLC and certain other holders of the Company’s indebtedness and sold approximately 1.44 million shares of Series B Convertible Preferred Stock in accordance with an executed Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”). The shares of Series B Participating Convertible Preferred Stock issued under the Exchange Agreement and the Purchase Agreement are referred to herein as the “Series B Preferred Shares”. The Company issued approximately 6,608,000 Series B Preferred Shares in exchange for all of the Company’s outstanding secured indebtedness and issued 1,440,000 shares of Series B Preferred Stock for proceeds of $1,440, net of expenses of $392. In addition, the Company paid approximately $143 in expenses to a third party in connection with the financing. The expenses were recorded as a charge to additional paid in capital. The proceeds are to be used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the Recapitalization.

The Series B Preferred Shares carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional Series B Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of six cents ($0.06) per share. Should the Company issue additional stock at a price less than the current conversion price of $0.06, the conversion price of the Series B Preferred Shares will be adjusted to the lesser amount resulting in an increase to the number of common shares that would be issued upon conversion of the Series B Preferred Shares (Note 5).The Series B Preferred Shares are convertible any time after August 5, 2010. The Recapitalization included a conversion feature determined to be a derivative liability in the amount of $2,000, of which $1,498 is attributable to related parties and $502 to the other creditors. The fair value of the embedded conversion feature on the Series B Preferred Shares was approximately $1,700 at September 30, 2010 (Note 5). The Company issued 126 Series B Preferred Shares in payment of dividends for the three month period ended September 30, 2010. The conversion feature recorded on the Series B Preferred Share dividends was $27. If the outstanding Series B

Communication Intelligence Corporation
and Subsidiary
Notes to Unaudited Financial Statements
 (In thousands, except share and per share amounts)

7.	Equity (continued)

Restricted Share Grants

Preferred Shares are converted in their entirety, the Company would issue 136,227 shares of common stock. As part of the Recapitalization, the Company issued restricted shares to four employees in exchange for reductions in their respective salaries. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. Fifty percent of the shares vest on December 31, 2010 and the remaining 50% vest on June 30, 2011, subject to continued employment through such vesting dates.

Common Stock Issued for Services

In January 2010, the Company engaged the services of an experienced placement agent to aid in the search for additional financing. In consideration for such services the Company issued 750 shares of common stock valued at $66. The $66 was expensed and recorded in general and administrative expenses during the nine months ended September 30, 2010.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the five-year period ended December 31, 2009, net losses aggregated approximately $12.8 million and at December 31, 2009, the Company's accumulated deficit was approximately $103.2 million. At September 30, 2010, its accumulated deficit was approximately $107.6 million.

Total revenue of $583 for the nine months ended September 30, 2010 decreased $944 or 62%, compared to revenues of $1,527 in the corresponding prior year period.

Total revenues for the three months ended September 30, 2010 decreased $713 or 81%, to $164 compared to revenues of $877 in the corresponding prior year period.
The operating loss for the three months ended September 30, 2010, before interest expense, amortization of the loan discount and deferred financing cost and change in derivative liability, was $1,046 compared to $365 in the prior year, an increase of 187%.  The increase in the loss from operations is due to the decrease in revenues for the comparable three month periods.  The Company’s net loss applicable to common stockholders for the three month period ended September 30, 2010 was $1,237 compared to a net loss of $2,575, for the corresponding prior year period.  Non-operating expense for the three months ended September 30, 2010 was $191, a decrease of $2,019, compared to $2,210 for the corresponding prior year period. This decrease is primarily attributable to a non-cash $1,529 loss related to the derivative liability resulting from an increase in the market price of the Company’s common shares from June 30, 2009 through September 30, 2009.

The operating loss for the nine months ended September 30, 2010, before interest expense, amortization of the loan discount and deferred financing cost and change in derivative liability, was $3,098 compared to $1,947 in the prior year.  The increase in the loss from operations is due primarily to the $944 or 62% decrease in revenues and an increase of $260 or 9% in operating expense for the comparable nine month periods. The net loss for the nine months ended September 30, 2010 was $4,549, compared with a net loss of $6,678 in the prior year period.  The decrease in the net loss is due primarily to the decrease in the non-cash loss on derivative liabilities. Cost of sales decreased 8% or $53 and operating expenses increased approximately $260, for the nine months ended September 30, 2009, compared to the prior year

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

period.  The decrease in cost of sales was due to a reduction in development contract revenue related to meeting customer specific requirements associated with integration of our standard products into customer systems. The increase in operating expenses is primarily due to increased head count in sales and marketing and expenses related to the preparation of the Company’s 2009 Annual Report and 2010 Proxy compared to the prior year.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

Results of Operations

Revenue

Product revenue for the three-month period ended September 30, 2010 decreased 98%, or $675, to $13, compared to revenue of $688 in the prior year period.  The decrease in revenue is primarily due to reduced IT spending brought about by the financial meltdown that occurred in 2008 and has continued through the first three quarters of 2010.  Maintenance revenue decreased 20%, or $38, for the three-month period ended September 30, 2010 to $151, compared to revenue of $189 in the prior year period.  This decrease is primarily due to lower maintenance revenue from four customers that signed multi year contracts at a reduced annual rate.

Product revenue for the nine months ended September 30, 2010 decreased 89%, or $864, to $104, compared to revenue of $968 in the prior year period.  The decrease in revenue is primarily due to the same reasons for the decline in revenue during the three months ended September 30, 2010.  Maintenance revenue decreased 14%, or $80, for the nine months ended September 30, 2010 to $479, compared to revenue of $559 in the prior year period.  This decrease is primarily due to the reasons stated for the three months ended September 30, 2010.

Cost of Sales

Cost of sales for the three-month period ended September 30, 2010 decreased $24, or 10%, to $206, compared to $230 in the prior year period. The decrease in cost of sales was due to a reduction in direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems, which was offset by additional capitalized software development amortization from projects completed since December of the prior year.

Cost of sales for the nine months ended September 30, 2010 decreased $53, or 8%, to $627, compared to $680 in the prior year period. The decrease in cost of sales was due primarily to a reduction in direct engineering costs related to meeting customer specific requirements associated with integration of our standard products into customer systems, which was offset by increased capitalized software development amortization from projects completed since December of the prior year.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Operating expenses

Research and Development Expenses

Research and development expenses decreased approximately $29, to $31 for the three months ended September 30, 2010, compared to $60 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor contributing to the $29 decrease was the increase in the amount of software development costs capitalized, as compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations for the three months ended September 30, 2010 was $331, compared to $411 in the prior year period. The decrease in gross research and development expenses is primarily due to the transfer of a sales engineer and related costs from engineering to sales and marketing and the elimination of one senior engineer. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

Research and development expenses increased approximately $151, to $337 for the nine-month period ended September 30, 2010, compared to $186 in the prior year period.  Total research and development expenses, before capitalization of software development costs and other allocations for the three months ended September 30, 2010 was $1,019 compared to $1,277 in the prior year period. The change in engineering expense for the nine months is due to the same reasons stated for the three months ended September 30, 2010.

Sales and Marketing Expenses

Sales and marketing expenses decreased $19, or 5%, to $388 for the three months ended September 30, 2010 compared to $407 in the prior year period. The decrease was primarily due to a reduction in commission expense as a result of lower sales.

Sales and marketing expenses increased 3%, or $32, to $1,136 for the nine months ended September 30, 2010, compared to $1,104 in the prior year period. The increase was primarily attributable to increases in head count by one senior level sales executive and one sales engineer and professional and recruiting services. These increases were offset by a decrease in other general sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses increased 7%, or $40, to $585 for the three months ended September 30, 2010, compared to $545 in the prior year period. The increase was primarily due to increases in professional services utilized in the preparation of the 2010 Proxy and expenses relating to the Company’s Annual Meeting of Stockholders. This increase was offset by reduced administrative salaries as required by the 2010 conversion of debt and financing agreements, and reductions in other general corporate expenses.

General and administrative expenses increased 5%, or $77, to $1,581 for the nine months ended September 30, 2010, compared to $1,504 in the prior year period. The increase was primarily due to the same factors discussed above. The Company anticipates that general and administrative expense will remain relatively consistent with the amounts incurred in the prior year in the near term.

Interest expense

Interest expense, related party decreased 50%, or $48, to $48 for the three months ended September 30, 2010, compared to $96 in the prior year period. The decrease was primarily due to the conversion in August of the Company’s short term debt into Series B Preferred Stock. Interest expense-other for the three months ended September 30, 2010 decreased $3, to $1, compared to $4 in the prior year period.  The decrease was primarily due to the conversion in August of the Company’s short term debt into Series B Preferred Stock. See Notes 4 and 7 in the Condensed Consolidated Financial Statements of this report on Form 10-Q.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Interest expense, related party increased 5%, or $12, to $255 for the nine months ended September 30, 2010, compared to $243 in the prior year period. The increase was primarily due to increasing debt through August 2010 related to the payment of interest in kind since September of 2009 and bridge loans made between May and July of 2010. Interest expense-other for the nine months ended September 30, 2010 decreased $4, to $8, compared to $12 in the prior year period.  The decrease was due to the same factors discussed above for the three month period.

Amortization of loan discount and deferred financing expense-related party decreased $104, or 19%, to $445 for the three months ended September 30, 2010, compared to $549 in the prior year period.  The decrease was primarily due to the conversion in August of the Company’s short term debt into Series B Preferred Stock.

For the nine months ended September 30, 2010, amortization of loan discount and deferred financing expense-related party increased $657, or 62%, to $1,719, compared to $1,062 in the prior year period.  The increase was primarily due to the payments of interest in-kind, which adds the value of the additional warrants issued with the new debt to the discount.

Liquidity and Capital Resources

At September 30, 2010, cash and cash equivalents totaled $792 compared to cash and cash equivalents of $1,021 at December 31, 2009. The decrease in cash was primarily due to the net cash used by operations of $1,843, cash used in investing activities of $551, which includes $539 in capitalization of software development costs, and $12 in the acquisition of property and equipment and net cash provided by financing activities of $2,165.  Total current assets were $919 at September 30, 2010, compared to $1,314 at December 31, 2009. As of September 30, 2010, the Company's principal sources of funds included its cash and cash equivalents aggregating $792.

Accounts receivable, net decreased $185 for the nine months ended September 30, 2010, compared to the December 31, 2009 balance, due primarily to the lower revenue in the first nine months of 2010.  Billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, were $8 at September 30, 2010, compared to $129 at December 31, 2009.  These amounts are expected to be collected in the fourth quarter of 2010.  The Company expects the development of the eSignature market ultimately will result in more consistent revenue on a quarter-to-quarter basis and, therefore, less fluctuation in accounts receivable from quarter to quarter.

Prepaid expenses and other current assets increased by $19 for the nine months ended September 30, 2010, compared to the December 31, 2009 balance, due primarily to increases in prepaid insurance, annual fees on maintenance and support costs for the Company’s internal software.

Accounts payable increased $127 for the nine months ended September 30, 2010, compared to the December 31, 2009 balance, due primarily to an increase in professional service fees.  Accrued compensation decreased $40 during the nine months ended September 30, 2010, compared to the December 31, 2009 balance.  The balance may fluctuate in the future due to increases or decreases in the number of personnel and utilization of, or increases to, the accrued vacation balance.

Total current liabilities were $1,269 at September 30, 2010, compared to $3,941 at December 31, 2009. Deferred revenue, which total $497 at September 30, 2010, compared to $458 at December 31, 2009, primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

In May 2010, the Company entered into a second amendment of the Credit Agreement.  Under Amendment No. 2 to the Credit Agreement, the Company had the ability to receive up to an aggregate of $1.0 million in additional funding through the issuance of additional secured promissory notes to Phoenix and/or its designees.  In connection with the issuance of any additional secured promissory notes, the Company was obligated to issue warrants to purchase shares of the Company’s Common Stock. Such warrants are exercisable at $0.06 per share, and expire three years after the date of issuance, the additional secured promissory notes were due to mature on December 31, 2010. The Company paid $20 to SG Phoenix LLC, an affiliated entity of Phoenix, in connection with services provided by

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

SG Phoenix.  The Company paid certain legal fees and expenses of Phoenix’s law firm. The Company agreed to use any funds received from Phoenix under Amendment No. 2 to the Credit Agreement for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses in connection with the Company’s entry into Amendment No. 2 to the Credit Agreement.

In May and June 2010, the Company received loans aggregating $960 of the $1,000 under Amendment No. 2 to the Credit Agreement.  The Company issued 16,000 warrants to purchase shares of common stock at $0.06 per share. The Company ascribed the relative fair value of $622 to the warrants, which was recorded as a discount to “Current portion of long-term debt” in the balance sheet.

In June 2010, the Company entered into a series of agreements with its two principal stockholders, Phoenix Venture Fund LLC ("Phoenix") and Michael Engmann. Pursuant to the Exchange Agreement, dated June 21 2010, the Company and Phoenix, Mr. Engmann and the other holders of the Company's outstanding senior secured indebtedness (collectively, the "Lenders") agreed, subject to the terms thereof, the Lenders would exchange all of the Company's outstanding senior secured indebtedness into shares of Series B Participating Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), at an exchange price of $1.00 per share (the "Recapitalization"). The Company closed the Recapitalization on August 5, 2010, issuing 6,609 shares of Series B Preferred Stock in exchange for all of the Company’s outstanding secured indebtedness under the Exchange Agreement. The shares of Series B Preferred Stock issued in connection with the Recapitalization are convertible into Common Stock at an initial conversion price of $0.06 per share and accrue dividends at the rate of 10% per annum.

In June, the Company also entered into a purchase agreement (the "Series B Purchase Agreement") with Phoenix, Mr. Engmann and one of his affiliated entities, and other investors (collectively, the "Investors"). The Offering was completed on August 5, 2010. Pursuant to the Series B Purchase Agreement, the Company issued and sold to the Investors for cash in a private placement 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (the "Offering"). The effect of the Offering provided the Company with $1,440 of gross proceeds, which the Company will use for general corporate and working capital purposes, including payment of expenses in connection with the Recapitalization and the Offering.

The Company closed both the Recapitalization and the Offering on August 5, 2010, issuing 6,608 shares of Series B Preferred Stock in exchange for all of the Company’s outstanding secured indebtedness under the Exchange Agreement and issuing 1,440 shares of Series B Preferred Stock under the Series B Purchase Agreement.

During the nine months ended September 30, 2010, the Company paid interest in kind and issued new notes in the amount of $208, and issued additional warrants to purchase 3,469 shares of common stock with the same terms as those issued in the 2009 financing transaction. The Company ascribed the fair value of $169 to the additional warrants.

Interest expense associated with the Company’s debt for the three months ended September 30, 2010 and 2009 was $513 and $668, respectively.  Included in interest expense for the three months ended September 30, 2010 and 2009 was $464 and $568, respectively, of amortization of the debt discount and deferred financing costs. Interest expense for the nine months ended September 30, 2010 and 2009 was $2,039 and $1,353, respectively. Included in interest expense for the nine months ended September 30, 2010 and 2009 was $1,776 and $1,098, respectively, of amortization of the debt discount and deferred financing costs.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

The Company has the following material commitments as of September 30, 2010:

	Payments due by period
Contractual obligations	Total	2010		2011	2012	2013	2014	Thereafter
Operating lease commitments (1)	$1,643	$	−	$277	$267	$275	$283	$541
Total contractual cash obligations	$1,643	$	−	$277	$267	$275	$283	$541

1.
The Company renegotiated the office lease in May 2010 which provides for rent abatement until January 1, 2011. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2016.

The Company has experienced recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it will be required to delay, scale back or eliminate some or all of its operations, which will have a material adverse effect on its business, results of operations and ability to operate as a going concern. As of September 30, 2010, the Company’s cash balance was approximately $792. Currently, the Company’s net use of cash on a monthly basis is approximately $350. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended September 30, 2010.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2010 and 2009, foreign currency translation gains and losses were insignificant.

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
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

Item 4.             (Removed and Reserved).

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

3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
*3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010.
*3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010
*3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010
*10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent
*10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein
*10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors
*10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Exhibit Number	Document
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 12, 2010	/s/ Francis V. Dane
Date	Francis V. Dane
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)