Form 10-K
period 2010-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2011-03-30
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
Yes[   ]   No[ X ]

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2010 was approximately $8,432,036 based on the closing sale price of $0.07 on such date, as reported by the Over-the-Counter Bulletin Board. The number of shares of Common Stock outstanding as of the close of business on March 29, 2011 was 191,489,901.

COMMUNICATION INTELLIGENCE CORPORATION

TABLE OF CONTENTS

Page
PART I	3
Item 1. Business	3
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	7
Item 2. Properties	7
Item 3. Legal Proceedings	7
PART II	7
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6. Selected Financial Data	8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	17
Item 8. Financial Statements and Supplementary Data	17
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	17
Item 9A. Controls and Procedures	17
Item 9B. Other Information	18
PART III	19
Item 10. Directors and Executive Officers and Corporate Governance	19
Item 11. Executive Compensation	22
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 13. Certain Relationships and Related Transactions and Director Independence	28
Item 14. Principal Accountant Fees and Services	38
PART IV	31
Item 15. Exhibits, Financial Statement Schedules	31
___________

CIC’s logo, Handwriter®, Jot®, iSign®, InkSnap®, InkTools® SIGVIEW®, Sign-On®, Sign-it®, WordComplete®, INKshrINK®, SigCheck®, SignatureOne®, Ceremony® and The Power To Sign Online® are registered trademarks of the Company. KnowledgeMatch™ is a trademark of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

PART I
Item 1. Business

Unless otherwise stated all amounts in Part I through Part IV are stated in thousands (“000s”).

General

Communication Intelligence Corporation (the “Company” or “CIC”) was incorporated in Delaware in October 1986. CIC is a leading supplier of electronic signature products and the recognized leader in biometric signature verification. CIC enables companies to achieve truly paperless workflow in their electronic business processes by providing multiple signature technologies across virtually all applications. CIC’s solutions are available both in software-as-a-service (“SaaS”) and on-premise delivery models and afford “straight-through-processing,” which can increase customer revenue by enhancing user experience and can also reduce costs through paperless and virtually error-free electronic transactions that can be completed significantly faster than paper-based procedures. To date, the Company primarily has delivered biometric and electronic signature solutions to channel partners and end-user customers in the financial services industry. The Company is headquartered in Redwood Shores, California.

For the year ended December 31, 2010 total revenue was $851, a decrease of $1,085, or 56%, compared to total revenue of $1,936 in the prior year. For the year ended December 31, 2010, product revenue was $197, a decrease of $988, or 83%, compared to product revenue of $1,185 in the prior year. Maintenance revenue for the year ended December 31, 2010 was $654, a decrease of $97, or 13%, compared to maintenance revenue of $751 in the prior year. The Company believes the decrease in product revenue is primarily due to the slow and moderate increase in IT spending by large financial service companies (historically, CIC’s primary target market) in the aftermath of the recent financial crisis and recession. The decrease in maintenance revenue is primarily due to due to lower maintenance revenue from four customers that signed multi year contracts at a reduced annual rate.

For the year ended December 31, 2010, the net loss attributable to common stockholders was $4,553, compared to $10,827 in the prior year. For the year ended December 31, 2010, non-cash charges attributable to interest expense, deferred financing and loan discount amortization related to the Company’s debt and loss on debt extinguishment was $2,039, compared to $2,862 in the prior year. There was a gain of $3,136 in the derivative liability value in 2010, compared to a loss of $5,136 in the prior year. For the year ended December 31, 2010, operating expenses, including amortization of software development costs, were $6,105, an increase of $1,399, or 30%, compared to operating expenses of $4,706 for the prior year. The increase in operating expense resulted primarily from a charge of $1,009 related to the accelerated amortization of certain capitalized software development costs, as well as general administrative costs related to management changes in the latter half of 2010.

Core Technologies

The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signature technologies, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies enable secure, legal and regulatory compliant electronic transactions completed through an enhanced customer experience, all at a fraction of the time and cost required by traditional, paper-based processes.

Products

The Company’s enterprise-class SignatureOne® suite of electronic signature solutions enables businesses to implement truly paperless, electronic signature-driven business processes. Many applications provide electronic forms and allow users to fill in information, but most of these applications still require users to print out a paper copy for an ink signature. Solutions powered by CIC products allow legally binding electronic signatures to be added to digital documents, eliminating the need for paper copies. This allows users to reduce transaction times and processing costs and to increase their time available for revenue generating activities.

The SignatureOne® suite of products includes the following:

SignatureOne® Ceremony® Server™
The SignatureOne® Ceremony® Server™ (“Ceremony Server”) is a J2EE server product that provides the capability to define and manage an electronic signature process within a service oriented architecture and that can be deployed both on-premise and on a SaaS basis. Application program interfaces, web services, notification services, reporting, tracking and flexible XML schema enable virtually seamless integration with most electronic content management, enterprise resource planning or other workflow, content management and storage/repository systems for the automation of any document process that requires signatures.

SignatureOne® Console™
The SignatureOne® Console™ (“Console”) product is a server based offering that leverages CIC’s patented Ceremony® process and allows users to manage and control the set up and delivery of documents for electronic signatures in an easy and flexible way and with a strong audit trail for non-repudiation. The Console works independently from advanced document management systems and represents an intuitive front-end solution for small-to-medium enterprises to rapidly integrate electronic signatures in the business processes. Its principal features include the ability to upload multiple documents for review and/or execution, to select an electronic signature method, such as click-to-sign or biometric, choose signature field placement, manage the signature process via invites and preset email reminders and secure the process with passcodes.

Sign-it®
Sign-it® is a family of software products that enable the real-time capture of electronic and digital signatures, as well as their verification and binding within a standard set of applications, including Adobe Acrobat and Microsoft Word, web based applications using HTML, XML and XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market. The Sign-it® family of products combines the strengths of biometrics, and other forms of electronic signatures, with cryptography in a patented process that insures the creation of documents containing legally compliant electronic signatures. These signatures have the same legal standing as a traditional, wet signature on paper and are created pursuant to the Electronic Signature in National and Global Commerce Act, as well as other related legislation and regulations. With Sign-it® products, organizations wishing to process electronic forms, requiring varying levels of security, can reduce the cost and other inefficiencies inherent with paper documents by adding electronic signature technologies to their workflow solutions.

SignatureOne Profile Server™
The SignatureOne Profile Server™ (“Profile Server”) is a server compliment to CIC's Sign-It® software and provides server-based enterprise administration and authentication of electronic signatures, as well as maintenance of signature transaction logs for electronically signed documents. The SignatureOne® architecture implements a common process and methodology that provides a uniform program interface for multiple signature methods and multiple capture devices, simplifying enterprise wide integration of business process automation tasks requiring electronic signatures.

iSign®
iSign® is a suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes. iSign® captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature and can provide an effective and inexpensive solution for immediate authentication of handwritten

iSign® (continued)
signatures. iSign® also stores certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. iSign® includes software libraries for industry standard encryption and hashing to protect the sensitive nature of a user’s signature, as well as the data captured in the Ceremony® process. iSign® is used internally by the Company as an underlying technology for its SignatureOne® and Sign-it® suite of products.

Products and upgrades that were introduced and first shipped in 2010 include the following:

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

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers however, a significant percentage of the revenue has been attributable to a limited number of customers. One customer, Wells Fargo Bank, NA, accounted for 20% of total revenue for the year ended December 31, 2010.

Seasonality of Business

The Company believes that its products are not subject to seasonal fluctuations.

Backlog

Backlog was approximately $1,097 and $1,325 at December 31, 2010 and 2009, respectively, representing advanced payments on product and service maintenance agreements. In 2009, the Company negotiated several long term maintenance agreements, of which the remaining balance of approximately $650 will be recognized over one to three years. The remaining backlog is expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels. The technology-neutral nature of the laws and regulations related to what constitutes an “electronic signature” and CIC’s multi-modal enterprise-wide suite of products causes the Company to compete with different companies depending upon the specific type of electronic signature sought by a prospective customer. Currently, CIC’s primary competition is Silanis and DocuSign when the application is click-wrap, voice, fingerprint, password, and basic click-to-sign technology. Principal competition for handwritten biometric signatures includes SoftPro, Wondernet and low-end tablet vendors. The Company believes it has a competitive advantage by offering solutions with a multitude of different electronic signature methods and that enable users to sign virtually any document format, in any software environment, and on any hardware platform.

The Company believes that it has a competitive advantage, including its patent portfolio. However, there can be no assurance that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than our products or technologies and that could render our products or technologies obsolete or non-competitive.

Employees

As of December 31, 2010, the Company employed 20 full-time employees. The Company has established long-standing strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2010 and 2009, sales in the United States as a percentage of total sales were 93% and 96%, respectively. At December 31, 2010 and 2009, long lived assets located in the United States were $3,879 and $2,870, respectively. There were no long-lived assets located elsewhere as of December 31, 2010 and 2009.

Segments

The Company reports its financial results in one segment.

Available Information

Our web site is located at www.cic.com. The information on or accessible through our web site is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our web site as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission (“SEC”). Furthermore, a copy of this Annual Report on Form 10-K and other reports filed by CIC with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. and 3 p.m. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including CIC, that file electronically with the SEC at www.sec.gov.

Item 1A.   Risk Factors

         Not applicable.

Item 1B.   Unresolved Staff Comments

     None.

Item 2.      Properties

     The Company leases its principal facilities, consisting of approximately 9,600 square feet, in Redwood Shores, California, pursuant to a lease that expires in 2016.

Item 3.      Legal Proceedings

      None.
PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
         Securities

Market Information

The Company’s Common Stock is quoted on OTC Markets Group Inc.’s OTCQB quotation system under the trading symbol CICI. Trading activity for the Company’s Common Stock can be viewed at www.otcmarkets.com. Prior to March 1, 2010, the Company’s Common Stock was also quoted on the Over-the-Counter Bulletin Board under the trading symbol CICI.OB. The following table sets forth the high and low sale prices of the Common Stock for the periods noted.

Sale Price Per Share
Year	Period	High	Low

2009	First Quarter	$ 0.12	$ 0.04
	Second Quarter	$ 0.11	$ 0.05
	Third Quarter	$ 0.18	$ 0.07
	Fourth Quarter	$ 0.23	$ 0.10
2010	First Quarter	$ 0.14	$ 0.08
	Second Quarter	$ 0.14	$ 0.05
	Third Quarter	$ 0.08	$ 0.03
	Fourth Quarter	$ 0.06	$ 0.03

Holders

As of March 25, 2011 there were approximately 847 holders of record of our Common Stock.

Dividends

To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements, contractual restrictions or such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

All securities sold during 2010 by the Company were either previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed with the SEC.

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

Overview and Recent Developments

The Company is a leading supplier of electronic signature solutions for business process automation and is the recognized leader in biometric signature verification technology. Our products enable companies to achieve secure paperless business transactions with multiple signature technologies, across virtually all applications and hardware platforms, and that are legally binding and compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of electronic signature solutions within the financial services industry and has delivered significant expense reduction by enabling complete document and workflow automation.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2010, net losses attributable to common stockholders aggregated approximately $15,380, and, at December 31, 2010, the Company's accumulated deficit was approximately $107,337.

For the year ended December 31, 2010, total revenue was $851, a decrease of $1,085, or 56%, compared to total revenue of $1,936 in the prior year. The Company believes this decline in revenue is primarily attributable to the significant reduction in IT spending from the financial service companies in the aftermath of the recent financial crisis and recession.

For the year ended December 31, 2010, the loss from operations was $5,254, an increase of $2,484, or 90%, compared with a loss from operations of $2,770 in the prior year.  The increase in the operating loss is primarily attributable to the net effect of lower revenue for the year ended December 31, 2010, and a charge of $1,009 related to the acceleration of amortization of certain capitalized software development costs. For the year ended December 31, 2010, operating expenses were $6,105, an increase of $1,399, or 30%, compared to operating expense of $4,706 in the prior year. The increase in operating expense primarily reflects the accelerated amortization of certain capitalized software development costs, as well as an increase in general administrative costs related to the accrual for severance pay for three executives in December 2010.

From May through July 2010, the Company received $1,260 in additional funding through the issuance of additional secured indebtedness. In connection with these loans, the Company issued warrants to purchase18,000 shares of Common Stock with an exercise price of $0.06 per share, which are exercisable for a period of three years from the date of issuance.

The Company closed a recapitalization on August 5, 2010, issuing 6,608 shares of Series B Preferred Stock, par value $0.01, in exchange for all of the Company’s $6,608 of outstanding secured indebtedness under an Exchange Agreement (the “Recapitalization”). Simultaneous with the closing of the Recapitalization, the Company also sold an additional 1,440 shares of Series B Preferred Stock in a private placement, receiving $1,440 in gross proceeds (the “Series B Financing”).

On December 31, 2010, the Company sold 2,211 shares of Series C Preferred Stock in a private placement, receiving $2,211 in gross proceeds.  In connection with the sale of shares of Series C Preferred Stock, the Company also issued to purchasers of Series C Preferred Stock warrants to purchase 98,244 shares of Common Stock with an exercise price of $0.0225 per share, which are exercisable for a period of three years from the date of issuance.  The issuance of shares of Series C Preferred Stock and warrants to purchase Common Stock is referred to collectively herein as the “Series C Financing.”

New Accounting Pronouncements

See Note 1, Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenue and expenses reported for each period presented are affected by these estimates and assumptions that are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, fair value of financial instruments, software development costs, research and development costs, foreign currency translation and net operating loss carry-forwards. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company’s management in the preparation of the consolidated financial statements.

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company utilizes a discounted Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Revenue: Revenue is recognized when earned in accordance with the applicable accounting guidance. The Company recognizes revenue from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period whichever is longer.

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

The Company obtained an independent valuation from Strategic Equity Group of the carrying value of its patents as of December 31, 2005.  The Company believes that the biometric market potential identified in current year market research has improved over the data used to validate the carrying value of the Company’s patents at the end of 2005. Management updated this analysis at December 31, 2010 and believes that that no impairment of the carrying value of the patents exists at December 31, 2010.

Customer Base: To date, the Company's electronic signature revenue has been derived primarily from financial service industry end-users and from resellers and channel partners serving the financial service industry primarily in North America, the ASEAN Region and Europe. The Company performs periodic credit evaluations of its customers and does not require collateral.  The Company maintains reserves for potential credit losses.  Historically, such losses have been within management's expectations.

Software Development Costs: Software development costs are accounted for in accordance with the applicable accounting guidance. Under that guidance, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The annual amortization is equal to the straight-line amortization over the estimated useful lives of the software and varies by type of software. The Company generally subdivides its software into product software, server software and software-as-a-service.  The Company capitalized software development costs of approximately $772 and $813 for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, the Company decided to accelerate the amortization of its software portfolio to better reflect the transition of its offering from being mostly product-based to becoming mostly server and service-based and to provide a closer match with the useful life of the development costs being capitalized. This acceleration resulted in a one-time increase in amortization expense of $1,009.

Research and Development Costs:  Research and development costs are charged to expense as incurred.

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2010 of approximately $27.4 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2010 and December 31, 2009

Revenue

For the year ended December 31, 2010, total revenue was $851, a decrease of $1,085, or 56%, compared to total revenue of $1,936 in the prior year. For the year ended December 31, 2010, product revenue was $197, a decrease of $988, or 83%, compared to $1,185 in the prior year. The Company believes the decrease in product revenue is primarily due to the slow and moderate increase in IT spending by large financial service companies (historically, CIC’s primary target market) in the aftermath of the recent financial crisis and recession. For the year ended December 31, 2010, maintenance revenue was $654, a decrease of $97, or 13%, compared to maintenance revenue of $751 in the prior year. This decrease is primarily due to lower maintenance revenue from four customers that signed multi year contracts at a reduced annual rate.

Cost of Sales

For the year ended December 31, 2010, cost of sales was $879, a decrease of $6, or 1%, compared to cost of sales of $885 in the prior year. The decrease resulted from a $161 reduction in direct engineering costs due to the absence of development contract services revenue, offset by an increase in amortization of $110 related to previously capitalized software development costs associated with the Company’s product and maintenance revenue and a $45 increase in third party tablet costs.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2010, research and development expenses were $431, an increase of $88, or 26%, compared to research and development expenses of $343 in the prior year.  Research and development expenses consist primarily of salaries and related costs, outside engineering as required, maintenance items, and allocated facility expenses. The most significant factor contributing to the increase in these expenses was a charge of $1,009 related to the acceleration of certain capitalized software development costs. For the year ended December 31, 2010, total research and development expenses, before capitalization of software development costs and other allocations were $1,396, a decrease of $265, or 16%, compared to $1,661 of total research and development expenses before capitalization of software development costs and other allocations in the prior year.  In 2010, a senior level engineer was transferred to sales and marketing in the position of sales engineer. The transfer resulted in a reduction of total engineering expense before allocations. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain consistent with the 2010 amount in the near term.

Sales and Marketing Expenses

For the year ended December 31, 2010, sales and marketing expenses were $1,531, an increase of $30, or 2%, compared to sales and marketing expenses of $1,501 in the prior year. The increase was primarily attributable to an increase of $199, or 28%, in salary and related expenses, which was the result of the Company’s employees returning to full salary in January 2010 following a six-month period in which the compensation of the Company’s employees had been reduced by 14% under the terms of a salary reduction plan agreed to by the Company's employees in June 2009, and an increase in head count of one senior level sales engineer transferred from engineering. General marketing expenses were $625, a decrease of $169, or 21%, from general marketing expenses of $794 in the prior year.  This reduction was primarily due to decreases in advertising and promotion, commissions and allocated charges from engineering for sales support.

General and Administrative Expenses

For the year ended December 31, 2010, general and administrative expenses were $2,255, an increase of $278, or 14%, from general and administrative expenses of $1,977 in the prior year. The increase was primarily due to an increase of $167, or 19%, in salaries and related expenses as a result of the Company’s employees returning to full salary in January 2010 following a six-month period in which the compensation of the Company’s employees had been reduced by 14% under the terms of a salary reduction plan as discussed above, and an accrual for severance pay for three senior level executives who resigned in December 2010. Other general and administrative expenses increased $111, or 15%, due primarily to professional services and investor relations expenses indirectly associated with the Recapitalization and Series B Financing and the Series C Financing.

Interest and Other Income (Expense), Net

Interest and other income, net, decreased $4 to expense of $2, compared to an income of $2 in the prior year.

Interest Expense

For the year ended December 31, 2010, related party interest expense was $255, a decrease of $57, or 18%, compared to related party interest expense of $312 in the prior year. The decrease was due to the restructuring of the Company’s debt in the August 5, 2010 Recapitalization through the issuance of Series B Preferred Stock in exchange for all outstanding secured indebtedness. For the year ended December 31, 2010, interest expense-other was $8, a decrease of $35, or 81%, compared to interest expense-other of $43 in the prior year. The decrease was primarily due to the same factors discussed above.  For the year ended December 31, 2010, amortization of related party loan discount and deferred financing, which includes warrant costs associated with the Company’s debt and deferred financing costs associated with the notes and warrant purchase agreements was $1,719, an increase of $119, or 7%, compared to amortization of related party loan discount and deferred financing of $1,600 in the prior year.  The increase was primarily due to the an increase in the loan discount amortization of the cost of the warrants being issued with the bridge notes prior to the restructuring of the Company’s debt. (See Note 3 to the Consolidated Financial Statements of this report on Form 10-K.)

For the year ended December 31, 2010, amortization of loan discount and deferred financing-other, which includes warrant and deferred financing costs associated with the notes and warrant purchase agreements, was $57, a decrease of $21, or 27%, compared to $78 in the prior year. The decrease was primarily due to the factors discussed in interest expense above. (See Note 3 to the Consolidated Financial Statements of this report on Form 10-K.)

For the year ended December 31, 2010, there was no loss recorded for debt extinguishment compared to a loss on debt extinguishment of $829 recorded in the prior year. The loss on debt extinguishment related to the cancellation of notes and issuance of new notes as part of the May 2009 financing. This $829 represented unamortized debt discount and deferred financing cost associated with the cancelled notes.

The non-cash gain on derivative liabilities of $3,136 resulted from the revaluation of the Company’s derivatives at December 31, 2010 . The Company recorded a non-cash loss on derivative liabilities in the period of adoption of ASC 815 of $5,136 for the year ended December 31, 2009. (See Note 4 to the Consolidated Financial Statements of this report on Form 10-K).

Liquidity and Capital Resources

Cash and cash equivalents totaled $1,879 at December 31, 2010, compared to cash and cash equivalents of $1,021 at December 31, 2009. This increase is primarily attributable to $3,889 provided by financing activities, offset by $2,245 used in operating activities and $786 used in investing activities.

The cash used by operations was primarily attributable to the net loss of $4,159 and the non-cash gain on derivative liability of $3,136. These amounts were offset by non-cash charges of depreciation and amortization of $3,000, a charge to amortization expense of $1,009 related to acceleration of the period over which certain capitalized software development costs are amortized, stock-based employee compensation of $93, restricted stock expense and stock issued for services of $106, noncash financing costs of $291, and changes in operating assets and liabilities of $551.

The cash used in investing activities of $786 was due to capitalized software development costs of $772 and the acquisition of office and computer equipment of $14.

Proceeds from financing activities consisted primarily of $1,390 in net proceeds from the issuance of short-term debt, $860 in net proceeds from the issuance of Series B Preferred Stock in the Series B Financing and  $1,789 in net proceeds from the issuance of Series C Preferred Stock in the Series C Financing. These proceeds were offset by the payment of $150 related to the short-term debt issued in December 2010.

Accounts receivable were $103 at December 31, 2010, a decrease of $124, or 55%, compared to accounts receivable of $227 at December 31, 2009. Accounts receivable at December 31, 2010 and 2009, are net of $9 and $117, respectively, in reserves provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2010 were 34% lower than 2009.

Prepaid expenses and other current assets were $44 at December 31, 2010, a decrease of $22, or 33%, compared to prepaid expenses and other current assets of $66 at December 31, 2009.  The decrease is primarily due to the timing of the billings and payments of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable were $450 at December 31, 2010, an increase of $332, or 281%, from accounts payable of $118 at December 31, 2009. The increase in accounts payable is primarily due to increases in liabilities associated with professional fees incurred in connection with the Recapitalization, Series B Financing, and Series C Financing during the second half of the 2010.

Other current liabilities, which include accrued compensation of $446, were $605 at December 31, 2010, an increase of $109, or 22%, compared to other current liabilities of $496 at December 31, 2009.  The increase is primarily due to the accrual of severance pay for three senior level executives and the revised terms of office rent in 2010.

Deferred revenue was $1,106 at December 31, 2010, a decrease of $219, or 17%, compared to deferred revenue of $1,325 at December 31, 2009.  The decrease is due to primarily to the long-term maintenance contracts that were renewed at a discount compared to the annual renewal amounts.

Financing Transactions

The Company had outstanding debt with a principal balance of $6,608 (recorded in the balance sheet net of a discount of $1,509) immediately prior to the conversion of debt in August 2010 (see Note 3 to the Consolidated Financial Statements). The outstanding balance included $1,260 of funds borrowed through bridge financing obtained in May, June and July 2010 with the following terms: an interest rate of 8% per annum and a maturity date of December 31, 2010. The Company issued warrants to purchase an aggregate of 18,000 shares of Common Stock with an exercise price of $0.06 per share expiring in periods from May 2013 through July 2013 with the bridge financings. The remaining principal balance of $5,348 relates to funds raised in financing transactions in 2008 and 2009. The funds raised in these financings had the following terms: interest at 8% per annum and, at the option of the Company, interest could be paid in cash or in kind. Warrants to purchase 80,154 shares of Common Stock with exercise prices of $0.06 and expiration date of June 30, 2012, were issued in the prior financing transactions. Upon execution of each financing a debt discount was recorded. At December 31, 2009, a discount of $2,222 was included in the debt balance. For the years ended December 30, 2010 and 2009, amortization of the debt discount and deferred financing costs was $1,776 and $1,678, respectively. The unamortized discount of $1,509 was charged to paid-in capital in connection with conversion of the associated debt into shares of Series B Preferred Stock (see Note 3 to the Consolidated Financial Statements). The warrants included in the financing transactions were determined to be derivative liabilities (see Note 5 to the Consolidated Financial Statements).

In May and June 2010, the Company received $960 of the $1,260 in additional funding through the issuance of additional secured indebtedness.  In connection with the issuance of this indebtedness, the Company issued warrants to purchase 16,000 shares of Common Stock with an exercise price of $0.06 per share, which are exercisable for a period of three years from the date of issuance.  The Company ascribed a value of $622 to the warrants, which was recorded as a discount to “Current portion of long-term debt” in the balance sheet. Prior to conversion upon the closing of the Recapitalization, this additional secured indebtedness was due to mature on December 31, 2010.

In July 2010, the Company received an additional $300 through the issuance of additional secured indebtedness.  In connection with the issuance of an additional secured promissory note to an investor, the Company also issued warrants to purchase 2,000 shares of Common Stock with an exercise price of $0.06 per share, which are exercisable for a period of three years from the date of issuance. The Company ascribed a value of $60 to the warrants, which was recorded as a discount to “Current portion of long-term debt” in the balance sheet. Prior to conversion upon the closing of the Recapitalization, this additional secured indebtedness was due to mature on December 31, 2010.

On August 5, 2010, the Company completed the conversion of all of the Company’s outstanding secured indebtedness into shares of Series B Preferred Stock in the Recapitalization.  The Company issued approximately 6,608 shares of Series B Preferred Stock in the Recapitalization.  At the same time, the Company also issued an additional 1,440 shares of Series B Preferred Stock for proceeds of $1,440, net of expenses of $437, in the Series B Financing. In addition, the Company paid approximately $143 in expenses to a third party in connection with the financing. The expenses were recorded as a charge to additional paid in capital. The proceeds are to be used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the Recapitalization.

The Series B Preferred Stock carries a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, has a liquidation preference over Common Stock of one dollar and fifty cents ($1.50) per share and was convertible into shares of Common Stock at the initial conversion price of six cents ($0.06) per share.

In December 2010, as described in greater detail below, the Company issued 2,211 shares of Series C Preferred Stock in the Series C Financing, are initially convertible at a conversion price of two-and-a-quarter cents ($0.0225), which was less than the initial Series B conversion price of $0.06 per share. As a result, the conversion price of the Series B Preferred Stock was adjusted to $0.0433 per share, resulting in an increase in the number of shares of common stock which would be issuable upon conversion of shares of Series B Preferred Stock to shares of Common Stock (see Note 5 to the Consolidated Financial Statements). The Series B Preferred Stock is convertible any time after August 5, 2010. On August 5, 2010, the Series B Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other holders. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the Series B Preferred Stock’s conversion feature was reduced to approximately $130 at December 31, 2010 (See Note 4 to the Consolidated Fiancial Statements). The Company issued 206 shares of Series B Preferred Stock in payment of dividends for the six-month period ended December 31, 2010. The conversion feature recorded on the Series B Preferred Stock dividends was $30. If the outstanding Series B Preferred Stock is converted in its entirety, the Company will issue 193,546 shares of Common Stock.

On December 31, 2010, the Company issued 2,211 shares of Series C Preferred Stock  for proceeds of $2,211, net of expense of approximately $422, in the Series C Financing.  The Series C Preferred Stock is senior to the Series B Preferred Stock and Series A-1 Preferred Stock and to all shares of Common Stock with respect to dividend rights and to rights on liquidation, winding-up and dissolution. The expenses were recorded as a charge to additional paid in capital. The proceeds are to be used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock.

The Series C Preferred Stock carries a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series C Preferred Stock. In preference to all other shares of the Company’s capital stock, the Series C

Preferred Stock will receive liquidating distributions in the amount of $1.50 per share plus any accrued dividends. The Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder at an initial conversion price of $0.0225 per share, subject to adjustment for stock dividends, splits, combinations and similar events and, with certain exceptions, the issuance of additional securities at a purchase price less than the then current conversion price of the Series C Preferred Stock. The shares of Series C Preferred Stock are convertible any time after December 31, 2010. On December 31, 2010, the Series C Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $179, of which $113 is attributable to related parties and $66 to the other holders. If the outstanding Series C Preferred Stock is converted in its entirety, the Company will issue 98,244 shares of Common Stock.

After receipt of their liquidation preferences, the Series C Preferred Stock and the Series B Preferred Stock will participate pro rata on an as-converted basis with the shares of Common Stock in any remaining liquidation proceeds (after payment of the liquidation preference on the Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock).

In connection with the sale of shares of Series C Preferred Stock, the Company also issued to purchasers of Series C Preferred Stock warrants to purchase 98,244 shares of Common Stock with an exercise price of $0.0225 per share, which warrants are exercisable for a period of three years from the date of issuance.

During the year ended December 31, 2010, the Company exercised its option related to the terms of the financing transactions and made the interest and dividend payments in kind. Prior to the Recapitalization, the Company issued new notes in the amount of $208, and issued additional three-year warrants to purchase 3,460 shares of Common Stock at $0.06 per share. The Company ascribed the fair value of $170 to the additional warrants. The fair value of the warrants was estimated on the commitment dates using a Black-Scholes pricing model. The Company issued 206 new share of Series B Preferred Stock as in-kind payment of dividends. The Company ascribed the fair value of $30 to the conversion feature of the Series B Preferred Stock paid in kind. The fair value of the conversion feature was estimated on the commitment dates using a Black-Scholes pricing model.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2010 and 2009, was $2,039 and $2,033, respectively, of which $1,974 and $1,912, respectively, was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2010 and 2009, was $1,776 and $1,678, respectively, of which $1,719 and $1,600, respectively, was related party expense.

Contractual Obligations

The Company had the following material commitments as of December 31, 2010:

	Payments due by period
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments (1)	1,650	284	267	275	283	292	249
Total contractual cash obligations	$1,650	$284	$267	$275	$283	$292	$249

1.
The Company extended the lease on its offices in April 2010.  The base rent will decrease approximately 6% in November 2011 and then increase approximately 3% per annum over the term of the lease, which expires on October 31, 2016.

As of December 31, 2010, the Company leased facilities in the United States totaling approximately 10,000 square feet. The Company’s rental expense for the years ended December 31, 2010 and 2009, was approximately $281, and $303, respectively. In addition to the base rent, the Company pays a percentage of the increase, if any, in operating cost incurred by its landlord in such year, over the operating expenses incurred by its landlord in the base year.

        As of December 31, 2010, the Company's principal source of liquidity was its cash and cash equivalents of $1,879. With the exception of 2004, in each year since the Company’s inception the Company has incurred losses. Revenue in 2010 reflects the significant negative impact on spending brought about by the recent financial crisis and recession. Delays in closing new sales could result in the need for additional funds. However, there can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. As a result of this uncertainty, our auditors have expressed substantial doubt about on our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2010.

Foreign Currency Risk. The Company operates a joint venture in China and from time to time could make certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings could be exposed to fluctuations in interest rates and foreign currency exchange rates. The Company would attempt to limit any such exposure through operational strategies and generally has not hedged currency exposure.

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

Item 8. Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2010 and 2009, and for each of the years in the two-year period ended December 31, 2010, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act.  Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its internal control over financial reporting pursuant to applicable rules under the Securities Exchange Act of 1934, as amended.  In making this assessment, the Company’s management used the criteria established in “Internal Control, Integrated Framework” issued by the Committee Sponsoring Organization of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

         None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower, Chairman	71	Chairman and Chief Executive Officer
Andrea Goren	43	Director and Acting Chief Financial Officer
William Keiper	60	Acting President and Chief Operating Officer
Kurt Amundson	57	Director
Francis J. Elenio	44	Director
David E. Welch	62	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company’s Chairman and Chief Executive Officer since August 2010.  Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. In addition, Mr. Sassower has served as Chief Executive Officer of Xplore Technologies Corp. (OTCQB: XLRT) since February 2006 and has been a director of Xplore Technologies Corp. and served as Chairman of its board of directors since December 2004. On May 13, 2008, Mr. Sassower was named Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. Mr. Sassower also served as Chairman of the Board of the Company from 1998 to 2002 and as Co-Chief Executive Officer of the Company from 1997 to 1998. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Sassower’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience. Mr. Sassower has developed extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing changes.

Andrea Goren has served as a director since August 2010.  Mr. Goren was appointed the Company’s Acting Chief Financial Officer in December 2010.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003 and has been associated with Phoenix Enterprises LLC since January 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002. Mr. Goren has been a director of Xplore Technologies Corp. (OTCQB: XLRT) since December 2004 and of The Fairchild Corporation (NYSE: FA) since May 2008. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in more than 11 years of private equity investing. Mr. Goren has played a significant role in SG Phoenix LLC’s private equity investments and has developed extensive experience working with management teams and boards of directors, including at numerous public companies affiliated with SG Phoenix LLC.

William Keiper was appointed the Company’s Acting President and Chief Operating Officer in December 2010. Mr. Keiper is Managing Partner of First Global Partners LLC where he specializes in working with investors and Boards of Directors in resolving issues related to business continuity, performance and sustainable value creation. Mr. Keiper has over 30 years of business experience, more than 18 of which have been in the management of software, technology and IT product distribution and services organizations. He was President and Chief Executive Officer of Hypercom Corporation (NYSE: HYC) from 2005 to 2007 and served as a member of its Board of Directors from 2000 to 2007. He was Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company, from 2002 to 2005. From 1997 to 2002, he served as a principal in mergers and acquisitions firms serving middle market software and IT services companies. He was Chief Executive Officer of Artisoft, Inc., a public networking and communications software company, from 1993 to 1997, and its Chairman from 1995 to 1997. He held several executive positions, including President and Chief Operating Officer, of MicroAge, Inc., an indirect sales-based IT products distribution and services company, from 1986 to 1993, where he was a key executive in helping to profitably drive more than a billion dollar revenue increase over the course of his tenure with the company.

Kurt Amundson has served as a director since September 2009.  He is presently CFO of GoPro, a manufacturer of sports cameras and accessories, a position he has held since December 2009. Mr. Amundson has over 25 years of experience in financial and operating management, including 20 years at the CFO level of responsibility and higher, predominately with high tech firms in the Silicon Valley area. Mr. Amundson began his career with PricewaterhouseCoopers San Jose, California in 1980 after graduating from California Polytechnic State University. He attained his CPA certification in 1983. His experience as a VP-Finance/CFO of private companies includes: Proxim, Inc., Mountain View, CA, Abaxis, Inc., Sunnyvale, CA, Metra Biosystems, Inc. Mountain View, CA, Shaman Pharmaceuticals, Inc., South San Francisco, CA, Adesso Healthcare Technology Services, Inc., San Jose, CA, and Cerco Medical, San Francisco, CA. Mr. Amundson's COO/President experience includes positions with Medisys, Plc, Menlo Park, CA and Tuaki Medical, Inc., San Francisco, CA. As Chief Financial Officer, Mr. Amundson's experience includes successfully leading multiple public financings and IPOs, a secondary financing, Eurobond Financing, and multiple private and venture capital backed equity financings. He has worked with multiple investment banks in the execution of successful public financings including Cowen & Co., Robertson Stephens & Co., Hambrecht & Quist, Furman Selz, Volpe Welty and Co., Nomura Securities (London), UBS Warburg (prior to merger with Paine Webber), CIBC World Markets/Oppenheimer & Co., and U.S. Bancorp Piper Jaffray.  Mr. Amundson’s qualifications to serve on the Board of Directors include his significant financial management, operational and leadership experience with several public companies.

Francis J. Elenio has served as a director since August 2010. Mr. Elenio is Financial Advisor to Premier Wealth Management, Inc., a wealth management company focused on medium and high net worth individuals, and has served in that position since September 2007. In addition, Mr. Elenio is Chief Financial Officer of Wilshire Enterprises, Inc., a real estate investment and management company, and has served in that position since September 2006. Previously, Mr. Elenio was Chief Financial Officer of WebCollage, Inc., an internet content integrator for manufacturers, from March 2006 through August 2006. From November 2005 through March 2006, Mr. Elenio was interim Chief Financial Officer of TWS Holdings, Inc., a business process outsourcing company. From April 2004 until November 2005, Mr. Elenio was Chief Financial Officer and Director for Roomlinx, Inc., a provider of wireless high speed internet access to hotels and conference centers. Mr. Elenio has been a director of Xplore Technologies Corp. (OTCQB: XLRT) since November 2007. Mr. Elenio’s qualifications to serve on the Board of Directors include his significant financial management, operational and leadership experience including over 20 years of public and private accounting. Mr. Elenio has extensive CFO level experience at public and private companies.

David E. Welch has served as a director since March 2004.  From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm. Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002.  Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with AspenBio Pharma, Inc., from 2004 to present, PepperBall Technologies, Inc. From January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado. Mr. Welch’s qualifications to serve on the Board of Directors include his significant accounting and financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2010, all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

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

Audit Committee Financial Expert

Mr. Welch serves as the Audit Committee’s financial expert. Each member of the Audit Committee is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Item 11. Executive Compensation

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S. Sassower Chairman and CEO	2010	-(1)	−	−	−	−	−	−	−
Andrea Goren Acting CFO	2010	-(2)	–	–	–	–	–	–	–
Guido DiGregorio Former President & COO	2010 2009	262,156(3) 285,000(3)	− −	31,038 −	− 51,297	− −	− −	10,388 10,388	303,582 346,685
Frank Dane Former CLO & CFO	2010 2009	169,157 145,500	− −	3,485 −	− 14,484	− −	− −	− −	172,642 159,984

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and receives no compensation.

2.	Mr. Goren was appointed Acting Chief Financial Officer on December 7, 2010, and receives no compensation.

3.
Mr. DiGregorio's 2010 salary includes $35,000 paid in August 2010 that he had voluntarily deferred from his 2009 salary. Mr. DiGregorio's 2009 salary includes $85,000 paid in June 2009 that he had voluntarily deferred from his 2008 salary. In connection with the Recapitalization and Series B Financing, in June 2010, Mr. DiGregorio gave up 25% of his 2010 annual salary, or $71,250, in exchange for shares of restricted stock which shares vested over a 12-month period. Mr. DiGregorio gave up 18% of his 2009 salary, or $50,000, as part of the overall Company salary reduction per the May 2009 financing. Mr. DiGregorio resigned on December 7, 2010.

4.
The amounts provided in this column represent the aggregate grant date fair value of restricted stock awards granted  to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation.

5.
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. DiGregorio has 2,902,713 options that are vested and exercisable within sixty days of December 31, 2010.  Mr. Dane has 684,764 options that are vested and exercisable within sixty days of December 31, 2010. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 6 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

There are no employment agreements with any named executives, either written or oral.  All employment is at will.

Outstanding Equity Awards at Fiscal 2010 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (3)	Option Expiration Date (10)
Philip S. Sassower, Chairman and CEO	−	−	−	–
Guido DiGregorio, Former President & CEO	1,275,000(1) 425,000(2) 559,090(3) 184,701(4) 69,646(4) 63,721(4) 56,567(4) 53,202(4) 34,613(4) 24,926(4) 21,619(4) 23,347(4) 29,737(4) 37,107(4) 44,437(4)	− − − − − − − − − − − − − − −	$ 0.75 $ 0.39 $ 0.15 $ 0.08 $ 0.07 $ 0.08 $ 0.08 $ 0.09 $ 0.13 $ 0.18 $ 0.19 $ 0.18 $ 0.15 $ 0.12 $ 0.10	06/07/2012 06/07/2012 06/07/2012 07/15/2012 07/31/2012 08/14/2012 08/31/2012 09/15/2012 09/30/2012 10/15/2012 10/30/2012 11/13/2012 11/30/2012 12/15/2012 12/31/2012
Frank Dane, Former CLO & CFO	35,985(5) 107,958(6) 100,000(7) 279,545(8) 52,151(9) 19,665(9) 17,922(9) 15,972(9) 15,022(9) 9,733(9) 7,038(9) 6,104(9) 6,593(9) 8,396(9) 10,478(9) 12,547(9)	− − − − − − − − − − − − − – − −	$ 0.39 $ 0.75 $ 0.55 $ 0.15 $ 0.08 $ 0.07 $ 0.08 $ 0.08 $ 0.09 $ 0.13 $ 0.18 $ 0.19 $ 0.18 $ 0.15 $ 0.12 $ 0.10	06/07/2012 06/07/2012 06/07/2012 06/07/2012 07/15/2012 07/31/2012 08/14/2012 08/31/2012 09/15/2012 09/30/2012 10/15/2012 10/30/2012 11/13/2012 11/30/2012 12/15/2012 12/31/2012

(1) Mr. DiGregorio's 1,275,000 options were granted on December 19, 2005, vested pro rata quarterly over three years, and expire on June 7, 2012.

(2) Mr. DiGregorio's 425,000 options were granted on December 19, 2005, vested pro rata quarterly over three years, and expire on June 7, 2012.

(3)Mr. DiGregorio's 559,090 options were granted on July 25, 2008, vest pro rata quarterly over three years, and expire on June 7, 2012.

(4) Mr. DiGregorio was granted an aggregate of 643,623 options granted in 2009. Each of those options was 100% vested on its respective date of grant and expires three years from the date of grant.

(5) Mr. Dane's 35,985 options were granted on December 19, 2005, vested pro rata quarterly over three years, and expire on June 7, 2012.

(6) Mr. Dane's 107,958 options were granted on December 19, 2005, vested pro rata quarterly over three years, and expire on June 7, 2012.

(7) Mr. Dane's 100,000 options were granted on November 11, 2007, vested pro rata quarterly over three years, and expire on June 7, 2012.

(8) Mr. Dane's 279,545 options were granted on July 25, 2008, vest pro rata quarterly over three years, and expire on June 7, 2012.

(9) Mr. Dane was granted an aggregate of 263,549 options granted in 2009. Each of those options was 100% vested on its respective date of grant and expires three years from the date of grant.

(10)
All options granted will expire upon the earlier of (i) 18 months from December 7, 2010, or June 7, 2012 or (ii) the seven-year anniversary of the grant date, except for those fully vested stock options granted in lieu of salary, which options will expire on the three-year anniversary of the grant date.

Option Exercises and Stock Vested

There were no stock options exercised in 2010. There were 163,636, and 161,820 options to purchase stock granted to Mr. DiGregorio, and Mr. Dane, respectively, that vested during 2010.  In addition Mr. DiGregorio and Mr. Dane were granted shares of restricted stock in lue of salary as part of a salary reduction plan. As of December 7, 2010, the date Mr. DiGregorio and Mr. Dane resigned as employees, Mr. DiGregorio and Mr. Dane had vested in 517,295 and 58,082 shares, respectively, of restricted stock. The Company does not grant other equity-based incentives.

Director Compensation

For services as directors of the Company, all non-employee directors receive a fee of $1,000 for each board of directors meeting attended and all directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with attending such meetings.

During 2010, due to the telephonic nature of the director meetings, no director fees were paid and no stock options were issued.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 28, 2011, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.  Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o Communication Intelligence Corporation, 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065-1413.  All amounts are not stated in thousands.

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)	Number of Shares (2)	Percent Of Class (2)	Number of Shares (3)	Percent Of Class (3)	Number of Shares (4)	Percent Of Class (4)
Andrea Goren (5)	304,136,996	70.6%	−	−	4,898,965	58.6%	1,200,000	54.3%
Philip S. Sassower (6)	301,117,996	70.6%	−	−	4,898,965	58.6%	1,200,000	54.3%
Kurt Amundson (7)	158,333	*	−	−	−		−	−
Francis J. Elenio (8)	83,333	*	−	−	−	−	−	−
David E. Welch (9)	308,333	*	−	−	−	−	−	−
William Keiper (10)	8,666,666	4.3%		−	−	−	97,500	4.2%

All directors and executive officers as a group (6 persons) (11)	313,353,661	71.3%	−	−	4,898,965	58.6%	1,297,500	56.2%

5% Shareholders
Phoenix Venture Fund LLC (12)	304,034,663	70.6%	−	−	4,898,965	58.6%	1,200,000	52.0%
Michael W. Engmann (13)	68,166,292	25.6%	578,983	71.2%	1,374,077	16.5%	200,000	8.7%
___________
*           Less than 1%.

1.
Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, including shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 28, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 28, 2011, or securities convertible into Common Stock within 60 days of March 28, 2011 are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or other convertible securities, including shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 191,489,901 shares of Common Stock, 813,311 shares of Series A-1 Preferred Stock, 8,380,547 shares of Series B Preferred Stock and 2,308,000 shares of Series C Preferred Stock outstanding as of March 28, 2011. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

2.
Each outstanding share of Series A-1 Preferred Stock is presently convertible into 7.1429 shares of Common Stock. The shares of Series A-1 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-1 Preferred Stock stated in these columns reflect ownership of shares of Series A-1 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock at this ratio. The percentage of beneficial ownership of Series A-1 Preferred Stock beneficially owned is based on 813,311 shares of Series A-1 Preferred Stock outstanding as of March 28, 2011.

3.
Each outstanding share of Series B Preferred Stock is presently convertible into 23.0947 shares of Common Stock. The shares of Series B Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series B Preferred Stock stated in these columns reflect ownership of shares of Series B Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock at this ratio. The percentage of beneficial ownership of Series B Preferred Stock beneficially owned is based on 8,380,547 shares of Series B Preferred Stock outstanding as of March 28, 2011.

4.
Each outstanding share of Series C Preferred Stock is presently convertible into 44.444 shares of Common Stock. The shares of Series C Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series C Preferred Stock stated in these columns reflect ownership of shares of Series C Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock at this ratio. The percentage of beneficial ownership of Series C Preferred Stock beneficially owned is based on 2,308,000 shares of Series C Preferred Stock outstanding as of March 28, 2011.

5.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 12 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

6.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 12 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. In addition to the shares beneficially owned by Phoenix, Mr. Goren beneficially owns 19,000 shares of Common Stock. Mr. Goren’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

7.	Represents 158,333 shares issuable upon the exercise of options exercisable within 60 days hereof.

8.	Represents 83,333 shares issuable upon the exercise of options exercisable within 60 days hereof.

9.	Represents 308,333 shares issuable upon the exercise of options exercisable within 60 days hereof.

10.
Represents (a) 4,333,333 shares issuable upon the conversion of 97,500 shares of Series C Preferred Stock, and (b) an aggregate of 4,333,333 shares issuable upon exercise of warrants exercisable within 60 days hereof beneficially owned by FirstGlobal Partners LLC (“FirstGlobal”).  Mr. Keiper is the manager of FirstGlobal, which has the power to vote and dispose of the shares of Common Stock held by FirstGlobal and, accordingly, Mr. Keiper may be deemed to be the beneficial owner of the shares owned by FirstGlobal.

11.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 12 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes 716,665 shares issuable upon the exercise of options within 60 days of March 28, 2011.

12.
Represents (a) 62,283,625 shares held by Phoenix Venture Fund LLC ( “Phoenix”), (b) 2,792,429 shares held by SG Phoenix LLC, Phoenix’s management company and (c) 72,485,207 shares issuable upon the exercise of warrants, 113,140,069 shares issuable upon the conversion of 4,898,965 shares of Series B Preferred stock and 53,333,333 shares issuable upon the exercise of 1,200,000 shares of Series C Preferred Stock. SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 110 East 59th Street, Suite 1901, New York, NY 10022.

13.
Represents (a) 5,956,197 shares beneficially owned by Mr. Engmann, of which 743,128 are held by MDNH Partners, L.P. and 1,171,617 are held by KENDU Partners Company, (b) an aggregate of 22,158,341 shares issuable upon exercise of warrants beneficially owned by Mr. Engmann, of which 10,630,772 are held by MDNH Partners, L.P. and 150,435 are held by KENDU Partners Company, (c) 4,135,593 shares of Common Stock issuable upon the conversion of shares of Series A-1 Preferred Stock beneficially owned by Mr. Engmann, of which 1,255,366 are issuable to MDNH Partners, L.P. and 2,845,450 are issuable to KENDU Partners Company, (d) 31,733,880 shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock beneficially owned by Mr. Engmann, of which 7,362,286 are issuable to MDNH Partners, L.P. and 2,642,379 are issuable to KENDU Partners Company; and (e) 8,888,888 shares of Common Stock issuable upon the conversion of shares of Series C Preferred Stock beneficially owned by Mr. Engmann, of which 4,444,444 are issuable to MDNH Partners, L.P. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104. (See note 5 to the Consolidated Financial Statements).

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	2,154	$0.61	−
Equity Compensation Plans Not Approved by Security Holders	7,874	$0.26	3,182

Total:	10,028	$0.38	3,182

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

Director Independence

The Board of Directors has determined that Messrs. Amundson, Elenio and Welch are “independent,” as defined under and required by the federal securities laws and the rules of the NASDAQ Stock Market.

Related Party Transactions

Phoenix Venture Fund LLC (“Phoenix”) is the beneficial owner of approximately 70.6% of the Common Stock of the Company when calculated in accordance with Rule 13d-3, and Michael W. Engmann, together with two affiliated entities, is the beneficial owner of approximately 25.6% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

On April 26, 2010, the Company entered into a letter agreement (the “Phoenix Letter”) with Phoenix and SG Phoenix LLC, an affiliated entity of Phoenix, and a term sheet relating to certain bridge financing described below, the Recapitalization, and the Series B Financing. Under the Phoenix Letter, the Company agreed to pay SG Phoenix LLC an administrative fee as follows: $20,000 upon execution and delivery of the Phoenix Letter and an additional amount equal to 2% of the new capital invested or arranged by Phoenix in the offering of Series B Preferred Stock at the closing of such offering. In addition, the Company agreed to issue to SG Phoenix LLC three-year warrants to purchase shares of Common Stock at an exercise price of $0.06 per share. The number of warrant shares was determined by dividing 3% of the sum of the indebtedness converted in the recapitalization and the new capital raised in the offering by $0.06. The Company also agreed to indemnify Phoenix and SG Phoenix for breaches of the Phoenix Letter.

On May 4, 2010, the Company entered into a second amendment to the Credit Agreement dated June 5, 2008 (‘‘Amendment No. 2 to the Credit Agreement’’). Under Amendment No. 2 to the Credit Agreement, until August 31, 2010, upon submission of a written request by the Company and the approval of Phoenix in its sole discretion, the Company had the ability to receive up to an aggregate of $1.0 million in additional funding through the issuance of additional secured promissory notes to Phoenix and/or its designees. In connection with the issuance of any additional secured promissory notes to Phoenix and/or its designees, the Company was obligated to issue warrants to purchase shares of Common Stock. Under Amendment No. 2 to the Credit Agreement the Company had received an aggregate amount of $960 and issued and issued promissory notes therefore. The Company also issued warrants to purchase 16,000 shares of Common Stock at an exercise price of $0.06 per share.

In connection with Amendment No. 2 to the Credit Agreement, the Company also entered into a second amendment to the Registration Rights Agreement dated June 5, 2008 in order to provide for certain registration rights for the shares of Common Stock issuable upon exercise of the warrants issuable under Amendment No. 2 to the Credit Agreement.

On June 21, 2010, in order to effect the Recapitalization, the Company entered into an Exchange Agreement and related documents with its two principal stockholders, Phoenix and Mr. Engmann, and other holders of the Company’s outstanding senior secured indebtedness. Pursuant to the Exchange Agreement, dated June 21, 2010, the Company and such parties agreed, subject to the terms thereof, that Phoenix, Mr. Engmann and other holders of senior secured indebtedness would exchange all of the Company’s outstanding senior secured indebtedness under the Credit Agreement into shares of Series B Preferred Stock at an exchange price of $1.00 per share.

On June 21, 2010, in connection with the Series B Financing, the Company also entered into the Series B Purchase Agreement with Phoenix and other investors. Pursuant to the Series B Purchase Agreement, the Company and the investors agreed, subject to the terms thereof, that the Company would issue and sell and the investors would purchase for cash in a private placement 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share. Subject to the terms of the Series B Purchase Agreement, Phoenix agreed to purchase 600 shares of Series B Preferred Stock and Mr. Engmann and an affiliated entity agreed to purchase an aggregate of 300 shares of Series B Preferred Stock.

On August 5, 2010, the Company consummated both the Recapitalization and the Series B Financing.

On December 9, 2010, the Company entered into a Securities Purchase Agreement with Phoenix, Mr. Engmann and other investors. Pursuant to the Securities Purchase Agreement, the Company and the investors agreed, subject to the terms thereof, that the Company would issue and sell and the investors would purchase for cash in a private placement shares of Series C Preferred Stock at a purchase price of $1.00 per share. Subject to the terms of the Securities Purchase Agreement, Phoenix agreed to purchase 1,200 shares of Series C Preferred Stock and Mr. Engmann and one of his affiliated entities agreed to purchase an aggregate of 200 shares of Series C Preferred Stock. Under the terms of the Securities Purchase Agreement, Phoenix was to be issued at closing warrants to purchase 53,333 shares of Common Stock and Mr. Engmann and one of his affiliated entities was to be issued at closing warrants to purchase an aggregate of 8,889 shares of Common Stock. The exercise price of these warrants is $0.0225 per share. The Series C Preferred Stock issued in connection with the Financing was to be convertible into Common Stock at an initial conversion price of $0.0225 per share. The conversion price of the Series C Preferred Stock and the exercise price for the Warrants were negotiated between the Company and Phoenix on behalf of the Investors.

On December 31, 2010, the Company issued 2,211 shares of Series C Preferred Stock and issued warrants to purchase an aggregate of 98,244 shares of Common Stock.  Phoenix and Mr. Engmann invested the amounts and were issued the shares of Series C Preferred Stock and warrants to purchase Common Stock described above.

During the year ended December 31, 2010 the Company paid interest in kind by issuing notes of approximately $283 and $51 to Phoenix and Mr. Engmann, respectively. (See Note 3 of Notes to Consolidated Financial Statements on page F-17 for additional details.)

Item 14. Principal Accounting Fees and Services

Audit and other Fees. GHP Horwath, P.C. has been the Company’s auditors since September 2006. During fiscal years 2010 and 2009, the fees for audit and other services performed by GHP Horwath for the Company were as follows:

Amount and percentage of fees
Nature of Services	2010		2009

Audit Fees	Audit fees are expected to be	$ 109,000 (76%)	Audit Fees	$ 103,300(72%)
Audit-Related Fees		$ 25,000 (18%)	Audit-Related fees	$ 29,400(20%)
Tax Fees	Tax fees are expected to be	$ 9,000 (6%)	Tax Fees	$ 12,000( 8%)
All Other Fees		$ −	All Other Fees	$ −
Total		$ 143,000	Total	$ 144,700

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

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
3.15
Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

3.16
Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

3.17
Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

*3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010.
*3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010.
*3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010.
*3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on August 12, 2006.

Exhibit Number	Document
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
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

Exhibit Number	Document
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

10.53
Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.54
Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.55
Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.56
Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

10.57
Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.

10.58
Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.

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

The exhibits listed above are filed as part of this Form 10-K other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(c) Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California, on March 29, 2011.

Communication Intelligence Corporation
By:	/s/ Andrea Goren Andrea Goren (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 29, 2011.

Signature	Title

/s/ Philip S. Sassower Philip S. Sassower	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Andrea Goren Andrea Goren	Director, Acting Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Kurt Amundson Kurt Amundson	Director
/s/ Francis J. Elenio Francis J. Elenio	Director
/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Communication Intelligence Corporation

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 4 to the consolidated financial statements, in 2009, the Company adopted a new accounting standard related to whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s stock.

/S/ GHP Horwath, P.C.
Denver, Colorado
March 29, 2011

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,879	$1,021
Accounts receivable, net of allowance of $9 and $117 at December 31, 2010 and 2009, respectively	103	227
Prepaid expenses and other current assets	44	66

Total current assets	2,026	1,314
Property and equipment, net	26	31
Patents, net	2,392	2,771
Capitalized software development costs, net	452	1,515
Deferred financing costs (Note 3)	–	218
Other assets	29	29

Total assets	$4,925	$5,878

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt –net of discount of $2,222, including related party debt of $4,918, net of discount of $2,138 at December 31, 2009 (Note 3)	$–	$2,869
Accounts payable	450	118
Accrued compensation	446	327
Other accrued liabilities	159	169
Deferred revenue	456	458

Total current liabilities	1,511	3,941
Deferred revenue long-term	650	867
Deferred rent	183	–
Derivative liability	499	422
Total liabilities	2,843	5,230
Commitments and contingencies (Note 6)
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 813 and 751 shares outstanding at December 31, 2010 and 2009, respectively ($813 liquidation preference at December 31, 2010)	813	751
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 8,380 shares outstanding at December 31, 2010 ($12,570 liquidation preference at December 31, 2010)	6,350	–
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 2,211 shares outstanding at December 31, 2010 ($3,317 liquidation preference at December 31, 2010)	2,032	–
Common stock, $.01 par value; 1,050,000 shares authorized; 191,489 and 190,026 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,915	1,900
Additional paid-in capital	98,347	101,221
Accumulated deficit	(107,337)	(103,178)
Accumulated other comprehensive loss	(38)	(46)
Total stockholders' equity	2,082	648
Total liabilities and stockholders' equity	$4,925	$5,878

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
Revenue:
Product	$197	$1,185
Maintenance	654	751
	851	1,936
Operating costs and expenses:
Cost of sales:
Product	635	724
Maintenance	244	161
Acceleration of amortization of certain capitalized software development costs	1,009	
Research and development	431	343
Sales and marketing	1,531	1,501
General and administrative	2,255	1,977

	6,105	4,706

Loss from operations	(5,254)	(2,770)

Interest and other (expense) income, net	(2)	2
Interest expense:
Related party (Note 3)	(255)	(312)
Other (Note 3)	(8)	(43)
Amortization of debt discount and deferred financing cost:
Related party (Note 3)	(1,719)	(1,600)
Other (Note 3)	(57)	(78)
Loss on extinguishment of long-term debt	–	(829)
Gain (loss) on derivative liability	3,136	(5,136)
Net loss	(4,159)	(10,766)
Preferred stock dividends:
Related party	(292)	(45)
Other	(102)	(16)

Net loss attributable to common stockholders	$(4,553)	$(10,827)
Basic and diluted loss per common share	$(0.02)	$(0.08)
Weighted average common shares outstanding, basic and diluted	190,721	129,247

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In thousands except per share amounts)
	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2008	856	$856					130,374	$1,304	$95,174	$(94,569)	$13	$2,778
Cumulative effect of change in accounting principle on January 1, 2009 – Reclassification of equity-linked financial instrument to derivative liability									(3,510)	2,157		(1,353)
Stock-based employee compensation									318			318
Conversion of preferred shares	(166)	(166)					1,183	11	155			−
Cancellation of warrants recorded as derivative liability									875			875
Exercise of stock options							85	1	7			8
Exercise of warrants							58,384	584	8,263			8,847
Comprehensive loss:
Net loss										(10,766)		(10,766)
Foreign currency translation adjustment											(59)	(59)
Total comprehensive (loss)												(10,825)
Preferred share dividends, paid in kind	61	61							(61)			−
Balances as of December 31, 2009	751	751	−	−	−	−	190,026	1,900	101,221	(103,178)	(46)	648
Conversion of long-term notes into Series B Preferred Shares, net of unamortized discount of $1,509			6,608	$6,608					(1,509)			5,099
Issuance of Series B Preferred Shares			1,440	1,440								1,440
Financing cost on conversion of long-term notes and issuance of Series B Preferred Shares									(580)			(580)
Conversion feature associated with the Series B Preferred Shares				(2,000)								(2,000)
Warrants issued for services									(153)			(153)
Stock based employee compensation									93			93
Common stock issued for services							750	8	58			66
Restricted common stock issued in lieu of salaries							713	7	(7)			−
Restricted stock expense									40			40
Issuance of Series C Preferred Shares					2,211	$2,211						2,211
Financing cost on issuance of Series C Preferred Shares									(422)			(422)
Conversion feature associated with the Series C Preferred Shares						(179)						(179)
Comprehensive loss:
Net loss										(4,159)		(4,159)
Foreign currency translation adjustment											8	8
Total comprehensive loss												(4,151)
Preferred share dividends	62	62	332	332					(394)			−
Conversion feature, Preferred Share dividends				(30)								(30)
Balances as of December 31, 2010	813	$813	8,380	$6,350	2,211	$2,032	191,489	$1,915	$98,347	$(107,337)	$(38)	$2,082

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)
	2010	2009
Cash flows from operating activities:
Net loss	$(4,159)	$(10,766)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,224	1,107
Accelerated amortization of certain capitalized software development costs	1,009	−
Amortization of debt discount and deferred financing costs	1,776	1,678
Loss on extinguishment of long-term debt	−	829
Stock-based employee compensation	93	318
Restricted stock expense	40	−
Stock issued for services	66	−
(Gain) loss on derivative liability	(3,136)	5,136
Non cash interest expense	291	337
Changes in operating assets and liabilities:
Accounts receivable, net	124	473
Prepaid expenses and other assets	22	15
Accounts payable	332	26
Accrued compensation	119	(42)
Other accrued liabilities	173	(67)
Deferred revenue	(219)	982
Net cash (used for) provided by operating activities	(2,245)	26

Cash flows from investing activities: Acquisition of property and equipment	(14)	(8)
Capitalized software development costs	(772)	(813)
Net cash used for investing activities	(786)	(821)

Cash flows from financing activities:
Deferred financing costs	−	(174)
Net proceeds from issuance of short-term debt	1,390	−
Net proceeds from exercise of stock options and warrants		26
Net proceeds from issuance of long-term debt	−	1,100
Net proceeds from issuance of Series B preferred shares	860	−
Net proceeds from issuance of Series C preferred shares	1,789	−
Principal payments on short term debt	(150)	(65)
Net cash provided by financing activities	3,889	887

Net increase in cash and cash equivalents	858	92
Cash and cash equivalents at beginning of period	1,021	929
Cash and cash equivalents at end of period	$1,879	$1,021

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

                                                       Supplemental disclosure of cash flow information:
	December 31
	2010		2009
Supplementary disclosure of cash flow information

Non-cash financing and investing transactions
Secured indebtedness and accrued interest exchanged for Series B convertible preferred stock		$6,608	$	−
Conversion feature of Series B preferred shares classified as a derivative liability		$2,000		−
Dividends on preferred shares		$394		$61
Conversion feature of Series B preferred shares dividends issued as payment in-kind classified as a derivative liability		$30		−
Conversion of Series A-1 preferred stock to common stock	$	−		$166
Issuance of long-term debt for payment of interest in kind	$	−		$355
Reclassification of equity linked instrument to derivative liability	$	−		$1,353
Debt discount and related liability recorded in connection with long-term debt	$	−		$3,433
Warrants issued as payment of financing services		$153	$	−
Warrants issued in connection with bridge loans recorded as derivative liabilities		$682	$	−
Warrants issued for interest recorded as a derivative liability		$170		$291
Conversion feature of Series C preferred shares classified as a derivative liability		$179	$	−

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

The Company:

Communication Intelligence Corporation (the "Company" or "CIC") is a leading supplier of electronic signature products and the recognized leader in biometric signature verification. CIC enables companies to achieve truly paperless workflow in their electronic business processes by providing multiple signature technologies across virtually all applications. CIC’s solutions are available both in SaaS and on-premise delivery models and afford “straight-through-processing,” which can increase customer revenue by enhancing user experience and can also reduce costs through paperless and virtually error-free electronic transactions that can be completed significantly quicker than paper-based procedures. To date, the Company primarily has delivered biometric and electronic signature solutions to channel partners and end-user customers in the financial services industry.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne®, Ceremony® Server™, SignatureOne® Profile Server™, Sign-it® and iSign®.

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2010, the Company’s accumulated deficit was approximately $107,300. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has primarily funded these losses through the sale of debt and equity securities. As of December 31, 2010, the Company’s cash balance was approximately $1,879.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In June 2008 and May 2009 the Company raised funds through debt and equity financings and converted short-term notes payable to equity. In May, June and July 2010, the Company amended its credit agreement to provide for an additional $1,260 in short term funding. On August 4, 2010, stockholders approved the issuance of a Series B Participating Convertible Preferred Stock and the Company converted approximately $6,608 of long-term debt due in December 2010 into shares of Series B Preferred Stock. In addition the Company sold, for cash in a private placement, 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 5).  In December 2010 the shareholders approved the issuance of a Series C Participating Convertible Preferred Stock and the Company sold, for cash in a private placement, 2,211 shares of Series C Preferred Stock at a purchase price of $1.00 per share (Note 5).

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
(In thousands except per share amounts)

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

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt and long-term debt approximate fair value due to their relatively short maturities. The derivative liability has been stated at fair value using a discounted Black-Sholes option pricing model (Note 4).

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents (level 1 inputs), at December 31, consisted of the following:

	2010	2009
Cash in bank	$1,852	$124
Money market funds	27	897

Cash and cash equivalents	$1,879	$1,021

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

To date, accounts receivable have been derived principally from revenue earned from end users, manufacturers, and distributors of computer products in North America. The Company performs periodic credit evaluations of its customers, and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions.  The costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  The costs amortized to interest expense amounted to $218 for the year ended December 31, 2010. The costs amortized to interest expense for the year ended December 31, 2009 amounted to $425, including $212 of unamortized fees written off due to cancellation of the June 2008 notes in May 2009.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $19 and $25 for the years ended December 31, 2010 and 2009, respectively.

        Property and equipment, net at December 31, consists of the following:
	2010	2009
Machinery and equipment	$1,224	$1,210
Office furniture and fixtures	435	435
Leasehold improvements	90	90
Purchased software	323	323

	2,072	2,058
Less accumulated depreciation and amortization	(2,046)	(2,027)

	$26	$31

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
(In thousands except per share amounts)

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

    Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2010	2009
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(4,353	(3,974)

			$2,392	$2,771

Patents are stated at cost less accumulated amortization that, in management’s opinion, does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $379 and $378 for the years ended December 31, 2010 and 2009, respectively.  Amortization expense is estimated to be $379 for each of the six years through December 31, 2017.  The estimated remaining weighted average useful lives of the patents are 6 years.  The patents identified as "various" are technically narrow or dated patents that the Company believes the expiration of which will not be material to its operations.  At December 31, 2010, the net carrying value of those patents is $0.

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
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Patents (continued):

The Company performs intangible asset impairment analyses at least annually in accordance with the guidance in the Codification Topic ASC 350-30-05, “Goodwill and Other” ( “ASC 350”) and ASC 360-05-4, “Impairment or Disposal of Long-Lived Assets” ("ASC 360"). The Company uses the guidance in ASC 350 in response to changes in industry and market conditions that affect its patents; the Company then determines if an impairment of its assets has occurred. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Accounting Policies in Item 7 of this Form 10-K. The Company believes that no significant events or circumstances occurred or changed during the year ended December 31, 2010, and therefore concluded that no impairment in the carrying values of the patents existed at December 31, 2010.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the two years ended December 31, 2010.

Software development costs:

Software development costs are accounted for in accordance with the guidance in the Codification Topic 985-20, "Costs of Software to be Sold, Leased or Marketed" ("ASC 985-20"). Under ASC 985-20, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after the technological feasibility has been established and ends upon the release of the product. The annual amortization is equal to the straight-line amortization over the estimated useful life of the software and varies by type of software. The Company performs periodic impairment reviews to ensure that unamortized deferred development costs remain recoverable from the projected future net cash flows that they are expected to generate.

The capitalized costs are amortized to cost of sales. During 2010 and 2009, the Company capitalized approximately $772 and $813 of software development costs. Amortization of capitalized software development costs for the years ended December 31, 2010 and 2009, was $1,835 and $704, respectively. The increase between periods is related to the Company’s decision to accelerate the amortization of its software portfolio to better reflect the transition of its offering from being mostly product-based to becoming mostly server and service-based and to provide a closer match with the useful life of the development costs being capitalized. This acceleration resulted in an increase in amortization expense of $1,009 in 2010.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services.  The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2010	2009
Accrued professional services	$100	$102
Rents	19	39
Interest	–	1
Other	40	27
Total	$159	$169

Material commitments:

The Company had the following commitments at December 31, 2010:
	Payments due by period
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments (1)	1,650	284	267	275	283	292	249
Total contractual cash obligations	$1,650	$284	$267	$275	$283	$292	$249

1.
The Company extended the lease on its offices in April 2010.  The base rent will decrease approximately 6% in November 2011 and then increase approximately 3% per annum over the term of the lease, which expires on October 31, 2016.

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

For arrangements with multiple deliverables the Company allocates consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, Management’s best estimate of the selling prices is use. For the Company’s tangible products containing software and hardware elements that function together and deliver the tangible products’ essential functionality is accounted for under the multiple-element arrangements revenue recognition guidance discussed above.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

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

For each of the years ended December 31, 2010 and 2009, the Company’s sales in the United States as a percentage of total sales were 92% and 96%, respectively. For the years ended December 31, 2010 and 2009, the Company’s export sales as a percentage of total revenue were approximately 8% and 4%, respectively. Foreign sales are sales to customers in all countries other than the U.S.

Major customers:

Wells Fargo Bank accounted for 20% of total revenue for the year ended December 31, 2010. Two customers accounted for 55% of total revenue for the year ended December 31, 2009. American Family Insurance, Co. accounted for 12% and Wells Fargo Bank accounted for 43%.

Two customers accounted for 66% of gross accounts receivable at December 31, 2010. Mountain America Credit Union accounted for 49% and Oracle USA Inc. accounted for 17%. Four customers accounted for 75% of gross accounts receivable at December 31, 2009.  eCom Asia Pacific, Ltd, accounted for 30%, Lender Live accounted for 22%, Integrasys accounted for 13%, and John Deere Information Systems accounted for 10%.

Research and development:

Research and development costs are charged to expense as incurred.

Marketing

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2010 and 2009 was $20 and $59, respectively.

Net loss per share:

The Company calculates net loss per share under the provisions of the Codification Topic ASC 260, Earnings Per Share.  ASC 260 requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and diluted loss per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the year ended December 31, 2010, 10,028 shares of Common Stock subject to outstanding options, and  135,131 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

For the year ended December 31, 2009, 10,231 shares of Common Stock subject to outstanding options and 16,728 shares issuable upon exercise of the warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Foreign currency translation:

The Company considers the functional currency of the Joint Venture, CICC to be the local currency and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss in” the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each period except for those expenses related to balance sheet amounts which are translated at historical exchange rates.

Net foreign currency transaction gains and losses are included in "Interest and other income, net" in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2010 and 2009 were insignificant.

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

Income taxes:

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts and for tax loss and credit carry-forwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC 740, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the twelve month periods ended December 31, 2010 and 2009.

Recently issued accounting pronouncement:

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

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

The Joint Venture had no revenue for the years ended December 31, 2010 and 2009, respectively.  It had no long-lived assets as of December 31, 2010 and 2009.

3. Debt:

Immediately prior to the conversion of debt (the “Recapitalization”) in August 2010 (see Note 5), the Company had outstanding debt with a principal balance of $6,608 (recorded in the balance sheet net of a discount of $1,509). The outstanding balance included $1,260 of funds borrowed through bridge financing obtained in May, June and July 2010 with the following terms: an interest rate of 8% per annum and a maturity date of December 31, 2010. Warrants to purchase 18,000 shares of Common Stock with an exercise price of $0.06 per share expiring in periods from May 2013 through July 2013 were issued with the bridge financings. The remaining principal balance of $5,348 relates to funds raised in financing transactions in 2008 and 2009. The funds raised in these financings had the following terms: interest at 8% per annum and, at the option of the Company, interest could be paid in cash or in kind. Warrants to purchase 80,154 shares of Common Stock with an exercise price of $0.06 and an expiration date of June 30, 2012 were issued in the financing transactions. Upon execution of each financing a debt discount was recorded. At December 31, 2009, a discount of $2,222 was included in the debt balance. For the years ended December 31, 2010 and 2009, amortization of the debt discount and deferred financing costs was $1,776 and $1,678, respectively. The unamortized discount of $1,509 was charged to paid-in capital in connection with conversion of the associated debt into shares of Series B Preferred Stock (Note 7). The warrants included in the financing transactions were determined to be derivative liabilities (Note 4).

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

In July 2010, the Company entered into a third amendment of the Credit Agreement dated June 5, 2008 (“Amendment No. 3”).  Under Amendment No. 3 to the Credit Agreement, the Company received an additional $300 in secured indebtedness through the issuance of an additional secured promissory note to a new investor.  In connection with the issuance of this additional secured promissory note to this investor, the Company also issued 2,000 warrants to purchase shares of the Company’s Common Stock at $0.06 per share. The warrant expires three years from the date of issuance. The Company ascribed a value of $60 to the warrants, which was recorded as a discount to “Current portion of long-term debt” in the balance sheet. Prior to conversion upon the closing of the Recapitalization on August 5, 2010, the additional secured promissory note was due to mature on December 31, 2010.

The Company closed the Recapitalization on August 5, 2010, issuing 6,608 shares of Series B Preferred Stock in exchange for all of the Company’s outstanding secured indebtedness under the Exchange Agreement.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

3. Debt (continued):

Interest expense associated with the Company’s debt for the year ended December 31, 2010 and 2009 was $2,039 and $2,033, respectively, of which $1,974 and $1,912 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2010 and 2009 was $1,776 and $1,678, respectively, of which $1,719 and $1,600 was related party expense.

4. Derivative liability:

The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company adopted ASC 815-40-15 effective January 1, 2009, and determined that certain warrants and the embedded conversion feature on the Series A-1, Series B Preferred Shares and Series C Preferred Shares require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The warrants were retroactively reclassified as liabilities, the result was a decrease in paid-in capital as of January 1, 2009 of $3,510, a decrease in accumulative deficit of $2,157 and the recognition of a liability of $1,353 during various dates. The fair value of the embedded conversion feature for the Series A-1 Preferred Shares at December 31, 2010 and December 31, 2009 was insignificant. The fair value of the embedded conversion feature on the Series B Preferred Shares on the initial valuation date was approximately $2.0 million. The fair value of the embedded conversion feature on the Series B Preferred Shares at December 31, 2010 was approximately $130 (Note 7). The fair value of the embedded conversion feature on the Series C Preferred Shares on the initial valuation date, December 31, 2010, was approximately $179.

The Company issued additional warrants to purchase 30,405 shares of common stock during the year ended December 31, 2010, including 18,000 in connection with bridge financing, 3,469 for paid in-kind interest and 8,936 for services related to the Recapitalization and Purchase Agreements (Note 7). The issuance of the Series C Preferred Shares resulted in an increase in the liability of $179. The derivative liabilities were adjusted to fair value as of December 31, 2010, resulting in a decrease in the liability and other expense of $3,136 for the year ended December 31, 2010. The ending derivative liability balance at December 31, 2010 was $499.

The Company uses a discounted Black-Scholes pricing model to calculate the fair value of its preferred share and warrant liabilities. Key assumptions used to apply these models are as follows:
	December 31, 2010	December 31, 2009
Expected term	0.5 to 4.00 years	0.5 to 3.00 years
Volatility	141.5% - 184.1%	139.0% - 156.0%
Risk-free interest rate	0.29 – 1.02%	1.70%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of December 31, 2010, are as follows:

	Value at December 31, 2010	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$499	$ −	$ −	$499

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

4. Derivative liability (continued):

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability as of December 31, 2010 and December 31, 2009.

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2010, are as follows:

Derivative Liability
Balance at January 1, 2010	$422
Additional liabilities recorded related to warrants issued for services	153
Additional liabilities recorded related to warrants issued for interest paid in kind and bridge financing	851
Additional liabilities recorded related to the conversion feature on Series B preferred shares and dividends paid in kind	2,030
Additional liabilities recorded related to the conversion feature on Series C preferred shares	179
Gain on derivative liability	(3,136)
Balance at December 31, 2010	$499

5. Stockholders' equity:

Common stock options:

At December 31, 2010, the Company has one stock-based employee compensation plan, (the "2009 Stock Compensation Plan") and may also grants options to employees, directors and consultants outside of the 2009 Stock Compensation Plan under individual plans.

On July 1, 2009 the Board of Directors adopted the 2009 Stock Compensation Plan. Non-qualified options under the 2009 Stock Compensation Plan are granted to employees, officers, and consultants of the Company. There were 7,000 shares of Common Stock authorized for issuance under the 2009 Stock Compensation Plan. The options have a term of three to seven years and vest immediately or quarterly over three years as defined. As of December 31, 2010, 3,745 plan options were outstanding, and 2,366 plan options were exercisable with a weighted average exercise price of $0.09 per share.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

5. Stockholders' equity (continued):

In April 1999, the Company adopted and in June 1999, the shareholders approved the 1999 Option Plan. Incentive and non-qualified options under the 1999 Option Plan were granted to employees, officers, and consultants of the Company. The 1999 Option Plan expired in April 2009 (options outstanding under that plan are not effected by its expiration). There were 4,000 shares of Common Stock authorized for issuance under the 1999 Option Plan. The options had a seven year term and generally vested quarterly over three years. As of December 31, 2010, 2,153 plan options were outstanding and 2,153 plan options were exercisable with a weighted average exercise price of $0.61 per share.

The Company has issued options under individual plans to its employees and directors. The individual plan options generally vest over four years or pro rata quarterly over three years. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2010, 4,130 non-plan options were outstanding and 3,790 non-plan options were exercisable with a weighted average exercise price of $0.44 per share.

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

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. ASC 718 requires forfeitures of share-based payment awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the year ended December 31, 2010, was approximately 24%.

ASC 718 requires the cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards to be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2010.

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

	Year Ended December 31, 2010	Year Ended December 31, 2009
Risk free interest rate	1.12% - 5.11%	1.12% - 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% - 147.4%	91.99% - 145.0%
Expected dividends	None	None

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

5. Stockholders' equity (continued):

Share-based payment:

The following table summarizes the allocation of stock-based compensation expense related to stock option grants under ASC 718 for the years ended December 31, 2010 and 2009. There were no stock option exercises during the year ended December 31, 2010. During the year ended December 31, 2009, 85 stock options were exercised at a weighted average $0.09 per share.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Research and development	$21	$59
Sales and marketing	52	98
General and administrative	20	137
Director options	–	24
Stock-based compensation expense included in operating expenses	$93	$318

The summary activity under the Company’s 2009 Stock Compensation Plan, the 1999 Option Plan and Individual Plans is as follows:

	December 31, 2010				December 31, 2009
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	10,231	$0.34			7,608	$0.48
Granted	2,550	$0.08			3,976	$0.10
Exercised	–	$0.00			(85)	$0.09
Forfeited	(2,753)	$0.15			(1,268)	$0.40

Outstanding at period end	10,028	$0.33		3.2	10,231	$0.34		3.9

Options vested and exercisable at period end	8,309	$0.38		2.6	8,249	$0.39		3.3

Weighted average grant-date fair value of options granted during the period	$0.08				$0.10

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	7,047	3.8	$0.15	5,328	$0.18
$0.51 – $1.00	2,908	1.8	$0.72	2,908	$0.72
$1.01 – $2.00	73	1.2	$1.66	73	$1.66
	10,028			8,309

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

5. Stockholders' equity (continued):

Share-based payment:

A summary of the status of the Company’s non-vested shares as of December 31, 2010 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2010	1,982	$0.10
Granted	2,550	$0.07
Forfeited	(1,895)	$0.12
Vested	(918)	$0.18
Non-vested	1,719	$0.06

As of December 31, 2010, there was $43 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the provisions of ASC 718, which may have a material impact on the Company’s financial statements.

As of December 31, 2010, 10,028 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

Preferred Shares:

Series A-1

In connection with the closing of the June 2008 Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock, which shares were subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Shares”).  During 2009, 146 Series A-1 Preferred Shares were converted into 1,005 shares of the Company’s Common Stock. As of December 31, 2009, there are 813 Series A-1 Preferred Shares outstanding.  The Series A-1 Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Series A-1 Preferred Shares, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the outstanding Series A-1 Preferred Shares are converted in their entirety, the Company would issue 5,809 shares of Common Stock. The Series A-1 Preferred Shares are convertible any time after June 30, 2008. As of December 31, 2010, the Company has accrued dividends on the preferred shares of $170.

 During the year ended December 31, 2009, one preferred shareholder, a related party, converted an aggregate of 166 preferred shares into 1,183 shares of the Company’s Common Stock.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

5. Stockholders' equity (continued):

Series B

On August 5, 2010, the Company completed the conversion of all of the Company’s outstanding indebtedness into shares of Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock”) in accordance with an executed Exchange Agreement entered into with Phoenix Venture Fund LLC and certain other holders of the Company’s indebtedness and sold approximately 1.44 million shares of Series B Preferred Stock in accordance with an executed Series B Preferred Stock Purchase Agreement (the “Purchase Agreement”). The Company issued approximately 6,608 shares of Series B Preferred Stock in exchange for all of the Company’s outstanding secured indebtedness and issued 1,440 shares of Series B Preferred Stock for proceeds of $1,440, net of expenses of $437. In addition, the Company paid approximately $143 in expenses to a third party in connection with the financing. The expenses were recorded as a charge to additional paid in capital. The proceeds are to be used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the Recapitalization.

The Series B Preferred Stock carries a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, has a liquidation preference over Common Stock of one dollar ($1.50) per share and are convertible into shares of Common Stock at an initial conversion price of six cents ($0.06) per share. The Company issued additional stock, the Series C Participating Convertible Preferred Stock (the “Series C Preferred Stock”), at a price less than the current conversion price of $0.06, which resulted in a downward adjustment in the conversion price of the Series B Preferred Stock to $0.0433 per share and in an increase in the number of shares of Common Stock that would be issued upon conversion of the Series B Preferred Stock (Note4). The Series B Preferred Stock is convertible any time after August 5, 2010. The Recapitalization included a conversion feature determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other creditors. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock the fair value of the embedded conversion feature on the Series B Preferred Stock was reduced to approximately $130 at December 31, 2010 (Note 4). The Company issued 206 shares of Series B Preferred Stock in payment of dividends for the year ended December 31, 2010. The conversion feature recorded on the Series B Preferred Stock dividends was $5. If the outstanding Series B Preferred Stock is converted in its entirety, the Company would issue 193,533 shares of Common Stock.

Series C

On December 31, 2010, the Company completed the sale of 2,211 shares of Series C Preferred Stock through a Purchase Agreement with Phoenix Venture Fund LLC and certain other investors for proceeds of $2,211 net of approximately $422 in expenses to third parties in connection with the financing. The Series C Preferred Stock is senior to the outstanding Series B Preferred Stock and Series A-1 Preferred Stock and all shares of Common Stock with respect to dividend rights and rights on liquidation, winding-up and dissolution in accordance with its Purchase Agreement. The expenses were recorded as a charge to additional paid in capital. The proceeds are to be used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock.

The Series C Preferred Stock carries a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional Series C Preferred Stock. In preference to all other shares of the Company’s capital stock, The Series C Preferred Stock will receive liquidating distributions in the amount of $1.50 per share plus any accrued dividends. The Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder at an initial conversion price of $0.0225 per share, subject to adjustment for stock dividends, splits, combinations and similar events and, with certain exceptions, the issuance of additional securities at a purchase price less than the then current conversion price of the Series C Preferred Stock. The Series C Preferred Stock is convertible any time after December 31, 2010. On December 31, 2010, the Series C Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $179, of which $113 is attributable to related parties and $66 to the other holders. If the

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

5. Stockholders' equity (continued):

Series C

outstanding Series C Preferred Stock is converted in its entirety, the Company would issue 98,244 shares of Common Stock.

After receipt of the liquidation preference, the shares of Series C Preferred Stock and Series B Preferred Stock will participate pro rata on an as-converted basis with the shares of Common Stock in any remaining liquidation proceeds (after payment of the liquidation preference on the Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock).

Warrants:

Series C Warrants

Each investor received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. If the outstanding Series C Warrants are executed for cash in their entirety, the Company would issue 98,244 shares of Common Stock.

Other Warrants

In October 2009, a note holder and related party exercised 300 warrants, and the Company issued 300 shares of Common Stock at $0.06 per share. The Company received $18 in cash.

In late October and early November 2009, note holders, including related parties, exercised 82,557 warrants on a cashless basis. The warrant exchange rate was based on the average closing price of the Company’s Common Stock for the preceding five trading days prior to the date of exercise. The Company issued 58,384 shares of Common Stock, including 52,429 shares to related parties.

At December 31, 2010, 135,364 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants.

Restricted Share Grants

As part of the Recapitalization, the Company issued restricted shares to four employees in exchange for reductions in their respective salaries. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. Fifty percent of the shares vested on December 31, 2010 and the remaining 50%  are scheduled to vest on June 30, 2011, subject to continued employment through such vesting dates. As of December 31, 2010, the Company will issue 678 restricted shares of Common Stock.

6. Commitments:

Lease commitments:

The Company currently leases its principal facilities in Redwood Shores, California, pursuant to a sublease that expires in 2016. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $281, and $303, in 2010 and 2009, respectively.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

7. Income taxes:

As of December 31, 2010, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $63,430.  The net operating loss carry-forwards expire between 2011 and 2030. The Company also had federal research and investment tax credit carry-forwards of approximately $165 that expire at various dates through 2012. The Company also has state net operating loss carry-forwards available to reduce taxable income of approximately $31,700. The net operating loss carry-forwards expire between 2013 through 2030.

Deferred tax assets and liabilities at December 31, consist of the following:
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$25,373	$23,543
Credit carry-forwards	165	202
Deferred income	456	582
Intangibles	1,175	684
Other, net	210	156

Total deferred tax assets	27,379	25,167

Valuation allowance	(27,379)	(25,167)

Net deferred tax assets	$-	$-

Income tax benefit differs from the expected statutory rate as follows:

	2010	2009
Expected federal income tax benefit	$(1,414)	$(3,673)
State income tax benefit	(250)	(648)
Other	(548)	2,318
Change in valuation allowance	2,212	2,003
Income tax benefit	$–	$–

A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carry-forwards may be impaired or limited in certain circumstances. These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period. During 1997, the Company experienced stock ownership changes which could limit the utilization of its net operating loss and research and investment tax credit carry-forwards in future periods. In addition, a study of recent transactions has not been preformed to determine whether any further limitations might apply.

8. Employee benefit plans:

The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.