Form 10-Q
period 2011-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2011-05-16
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      March 31, 2011

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

Number of shares outstanding of the issuer's Common Stock, as of May 14, 2011: 191,228,541.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
Unaudited
 (In thousands)

	March 31,	December 31,
	2011	2010
Assets	Unaudited
Current assets:
Cash and cash equivalents	$1,643	$1,879
Accounts receivable, net of allowance of $9 at March 31, 2011 and December 31, 2010	101	103
Prepaid expenses and other current assets	50	44

Total current assets	1,794	2,026
Property and equipment, net	34	26
Patents, net	2,298	2,392
Capitalized software development costs, net	280	452
Other assets	29	29

Total assets	$4,435	$4,925

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$540	$450
Accrued compensation	287	446
Other accrued liabilities	156	159
Deferred revenue	427	456

Total current liabilities	1,410	1,511
Deferred revenue long-term	580	650
Deferred rent	162	183
Derivative liability	214	499
Total liabilities	2,366	2,843
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 829 and 813 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, ($829 liquidation preference at March 31, 2011)	829	813
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 8,587 and 8,380 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, ($12,881 liquidation preference at March 31, 2011)	6,558	6,350
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 3,163 and 2,211 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively, ($4,745 liquidation preference at March 31, 2011)	2,984	2,032
Common stock, $.01 par value; 1,050,000 shares authorized; 191,229 and 191,489 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,912	1,915
Additional paid-in capital	98,490	98,347
Accumulated deficit	(108,666)	(107,337)
Accumulated other comprehensive loss	(38)	(38)

Total stockholders' equity	2,069	2,082

Total liabilities and stockholders' equity	$4,435	$4,925

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Revenue:
Product	$121	$37
Maintenance	156	170
Total Revenue	277	207

Operating costs and expenses:

Cost of sales:
Product	168	156
Maintenance	106	24
Research and development	296	103
Sales and marketing	396	425
General and administrative	565	425
Total operating costs and expenses	1,531	1,133

Loss from operations	(1,254)	(926)

Interest and other expense, net	(2)	–
Interest expense:
Related party	−	(101)
Other	−	(5)
Amortization of loan discount and deferred financing:
Related party	−	(589)
Other	−	(21)
Loss on derivative liability	(73)	(8)
Net loss	(1,329)	(1,650)

Accretion of beneficial conversion feature, Preferred shares:
Related party (Note 6)	(1,832)	−
Other (Notes 6)	(1,669)	−

Preferred stock dividends:
Related party	(202)	(12)
Other	(77)	(3)
Net loss attributable to common stockholders	$(5,109)	$(1,665)
Basic and diluted net loss per common share	$(0.03)	$(0.01)
Weighted average common shares outstanding, basic and diluted	191,306	190,551

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2011
Unaudited
(In thousands)
	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2010	813	$813	8,380	$6,350	2,211	$2,032	191,489	$1,915	$98,347	$(107,337)	$(38)	$2,082
Stock-based employee compensation									186			186
Restricted stock expense									1			1
Forfeiture of restricted stock issued in lieu of salary							(260)	(3)	(13)			(16)
Series C Preferred Shares issued for services					97	97						97
Warrants issued for services									(4)			(4)
Issuance of Series C Preferred Shares for cash					800	800						800
Reclassification of conversion feature associated with the of Series B and Series C Preferred Shares from derivative liability to equity									362			362
Financing cost on issuance of Series C Preferred Shares									(110)			(110)
Beneficial Conversion Feature associated with Series B Preferred Shares									338			338
Beneficial Conversion Feature associated with Series C Preferred Shares									3,163			3,163
Accretion of Beneficial Conversion Feature on Series B Preferred Shares									(338)			(338)
Accretion of Beneficial Conversion Feature on Series C Preferred Shares									(3,163)			(3,163)
Preferred share dividends, paid in kind	16	16	208	208	55	55			(279)			−
Comprehensive loss:
Net loss										(1,329)		(1,329)
Balances as of March 31, 2011	829	$829	8,588	$6,558	3,163	$2,984	191,229	$1,912	$98,490	$(108,666)	$(38)	$2,069

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,329)	$(1,650)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	283	264
Amortization of debt discount and deferred financing costs	−	611
Stock-based employee compensation	186	26
Restricted stock expense	1	−
Series C Preferred Shares issued for services	97	−
Loss on derivative liability	73	8
Forfeiture of restricted stock issued in lieu of salary	(16)	−
Non-cash financing expense	−	108
Changes in operating assets and liabilities:
Accounts receivable	2	119
Prepaid expenses and other assets	(6)	(26)
Accounts payable	90	97
Accrued compensation	(159)	5
Other accrued liabilities	(24)	(44)
Deferred revenue	(99)	(2)
Net cash used for operating activities	(901)	(484)

Cash flows from investing activities: Acquisition of property and equipment	(13)	(2)
Capitalized software development costs	(12)	(201)
Net cash used for investing activities	(25)	(203)

Cash flows from financing activities:
Net proceeds from issuance of Series C preferred shares	690	−
Net cash provided by financing activities	690	−

Net decrease in cash and cash equivalents	(236)	(687)
Cash and cash equivalents at beginning of period	1,879	1,021
Cash and cash equivalents at end of period	$1,643	$334

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2011		2010
Supplementary disclosure of cash flow information
Interest paid	$	−	$	−

Non-cash financing and investing transactions:
Issuance of long-term debt for payment of interest in kind	$	−		$100
Accretion of beneficial conversion feature on convertible preferred shares		$3,501	$	−
Issuance of preferred shares by payment of dividends in kind		$279		$15
Fee warrants issued in connection with the March 31,2011 issuance of the Series C Preferred shares		$4	$	−
Warrants issued for interest recorded as derivative liability	$	−		$107
Issuance of common stock for services	$	−		$66

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

1.	Nature of business and summary of significant accounting policies

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company is a leading supplier of electronic signature products and the recognized leader in biometric signature verification. CIC enables companies to achieve truly paperless workflow in their electronic business processes by providing multiple signature technologies across virtually all applications. CIC’s solutions are available both in software as a service (“SaaS”) and on-premise delivery models and afford “straight-through-processing,” which can increase customer revenue by enhancing user experience and can also reduce costs through paperless and virtually error-free electronic transactions that can be completed significantly quicker than paper-based procedures. To date, the Company primarily has delivered biometric and electronic signature solutions to channel partners and end-user customers in the financial services industry.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well as signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne® Ceremony® Server™, SignatureOne® Profile Server™, Sign-it® and iSign®.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at March 31, 2011, the Company’s accumulated deficit was approximately $108,600. The Company has primarily funded these losses through the sale of debt and equity securities. As of March 31, 2011, the Company’s cash balance was approximately $1,643.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On August 4, 2010, the stockholders approved the issuance of a Series B Participating Convertible Preferred Stock and the Company converted approximately $6,608 of long-term debt due in December 2010, into shares of Series B Preferred Stock. In addition the Company sold, for cash in a private placement, 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 6). In December 2010, the shareholders approved the issuance of a Series C Participating Convertible Preferred Stock, and the Company sold, for cash in a private placement,

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

1.	Nature of business and summary of significant accounting policies (continued)

2,211 shares of Series C Preferred Stock at a purchase price of $1.00 per share (Note 6). On March 31, 2011, the Company sold, for cash in a private placement, an additional 800 shares of Series C Preferred Stock at a purchase price of $1.00 per share.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short maturities. The derivative liability has been stated at fair value using an option pricing model (Note 4).

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. As this new accounting standard only required additional disclosure, the adoption of the standard did not impact the Company’s consolidated financial statements.

2.         Accounts receivable and revenue concentrations

Two customers accounted for 61% and 15%, respectively, of gross accounts receivable as of March 31, 2011. Two customers accounted for 45% and 34%, respectively, of gross accounts receivable as of March 31, 2010.

Two customers accounted for 24% and 13%, respectively, of total revenue for the three months ended March 31, 2011. Two customers accounted for 26% and 10%, respectively, of total revenue for the three months ended March 31, 2010.

3.	Patents

The Company performs an intangible asset impairment analysis at least annually in accordance with the relevant accounting guidance. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the carrying value of each patent exceeds the fair value of each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the factors listed in Critical Accounting Policies in the Company’s Annual Report on Form 10-K.

Management completed an analysis of its patents as of December 31, 2010. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

3.	Patents (continued)
that no events or circumstances occurred or changed during the three months ended March 31, 2011, and therefore concluded that no impairment in the carrying values of the patents existed at March 31, 2011.

Amortization of patent costs was $94 and $95 for the three month periods ended March 31, 2011 and 2010, respectively.

4.	Derivative liability

The Company follows the guidance found in the Derivative and Hedging, Contracts in Entity’s Own Equity topic in the Codification, ASC 815-40-15. Paragraphs 15-5 through 15-8 specify that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-40-15 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

The Company determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Preferred Stock require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at March 31, 2011 and December 31, 2010 was insignificant.

In August 2010 and December 2010, the Company issued 8,380 shares of Series B Preferred Stock and 2,211 shares of Series C Preferred Stock, respectively. At December 31, 2010, the Company determined that the embedded conversion feature on these shares required liability classification due to the impact the anti-dilution provisions could have had on the number of shares issuable upon conversion. The fair value of the embedded conversion feature on the Series B Preferred Stock at December 31, 2010, was approximately $136, and the fair value of the embedded conversion feature on the Series C Preferred Stock was approximately $179. On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock by amending the anti-dilution provisions (See Note 6 to the Condensed Consolidated Financial Statements). As a result of such amendment, the Series B Preferred Stock and Series C Preferred Stock no longer require liability classification.  On the date of the amendment, the Company revalued the conversion features on these shares, resulting in a loss of $47, and reclassified the derivative value to equity, resulting in a decrease in the derivative liability of $362.

In March 2011, the Company issued fee warrants to related parties to purchase 1,778 shares of common stock in connection with a private placement sale of 800 additional shares of Series C Preferred Stock (Note 6 to the Condensed Consolidated Financial Statements). The issuance of the fee warrants resulted in an increase in the liability of $4.

The remaining derivative liabilities related to the outstanding warrants were adjusted to fair value as of March 31, 2011, resulting in an increase in the liability and other expense of $26.  The fair value of the outstanding warrants at March 31, 2011 and December 31, 2010 was $214 and $184, respectively.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

4.	Derivative liability (continued):

The Company uses a discounted option pricing model to calculate the fair value of its preferred share and warrant liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2011	December 31, 2010
Expected term	1.30 to 4.00 years	0.5 to 4.00 years
Volatility	161.2% - 188.6%	141.5% - 184.1%
Risk-free interest rate	0.30 – 2.24%	0.29 – 1.02%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of March 31, 2011, are as follows:

	Value at March 31, 2011	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$214	$ −	$ −	$214

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (Level 1) and the above mentioned derivative liability as of March 31, 2011 and December 31, 2010.

Changes in the fair value of the Level 3 derivative liability for the three months ended March 31, 2011, are as follows:

Derivative Liability
Balance at January 1, 2011	$499
Additional liabilities recorded related to warrants issued for services	4
Reclassification of conversion feature on the Series B and Series C Preferred Stock to equity	(362)
Loss on derivative liability	73
Balance at March 31, 2011	$214

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

5.	Net loss per share

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

For the three months ended March 31, 2011, 33,032 shares of common stock issuable upon the exercise of outstanding options, 176,798 shares issuable upon the exercise of warrants and 344,825 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

For the three months ended March 31, 2010, 9,468 shares of common stock issuable upon the exercise of outstanding options, 18,401 shares issuable upon the exercise of warrants and 5,473 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

6.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and has also granted options to employees, directors and consultants pursuant to individual plans.

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. As of March 31, 2011, there are 2,828 options outstanding pursuant to this plan.

The Company's Board of Directors adopted the 2011 Stock Compensation Plan on January 28, 2011, reserving 50,000 shares of Common Stock of the Company for issuance thereunder. As of March 31, 2011, there are 24,496 options outstanding pursuant to this plan

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2011 and 2010, was approximately 24% and 25%, respectively, based on historical data.

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

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

6.	Equity (continued)

Valuation and Expense Information (continued):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Risk free interest rate	1.12% – 5.11%	1.12% – 5.11%
Expected term (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% – 147.41%	91.99% – 147.41%
Expected dividends	None	None

The Company granted 24,496 stock options during the three months ended March 31, 2011 and no stock options were exercised. The Company granted 250 stock options during the three months ended March 31, 2010 and no stock options were exercised. The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three months ended March 31, 2011 and 2010.

	Three Months Ended March31,
	2011	2010
Research and development	$90	$7
Sales and marketing	44	2
General and administrative	52	17
Stock-based compensation expense	$186	$26

A summary of option activity under the Company’s plans as of March 31, 2011 and 2010 is as follows:

	As of March 31,
	2011					2010
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	10,028	$0.33				10,231	$0.34
Granted	24,496	$0.07		$	−	250	$0.12		$	−
Exercised	−					−
Forfeited or expired	(1,492)	$0.76		$	−	(1,013)	$0.11			$6
Outstanding at March 31	33,032	$0.14	5.67	$	−	9,468	$0.36	4.06		$6
Vested and expected to vest at March 31	33,032	$0.14	5.67	$	−	9,468	$0.36	4.06		$6
Exercisable at March 31	7,938	$0.39	2.05	$	−	8,457	$0.39	3.50	$	−

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

6.	Equity (continued)

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2011 and 2010:

	As of March 31, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	30,101	6.10	$0.08	5,007	$0.18
0.51 – 1.00	2,858	1.21	$0.72	2,858	$0.72
1.01 – 2.00	73	0.97	$1.66	73	$1.66
	33,032	5.67	$0.14	7,938	$0.39

	As of March 31, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	6,472	3.5	$0.18	5,461	$0.18
0.51 – 1.00	2,908	2.5	$0.72	2,908	$0.72
1.01 – 2.00	73	1.9	$1.66	73	$1.66
3.01 – 7.50	15	0.2	$3.56	15	$3.56
	9,468	4.1	$0.36	8,457	$0.39

A summary of the status of the Company’s non-vested shares as of March 31, 2011, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,719	$0.06
Granted	24,496	$0.05
Forfeited	(1,053)	$0.04
Vested	(68)	$0.18
Non-vested at March 31, 2011	25,094	$0.05

As of March 31, 2011, there was $769 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.1 years.

Preferred Shares

Series A-1

In May 2008, the Company issued an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock in exchange for certain debt. The Series A Cumulative Convertible Preferred

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

6.	Equity (continued)

Series A-1 (continued)

Stock was subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”).  As of March 31, 2011, there are 829 shares of Series A-1 Preferred Stock outstanding.  The shares of Series A-1 Preferred Stock carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred Stock, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the outstanding shares of Series A-1 Preferred Stock were converted in their entirety as of March 31, 2011, the Company would issue 5,924 shares of Common Stock. The shares of Series A-1 Preferred Stock are convertible any time. As of March 31, 2011, the Company has accrued dividends on the preferred shares of $186.

Series B

On August 5, 2010, the Company completed the conversion of all of the Company’s outstanding indebtedness and issued 6,608 shares of Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock”) in accordance with an executed Exchange Agreement entered into with Phoenix Venture Fund LLC and certain other holders of the Company’s indebtedness (the “Recapitalization”). In accordance with the executed Series B Preferred Stock Purchase Agreement the Company issued 1,440 shares of Series B Preferred Stock for proceeds of $1,440, net of expenses of $437 (the “Series B Financing”). In addition, the Company paid approximately $143 in expenses to a third party in connection with the financing. The expenses were recorded as a charge to additional paid in capital. The proceeds were used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the Recapitalization and Series B Financing.

The shares of Series B Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, and have a liquidation preference over shares of Series A-1 Preferred Stock and Common Stock of $1.50 per share. The shares of Series B Preferred Stock were initially convertible into shares of Common Stock at an initial conversion price of six cents ($0.06) per share. However, the Company issued additional preferred stock, the Series C Participating Convertible Preferred Stock (the “Series C Preferred Stock”), at a price less than the current conversion price of $0.06, which resulted in a downward adjustment in the conversion price of the Series B Preferred Stock to $0.0433 per share and an increase in the number of shares of Common Stock that would be issued upon conversion of the outstanding shares of Series B Preferred Stock. The shares of Series B Preferred Stock are convertible at any time.

The conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other creditors. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the embedded conversion feature on the Series B Preferred Stock was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. The Company issued 208 shares of Series B Preferred Stock in payment of dividends for the three months ended March 31, 2011. If the outstanding Series B Preferred Stock is converted in its entirety at March 31, 2011, the Company would issue 198,316 shares of Common Stock.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

6.	Equity (continued)

Series C

On December 31, 2010, the Company completed the sale of 2,211 shares of Series C Preferred Stock through a Securities Purchase Agreement with Phoenix Venture Fund LLC and certain other investors, which sale provided proceeds to the Company of $2,211 net of approximately $422 in expenses to third parties in connection with the financing. The expenses were recorded as a charge to additional paid-in capital. The proceeds are being used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock.

The shares of Series C Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional Series C Preferred Stock, and have liquidation preference that is senior to all other shares of the Company’s capital stock, pursuant to which holders of shares of Series C Preferred Stock will receive liquidating distributions in the amount of $1.50 per share plus any accrued dividends. The shares of Series C Preferred Stock are convertible into Common Stock at any time at an initial conversion price of $0.0225 per share, subject to adjustment for stock dividends, splits, combinations and similar events and, with certain exceptions, the issuance of additional securities at a purchase price less than the then current conversion price of the Series C Preferred Stock. On December 31, 2010, the Series C Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $179, of which $113 was attributable to related parties and $66 to the other holders. In March 2011, the Company amended the Certificate of Designation for its Series C Preferred Stock, revising among other things the terms of conversion, eliminating the accounting requirement to classify the conversion feature on Series C Preferred Stock as a derivative liability.

After receipt of the liquidation preference, the shares of Series C Preferred Stock and Series B Preferred Stock will participate pro rata on an as-converted basis with the shares of Common Stock in any remaining liquidation proceeds (after payment of the liquidation preference on the Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock).

On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. Under the amendments, in the event additional stock is issued at a price lower than the conversion price then in effect, the new conversion price of the Series B Preferred Stock or Series C Preferred Stock cannot be (A) lower than the average closing market price for the Common Stock for the twenty (20) trading days prior to the closing date of a transaction requiring an adjustment in the conversion price (the “Market Price”) or (B) greater than the conversion price then in effect. The amendments were approved by the Company’s Board of Directors and the necessary majorities of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and were filed with the Delaware Secretary of State on March 31, 2011. As a result of the amendments, the Company reclassified $362 from derivative liabilities to equity on March 31, 2011 (Note 4) and recorded a beneficial conversion feature of $3,501 related to the intrinsic value of the conversion feature on March 31, 2011.

On March 6, 2011, the Company issued 97 shares of its Series C Preferred Stock and warrants to purchase 4,311 shares of Common Stock to its Acting President as part of a professional service agreement.  The shares of Series C Preferred Stock and warrants are convertible into Common Stock under the same terms discussed above.

On March 31, 2011, the Company sold an additional 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $110 in expenses to third parties in connection with the financing.  As of March 31, 2011, there are 3,163 shares of Series C Preferred Stock outstanding. The Company issued 55 shares of Series C Preferred Stock in payment of dividends for the three months ended March 31, 2011.  If the

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

6.	Equity (continued)

Series C ( continued)

outstanding shares of Series C Preferred Stock were converted in their entirety, the Company would issue 140,585 shares of Common Stock.

Warrants:

Series C Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010 and March 31, 2011 received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. If the outstanding Series C Warrants are exercised for cash in their entirety, the Company would issue 133,800 shares of Common Stock.

Other Warrants

At March 31, 2011, 42,998 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants, excluding the 133,800 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

Restricted Share Grants

In connection with the Recapitalization, the Company issued restricted shares to employees in exchange for reductions in their respective salaries. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. Fifty percent of the shares vested on December 31, 2010 and the remaining 50% are scheduled to vest on June 30, 2011, subject to continued employment through such vesting dates. As of March 31, 2011, the Company has issued 360 restricted shares of Common Stock.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2010.

Overview

The Company is a leading supplier of electronic signature products and the recognized leader in biometric signature verification. CIC enables companies to achieve truly paperless workflow in their electronic business processes by providing multiple signature technologies across virtually all applications. CIC’s solutions are available both in SaaS and on-premise delivery models and afford “straight-through-processing,” which can increase customer revenue by enhancing user experience and can also reduce costs through paperless and virtually error-free electronic transactions that can be completed significantly faster than paper-based procedures. To date, the Company primarily has delivered biometric and electronic signature solutions to channel partners and end-user customers in the financial services industry.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2010, net losses attributable to common stockholders aggregated approximately $15,380, and, at March 31, 2011, the Company's accumulated deficit was approximately $108,600.

For the three months ended March 31, 2011, total revenue was $277, an increase of $70, or 34%, compared to total revenue of $207 in the prior year period. The increase in revenue is primarily attributable to the closing of a greater number of new software orders compared to the prior year period.

For the three months ended March 31, 2011, the loss from operations was $1,254, an increase of $328, or 35%, compared with a loss from operations of $926 in the prior year period. The increase in the loss from operations is primarily attributable to an increase of $398, or 35% in operating expenses including cost of sales compared to the prior year period.  Non-operating expense for the three months ended March 31, 2011 was $3,855, an increase of $3,116, or 422%, compared to $739 in the prior year.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

On March 31, 2011, the Company completed the sale of an additional 800 shares of Series C Preferred Stock for proceeds of $800 net of approximately $110 in expenses to third parties in connection with the financing.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Form 10-K.

Effect of Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. As this new accounting standard only required additional disclosure, the adoption of the standard did not impact the Company’s consolidated financial statements.

Results of Operations

Revenue

For the three months ended March 31, 2011, product revenue was $121, an increase of $84, or 227%, compared to product revenue of $37 in the prior year period. The increase in product revenue is primarily due to an increase in the number of orders closed compared to the prior year period. For the three months ended March 31, 2011, maintenance revenue was $156, a decrease of $14, or 8%, compared to maintenance revenue of $170 in the prior year period. This decrease is primarily due to lower maintenance revenues from two customers that signed multi-year contracts at a reduced annual rate.

Cost of Sales

For the three months ended March 31, 2011, cost of sales was $274, an increase of $94, or 52%, compared to cost of sales of $180 in the prior year period. The increase in cost of sales is primarily attributable to direct engineering costs associated with revenue that was generated in connection with customer specific requirements.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2011, research and development expense was $296, an increase of $193, or 187%, compared to research and development expense of $103 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $193 increase in research and development expense was an increase in certain salary levels, stock option compensation due to stock options grants in January 2011, and outside engineering development costs. For the three months ended March 31, 2011, research and development expense before capitalization of software development costs and other allocations was $490, an increase of $141, or 40%, compared to research and development expense before capitalization of software development costs and other allocations of $349 in the prior year period. The increase is due to the factors discussed above.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

Sales and Marketing Expenses

For the three months ended March 31, 2011, sales and marketing expense was $396, a decrease of $29, or 7%, compared to sales and marketing expense of $425 in the prior year period. The decrease was primarily attributable to a decrease in the number of executive personnel by one.

General and Administrative Expenses

For the three months ended March 31, 2011, general and administrative expense was $565, an increase of $140, or 33%, compared to general and administrative expense of $425 in the prior year period.  The increase is primarily attributable to increases in professional services and travel and related costs.

Interest expense

For the three months ended March 31, 2011, interest expense was $0, a decrease of $106, or 100%, compared to interest expense of $106 in the prior year period. The decrease is the result of the exchange of debt into Series B Preferred Stock in August 2010 (See Note 6 to the Condensed Consolidated Financial Statements).

For the three months ended March 31, 2011, amortization of loan discount and deferred financing expense was $0, a decrease of $610, or 100%, compared to amortization of loan discount and deferred financing expense of $610 in the prior year period. The decrease is the result of the exchange of debt into Series B Convertible Preferred Stock in August of 2010 (See Note 6 to the Condensed Consolidated Financial Statements).

For the three months ended March 31, 2011, the loss on derivative liability was $73, an increase of $65, compared to the loss on derivative liability of $8 in the prior year period. The increase in the loss on derivative liability is primarily due to an increase in the number of derivatives the Company issued since March 2010, and an increase in the closing price of the Company’s stock at March 31, 2011 compared to December 31, 2010 (See Note 6 to the Condensed Consolidated Financial Statements).

For the three months ended March 31, 2011, accretion of the beneficial conversion feature on shares of the Company’s Series B and Series C Preferred Stock was $3,501. There was no accretion in the prior year. The Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. As a result of these amendments, the conversion feature of each of the Series B Preferred Stock and Series C Preferred Stock no longer need to be classified as a derivative liability. The Company recorded a beneficial conversion feature and a non-cash expense for the difference between the closing market price of the Company’s Common Stock on March 31, 2011 and the conversion prices of the shares of Series B and Series C Preferred Stock multiplied by the number of shares of Common Stock issuable upon conversion of such shares of Series B and Series C Preferred Stock. The related party expense was $1,832 and the non-related party expense was $1,669. (See Notes 5 and 6 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2011, cash and cash equivalents totaled $1,643 compared to cash and cash equivalents of $1,879 at December 31, 2010. The decrease in cash was primarily due to cash used by operations of $901, cash used in investing activities of $25, which includes $12 in capitalization of software development costs, and $13 in the acquisition of property and equipment. These amounts were offset by the net proceeds of $690 from the sale of 800 additional Series C Preferred Stock at March 31, 2011. At March 31, 2011, total current assets were $1,794, compared to total current assets of $2,026 at December 31, 2010. At March 31, 2011, the Company's principal sources of funds included its cash and cash equivalents aggregated $1,643.

At March 31, 2011, accounts receivable net, was $101, a decrease of $2, or 2%, compared to accounts receivable net of $103 at December 31, 2010. The decrease is due primarily to the collection of accounts receivable from the current quarter billings and the December 31, 2010 accounts receivable balance. At March 31, 2011, billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, were $42, compared to $35 at December 31, 2010.  These amounts are expected to be collected in the second quarter of 2011.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

At March 31, 2011, prepaid expenses and other current assets were $50, an increase of $6, or 14%, compared to prepaid expenses and other current assets of $44 at December 31, 2010. The increase is due primarily to prepaid insurance for the current year.

At March 31, 2011, accounts payable were $540, an increase of $90, or 20%, compared to accounts payable of $450 at December 31, 2010. The increase is due primarily to an increase in professional service fees.  At March 31, 2011, accrued compensation was $287, a decrease of $159, or 36%, compared to accrued compensation of $446 at December 31, 2010.  The decrease is due to the payments of severance pay accrued at December 31, 2010.

At March 31, 2011, total current liabilities were $1,410, a decrease of $101, or 7%, compared to total current liabilities of $1,511 at December 31, 2010. At March 31, 2011, current deferred revenue was $427, a decrease of $29, or 6%, compared to deferred revenue of $456 at December 31, 2010. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

In August 2010, the Company converted $6,608 in debt into 6,608 shares of Series B Preferred Stock. The outstanding balance included $1,260 of funds borrowed through bridge financing obtained in May, June and July 2010. The loans made to the Company in the bridge financings had the following terms: an interest rate of 8% per annum, which interest could, at the option of the Company, be paid in cash or in kind and a maturity date of December 31, 2010. In connection with the bridge financing, the Company issued warrants to purchase an aggregate of 18,000 shares of Common Stock with an exercise price of $0.06 per share expiring in periods from May 2013 through July 2013. Warrants to purchase 80,154 shares of Common Stock with exercise prices of $0.06 and expiration date of June 30, 2012, were issued in the prior financing transactions. Upon execution of each financing a debt discount was recorded. At December 31, 2009, a discount of $2,222 was included in the debt balance. For the year ended December 31, 2010, amortization of the debt discount and deferred financing costs was $1,776, and the unamortized discount of $1,509 was charged to paid-in capital in connection with conversion of the associated debt into shares of Series B Preferred Stock. The warrants included in the financing transactions were determined to be derivative liabilities (see Note 4 to the Condensed Consolidated Financial Statements).

At the same time the Company converted its debt, the Company also issued an additional 1,440 shares of Series B Preferred Stock in the Series B Financing for proceeds of $1,440, net of expenses of $437 incurred in connection with the Recapitalization and the Series B Financing. In addition, the Company paid approximately $143 in expenses to a third party in connection with the Series B Financing. The expenses were recorded as a charge to additional paid in capital. The proceeds were to be used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the Recapitalization and the Series B Financing.

The shares of Series B Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, and have a liquidation preference over shares of Series A-1 Preferred Stock and Common Stock of one dollar and fifty cents ($1.50) per share. The shares of Series B Preferred Stock were initially convertible into shares of Common Stock at a conversion price of six cents ($0.06) per share.  The Company issued 2,211 shares of Series C Preferred Stock in December 2010, more fully described below, at a lower conversion price than the series B Preferred Stock resulting in an adjustment of the Series B Preferred Stock conversion price to $0.433 per share. On August 5, 2010, the Series B Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other holders. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the Series B Preferred Stock’s conversion feature was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. Since the Recapitalization, the Company issued 208 shares of Series B Preferred Stock in payment of dividends for the three months ended March 31, 2011. If the outstanding Series B Preferred Stock is converted in its entirety at March 31, 2011, the Company would issue 198,316 shares of Common Stock.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

On December 31, 2010, the Company issued 2,211 shares of Series C Preferred Stock for proceeds of $2,211, net of expense of approximately $422. The shares of Series C Preferred Stock are convertible at a conversion price of two-and-a-quarter cents ($0.0225) per share. The Series C Preferred Stock is senior to the Series B Preferred Stock and Series A-1 Preferred Stock and to all shares of Common Stock with respect to dividend rights and to rights on liquidation, winding-up and dissolution. The expenses were recorded as a charge to additional paid in capital. The proceeds are being used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock.

On March 31, 2011, the Company sold an additional 800 shares of Series C Preferred Stock for proceeds of $800, net of expenses of approximately $110. The shares of Series C Preferred Stock are convertible at a conversion price of two-and-a-quarter cents ($0.0225) per share. The proceeds from the sale of the Series C Preferred Stock are being used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock.

The shares of Series C Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series C Preferred Stock and have a liquidation preference over all other shares of the Company’s capital stock, pursuant to which holders of shares of Series C Preferred Stock will receive liquidating distributions in the amount of $1.50 per share plus any accrued dividends. The Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder at an initial conversion price of $0.0225 per share, subject to adjustment for stock dividends, splits, combinations and similar events and, with certain exceptions, the issuance of additional securities at a purchase price less than the then current conversion price of the Series C Preferred Stock. On December 31, 2010, the Series C Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $179, of which $113 is attributable to related parties and $66 to the other holders. In March 2011, the Company amended the Series C Preferred Stock Certificate of Designation revising among other things the terms of conversion, eliminating the accounting requirement to classify the conversion feature on the Series C Preferred Stock as a derivative liability. At March 31, 2010, the Company issued 55 shares of Series C Preferred Stock in payment of dividends. If the outstanding Series C Preferred Stock were converted in their entirety, the Company would issue 140,585 shares of Common Stock.

After receipt of their liquidation preferences, the Series C Preferred Stock and the Series B Preferred Stock will participate pro rata on an as-converted basis with the shares of Common Stock in any remaining liquidation proceeds (after payment of the liquidation preference on the Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock). See Note 6 to the Condensed Consolidated Financial Statements.

In connection with the December 31, 2010 sale of shares of Series C Preferred Stock, the Company issued to purchasers of Series C Preferred Stock warrants to purchase an aggregate of 98,244 shares of Common Stock with an exercise price of $0.0225 per share. In connection with the March 31, 2011 sale of shares of Series C Preferred Stock, the Company issued to purchasers of Series C Preferred Stock warrants to purchase an aggregate of 35,556 shares of Common Stock with an exercise price of $0.0225 per share. The warrants are exercisable for a period of three years from the date of issuance.

The Company has the following material commitments as of March 31, 2011:

	Payments due by period
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments (1)	1,650	284	267	275	283	292	249
Total contractual cash obligations	$1,650	$284	$267	$275	$283	$292	$249

1.
The Company renegotiated the office lease in May 2010 which provided for rent abatement until January 1, 2011. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2016.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three months ended March 31, 2011.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2011 and 2010, foreign currency translation gains and losses were insignificant.

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

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.17
Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

3.18
Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

3.19
Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

Exhibit Number	Document
3.20
Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

3.21
Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

10.59
Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.

10.60
Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
Notes to Unaudited Financial Statements
 (In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 16, 2011	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)