Form 10-Q
period 2011-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2011-08-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      June 30, 2011

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

Number of shares outstanding of the issuer's Common Stock, as of August 12, 2011: 191,228,551.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30,	December 31,
	2011	2010
Assets	Unaudited
Current assets:
Cash and cash equivalents	$715	$1,879
Accounts receivable, net of allowance of $1 at June 30, 2011 and $9 at December 31, 2010	212	103
Prepaid expenses and other current assets	31	44

Total current assets	958	2,026
Property and equipment, net	30	26
Patents, net	2,203	2,392
Capitalized software development costs, net	193	452
Other assets	29	29

Total assets	$3,413	$4,925

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$407	$450
Accrued compensation	259	446
Other accrued liabilities	224	159
Deferred revenue	450	456

Total current liabilities	1,340	1,511
Deferred revenue long-term	521	650
Deferred rent	158	183
Derivative liability	147	499
Total liabilities	2,166	2,843
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 846 and 813 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, ($846 liquidation preference at June 30, 2011 and $813 at December 31, 2010)	846	813
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 8,801 and 8,380 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, ($13,202 liquidation preference at June 30, 2011 and $12,570 at December 31, 2010)	6,930	6,350
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 3,242 and 2,211 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively, ($4,863 liquidation preference at June 30, 2011 and $3,317 at December 31, 2010)	3,151	2,032
Common stock, $.01 par value; 1,050,000 shares authorized; 191,229 and 191,489 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,912	1,915
Additional paid-in capital	98,164	98,347
Accumulated deficit	(109,717)	(107,337)
Accumulated other comprehensive loss	(39)	(38)

Total stockholders' equity	1,247	2,082

Total liabilities and stockholders' equity	$3,413	$4,925
The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Product	$187	$54	$308	$90
Maintenance	139	159	296	329
Total Revenue	326	213	604	419

Operating costs and expenses:

Cost of sales:
Product	84	188	253	344
Maintenance	70	53	175	77
Research and development	397	204	694	306
Sales and marketing	373	322	769	748
General and administrative	520	553	1,084	996
Total operating costs and expenses	1,444	1,320	2,975	2,471

Loss from operations	(1,118)	(1,107)	(2,371)	(2,052)

Other income (expense), net	(1)	−	(2)	−
Interest expense:
Related party	–	(110)	–	(207)
Other	(1)	(4)	(1)	(6)
Amortization of loan discount and deferred financing:
Related party	–	(685)	–	(1,274)
Other	–	(18)	–	(38)
Gain (loss) on derivative liability	67	304	(6)	295
Net loss	(1,053)	(1,620)	(2,380)	(3,282)

Accretion of beneficial conversion feature, Preferred shares:
Related party (Note 6)	(19)	–	(102)	–
Other (Notes 6)	(19)	–	(800)	–

Preferred stock dividends:
Related party	(192)	(11)	(353)	(22)
Other	(79)	(4)	(133)	(8)

Net loss attributable to commonstockholders	$(1,362)	$(1,635)	$(3,768)	$(3,312)
Basic loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic	191,229	190,776	191,267	190,664
Weighted average common shares outstanding, diluted	191,229	190,776	191,267	190,664

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2011
(In thousands)
	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2010	813	$813	8,380	$6,350	2,211	$2,032	191,489	$1,915	$98,347	$(107,337)	$(38)	$2,082
Stock-based employee compensation									406			406
Restricted stock expense									3			3
Forfeiture of restricted stock issued in lieu of salary							(260)	(3)	(13)			(16)
Series C Preferred Shares issued for services					97	97						97
Warrants issued for services									9			9
Issuance of Series C Preferred Shares for cash					800				800			800
Reclassification of conversion feature associated with the of Series B and Series C Preferred Shares from derivative liability to equity				159		203						362
Financing cost on issuance of Series C Preferred Shares						(115)						(115)
Accretion of Beneficial Conversion Feature on preferred shares				8		894			(902)			−
Preferred share dividends, paid in kind	33	33	421	413	134	40			(486)			−
Comprehensive loss:											(1)	(1)
Net loss										(2,380)		(2,380)
Balances as of June 30, 2011	846	$846	8,801	$6,930	3,242	$3,151	191,229	$1,912	$98,164	$(109,717)	$(39)	$1,247

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,380)	$(3,282)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	494	579
Amortization of debt discount and deferred financing costs	–	1,312
Stock-based employee compensation	406	56
Restricted stock expense	3	–
Series C Preferred Shares issued for services	97	–
Warrants issued for services	9	–
(Gain) loss on derivative liability	6	(295)
Forfeiture of restricted stock issued in lieu of salary	(16)	–
Changes in operating assets and liabilities:
Accounts receivable, net	(109)	168
Prepaid expenses and other assets	13	38
Accounts payable	(43)	339
Accrued compensation	(187)	32
Other accrued liabilities	42	33
Deferred revenue	(135)	(106)
Net cash used for operating activities	(1,800)	(1,126)

Cash flows from investing activities: Acquisition of property and equipment	(13)	(3)
Capitalized software development costs	(37)	(285)
Net cash used for investing activities	(50)	(288)

Cash flows from financing activities:
Proceeds from issuance of long term debt	–	960
Net proceeds from issuance of Series C preferred shares	686	−
Net cash provided by financing activities	686	960

Effect of exchange rate changes on cash and cash equivalents	−	−

Net decrease in cash and cash equivalents	(1,164)	(454)
Cash and cash equivalents at beginning of period	1,879	1,021
Cash and cash equivalents at end of period	$715	$567

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Six Months Ended June 30,
	2011		2010
Supplementary disclosure of cash flow information
Interest paid	$	−	$	−
Income tax paid		$–		$–
Non-cash financing and investing transactions
Issuance of long-term debt for payment of interest in kind		$–		$208
Accretion of beneficial conversion feature on Preferred Shares		$902	$	−
Issuance of preferred shares for payment of dividends in kind		$486		$30
Warrants issued for interest recorded as derivative liability		$–		$170
Warrants issued in connection with Bridge Loans recorded as derivative liabilities		$–		$622

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and significant accounting policies

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well as signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne® Ceremony® Server™, SignatureOne® Profile Server™, SignatureOne® Console, iSign Mobility Suite, Sign-it® and iSign®.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at June 30, 2011, the Company’s accumulated deficit was approximately $109,700. The Company has primarily funded these losses through the sale of debt and equity securities. As of June 30, 2011, the Company’s cash balance was approximately $715. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On August 4, 2010, the stockholders approved the issuance of a Series B Participating Convertible Preferred Stock and the Company converted approximately $6,608 of long-term debt due in December 2010, into shares of Series B Preferred Stock. In addition the Company sold, for cash in a private placement, 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 6). In December 2010, the shareholders approved the issuance of a Series C Participating Convertible Preferred Stock, and the Company sold, for cash in a private placement, 2,211 shares of Series C Preferred Stock at a purchase price of $1.00 per share (Note 6). On March 31, 2011, the Company sold, for cash in a private placement, an additional 800 shares of Series C Preferred Stock at a purchase price of $1.00 per share.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and significant accounting policies (continued)

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

Revenue recognition:

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and debt approximate fair value due to their relatively short maturities. The derivative liability has been stated at fair value using a Black-Scholes option pricing model (Note 4).

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the second quarter of fiscal 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and significant accounting policies (continued)
Accounting Standards Issued But Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

2.         Accounts receivable and revenue concentrations

Three customers accounted for 26%, 29% and 33%, respectively, of gross accounts receivable as of June 30, 2011. Two customers accounted for 60% and 13%, respectively, of gross accounts receivable as of June 30, 2010.

Three customers accounted for 11%, 13%, and 23%, respectively, of total revenue for the three months ended June 30, 2011. Two customers accounted for 33% of total revenue for the three months ended June 30, 2010.

Two customers accounted for 10% and 11%, respectively, and another two customers each accounted for 12%, of total revenue for the six months ended June 30, 2011. One customer, accounted for 25% of total revenue for the six months ended June 30, 2010.

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

Management completed an analysis of the Company’s patents as of December 31, 2010.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the six-months ended June 30, 2011, and therefore concluded that no impairment in the carrying values of the patents existed at June 30, 2011.

Amortization of patent costs was $94 and $189 for the three and six month periods ended June 30, 2011 and 2010, respectively.

4.       Derivative liability

The Company has determined that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The Company applies a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

The Company determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Preferred Stock require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at June 30, 2011 and December 31, 2010 was insignificant.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

4.       Derivative liability (continued)

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

In March 2011, the Company issued fee warrants to related parties to purchase 1,778 shares of common stock in connection with a private placement sale of 800 shares of Series C Preferred Stock and recorded a derivative liability of $4 as of June 30, 2011 (Note 6 to the Condensed Consolidated Financial Statements).

The fair value of the outstanding derivative liabilities at June 30, 2011 and December 31, 2010 was $147 and $184, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant derivative liabilities. Key assumptions used to apply these models are as follows:

	June 30, 2011	December 31, 2010
Expected term	1.00 to 3.00 years	0.5 to 4.00 years
Volatility	182.7% – 218.5%	141.5% – 184.1%
Risk-free interest rate	0.18% – 0.81%	0.29% – 1.02%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of June 30, 2011, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$147	$ −	$ −	$147

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

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

4.       Derivative liability (continued)

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of June 30, 2011 and December 31, 2010, respectively.

Changes in the fair market value of the level 3 derivative liability for the six month period ended June 30, 2011 are as follows:

Derivative Liability
Balance at January 1, 2011	$499
Additional liabilities recorded related to warrants issued for services	4
Reclassification of conversion feature on the Series B and Series C Preferred Stock to equity	(362)
loss on derivative liability	6
Balance at June 30, 2011	$147

5.	Net loss per share

The Company calculates net loss per share of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the three and six month periods ended June 30, 2011, 31,903 shares of common stock issuable upon the exercise of outstanding options and 176,798 shares issuable upon the exercise of warrants and 349,059 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Numerator-basic and diluted net loss	$(1,362)	$(1,635)	$(3,768)	$(3,312)

Denominator-basic or diluted weighted average number of common shares outstanding	191,229	190,776	191,267	190,664

Net loss per share –basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and has also granted options to employees, directors and consultants pursuant to individual plans.

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. As of June 30, 2011, there are 2,479 options outstanding pursuant to this plan.

The Company's Board of Directors adopted the 2011 Stock Compensation Plan on January 28, 2011, reserving 50,000 shares of Common Stock of the Company for issuance thereunder. As of June 30, 2011, there are 24,496 options outstanding pursuant to this plan.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended Jun 30, 2011 and 2010, was approximately 9.75% and 24%, respectively, based on historical data.

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

	Three and Six Months Ended June 30, 2011	Three and Six Months Ended June 30, 2010
Risk free interest rate	1.12% – 5.11%	1.12% – 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% – 147.41%	91.99% – 147.41%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30, 2011 and 2010. The Company granted 24,496 stock options during the three and six months ended June 30, 2011 and no stock options were exercised. The Company granted 1,250 stock options during the three and six months ended June 30, 2010 and no stock options were exercised.

	Three Months Ended June 30,		Six months Ended June 30,
	2011	2010	2011	2010
Research and development	$116	$2	$206	$4
Sales and marketing	47	22	91	39
General and administrative	31	5	59	13
Director options	26	−	50	−
Stock-based compensation expense	$220	$29	$406	$56

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity (continued)

A summary of option activity under the Company’s plans as of June 30, 2011 is as follows:

	June 30, 2011
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	10,028	$0.33
Granted	24,496	$0.07		$	−
Exercised	−
Forfeited or expired	2,620	$0.29		$	−
Outstanding at June 30	31,904	$0.13	5.62	$	−
Vested and expected to vest at June 30	31,904	$0.13	5.62	$	−
Exercisable at June 30	9,002	$0.30	3.20	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2011 and 2010:

	As of June 30, 2011
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	29,665	5.9		$0.08	6,763		$0.14
$0.51 – 1.00	2,176	1.3		$0.73	2,176		$0.73
$1.01 – 2.00	63	0.9		$1.75	63		$1.75
$2.01 – 3.00	−	−	$	−	−	$	−
$3.01 – 7.50	−	−	$	−	−	$	−
	31,904	5.6		$0.13	9,002		$0.30

	As of June 30, 2010
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price		Number Outstanding	Weighted Average Exercise Price
$0.10 – $0.50	6,822	4.1		$0.16	4,972		$0.18
$0.51 – 1.00	2,908	2.3		$0.72	2,908		$0.72
$1.01 – 2.00	73	1.7		$1.66	73		$1.66
$2.01 – 3.00	−	−	$	−	−	$	−
$3.01 – 7.50	15	0.0		$3.56	15		$3.56
	9,818	3.6		$0.35	7,968		$0.40

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity (continued)

A summary of the status of the Company’s non-vested shares as of June 30, 2011 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,719	$0.06
Granted	24,496	$0.04
Forfeited	(916)	$0.04
Vested	(2,397)	$0.06
Non-vested at June 30, 2011	22,902	$0.05

As of June 30, 2011, there was $580 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.8 years.

Preferred Shares

Series A-1

In May 2008, the Company issued an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock in exchange for certain debt. The Series A Cumulative Convertible Preferred Stock was subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”).  As of June 30, 2011, there are 846 shares of Series A-1 Preferred Stock outstanding.  The shares of Series A-1 Preferred Stock carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred Stock, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  The Company issued 16 and 33 shares of Series A-1 Preferred Stock, respectively, in payment of dividends for the three and six months ended June 30, 2011. If the outstanding shares of Series A-1 Preferred Stock were converted in their entirety as of June 30, 2011, the Company would issue 6,043 shares of Common Stock. The shares of Series A-1 Preferred Stock are convertible any time. As of June 30, 2011, the Company has accrued dividends on the preferred shares of $202.

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

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity (continued)

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

The conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other creditors. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the embedded conversion feature on the Series B Preferred Stock was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. The Company issued 207 and 421 shares of Series B Preferred Stock, respectively, in payment of dividends for the three and six months ended June 30, 2011. If the outstanding Series B Preferred Stock is converted in its entirety at June 30, 2011, the Company would issue 203,260 shares of Common Stock.

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

On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. Under the amendments, in the event additional stock is issued at a price lower than the conversion price then in effect, the new conversion price of the Series B Preferred Stock or Series C Preferred Stock

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.         Equity (continued)

cannot be (A) lower than the average closing market price for the Common Stock for the twenty (20) trading days prior to the closing date of a transaction requiring an adjustment in the conversion price (the “Market Price”) or (B) greater than the conversion price then in effect. The amendments were approved by the Company’s Board of Directors and the necessary majorities of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and were filed with the Delaware Secretary of State on March 31, 2011. As a result of the amendments, the Company reclassified $362 from derivative liabilities to equity on March 31, 2011 (Note 4) and recorded a beneficial conversion feature of $64 related to the intrinsic value of the conversion feature on March 31, 2011.

On March 6, 2011, the Company issued 97 shares of its Series C Preferred Stock and warrants to purchase 4,333 shares of Common Stock to its Acting President as part of a professional service agreement.  The shares of Series C Preferred Stock and warrants are convertible into Common Stock under the same terms discussed above.

On March 31, 2011, the Company sold an additional 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $115 in expenses, of which $50 went to SG Phoenix, LLC in payment of an administrative fees and $65 in expenses to third parties in connection with the financing.  The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of the conversion feature of the shares of Series C Preferred Stock. As of June 30, 2011, there are 3,242 shares of Series C Preferred Stock outstanding. The Company issued 55 and 134 shares of Series C Preferred Stock, respectively, in payment of dividends for the three and six months ended June 30, 2011.  If the outstanding shares of Series C Preferred Stock were converted in their entirety, the Company would issue 144,090 shares of Common Stock. The Company recorded a beneficial conversion feature of $38 related to the intrinsic value of the conversion feature of the dividends issued on June 30, 2011.

Warrants:

Series C Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010 and March 31, 2011 received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. The Company issued 98,300 and 35,500 warrants upon closing the December 31, 2010 and March 31, 2011 financing transactions, respectively. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. If the outstanding Series C Warrants are exercised for cash in their entirety, the Company would issue 133,800 shares of Common Stock.

Other Warrants

At June 30, 2011, 42,998 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants, excluding the 133,800 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.         Equity (continued)

    A summary of the warrants issued are as follows:

	June 30, 2011		December 31, 2010
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	135,131	$0.0274	6,482	$0.0600
Issued	41,667	$0.0225	128,649	$0.0266
Exercised	−	−	−	−
Forfeited	−	−	−	−
Expired	−	−	−	−
Outstanding at end of period	176,798	−	135,131	$0.0274
Exercisable at end of period	176,798	$0.0263	135,131	$0.0274

A summary of the status of the warrants outstanding as of June 30, 2011 is as follows:

	June 30, 2011
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share	Shares Exercisable	Weighted Average Exercise price

31,974	2.44	$0.0433	31,974
144,824	2.44	$0.0225	144,824
176,798		$0.0263	176,798	$ 0.0263

Restricted Share Grants

In connection with the Recapitalization, the Company issued restricted shares to employees in exchange for reductions in their respective salaries. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share.The agreement allowed the Company to hold back a sufficient number of shares that had an aggregate fair market value equal to the withholding tax obligation associated with the recipiant's tax liability for the shares.  Fifty percent of the shares vested on December 31, 2010 and the remaining 50% vested on June 30, 2011, subject to continued employment through such vesting dates. As of June 30, 2011, the Company has issued 360 restricted shares of Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2010, net losses attributable to common stockholders aggregated approximately $15,380, and, at June 30, 2011, the Company's accumulated deficit was approximately $109,700.

For the three months ended June 30, 2011, total revenue was $326, an increase of $113, or 53%, compared to total revenue of $213 in the prior year period. The increase in revenue is primarily attributable to the closing of a greater number of new software orders compared to the prior year period. For the six months ended June 30, 2011, total revenue was $604, an increase of $185, or 44%, compared to total revenue of $419 in the prior year period. The increase in revenue is primarily attributable to the closing of a greater number of new software orders compared to the prior year period.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

For the three months ended June 30, 2011, the loss from operations was $1,118, an increase of $11 compared with a loss from operations of $1,107 in the prior year period. For the six months ended June 30, 2011, the loss from operations was $2,371, an increase of $319, or 16%, compared with a loss from operations of $2,052 in the prior year period. The increase in the loss from operations is primarily attributable to an increase of $504, or 20% in operating expenses including cost of sales compared to the prior year period.  Non-operating income for the three months ended June 30, 2011 was $65, an increase of $578, or 113%, compared to an expense of $513 in the prior year. Non-operating expense for the six months ended June 30, 2011 was $9, a decrease of $1,230, or 99%, compared to $1,260 in the prior year.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Form 10-K.

Effect of Recent Accounting Pronouncements

In the second quarter of fiscal 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended June 30, 2011, product revenue was $187, an increase of $133, or 246%, compared to product revenue of $54 in the prior year period.  The increase in revenue is primarily due to an increase in the number of orders closed during the three-month period ended June 30, 2011, compared to the prior year. For the three months ended June 30, 2011, maintenance revenue was $139, a decrease of $20, or 13%, compared to maintenance revenue of $159 in the prior year period. This decrease is primarily due to lower maintenance revenue from four customers that signed multiyear contracts at a reduced annual rate.

For the six months ended June 30, 2011, product revenue was $308, an increase of $218, or 242%, compared to product revenue of $90 in the prior year period.  The increase in product revenue is primarily due to the same reasons for the increase in product revenue for the three months ended June 30, 2011 specified above.  For the six months ended June 30, 2011, maintenance revenue was $296, a decrease of $33, or 10%, compared to maintenance revenue of $329 in the prior year period.  This decrease in maintenance revenue is primarily due to the same reasons for the decrease in maintenance revenue for the three months ended June 30, 2011 specified above.

Cost of Sales

For the three months ended June 30, 2011, cost of sales was $154, a decrease of $87, or 36%, compared to cost of sales of $241 in the prior year period. The decrease in cost of sales was due to a decrease of $104, or 48%, in capitalized software development amortization compared to the prior year period. The reduction in capitalized software development amortization was off set by an increase of $17 in direct engineering costs compared to the prior year period.

For the six months ended June 30, 2011, cost of sales was $428, an increase of $7, or 2%, compared to cost of sales of $421 in the prior year period. The increase in cost of sales was due primarily to an increase in direct engineering costs, which were offset by decreased capitalized software development amortization compared to the prior year period.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2011, research and development expense was $397, an increase of $193, or 94%, compared to research and development expense of $204 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $193 increase was the reduction in the amount of software development costs capitalized, as compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations for the three months ended June 30, 2010, was $545, an increase of $207, or 61%, compared to $338 in the prior year. The increase in gross expenses is primarily due to stock option expense and professional services. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

For the six months ended June 30, 2011, research and development expense was $694, an increase of $388, or 127%, compared to research and development expense of $306 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations, for the three months ended June 30, 2011 was $1,035, compared to $688 in the prior year period. The increase in research and development expense for the six-months ended June 30, 2011 is due to the same reasons stated above for the increase in research and development expense for the three months ended June 30, 2011.

Sales and Marketing Expense

For the three months ended June 30, 2011, sales and marketing expense was $373, an increase of $51, or 16%, compared to sales and marketing expense of $322 in the prior year period. For the six months ended June 30, 2011, sales and marketing expenses was $769, an increase of $21, or 3%, compared to sales and marketing expense of $748 in the prior year period. The increase was primarily attributable to increases in commission expense and engineering sales support. These increases were offset by a decrease in salaries and general sales and marketing expenses.

General and Administrative Expense

For the three months ended June 30, 2011, general and administrative expense was $520, a decrease of $33, or 6%, compared to general and administrative expense of $553 in the prior year period. The decrease was primarily due to a decrease in professional service expenses, offset by reductions in other general corporate expenses.

For the six months ended June 30, 2011, general and administrative expense was $1,084, an increase of $88, or 9%, compared to general and administrative expense of $996 in the prior year period. The increase was primarily due to legal fees, investor relation and other general corporate expenses.

Interest expense

For the three months ended June 30, 2011, interest expense was $1, a decrease of $113, or 100%, compared to interest expense of $114 in the prior year period. For the six months ended June 30, 2011, interest expense was $2, a decrease of $212, or 100%, compared to interest expense of $213 in the prior year period. The decrease is the result of the exchange of debt into Series B Preferred Stock in August 2010 (See Note 6 to the Condensed Consolidated Financial Statements).

For the three months ended June 30, 2011, amortization of loan discount and deferred financing expense was $0, a decrease of $703, or 100%, compared to amortization of loan discount and deferred financing expense of $703 in the prior year period. For the six months ended June 30, 2011, amortization of loan discount and deferred financing expense was $0, a decrease of $1,312, or 100%, compared to amortization of loan discount and deferred financing

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

expense of $1,312 in the prior year period. The decrease is the result of the exchange of debt into Series B Convertible Preferred Stock in August of 2010 (See Note 6 to the Condensed Consolidated Financial Statements).

For the three months ended June 30, 2011, the gain on derivative liability was $67, a decrease of $237, compared to the gain on derivative liability of $304 in the prior year period. For the six months ended June 30, 2011, the loss on derivative liability was $6, a decrease of $301, compared to the gain on derivative liability of $295 in the prior year period. The decrease in the loss on derivative liability is primarily due to a decrease in the closing price of the Company’s stock at June 30, 2011, compared to December 31, 2010 (See Note 6 to the Condensed Consolidated Financial Statements).

   For the three months ended June 30, 2011, the Company paid dividends on shares of the its Series B Preferred Stock and Series C Preferred Stock in kind and recorded accretion of the beneficial conversion feature of $39, There was no accretion in the prior year. For the six months ended June 30, 2011, accretion of the beneficial conversion feature on shares of the Company’s Series B and Series C Preferred Stock was $902. There was no accretion in the prior year period. The Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock on March 31, 2011 to modify the anti-dilution provisions. As a result of these amendments, the conversion feature of each of the Series B Preferred Stock and Series C Preferred Stock no longer need to be classified as a derivative liability. The Company recorded a beneficial conversion feature and a non-cash expense for the difference between the closing market price of the Company’s Common Stock on March 31, 2011, and the conversion prices of the paid in kind dividend shares of Series B Preferred Stock and Series C Preferred Stock and the 800 shares of Series C Preferred Stock sold for cash on March 31, 2011, multiplied by the number of shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock and Series C Preferred Stock. The related party expense was $102 and the non-related party expense was $800. (See Notes 5 and 6 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At June 30, 2011, cash and cash equivalents totaled $715 compared to cash and cash equivalents of $1,879 at December 31, 2010. The decrease in cash was primarily due to cash used by operations of $1,800, cash used in investing activities of $50, which includes $37 in capitalization of software development costs, and $13 in the acquisition of property and equipment. These amounts were offset by the net proceeds of $686 from the sale of 800 additional shares of Series C Preferred Stock on March 31, 2011. At June 30, 2011, total current assets were $958, compared to total current assets of $2,026 at December 31, 2010. At June 30, 2011, the Company's principal sources of funds included its cash and cash equivalents aggregated $715.

At June 30, 2011, accounts receivable net, was $212, an increase of $109, or 106%, compared to accounts receivable net of $103 at December 31, 2010. The increase is due primarily to the increase in the current quarter billings. At June 30, 2011, billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, were $15, compared to $35 at December 31, 2010.  These amounts are expected to be collected in the third quarter of 2011.

At June 30, 2011, prepaid expenses and other current assets were $31, a decreased of $13, or 30%, compared to prepaid expenses and other current assets of $44 at December 31, 2010. The decrease is due primarily to the late billing of insurance premiums for the current year.

At June 30, 2011, accounts payable were $407, a decrease of $43, or 10%, compared to accounts payable of $450 at December 31, 2010. The decrease is due primarily to payments of older payables being greater than more current liabilities being incurred.  At June 30, 2011, accrued compensation was $259, a decrease of $187, or 42%, compared to accrued compensation of $446 at December 31, 2010.  The decrease is due to the payments of severance pay and deferred salaries accrued at December 31, 2010.

At June 30, 2011, total current liabilities were $1,340, a decrease of $171, or 11%, compared to total current liabilities of $1,511 at December 31, 2010. At June 30, 2011, current deferred revenue was $450, a decrease of $6, or 1%, compared to deferred revenue of $456 at December 31, 2010. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

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

The shares of Series B Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, and have a liquidation preference over shares of Series A-1 Preferred Stock and Common Stock of one dollar and fifty cents ($1.50) per share. The shares of Series B Preferred Stock were initially convertible into shares of Common Stock at a conversion price of six cents ($0.06) per share.  The Company issued 2,211 shares of Series C Preferred Stock in December 2010, more fully described below, at a lower conversion price than the series B Preferred Stock resulting in an adjustment of the Series B Preferred Stock conversion price to $0.433 per share. On August 5, 2010, the Series B Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other holders. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the Series B Preferred Stock’s conversion feature was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. Since the Recapitalization, the Company issued 752 shares of Series B Preferred Stock in payment of dividends as of June 30, 2011. If the outstanding Series B Preferred Stock is converted in its entirety at June 30, 2011, the Company would issue 203,260 shares of Common Stock.

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

On March 31, 2011, the Company sold 800 shares of Series C Preferred Stock for proceeds of $800, net of expenses of approximately $115. The shares of Series C Preferred Stock are convertible at a conversion price of two-and-a-quarter cents ($0.0225) per share. The proceeds from the sale of the Series C Preferred Stock are being used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

The shares of Series C Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series C Preferred Stock and have a liquidation preference over all other shares of the Company’s capital stock, pursuant to which holders of shares of Series C Preferred Stock will receive liquidating distributions in the amount of $1.50 per share plus any accrued dividends. The Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder at an initial conversion price of $0.0225 per share, subject to adjustment for stock dividends, splits, combinations and similar events and, with certain exceptions, the issuance of additional securities at a purchase price less than the then current conversion price of the Series C Preferred Stock. On December 31, 2010, the Series C Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $179, of which $113 is attributable to related parties and $66 to the other holders. In March 2011, the Company amended the Series C Preferred Stock Certificate of Designation revising among other things the terms of conversion, eliminating the accounting requirement to classify the conversion feature on the Series C Preferred Stock as a derivative liability. As of June 30, 2011, the Company issued 134 shares of Series C Preferred Stock in payment of dividends. If the outstanding Series C Preferred Stock were converted in their entirety, the Company would issue 144,090 shares of Common Stock.

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

The Company has the following material commitments as of June 30, 2011:

	Payments due by period
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments (1)	1,506	140	267	275	283	292	249
Total contractual cash obligations	$1,506	$140	$267	$275	$283	$292	$249

1.
The Company renegotiated the office lease in May 2010, which provided for rent abatement until January 1, 2011. The base rent will increase approximately 3% per annum over the term of the lease, which expires on October 31, 2016.

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

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and six months ended June 30, 2011.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2011 and 2010, foreign currency translation gains and losses were insignificant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act.  Based on that review, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls and Procedures

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.22
Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.

3.23
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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 12, 2011	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)