Form 10-Q
period 2011-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2011-11-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      September 30, 2011

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

Number of shares outstanding of the issuer's Common Stock, as of November 14, 2011: 191,228,541.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	September 30,	December 31,
	2011	2010
Assets	Unaudited
Current assets:
Cash and cash equivalents	$334	$1,879
Accounts receivable, net of allowance of $5 at September 30, 2011 and $9 at December 31, 2010	555	103
Prepaid expenses and other current assets	32	44

Total current assets	921	2,026
Property and equipment, net	25	26
Patents, net	2,111	2,392
Capitalized software development costs, net	155	452
Other assets	29	29

Total assets	$3,241	$4,925

Liabilities and Stockholders' Equity
Current liabilities:
Short-term notes payable	$593	$–
Accounts payable	253	450
Accrued compensation	249	446
Other accrued liabilities	191	159
Deferred revenue	489	456

Total current liabilities	1,775	1,511
Deferred revenue long-term	456	650
Deferred rent	153	183
Derivative liability	132	499
Total liabilities	2,516	2,843
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 863 and 813 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, ($863 liquidation preference at September 30, 2011 and $813 at December 31, 2010)	863	813
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 9,023 and 8,380 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, ($13,535 liquidation preference at September 30, 2011 and $12,570 at December 31, 2010)	7,152	6,350
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 3,460 and 2,211 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, ($5,190 liquidation preference at September 30, 2011 and $3,317 at December 31, 2010)	3,358	2,032
Common stock, $.01 par value; 1,050,000 shares authorized; 191,229 and 191,489 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,912	1,915
Additional paid-in capital	98,040	98,347
Accumulated deficit	(110,561)	(107,337)
Accumulated other comprehensive loss	(39)	(38)

Total stockholders' equity	725	2,082

Total liabilities and stockholders' equity	$3,241	$4,925

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Product	$341	$13	$648	$104
Maintenance	171	151	467	479
Total Revenue	512	164	1,115	583

Operating costs and expenses:

Cost of sales:
Product	23	153	276	497
Maintenance	63	53	239	130
Research and development	370	31	1,063	337
Sales and marketing	386	388	1,155	1,136
General and administrative	540	585	1,624	1,581
Total operating costs and expenses	1,382	1,210	4,357	3,681

Loss from operations	(870)	(1,046)	(3,242)	(3,098)

Other income (expense), net	(1)	(1)	(3)	(1)
Interest expense:
Related party	(3)	(48)	(3)	(255)
Other	–	(1)	–	(8)
Amortization of loan discount and deferred financing:
Related party	–	(445)	–	(1,719)
Other	–	(19)	–	(57)
Gain (loss) on derivative liability	30	465	24	761
Net loss	(844)	(1,095)	(3,224)	(4,377)

Accretion of beneficial conversion feature, Preferred shares:
Related party (Note 7)	(17)	–	(119)	–
Other (Notes 7)	(11)	–	(811)	–

Preferred stock dividends:
Related party	(203)	(105)	(556)	(127)
Other	(92)	(37)	(225)	(45)

Net loss attributable to commonstockholders	$(1,167)	$(1,237)	$(4,935)	$(4,549)
Basic loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding, basic	191,229	190,776	191,254	190,702
Weighted average common shares outstanding, diluted	191,229	190,776	191,254	190,702

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2011
(In thousands)
	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2010	813	$813	8,380	$6,350	2,211	$2,032	191,489	$1,915	$98,347	$(107,337)	$(38)	$2,082
Stock-based employee compensation									613			613
Restricted stock expense									3			3
Forfeiture of restricted stock issued in lieu of salary							(260)	(3)	(13)			(16)
Series C Preferred Shares issued for services					195	185			10			195
Series C Preferred Shares issued in separation agreement					36	32			4			36
Issuance of Series C Preferred Shares for cash					800				800			800
Reclassification of conversion feature associated with the of Series B and Series C Preferred Shares from derivative liability to equity				159		203						362
Financing cost on issuance of Series C Preferred Shares						(125)						(125)
Accretion of Beneficial Conversion Feature on preferred shares				8		921			(929)			−
Preferred share dividends, paid in kind	50	50	643	635	218	111			(796)			−
Comprehensive loss:											(1)	(1)
Net loss										(3,224)		(3,224)
Balances as of September 30, 2011	863	$863	9,023	$7,152	3,460	$3,358	191,229	$1,912	$98,040	$(110,561)	$(39)	$725

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,224)	$(4,377)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	663	876
Amortization of debt discount and deferred financing costs	─	1,776
Stock-based employee compensation	613	73
Restricted stock expense	3	24
Series C Preferred Shares issued for services	195	66
(Gain) on derivative liability	(24)	(761)
Non cash financing expense	─	273
Forfeiture of restricted stock issued in lieu of salary	(16)	–
Changes in operating assets and liabilities:
Accounts receivable, net	(452)	185
Prepaid expenses and other assets	12	(19)
Accounts payable	(197)	127
Accrued compensation	(197)	(40)
Other accrued liabilities	39	71
Deferred revenue	(161)	(117)
Net cash used for operating activities	(2,746)	(1,843)

Cash flows from investing activities: Acquisition of property and equipment	(13)	(12)
Capitalized software development costs	(72)	(539)
Net cash used for investing activities	(85)	(551)

Cash flows from financing activities:
Proceeds from issuance of short term debt	600	1,240
Net proceeds from issuance of Series B preferred shares	─	925
Net proceeds from issuance of Series C preferred shares	686	−
Net cash provided by financing activities	1,286	2,165

Effect of exchange rate changes on cash and cash equivalents	─	−

Net decrease in cash and cash equivalents	(1,545)	(229)
Cash and cash equivalents at beginning of period	1,879	1,021
Cash and cash equivalents at end of period	$334	$792

The accompanying notes form an integral part of these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2011		2010
Supplementary disclosure of cash flow information
Interest paid	$	−	$	−
Income tax paid	$	─	$	−

Non-cash financing and investing transactions
Series C preferred shares issued in separation agreement		$36	$	─
Long-term notes and accrued interest exchanged for Series B convertible preferred stock	$	─		$6,608
Conversion feature of Series B preferred shares classified as a derivative liability	$	─		$2,000
Conversion feature of Series B preferred shares dividends issued as payment in-kind classified as a derivative liability	$	─		$27
Accretion of beneficial conversion feature on Preferred Shares		$929	$	−
Issuance of preferred shares for payment of dividends in kind		$796		$172
Warrants issued as payment of financing services	$	─		$143
Warrants issued in connection with bridge loans recorded as derivative liabilities	$	─		$682
Warrants issued for interest recorded as derivative liability	$	─		$170

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at September 30, 2011, the Company’s accumulated deficit was approximately $110,600. The Company has primarily funded these losses through the sale of debt and equity securities. As of September 30, 2011, the Company’s cash balance was approximately $334. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On August 4, 2010, the stockholders approved the issuance of a Series B Participating Convertible Preferred Stock and the Company converted approximately $6,608 of long-term debt due in December 2010, into shares of Series B Preferred Stock. In addition the Company sold, for cash in a private placement, 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 7). In December 2010, the shareholders approved the issuance of a Series C Participating Convertible Preferred Stock, and the Company sold, for cash in a private placement, 2,211 shares of Series C Preferred Stock at a purchase price

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and significant accounting policies (continued)

of $1.00 per share (Note 7). On March 31, 2011, the Company sold, for cash in a private placement, an additional 800 shares of Series C Preferred Stock at a purchase price of $1.00 per share.

In September 2011, the Company borrowed $100,000 at 10% per annum in the form of two demand notes, and borrowed an additional $500,000 at 10% per annum in the form of an unsecured convertible promissory note due September 20, 2012 (Note 4).

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

Accounting Changes and Recent Accounting Pronouncements

Initial Application of Accounting Standards

In the third quarter of 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

2.         Accounts receivable and revenue concentrations

Three customers accounted for 11%, 13% and 67%, respectively, of gross accounts receivable as of September 30, 2011. Three customers accounted for 13%, 23% and 52%, respectively, of gross accounts receivable as of September 30, 2010.

One customer accounted for 66% of total revenue for the three months ended September 30, 2011. One customer accounted for 21% of total revenue for the three months ended September 30, 2010.

One customer accounted for 37% of total revenue for the nine months ended September 30, 2011. Two customers accounted for 14% and 50% of total revenue for the nine months ended September 30, 2010.

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

Management completed an analysis of the Company’s patents as of December 31, 2010.  Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the nine-months ended September 30, 2011, and therefore concluded that no impairment in the carrying values of the patents existed at September 30, 2011.

Amortization of patent costs was $91 and $281 for the three and nine month periods ended September 30, 2011 and $95 and $284 for the three and nine months ended September 30, 2010, respectively.

4.       Short-term notes payable

On September 2, 2011 the Company borrowed an aggregate of $100 from SG Phoenix, LLC and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear  interest at the rate of 10% per annum.

On September 20, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Phoenix Banner Holdings, LLC (the “Investor”), an entity affiliated with the Company’s largest stockholder, Phoenix Venture Fund LLC (“Phoenix”).  Under the terms of the Purchase Agreement,

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

4.         Short-term notes payable (continued)

the Company issued an unsecured convertible promissory note in the amount of $500,000 (the “Note”) to the Investor.  The Note bears interest at the rate of 10% per annum, and has a maturity date of September 20, 2012.  The Note is also convertible at the option of the Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100,000.  In connection with the issuance of the Note, the Company also issued to the Investor a warrant to purchase 5,555,555 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The company ascribed a value of $7 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three years, expected volatility of 204%, and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The warrant is exercisable for a period of three years. As of September 30, 2011, the fair value of the warrant was $6.

The Company intends to use the net proceeds from the transaction for working capital and general corporate purposes.

5.       Derivative liability

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

The Company determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Preferred Stock require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at September 30, 2011 and December 31, 2010 was insignificant.

In August 2010 and December 2010, the Company issued 8,380 shares of Series B Preferred Stock and 2,211 shares of Series C Preferred Stock, respectively. At December 31, 2010, the Company determined that the embedded conversion feature on these shares required liability classification due to the impact the anti-dilution provisions could have had on the number of shares issuable upon conversion. The fair value of the embedded conversion feature on the Series B Preferred Stock at December 31, 2010, was approximately $136, and the fair value of the embedded conversion feature on the Series C Preferred Stock was approximately $179. On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock by amending the anti-dilution provisions (See Note 7 to the Condensed Consolidated Financial Statements). As a result of these amendments, the Series B Preferred Stock and Series C Preferred Stock no longer require liability classification.  On the date of these amendments, the Company revalued the conversion features on these shares, resulting in a loss of $47, and reclassified the derivative value to equity, resulting in a decrease in the derivative liability of $362.

In March 2011, the Company issued fee warrants to related parties to purchase 1,778 shares of common stock in connection with a private placement sale of 800 shares of Series C Preferred Stock and recorded a derivative liability of $4 as of March 30, 2011 and the fair market value of the derivative liability at September 30, 2011 was $2 (Note 7 to the Condensed Consolidated Financial Statements).

In August 2011 the Company issued 1,000 warrants as part of consulting agreements. The Company ascribed a value of $1 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.07, expected life of three years, expected volatility of 190%, and a dividend yield of

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

5.              Derivative liability (continued)

0. The warrants have a three year life and expire on August 11, 2014. As of September 30, 2011, the fair value of the warrants was $1.

The fair value of the outstanding derivative liabilities at September 30, 2011 and December 31, 2010 was $132 and $499, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant derivative liabilities. Key assumptions used to apply these models are as follows:

	September 30, 2011	December 31, 2010
Expected term	0.80 to 3.00 years	0.5 to 4.00 years
Volatility	194.6% – 250.8%	141.5% – 184.1%
Risk-free interest rate	0.13% – 0.45%	0.29% – 1.02%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of September 30, 2011, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$132	$ −	$ −	$132

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of September 30, 2011 and December 31, 2010, respectively.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

5.	Derivative liability (continued)

Changes in the fair market value of the level 3 derivative liability for the nine month period ended September 30, 2011 are as follows:

Derivative Liability
Balance at January 1, 2011	$499
Additional liabilities recorded related to warrants issued for services	19
Reclassification of conversion feature on the Series B and Series C Preferred Stock to equity	(362)
Gain on derivative liability	(24)
Balance at September 30, 2011	$132

6.	Net loss per share

The Company calculates net loss per share of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the three and nine months ended September 30, 2011, 47,229 shares of common stock issuable upon the exercise of outstanding options, 189,310 shares issuable upon the exercise of warrants and 368,371 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

For the three and nine months ended September 30, 2010, 10,141 and 32,208 shares of common stock issuable upon the exercise of outstanding options and warrants, respectively, and 5,694 shares of common stock issuable upon the conversion of the Series A-1 convertible preferred stock and 136,227 shares of common stock issuable upon the conversion of the Series B convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Numerator-basic and diluted net loss	$(1,167)	$(1,237)	$(4,934)	$(4,549)
Denominator-basic or diluted weighted average number of common shares outstanding	191,229	190,776	191,254	190,702
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

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

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. As of September 30, 2011, there are 2,412 options outstanding pursuant to this plan.

The Company's Board of Directors adopted the 2011 Stock Compensation Plan on January 28, 2011, reserving 50,000 shares of Common Stock of the Company for issuance thereunder. As of September 30, 2011, there are 39,888 options outstanding pursuant to this plan.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2011 and 2010, was approximately 8.84% and 9.61%, respectively, based on historical data.

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

	Three and Nine months Ended September 30, 2011	Three and Nine months Ended September 30, 2010
Risk free interest rate	0.62% – 5.11%	1.12% – 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% – 147.41%	91.99% – 148.80%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine months ended September 30, 2011 and 2010. The Company granted 15,725 and 40,221 stock options, respectively, during the three and nine months ended September 30, 2011 and no stock options were exercised. The Company granted 1,300 and 2,550 stock options during the three and nine months ended September 30, 2010, respectively, and no stock options were exercised.

	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
Research and development	$78	$28	$284	$10
Sales and marketing	37	44	128	46
General and administrative	70	65	129	17
Director options	22	20	72	─
Stock-based compensation expense	$207	$157	$613	$73

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

A summary of option activity under the Company’s plans as of September 30, 2011 is as follows:

	September 30, 2011
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	10,028	$0.33	−	$	−
Granted	40,221	$0.05	−	$	−
Exercised	−	−	−	$	−
Forfeited or expired	(3,020)	$0.25	−	$	−
Outstanding at September 30	47,229	$0.10	5.85	$	−
Vested and expected to vest at September 30	47,229	$0.10	5.85	$	−
Exercisable at September 30	11,458	$0.25	3.62	$	−

The following tables summarize significant ranges of outstanding and exercisable options as of September 30, 2011 and 2010:

	As of September 30, 2011
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	44,990	6.8	$0.06	9,219	$0.12
$0.51 – 1.00	2,176	1.1	$0.73	2,176	$0.73
$1.01 – 2.00	63	0.6	$1.75	63	$1.75
	47,229	5.9	$0.10	11,458	$0.25

	As of September 30, 2010
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	6,665	4.6	$0.17	4,717	$0.19
$0.51 – 1.00	2,941	3.0	$0.72	2,940	$0.72
$1.01 – 2.00	73	2.5	$1.66	73	$1.66
$3.01 – 7.50	15	0.7	$3.56	15	$3.56
	9694	4.1	$0.42	7,745	$0.42

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

A summary of the status of the Company’s non-vested shares as of September 30, 2011 is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,719	$0.06
Granted	40,221	$0.05
Forfeited	(1,378)	$0.07
Vested	(4,791)	$0.06
Non-vested at September 30, 2011	35,771	$0.04

As of September 30, 2011, there was $668 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.08 years.

Preferred Shares

Series A-1

In May 2008, the Company issued an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock in exchange for certain debt. The Series A Cumulative Convertible Preferred

Stock was subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”).  As of September 30, 2011, there are 863 shares of Series A-1 Preferred Stock outstanding.  The shares of Series A-1 Preferred Stock carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred Stock, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share. The Company issued 17 and 50 shares of Series A-1 Preferred Stock, respectively, in payment of dividends for the three and nine months ended September 30, 2011. If the outstanding shares of Series A-1 Preferred Stock were converted in their entirety as of September 30, 2011, the Company would issue 6,164 shares of Common Stock. The shares of Series A-1 Preferred Stock are convertible any time. As of September 30, 2011, the Company has accrued dividends on the preferred shares of $219.

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

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

Series B

The shares of Series B Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, and have a liquidation preference over shares of Series A-1 Preferred Stock and Common Stock of $1.50 per share. The shares of Series B Preferred Stock were initially convertible into shares of Common Stock at an initial conversion price of six cents ($0.06) per share. However, the Company issued additional preferred stock, the Series C Participating Convertible Preferred Stock (the “Series C Preferred Stock”), at a price less than the then current conversion price of $0.06, which resulted in a downward adjustment in the conversion price of the Series B Preferred Stock to $0.0433 per share and an increase in the number of shares of Common Stock that would be issued upon conversion of the outstanding shares of Series B Preferred Stock. The shares of Series B Preferred Stock are convertible at any time.

The conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other creditors. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the embedded conversion feature on the Series B Preferred Stock was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. The Company issued 222 and 643 shares of Series B Preferred Stock, respectively, in payment of dividends for the three and nine months ended September 30, 2011. If the outstanding Series B Preferred Stock is converted in its entirety at September 30, 2011, the Company would issue 208,384 shares of Common Stock.

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

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

Series C

liquidation proceeds (after payment of the liquidation preference on the Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock).

On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. Under the amendments, in the event additional stock is issued at a price lower than the conversion price then in effect, the new conversion price of the Series B Preferred Stock or Series C Preferred Stock cannot be (A) lower than the average closing market price for the Common Stock for the twenty (20) trading days prior to the closing date of a transaction requiring an adjustment in the conversion price (the “Market .Price”) or (B) greater than the conversion price then in effect. The amendments were approved by the Company’s Board of and the necessary majorities of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and were filed with the Delaware Secretary of State on March 31, 2011. As a result of the amendments, the Company reclassified $362 from derivative liabilities to equity on March 31, 2011 (Note 5) and recorded a beneficial conversion feature of $64 related to the intrinsic value of the conversion feature of the dividends issued on March 31, 2011.

On March 6, 2011, and again on August 11, 2011, the Company issued 97.5 and 97.5 shares of its Series C Preferred Stock and warrants to purchase 4,333 and 4,333 shares of Common Stock, respectively, to its Acting President as part of a professional service agreement. On August 10, 2011, the Company issued 36.5 shares of its Series C Preferred Stock and warrants to purchase 1,624 shares of Common Stock to its former President as part of a separation agreement. The shares of Series C Preferred Stock and warrants are convertible into Common Stock under the same terms discussed above. The Company recorded a beneficial conversion feature of $15 related to the intrinsic value of conversion feature of the shares of Series C Preferred Stock discussed above.

On March 31, 2011, the Company sold an additional 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $125 in expenses, of which $50 went to SG Phoenix, LLC in payment of an administrative fees and $75 in expenses to third parties in connection with the financing.  The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of conversion feature of the shares of Series C Preferred Stock. As of September 30, 2011, there are 3,460 shares of Series C Preferred Stock outstanding. The Company issued 84 and 218 shares of Series C Preferred Stock, respectively, in payment of dividends for the three and nine months ended September 30, 2011.  If the outstanding shares of Series C Preferred Stock were converted in their entirety, the Company would issue 153,761 shares of Common Stock. The Company recorded a beneficial conversion feature of $13 related to the intrinsic value of the conversion feature of the dividends issued on September 30, 2011.

Warrants:

Series C Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010 and March 31, 2011 received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. The Company issued 98,244 and 35,555 warrants upon closing the December 31, 2010 and March 31, 2011 financing transactions, respectively. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. If the outstanding Series C Warrants are exercised for cash in their entirety, the Company would issue 133,799 shares of Common Stock.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

Other Warrants

At September 30, 2011, 55,551 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants, excluding the 133,799 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

A summary of the warrants issued are as follows:

	September 30, 2011		December 31, 2010
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	135,131	$0.0274	6,482	$0.0433
Issued	54,179	$0.0064	128,649	$0.0266
Exercised	−	−	−	−
Forfeited	−	−	−	−
Expired	−	−	−	−
Outstanding at end of period	189,310	$0.0064	135,131	$0.0274
Exercisable at end of period	189,310	$0.0260	135,131	$0.0274

A summary of the status of the warrants outstanding as of September 30, 2011 is as follows:

	September 30, 2011
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share	Shares Exercisable	Weighted Average Exercise price

31,974	1.57	$0.0433	31,974
157,336	2.32	$0.0225	157,336
189,310	2.19	$0.0260	189,310	$ 0.0260

Restricted Share Grants

In connection with the Recapitalization, the Company issued restricted shares to employees in exchange for reductions in their respective salaries. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. The agreement allowed the Company to hold back a sufficient number of shares that had an aggregate fair market value equal to the withholding tax obligation associated with the recipient’s tax liability for the shares. Fifty percent of the shares vested on December 31, 2010 and the remaining 50% vested on September 30, 2011, subject to continued employment through such vesting dates. As of September 30, 2011, the Company has issued 360 restricted shares of Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2010, net losses attributable to common stockholders aggregated approximately $15,380, and, at September 30, 2011, the Company's accumulated deficit was approximately $110,600.

For the three months ended September 30, 2011, total revenue was $512, an increase of $348, or 212%, compared to total revenue of $164 in the prior year period. The increase in revenue is primarily attributable to the closing of a greater number of new software orders, including one order for $300, compared to the prior year period. For the nine months ended September 30, 2011, total revenue was $1,115, an increase of $532, or 91%, compared to total revenue of $583 in the prior year period. The increase in revenue is primarily attributable to the factors stated for the three-month period above.

For the three months ended September 30, 2011, the loss from operations was $870, a decrease of $176, or 17%, compared with a loss from operations of $1,046 in the prior year period. For the nine months ended September 30, 2011, the loss from operations was $3,242, an increase of $144, or 5%, compared with a loss from operations of $3,098 in the prior year period. The increase in the loss from operations is primarily attributable to an increase of $676, or 18%, in operating expenses including cost of sales compared to the prior year period.  Non-

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

operating income for the three months ended September 30, 2011 was $26, an increase of $75, compared to an expense of $49 in the prior year. Non-operating income for the nine months ended September 30, 2011 was $18, an increase of $1,297, compared to an expense of $1,279 in the prior year.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Form 10-K.

Effect of Recent Accounting Pronouncements

In the third quarter of 2011, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended September 30, 2011, product revenue was $341, an increase of $328, or 2,523%, compared to product revenue of $13 in the prior year period.  The increase in revenue is primarily due to an increase in the number of orders, including one order for $300, closed during the three-month period ended September 30, 2011, compared to the prior year. For the three months ended September 30, 2011, maintenance revenue was $171, an increase of $20, or 13%, compared to maintenance revenue of $151 in the prior year period. The increase is primarily due to new and renewed maintenance contracts.

For the nine months ended September 30, 2011, product revenue was $648, an increase of $544, or 523%, compared to product revenue of $104 in the prior year period.  The increase in product revenue is primarily due to the same reasons for the increase in product revenue for the three months ended September 30, 2011 specified above.  For the nine months ended September 30, 2011, maintenance revenue was $467, a decrease of $12, or 3%, compared to maintenance revenue of $479 in the prior year period.  This decrease in maintenance revenue is primarily due to lower maintenance revenue from four customers that signed multiyear contracts at a reduced annual rate

Cost of Sales

For the three months ended September 30, 2011, cost of sales was $86, a decrease of $120, or 58%, compared to cost of sales of $206 in the prior year period. The decrease in cost of sales was due to a decrease of $125, or 63%, in capitalized software development amortization compared to the prior year period. The reduction in capitalized software development amortization was due to the reduction of new software development costs capitalized during the current three months compared to the prior year period.

For the nine months ended September 30, 2011, cost of sales was $515, a decrease of $112, or 18%, compared to cost of sales of $627 in the prior year period. The decrease in cost of sales was due primarily to same reasons stated above for the decrease in cost of sales for the three months ended September 30, 2011.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2011, research and development expense was $370, an increase of $339, or 1,094%, compared to research and development expense of $31 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $339 increase was the reduction in the amount of software development costs capitalized, as compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations for the three months ended September 30, 2010, was $469, an increase of $138, or 42%, compared to $331 in the prior year. The increase in gross expenses is primarily due to increases in the amount of stock option expense and outside engineering services.

For the nine months ended September 30, 2011, research and development expense was $1,063, an increase of $726, or 215%, compared to research and development expense of $337 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations, for the nine months ended September 30, 2011 was $1,505, compared to $1,019 in the prior year period. The increase in research and development expense for the nine -months ended September 30, 2011 was due to the same reasons stated above for the increase in research and development expense for the three months ended September 30, 2011.

Sales and Marketing Expense

For the three months ended September 30, 2011, sales and marketing expense was $386, an increase of $2, or 1%, compared to sales and marketing expense of $388 in the prior year period. For the nine months ended September 30, 2011, sales and marketing expense was $1,155, an increase of $19, or 2%, compared to sales and marketing expense of $1,136 in the prior year period. The increase was primarily attributable to increases in commission expense and engineering sales support. These increases were offset by a decrease in salaries and general sales and marketing expenses.

General and Administrative Expense

For the three months ended September 30, 2011, general and administrative expense was $540, a decrease of $45, or 8%, compared to general and administrative expense of $585 in the prior year period. The decrease was primarily due to a decrease in professional service expenses, offset by reductions in other general corporate expenses.

For the nine months ended September 30, 2011, general and administrative expense was $1,624, an increase of $43, or 3%, compared to general and administrative expense of $1,581 in the prior year period. The increase was primarily due to legal fees and travel and related expenses. The increases were offset by reductions in investor relation and other general corporate expenses.

Interest expense

For the three months ended September 30, 2011, interest expense was $3, a decrease of $46, or 94%, compared to interest expense of $49 in the prior year period. For the nine months ended September 30, 2011, interest expense was $3, a decrease of $260, or 99%, compared to interest expense of $263 in the prior year period. The decrease is the result of the exchange of debt into Series B Preferred Stock in August 2010 (See Note 7 to the Condensed Consolidated Financial Statements).

For the three months ended September 30, 2011, amortization of loan discount and deferred financing expense was $0, a decrease of $464, or 100%, compared to amortization of loan discount and deferred financing expense of $464 in the prior year period. For the nine months

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

ended September 30, 2011, amortization of loan discount and deferred financing expense was $0, a decrease of $1,776, or 100%, compared to amortization of loan discount and deferred financing expense of $1,776 in the prior year period. The decrease is the result of the exchange of debt into Series B Convertible Preferred Stock in August of 2010 (See Note 7 to the Condensed Consolidated Financial Statements).

For the three months ended September 30, 2011, the gain on derivative liability was $30, a decrease of $435, compared to the gain on derivative liability of $465 in the prior year period. For the nine months ended September 30, 2011, the gain on derivative liability was $24, a decrease of $737, compared to the gain on derivative liability of $761 in the prior year period. The decrease in the gain on derivative liability is primarily due to a decrease in the number of derivative securities as a result of amending the Company’s Certificates of Designations for the shares of its Series B and Series C Preferred Stock, (See Note 7 to the Condensed Consolidated Financial Statements).

For the three months ended September 30, 2011, the Company paid dividends on shares of the its Series B Preferred Stock and Series C Preferred Stock in kind and recorded accretion of the beneficial conversion feature of $28, There was no accretion in the prior year. For the nine months ended September 30, 2011, accretion of the beneficial conversion feature on shares of the Company’s Series B and Series C Preferred Stock was $930. There was no accretion in the prior year period. The Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock on March 31, 2011 to modify the anti-dilution provisions. As a result of these amendments, the conversion feature of each of the Series B Preferred Stock and Series C Preferred Stock no longer need to be classified as a derivative liability. The Company recorded a beneficial conversion feature and a non-cash expense for the difference between the closing market price of the Company’s Common Stock on March 31, 2011, and the conversion prices of the paid in kind dividend shares of Series B Preferred Stock and Series C Preferred Stock and the 800 shares of Series C Preferred Stock sold for cash on March 31, 2011, multiplied by the number of shares of Common Stock issuable upon conversion of such shares of Series B Preferred Stock and Series C Preferred Stock. The related party expense was $102 and the non-related party expense was $800. (See Notes 5 and 7 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 2011, cash and cash equivalents totaled $334 compared to cash and cash equivalents of $1,879 at December 31, 2010. The decrease in cash was primarily due to cash used by operations of $2,746, cash used in investing activities of $85, which includes $72 in capitalization of software development costs, and $13 in the acquisition of property and equipment. These amounts were offset by the net proceeds from financing activities of $1,286, $686 from the sale of 800 additional shares of Series C Preferred Stock on March 31, 2011 and an aggregate of $600 from the issuance of demand notes and a convertible note in September 2011. At September 30, 2011, total current assets were $921, compared to total current assets of $2,026 at December 31, 2010. At September 30, 2011, the Company's principal sources of funds included its cash and cash equivalents aggregated $334.

At September 30, 2011 accounts receivable net, was $555, an increase of $452, or 439%, compared to accounts receivable net of $103 at December 31, 2010. The increase is due primarily to an increase in the current quarter billings. At September 30, 2011, billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, were $0, compared to $35 at December 31, 2010.

At September 30, 2011, prepaid expenses and other current assets were $32, a decreased of $12, or 27%, compared to prepaid expenses and other current assets of $44 at December 31, 2010. The decrease is due primarily to a decrease in prepaid annual services and subscriptions.

At September 30, 2011, accounts payable were $253, a decrease of $197, or 44%, compared to accounts payable of $450 at December 31, 2010. The decrease is due primarily to payments of older payables being greater than more current liabilities being incurred.  At September 30, 2011, accrued compensation was $249, a decrease of $197, or 44%, compared to accrued compensation of $446 at December 31, 2010.  The decrease is due to the payments of severance pay and deferred salaries accrued at December 31, 2010.

At September 30, 2011, total current liabilities were $1,775, an increase of $264, or 17%, compared to total current liabilities of $1,511 at December 31, 2010. At September 30, 2011, current deferred revenue was $489, an increase of $33, or 7%, compared to deferred revenue of $456

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

at December 31, 2010. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

On September 20, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Phoenix Banner Holdings, LLC (the “Investor”), an entity affiliated with the Company’s largest stockholder, Phoenix Venture Fund LLC (“Phoenix”).  Under the terms of the Purchase Agreement, the Company issued an unsecured convertible promissory note in the amount of $500,000 (the “Note”) to the Investor.  The Note bears interest at the rate of 10% per annum, and has a maturity date of September 20, 2012.  The Note is also convertible at the option of the Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100,000.  In connection with the issuance of the Note, the Company also issued to the Investor a warrant to purchase 5,555,555 shares of the Company’s Common Stock at an exercise price of $0.0225 per share.  The company ascribed a value of $7 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three year, expected volatility of 204%and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The warrant is exercisable for a period of three years. As of September 30, 2011, the fair value of the warrant was $6.

The Company intends to use the net proceeds from the transaction for working capital and general corporate purposes.

On September 2, 2011 the Company borrowed an aggregate of $100 from SG Phoenix, LLC and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear  interest at the rate of 10% per annum.

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

The shares of Series B Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, and have a liquidation preference over shares of Series A-1 Preferred Stock and Common Stock of one dollar and fifty cents ($1.50) per share. The shares of Series B Preferred Stock were initially convertible into shares of Common Stock at a conversion price of six cents ($0.06) per share.  The Company issued 2,211 shares of Series C Preferred Stock in December 2010, more fully described below, at a lower conversion price than the series B Preferred Stock resulting in an adjustment of the Series B Preferred Stock conversion price to $0.433 per share. On August 5, 2010, the Series B Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other holders. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the Series B Preferred Stock’s conversion feature

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. Since the Recapitalization, the Company issued 974 shares of Series B Preferred Stock in payment of dividends as of September 30, 2011. If the outstanding Series B Preferred Stock is converted in its entirety at September 30, 2011, the Company would issue 208,384 shares of Common Stock.

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

On March 31, 2011, the Company sold 800 shares of Series C Preferred Stock for proceeds of $800, net of expenses of approximately $125. The shares of Series C Preferred Stock are convertible at a conversion price of two-and-a-quarter cents ($0.0225) per share. The proceeds from the sale of the Series C Preferred Stock are being used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock.

The shares of Series C Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series C Preferred Stock and have a liquidation preference over all other shares of the Company’s capital stock, pursuant to which holders of shares of Series C Preferred Stock will receive liquidating distributions in the amount of $1.50 per share plus any accrued dividends. The Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder at an initial conversion price of $0.0225 per share, subject to adjustment for stock dividends, splits, combinations and similar events and, with certain exceptions, the issuance of additional securities at a purchase price less than the then current conversion price of the Series C Preferred Stock. On December 31, 2010, the Series C Preferred Stock’s conversion feature was determined to be a derivative liability in the amount of $179, of which $113 is attributable to related parties and $66 to the other holders. In March 2011, the Company amended the Series C Preferred Stock Certificate of Designation revising among other things the terms of conversion, eliminating the accounting requirement to classify the conversion feature on the Series C Preferred Stock as a derivative liability. As of September 30, 2011, the Company issued 218 shares of Series C Preferred Stock in payment of dividends. If the outstanding Series C Preferred Stock were converted in their entirety, the Company would issue 153,761 shares of Common Stock.

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

In connection with the December 31, 2010 sale of shares of Series C Preferred Stock, the Company issued to purchasers of Series C Preferred Stock warrants to purchase an aggregate of 98,244 shares of Common Stock with an exercise price of $0.0225 per share. In connection with the March 31, 2011 sale of shares of Series C Preferred Stock, the Company issued to purchasers of Series C Preferred Stock warrants to purchase an aggregate of 35,555 shares of Common Stock with an exercise price of $0.0225 per share. The warrants are exercisable for a period of three years from the date of issuance.

The Company has the following material commitments as of September 30, 2011:

	Payments due by period
Contractual obligations	Total	2011	2012	2013	2014	2015	Thereafter
Short-term note payable	600	100	500	−	−	−	−
Operating lease commitments (1)	1,434	68	267	275	283	292	249
Total contractual cash obligations	$2,034	$168	$767	$275	$283	$292	$249

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

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

Interest Rate Risk

The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in short term securities. The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2011.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2011 and 2010, foreign currency translation gains and losses were insignificant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act.  Based on that review, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Internal Controls and Procedures

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.61	Note and Warrant Purchase Agreement dated September 20, 2011.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 14, 2011	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)