Form 10-K
period 2011-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2012-03-30
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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
Yes __  No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes __    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the act (check one): Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer ___ Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes  __   No X

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2011, was approximately $3,796,067 based on the closing sale price of $0.0335 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 20, 2012, was 228,974,338.

COMMUNICATION INTELLIGENCE CORPORATION

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

For the year ended December 31, 2011 total revenue was $1,546, an increase of $695, or 82%, compared to total revenue of $851 in the prior year. For the year ended December 31, 2011, product revenue was $915, an increase of $718, or 364%, compared to product revenue of $197 in the prior year. Maintenance revenue for the year ended December 31, 211 was $631, a decrease of $23, or 4%, compared to maintenance revenue of $654 in the prior year. The increase in product revenue is due primarily to new product offerings and an increased demand for electronic signature solutions. The decrease in maintenance revenue is a reflection of the Company’s shift in focus from one-time, on-premise sales to a recurring revenue model.

For the year ended December 31, 2011, the net loss attributable to common stockholders was $6,663, an increase of $2,110, or 51%, compared to $4,553 in the prior year. For the year ended December 31, 2011, non-cash charges attributable to interest expense financing and loan discount amortization related to the Company’s debt and the accretion of the beneficial conversion feature was $1,181 compared to $2,039 in the prior year. There was a loss of $113 on the derivative liability value for the year ended December 31, 2011 compared to a gain of $3,136 in the prior year. For the year ended December 31, 2011, operating expenses, including amortization of software development costs, were $5,829, a decrease of $276, or 5%, compared to operating expenses of $6,105 for the prior year. The decrease in operating expense resulted primarily from a charge in the prior year of $1,009 related to the accelerated amortization of certain capitalized software development costs, offset by a $700 increase in the amount of software development cost expensed in 2011 compared to what would have been capitalized in the prior year.

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

Products

The Company’s enterprise-class SignatureOne® suite of electronic signature solutions enables businesses to implement truly paperless, electronic signature-driven business processes. Many applications provide electronic forms and allow users to fill in information, but most of these applications still require users to print out a paper copy for a handwritten, ink signature. Solutions powered by CIC products allow legally binding electronic signatures to be added to digital documents, eliminating the need for paper copies. This allows users to reduce transaction times and processing costs and to increase their time available for revenue generating activities.

The SignatureOne® suite of products includes the following:

SignatureOne® Ceremony® Server™
The SignatureOne® Ceremony® Server™ (“Ceremony Server”) is a J2EE server product that provides the capability to define and manage an electronic signature process within a service oriented architecture and that can be deployed both on-premise and in the Cloud as a SaaS solution. Application program interfaces, web services, notification services, reporting, tracking and flexible XML schema enable virtually seamless integration with most electronic content management, enterprise resource planning or other workflow, content management and storage/repository systems for the automation of any document process that requires signatures.

iSign® Console™
The iSign® Console™ (“Console”) product is a server-based offering that leverages CIC’s patented Ceremony® process and allows users to manage and control the set up and delivery of documents for electronic signatures in an easy and flexible way, and with a comprehensive audit trail for non-repudiation. The Console works independently from advanced document management systems and represents an intuitive front-end solution for small-to-medium enterprises to rapidly integrate electronic signatures in their business processes. Its principal features include the ability to upload multiple documents for review and/or execution, to select an electronic signature method, such as click-to-sign or biometric, choose signature field placement, manage the signature process via invites and pre-set email reminders, and secure the entire process with passcodes.

Sign-it®
Sign-it® is a family of software products that enable the real-time capture of electronic and digital signatures, as well as their verification and binding within a standard set of applications, including Adobe Acrobat and Microsoft Word, web based applications using HTML, XML and XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market. The Sign-it® family of products combines the strengths of biometrics, and other forms of electronic signatures, with cryptography in a patented process that insures the creation of documents containing legally compliant electronic signatures. These signatures have the same legal standing as a traditional so-called wet signature on paper and are created pursuant to the Electronic Signature in National and Global Commerce Act, as well as other related legislation and regulations. With Sign-it® products, organizations wishing to process electronic forms, requiring varying levels of security, can reduce the cost and other inefficiencies inherent with paper documents by adding electronic signature technologies to their workflow solutions.

iSign® Toolkits
The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature and can provide an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid and include software libraries for industry standard encryption and hashing to protect the sensitive nature of a user’s signature, as well as the data captured in the Ceremony® process. iSign® toolkits are used internally by the Company as an underlying technology for its SignatureOne® and Sign-it® suite of products.

Products and upgrades that were introduced and first shipped in 2011 include the following:

iSign® for Windows®, Version 4.7
iSign® Mobility Suite, Version 1.5
iSign® Mobility Suite, Version 1.5.1
SignatureOne® Ceremony® Server, Version 2.4
SignatureOne® Ceremony® Server, Version 2.5
SignatureOne® Ceremony® Server, Version 2.6
SignatureOne® Ceremony® Server, Version 2.6.1
SignatureOne® Ceremony® Server, Version 2.7
SignatureOne® Ceremony® Server, Version 3.0.4
SignatureOne® Ceremony® Server Migration Toolkit
iSign ® Console™, Version 1.5
SignatureOne® Standard, Version 1.5

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

The Company believes that these patents provide a competitive advantage in the electronic signature and biometric signature verification markets. The Company believes the technologies covered by the patents are unique and allow it to produce superior products. The Company also believes these patents are broad in their coverage. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents and the use of other systems for identifying an individual and using that information to validate the signer and the transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality would infringe its patents.

The Company has an extensive list of registered and unregistered trademarks and applications in the United States and other countries. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Two customers accounted for 28% and 10%, respectively of total revenue for the year ended December 31, 2011.

Seasonality of Business

The Company believes that its products are not subject to seasonal fluctuations.

Backlog

Backlog was approximately $914 and $1,097 at December 31, 2011 and 2010, respectively, representing advanced payments on product and service maintenance agreements. In 2009, the Company negotiated several long term maintenance agreements, of which the remaining balance of approximately $397 will be recognized over one to two years. The remaining backlog is expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels both domestically and internationally. The technology-neutral nature of the laws and regulations related to what constitutes an “electronic signature” and CIC’s multi-modal enterprise-wide suite of products causes the Company to compete with different companies depending upon the specific type of electronic signature sought by a prospective customer. Currently, CIC’s primary competition is Silanis and/or DocuSign when the application is click-wrap, voice, fingerprint, password, and basic click-to-sign technology. Principal competition for handwritten biometric signatures includes SoftPro, Wondernet and signature pad vendors. The Company believes it has a competitive advantage by offering solutions with a multitude of different electronic signature methods that enable users to sign virtually any document format, in any software environment, and on any hardware platform.

The Company believes that it has a clear differentiation from its competitors and enjoys certain advantages, including its patent portfolio. However, there can be no assurance that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than our products or technologies and that could render our products or technologies obsolete or non-competitive.

Employees

As of December 31, 2011, the Company employed 19 full-time employees and two consultants. The Company has established long-standing strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2011 and 2010, sales in the United States as a percentage of total sales were 93% and 93%, respectively. At December 31, 2011 and 2010, long-lived assets located in the United States were $2,159 and $2,899, respectively. There were no long-lived assets located elsewhere as of December 31, 2011 and 2010.

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

Sale Price Per Share
Year	Period	High	Low

2010	First Quarter	$ 0.14	$ 0.08
	Second Quarter	$ 0.14	$ 0.05
	Third Quarter	$ 0.08	$ 0.03
	Fourth Quarter	$ 0.06	$ 0.03
2011	First Quarter	$ 0.10	$ 0.03
	Second Quarter	$ 0.07	$ 0.03
	Third Quarter	$ 0.05	$ 0.02
	Fourth Quarter	$ 0.06	$ 0.02

Holders

As of March 20, 2012 there were approximately 853 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

All securities sold during 2011 by the Company were either previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed with the SEC.

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

Overview and Recent Developments

The Company is a leading supplier of electronic signature solutions for business process automation and is the recognized leader in biometric signature verification technology. Our products enable companies to achieve secure paperless business transactions with multiple signature technologies, across virtually all applications and hardware platforms, and that are legally binding and compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of electronic signature solutions within the financial services and insurance industries and has delivered significant expense reduction by enabling complete document and workflow automation.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2011, net losses attributable to common stockholders aggregated approximately $11,216, and, at December 31, 2011, the Company's accumulated deficit was approximately $111,839.

For the year ended December 31, 2011, total revenue was $1,546, an increase of $695, or 82%, compared to total revenue of $851 in the prior year. The increase in product revenue is primarily due to new product offerings and an increased demand for electronic signature solutions.

For the year ended December 31, 2011, the loss from operations was $4,283, a decrease of $971, or 18%, compared with a loss from operations of $5,254 in the prior year.  The decrease in the operating loss is primarily attributable to a charge of $1,009 related to the acceleration of amortization of certain capitalized software development costs in the prior year. For the year ended December 31, 2011, operating expenses were $5,829, a decrease of $276, or 5%, compared to operating expense of $6,105 in the prior year. The decrease in operating expense resulted primarily from a charge in the prior year of $1,009 related to the accelerated amortization of certain capitalized software development costs, offset by a $700 increase in the amount of software development cost expensed in 2011 compared to what would have been capitalized in the prior year.

In March 2011, the Company sold 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $121 in expenses, of which $50 went to SG Phoenix, LLC, an affiliated entity of the Company’s largest stockholder Phoenix Venture Fund, LLC (“Phoenix”), in payment of an administrative fee and $71 in expenses to third parties in connection with the financing.  The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of the conversion feature of the shares of Series C Preferred Stock. The Company issued 305 shares of Series C Preferred Stock in payment of dividends for the year ended December 31, 2011.

In September 2011, the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum. In addition the Company entered into a Note and Warrant Purchase Agreement (the “September 2011Purchase Agreement”) with Phoenix Banner Holdings, LLC (the “September 2011 Investor”), an entity affiliated with Phoenix.  Under the terms of the September 2011 Purchase Agreement, the Company issued an unsecured convertible promissory note in the amount of $500 (the “September 2011 Note”) to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per annum, and has a maturity date of September 20, 2012.  The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the September 2011 Note, the Company also issued to the September 2011 Investor a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share.

Overview and Recent Developments (continued)

In December 2011, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Philip Sassower, the Company’s Chairman and CEO, and other investors (the “December 2011 Investors”). Under the terms of the Purchase Agreement, the Company issued unsecured convertible promissory notes in the aggregate amount of $500 (the “December 2011 Notes”) to the December 2011 Investors.  The December 2011 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 20, 2012.  The December 2011 Notes are also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the December 2011 Notes, the Company also issued to the December 2011 Investors warrants to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share.

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

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at their fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked-to-market at the end of each reporting period with the gain or loss recognition recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company utilizes a discounted Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

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

Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post-contract support. Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed, and the Company has delivered its product according to specifications.

Maintenance revenue is recorded for post-contract support and upgrades or enhancements, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period, whichever is longer. For undelivered elements where objective and reliable evidence of fair value does not exist, revenue is deferred and subsequently recognized when delivery has occurred and when fair value has been determined.

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

Long-lived assets: The Company performs intangible asset impairment analyses in accordance with the applicable accounting guidance. The Company uses the guidance in response to changes in industry and market conditions that affect its patents, the Company then determines if an impairment of its assets has occurred. The Company reassesses the lives of its patents and tests for impairment at least annually in order to determine whether the book value exceeds the fair value for each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

•	legal, regulatory or contractual provisions known to the Company that limit the useful life of any patent to less than the assigned useful life;

•	whether the Company needs to incur material costs or make modifications in order for it to continue to be able to realize the protection afforded by the patents;

•	effects of obsolescence or significant competitive pressure on the Company’s current or future products are expected to reduce the anticipated cash flow from the products covered by the patents;

•	demand for products utilizing the patented technology will diminish, remain stable or increase; and

•	whether the current markets for the products based on the patented technology will remain constant or will change over the useful lives assigned to the patents.

The Company had obtained an independent valuation from Strategic Equity Group of the carrying value of its patents as of December 31, 2005.  The Company believes that the biometric market potential identified in current year market research has improved over the data used to validate the carrying value of the Company’s patents at the end of 2005. Management updated this analysis at December 31, 2011 and believes that that no impairment of the carrying value of the patents exists at December 31, 2011.

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

Software Development Costs: Capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The annual amortization is equal to the straight-line amortization over the estimated useful lives of the software and varies by type of software. The Company generally subdivides its software into product software, server software and Software-as-a-Service. The Company capitalized software development costs of approximately $72 and $772 for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2010, the Company decided to accelerate the amortization of its software portfolio to better reflect the transition of its offering from being mostly product-based to becoming mostly server and service-based and to provide a closer match with the useful life of the development costs being capitalized. This acceleration resulted in an increase in amortization expense of $1,009.

Research and Development Costs: Research and development costs are charged to expense as incurred.

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2011 of approximately $27.4 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2011 and December 31, 2010

Revenue

For the year ended December 31, 2011, total revenue was $1,546, an increase of $695, or 82%, compared to total revenue of $851 in the prior year. For the year ended December 31, 2011, product revenue was $915, an increase of $718, or 364%, compared to $197 in the prior year. The increase in product revenue is primarily due to new product offerings and an increased demand for electronic signature solutions. For the year ended December 31, 2011, maintenance revenue was $631, a decrease of $23, or 4%, compared to maintenance revenue of $654 in the prior year. This decrease is primarily a reflection of the Company’s shift in focus from one-time, on-premise sales to a recurring revenue model.

Cost of Sales

For the year ended December 31, 2011, cost of sales was $663, a decrease of $216, or 25%, compared to cost of sales of $879 in the prior year. The decrease resulted primarily from a $381 reduction in capitalized software amortization offset by an increase in direct engineering costs associated with development contract services revenue.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2011, research and development expenses were $1,498, an increase of $1,067, or 248%, compared to research and development expenses of $431 in the prior year.  Research and development expenses consist primarily of salaries and related costs, outside engineering as required, maintenance items, and allocated facility expenses. The most significant factor contributing to the increase in these expenses was an increase in the amount of software development costs expensed compared to what would have been capitalized in the prior year. For the year ended December 31, 2011, total research and development expenses, before capitalization of software development costs and other allocations were $2,055, an increase of $659, or 47%, compared to $1,396 of total research and development expenses before capitalization of software development costs and other allocations in the prior year.  The increase is due primarily to an increase in salaries and related expenses, including stock compensation expense and contracted engineering expense.

Sales and Marketing Expenses

For the year ended December 31, 2011, sales and marketing expenses were $1,500, a decrease of $31, or 2%, compared to sales and marketing expenses of $1,531 in the prior year. The decrease was primarily attributable to decreases in salaries and general overhead expenses caused by the reallocation of the sales engineering function to research and development, offset by increases in commissions and allocated charges from engineering for sales support associated with the increases in sales.

General and Administrative Expenses

For the year ended December 31, 2011, general and administrative expenses were $2,168, a decrease of $87, or 4%, from general and administrative expenses of $2,255 in the prior year. The decrease was primarily due to a decrease in investor relations expense offset by an increase in professional service fees, including legal expenses.

Interest and Other Income (Expense), Net

Interest and other income, net, was $79, an increase of $77, compared to an expense of $2 in the prior year. The increase in interest and other income, net was due to the settlement of a Section 16b related lawsuit filed on behalf of a stockholder in April 2011. (See Note 13 in the Consolidated Financial Statements of this report on Form 10-K).

Interest Expense

For the year ended December 31, 2011, related party interest expense was $21, a decrease of $234, or 92%, compared to related party interest expense of $255 in the prior year. The decrease was due to the restructuring of the Company’s debt in the August 5, 2010 Recapitalization through the issuance of Series B Preferred Stock in exchange for all outstanding secured indebtedness. For the year ended December 31, 2011, interest expense-other was $3, a decrease of $5, or 63%, compared to interest expense-other of $8 in the prior year. The decrease was primarily due to the factors discussed above.  For the year ended December 31, 2011, amortization of related party loan discount and deferred financing, which includes warrant costs associated with the Company’s debt and deferred financing costs associated with the notes and warrant purchase agreements was $3, a decrease of $1,716, or 99%, compared to amortization of related party loan discount and deferred financing of $1,719 in the prior year.  The decrease was primarily due to the restructuring of the Company’s debt. (See Note 7 to the Consolidated Financial Statements of this report on Form 10-K.)

For the year ended December 31, 2011, amortization of debt discount and deferred financing-other, which includes warrant and deferred financing costs associated with the notes and warrant purchase agreements decreased $57, or 100%, compared to the prior year. The decrease was primarily due to the factors discussed in interest expense above. (See Note 7 to the Consolidated Financial Statements of this report on Form 10-K.)

The change in the fair value of the derivative liabilities resulted in a non-cash loss of $113, an increase of $3,249 compared to a gain of $3,136 in the prior year that resulted from the revaluation of the Company’s derivatives at December 31, 2010.  The loss recorded at December 31, 2011, is the result of an increase in the price of the Company’s Common Stock at December 31, 2011, compared to December 31, 2010. The fair value of the Company’s derivative instruments is based on the fair value of our stock as such gain/loss is dependent upon our stock price and will fluctuate accordingly.

Liquidity and Capital Resources

Cash and cash equivalents totaled $307 at December 31, 2011, compared to cash and cash equivalents of $1,879 at December 31, 2010. The decrease is primarily attributable to $3,255 of funds used by operating activities and $96 of funds used in investing activities. These uses of funds were offset by $1,779 of funds provided by financing activities in the form of short-term notes and the sale of additional shares of Series C Preferred s Stock.

The cash used by operations was primarily attributable to the net loss of $4,502, and changes in operating assets and liabilities of $697. These amounts were offset by non-cash charges of depreciation and amortization of $838, loss on derivative liabilities of 113, stock-based employee compensation of $807, restricted stock expense and stock issued for services of $195.

The cash used in investing activities of $96 was due to capitalized software development costs of $72 and the acquisition of office and computer equipment of $24.

Proceeds from financing activities consisted primarily of $1,100 in net proceeds from the issuance of short-term debt, and $679 in net proceeds from the issuance of Series C Preferred Stock. These proceeds were offset by the payment of $121 related to the Series C Preferred Stock issued in March 2011.

Accounts receivable were $298 at December 31, 2011, an increase of $195, or 189%, compared to accounts receivable of $103 at December 31, 2010. Accounts receivable at December 31, 2011 and 2010, are net of $3 and $9, respectively, in allowances provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2011 were 60% higher than 2010.

Prepaid expenses and other current assets were $29 at December 31, 2011, a decrease of $15, or 34%, compared to prepaid expenses and other current assets of $44 at December 31, 2010.  The decrease is primarily due to the timing of the billings and payments of annual maintenance and other prepaid contracts. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable were $261 at December 31, 2011, a decrease of $189, or 42%, from accounts payable of $450 at December 31, 2010. The decrease in accounts payable is primarily due to decreases in liabilities associated with professional fees incurred in connection with the Recapitalization, Series B Financing, and Series C Financing during the second half of 2010.

Other current liabilities, which include accrued compensation of $221, were $464 at December 31, 2011, a decrease of $141, or 23%, compared to other current liabilities of $605 at December 31, 2010.  The decrease is primarily due to the payment in 2011 of severance pay for three senior level executives that left the company in December 2010.

Deferred revenue was $914 at December 31, 2011, a decrease of $192, or 17%, compared to deferred revenue of $1,106 at December 31, 2010.  The decrease is due primarily to the long-term maintenance contracts that were renewed at a discount compared to the annual renewal amounts.

Financing Transactions

In March 2011, the Company sold 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $121 in expenses, of which $50 went to SG Phoenix, LLC in payment of an administrative fee and $71 in expenses to third parties in connection with the financing.  In connection with the sale of the shares of Series C Preferred Stock, the Company issued warrants to purchase an aggregate of 35,556 shares of Common Stock with an exercise price of $0.0225 per share, which warrants are exercisable for a period of three years from the date of issuance. The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of the conversion feature of the shares of Series C Preferred Stock.  The Company issued 305 shares of Series C Preferred Stock in payment of dividends for the year ended December 31, 2011.

In September 2011, the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum. In addition the Company entered into the September 2011 Purchase Agreement with the September 2011 Investor.  Under the terms of the September 2011 Purchase Agreement, the Company issued the September 2011 Note to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per annum, and has a maturity date of September 20, 2012.  The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the September 2011 Note, the Company also issued to the September 2011 Investor a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The Company ascribed a value of $7 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

In December 2011, the Company entered into a the December 2011 Purchase Agreement with the December 2011 Investors. Under the terms of the December 2011 Purchase Agreement, the Company issued the December 2011 Notes to the December 2011 Investors.  The December 2011 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 20, 2012.  The December 2011 Notes are also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the December 2011 Note, the Company also issued to the December 2011 Investors warrants to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The Company ascribed a value of $13 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

    During the year ended December 31, 2011, the Company exercised its option related to the terms of its classes of preferred stock and made dividend payments in kind. For the year ended December 31, 2011, the Company issued an aggregate of 67 shares of Series A-1 Preferred Stock, 870 shares of Series B Preferred Stock and 305 shares of Series C Preferred Stock in payment of dividends.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2011 and 2010, was $27 and $2,039, respectively, of which $24 and $1,974, respectively, was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2011 and 2010, was $3 and $1,776, respectively, of which $3 and $1,719, respectively, was related party expense.

Contractual Obligations

The Company had the following material commitments as of December 31, 2011:

	Payments due by period
Contractual obligations	Total	2012	2013	2014	2015	2016	Thereafter
Short-term note payable (1)	1,100	1,100	-	-	-	-	-
Operating lease commitments (2)	1,366	267	275	283	292	249	-
Total contractual cash obligations	$2,466	$1,367	$275	$283	$292	$249	$-

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

As of December 31, 2011, the Company leased facilities in the United States totaling approximately 9,600 square feet. The Company’s rental expense was $271 and $281 for the years ended December 31, 2011 and 2010, , respectively. In addition to the base rent, the Company pays a percentage of the increase, if any, in operating cost incurred by its landlord in such year, over the operating expenses incurred by its landlord in the base year.

As of December 31, 2011, the Company's principal source of liquidity was its cash and cash equivalents of $307. Revenues increased in 2011 compared to 2010. Delays in closing new sales at the volumes required could result in the need for additional funds. However, there can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. As a result of this uncertainty, our auditors have expressed substantial doubt on our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Any investments in fixed income securities are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2011.

Foreign Currency Risk. The Company operates a joint venture in China and from time-to-time could make certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings could be exposed to fluctuations in interest rates and foreign currency exchange rates. The Company would attempt to limit any such exposure through operational strategies and generally has not hedged currency exposure.

Future Results and Stock Price Risk. The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer industry or the global economy generally, or market volatility unrelated to the Company's business and operating results. The impact and severity of the above factors could be exacerbated by the Company’s small public float and a lack of market liquidity for its Common Stock.

Item 8. Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2011 and 2010, and for each of the years in the two-year period ended December 31, 2011, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower, Chairman	72	Chairman and Chief Executive Officer
Andrea Goren	44	Director and Chief Financial Officer
William Keiper	61	President and Chief Operating Officer
Stanley Gilbert	71	Director
Jeffrey Holtmeier	54	Director
David E. Welch	63	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company’s Chairman and Chief Executive Officer since August 2010.  Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. In addition, Mr. Sassower has served as Chief Executive Officer of Xplore Technologies Corp. (OTCQB: XLRT) since February 2006 and has been a director of Xplore Technologies Corp. and served as Chairman of its board of directors since December 2004. On May 13, 2008, Mr. Sassower was named Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On January 7, 2010, The Fairchild Corporation’s plan of liquidation was declared effective and the company’s board of directors was relieved of its duties. Mr. Sassower also served as Chairman of the Board of the Company from 1998 to 2002 and as Co-Chief Executive Officer of the Company from 1997 to 1998. Mr. Sassower is co-manager of the managing member of Phoenix

Venture Fund LLC. Mr. Sassower’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience. Mr. Sassower has developed extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing changes.

Andrea Goren has served as a director since August 2010.  Mr. Goren was appointed the Company’s Chief Financial Officer in December 2010.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003 and has been associated with Phoenix Enterprises LLC since January 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002. Mr. Goren has been a director of Xplore Technologies Corp. (OTCQB: XLRT) since December 2004 and of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 12 years of private equity investing. Mr. Goren has played a significant role in SG Phoenix LLC’s private equity investments and has developed extensive experience working with management teams and boards of directors, including at numerous public companies affiliated with SG Phoenix LLC.

William Keiper was appointed the Company’s President and Chief Operating Officer in December 2010. Mr. Keiper is Managing Partner of First Global Partners LLC where he specializes in working with investors and Boards of Directors in resolving issues related to business continuity, performance and sustainable value creation. Mr. Keiper has over 30 years of business experience, more than 18 of which have been in the management of software, technology and IT product distribution and services organizations. He was President and Chief Executive Officer of Hypercom Corporation (NYSE: HYC) from 2005 to 2007 and served as a member of its Board of Directors from 2000 to 2007. He was Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company, from 2002 to 2005. From 1997 to 2002, he served as a principal in mergers and acquisitions firms serving middle market software and IT services companies. He was Chief Executive Officer of Artisoft, Inc., a public networking and communications software company, from 1993 to 1997, and its Chairman from 1995 to 1997. He held several executive positions, including President and Chief Operating Officer, of MicroAge, Inc., an indirect sales-based IT products distribution and services company, from 1986 to 1993, where he was a key executive in helping to profitably drive more than a billion dollar revenue increase over the course of his tenure with the company.

Stanley L. Gilbert has served as a director since October 2011. Mr. Gilbert has more than 45 years experience as a lawyer with primary specialties in wills, trusts, estate planning and administration, as well as tax planning. Mr. Gilbert is Founder, and, has been President of Stanley L. Gilbert PC since 1982. Mr. Gilbert has also been a partner of a number of law firms, including Nager Korobow, Bell Kallnick Klee and Green, and Migdal Pollack Rosenkrantz and Sherman. Mr. Gilbert has served as a Director of Planned Giving at Columbia University Medical Center’s Nathaniel Wharton Fund, which supports a broad variety of projects in basic research, clinical care and teaching since 2001. Mr. Gilbert was elected by a majority of CIC’s Series C and Series B Preferred stockholders voting together as a separate class on an as converted to common stock basis, and serves on CIC’s audit and compensation committees. Mr. Gilbert’s qualifications to serve on the Board of Directors include his significant tax and accounting expertise acquired through his years of practicing law.

Jeffrey Holtmeier has served as a director since August 2011. Mr. Holtmeier has more than 25 years of successful entrepreneurship in the technology and communications fields. As CEO of GENext from 2001 to present, and through its subsidiary China US Business Development, LLC, Mr. Holtmeier has assisted many US companies in establishing relationships in China, where he also co-founded Koncept International, Inc., a Chinese-based VoIP and digital media technology company. Prior to his involvement in the Chinese market, Mr. Holtmeier founded, built over seventeen years and successfully sold InfiNET in 2001 to Teligent, a NASDAQ listed company. Mr. Holtmeier was a recipient of the prestigious Ernst & Young, NASDAQ/USA Today “Entrepreneur of the Year” award in 1999, and has served on the boards of numerous corporations and non-profit organizations. He will serve on CIC’s audit and compensation committees. Mr. Holtmeier’s qualifications to serve on the Board of Directors include his experience as a successful entrepreneur and his experience in establishing business relationships in China.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  The following Section 16 filings were not timely filed for the year ended December 31, 2011: the Form 3 for MDNH Partners LP dated January 20, 2011, the three Form 4s for MDNH Partners LP dated January 20, 2011, the Form 4 for former director Francis Elenio dated February 4, 2011, the Form 4 for former director Kurt Amundson dated February 4, 2011, the Form 4 for Andrea Goren dated February 4, 2011, the Form 4 for Philip Sassower dated February 4, 2011, the Form 4 for David Welch dated February 4, 2011 the two Form 4s for William Keiper dated April 13, 2011, the Form 4 for Andrea Goren dated August 17, 2011, the Form 3 for Stan Gilbert dated November 3, 2011, the Form 3 for Jeffrey Holtmeier dated November 4, 2011, and the Form 4 for William Keiper dated November 4, 2011.
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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower Chairman and CEO	2011 2010	−(1) −(1)	− −	− −	$27,315 −	− −	− −	− −	$27,315 −
William Keiper, President	2011 2010	−(2) −(2)	− −	− −	$74,148 −	− −	− −	− −	$74,148 −
Andrea Goren, CFO	2011 2010	-(3) -(3)	 	 	$59,615 	 	 	 	$59,615 −

1.	Mr. Sassower was appointed Chairman of the Board and Chief executive officer on August 5, 2010, and receives no compensation.

2.	Mr. Keiper was appointed President and Chief Operating Officer on December 7, 2010. Mr. Keiper receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. Sassower has 333,600 options that are vested and exercisable within sixty days of December 31, 2011.  Mr. Keiper has 1,999,996 options that are vested and exercisable within sixty days of December 31, 2011. Mr. Goren has 1,168,600 options that are vested and exercisable within sixty days of December 31, 2011. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 10 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Keiper is retained by the Company through an Advisory Services Agreement (“Agreement”) with First Global Partners, LLC (“FGP’). Mr. Keiper is Managing Partner of FGP. The term of the agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. FGP receives a cash sum payment of $20,000 (“Cash Fee”) per month. In addition, FPG is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, will be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to FGP in 2011. FGP shall furnish, at FGP's own expense, all materials and equipment necessary to carry out the terms of this Agreement.  The Company agrees to pay FGP for reasonable and documented out of pocket expenses incurred for Services rendered by FGP during the term of the Agreement. FGP shall obtain written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (“Agreement”) with SG Phoenix, LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The term of the agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP receives a cash sum payment of $15,000 (“Cash Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, will be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2011. SGP shall furnish, at SGP's own expense, all materials and equipment necessary to carry out the terms of this Agreement.  The Company agrees to pay SGP for reasonable and documented out of pocket expenses incurred for Services rendered by SGP during the term of the Agreement. SGP shall obtain written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at Fiscal 2011 Year End

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Chairman and CEO	250,300(1)	749,700(1)	$0.0649	01/28/2018
William Keiper, President	1,333,330(2)	6,666,670(2)	$0.0250	08/11/2018
Andrea Goren, Chief Financial Officer	250,300(3) 418,500(4)	749,700(3) 4,581,500(4)	$0.0649 $0.0250	01/28/2018 08/11/2018

(1)Mr. Sassower’s 1,000,000 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.

(2)Mr. Keiper's 8,000,000 options were granted on August 11, 2011, vest pro rata quarterly over three years, and expire on August 11, 2018.

(3)Mr. Goren's 1,000,000 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.

(4) Mr. Goren's 5,000,000 options were granted on August 11, 2011, vest pro rata quarterly over three years, and expire on August 11, 2018.

Option Exercises and Stock Vested

There were no stock options exercised in 2011.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Current Directors
Stanley Gilbert (2)	$ 1,000	$ ─	$ 17,900	$ ─	$ ─	$ ─	$ 18,900
Jeffrey Holtmeier(3)	$ 1,000	$ ─	$ 19,900	$ ─	$ ─	$ ─	$ 20,900
David Welch (4)	$ 1,000	$ ─	$ 50,500	$ ─	$ ─	$ ─	$ 51,500

Former Directors
Kurt Amundson (5)	$ ─	$ ─	$ 50,500	$ ─	$ ─	$ ─	$ 50,500
Francis Elenio (6)	$ ─	$ ─	$ 50,500	$ ─	$ ─	$ ─	$ 50,500

(1)
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to the Companies’ directors in the fiscal year ended December 31, 2011 as calculated in accordance with FASB ASC Topic 718, Stock Compensation. The aggregate number of option awards outstanding for each director as of December 31, 2011 is as follows:

(2)
Mr. Gilbert received a stock option grant on November 7, 2011, to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.023 per share. The shares will vest quarterly over three years and have a seven year life from the date of grant.

(3)
Mr. Holtmeier received a stock option grant on August 11, 2011,to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.025 per share. The shares will vest quarterly over three years and have a seven year life from the date of grant.

(4)
Mr. Welch received a stock option grant on January 28, 2011 to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.06 per share. The shares will vest quarterly over three years and have a seven year life from the date of grant.

(5)
Mr. Amundson received a stock option grant on January 28, 2011 to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.06 per share. Mr. Amundson resigned from the Board on July 10, 2011.

(6)
Mr. Elenio received a stock option grant on January 28, 2011 to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.06 per share. Mr. Elenio resigned from the Board on October 19, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 15, 2012, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.  Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o Communication Intelligence Corporation, 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065-1413. The amounts are not stated in thousands.

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)	Number of Shares (2)	Percent Of Class (2)	Number of Shares (3)	Percent Of Class (3)	Number of Shares (4)	Percent Of Class (4)
Andrea Goren (5)	341,687,228	66.7%	−	−	5,430,521	59.6%	1,651,610	43.2%
Philip S. Sassower (6)	340,204,822	66.9%	−	−	5,407,422	59.4%	1,640,237	42.8%
Stanley Gilbert (7)	39,130,028	15.0%	−	−	115,494	1.3%	328,488	8.6%
Jeffrey Holtmeier (8)	1,250,300	*	−	−	−	−	−	−
David E. Welch (9)	591,900	*	−	−	−	−	−	−

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)	Number of Shares (2)	Percent Of Class (2)	Number of Shares (3)	Percent Of Class (3)	Number of Shares (4)	Percent Of Class (4)
William Keiper (10)	20,870,128	8.4%		−	−	−	207,078	5.8%

All directors and executive officers as a group (6 persons) (11)	406,002,039	71.7%	−	−	5,546,015	60.0%	2,187,176	57.2%

5% Shareholders
Phoenix Venture Fund LLC (12)	337,731,632	66.5%	−	−	5,407,422	59.4%	1,640,237	42.9%
Michael W. Engmann (13)	61,034,902	22.0%	523,987	59.5%	1,502,612	16.5%	220,764	6.2%
___________
*           Less than 1%.

1.
Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, including shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2012. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2012, or securities convertible into Common Stock within 60 days of March 20, 2012 are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or other convertible securities, including shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 228,974,338 shares of Common Stock, 880,352 shares of Series A-1 Preferred Stock, 9,110,618 shares of Series B Preferred Stock and 3,824,788 shares of Series C Preferred Stock outstanding as of March 15, 2012. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

2.
Each outstanding share of Series A-1 Preferred Stock is presently convertible into 7.1429 shares of Common Stock. The shares of Series A-1 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-1 Preferred Stock stated in these columns reflect ownership of shares of Series A-1 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock at this ratio. The percentage of beneficial ownership of Series A-1 Preferred Stock beneficially owned is based on 880,353 shares of Series A-1 Preferred Stock outstanding as of March 20, 2012.

3.
Each outstanding share of Series B Preferred Stock is presently convertible into 23.0947 shares of Common Stock. The shares of Series B Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series B Preferred Stock stated in these columns reflect ownership of shares of Series B Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock at this ratio. The percentage of beneficial ownership of Series B Preferred Stock beneficially owned is based on 9,110,618 shares of Series B Preferred Stock outstanding as of March 20, 2012.

4.
Each outstanding share of Series C Preferred Stock is presently convertible into 44.444 shares of Common Stock. The shares of Series C Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series C Preferred Stock stated in these columns reflect ownership of shares of Series C Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock at this ratio. The percentage of beneficial ownership of Series C Preferred Stock beneficially owned is based on 3,824,789 shares of Series C Preferred Stock outstanding as of March 20, 2012.

5.
Represents (a) 19,000 shares of Common Stock held by Mr. Goren (b) 1,668,400 shares issuable to Mr. Goren upon the exercise of options exercisable within 60 days here of, (c) 533,464 shares of Common Stock issuable upon the conversion of 23,099 shares of Series B Preferred Stock held by Andax LLC (d) 544,533 share of Common Stock issuable upon the conversion of 12,252 shares of Series C Preferred Stock held by Andax LLC, (e) 1,189,464 shares of Common Stock issuable upon the exercise of warrants held by Andax LLC and (f) includes Company securities beneficially owned by Phoenix. Please see footnote 12 below for information concerning Phoenix’s beneficial ownership.  Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and, accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

6.
Represents (a) 2,055,556 shares of Common Stock held by Mr. Sassower (b) 416,900 shares issuable to Mr. Sassower upon the exercise of options exercisable within 60 days here of, and (c) includes shares of Common Stock Company securities beneficially owned by Phoenix. Please see footnote 12 below for information concerning shares of Common Stock beneficially owned by Phoenix’s beneficial ownership. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. In addition to the shares beneficially owned by Phoenix, Mr. Sassower owns 2,055,556 shares of Common Stock. Mr. Sassower’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

7.
Represents (a) 3,734,749 shares of Common Stock held by Mr. Gilbert, (b) 28,485 shares of Common Stock held by Stanley Gilbert P.C., (c) 1,783,035 shares of Common Stock held by Galaxy LLC, (d) 2,147,117 shares of Common Stock held by Mrs. Stanley Gilbert, (e) 14,002,877 shares of Common Stock issuable upon the exercise of warrants held by Mr. Gilbert, (f) 167,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days hereof held by Mr. Gilbert, (g) 2,667,298 shares of Common Stock issuable upon the conversion of 115,494 shares of Series B Preferred Stock held by Mr. Gilbert, and (h) 14,599,467 shares of Common Stock issuable upon the exercise of 328,488 shares of Series C Preferred Stock held by Mr. Gilbert.  As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

8.
Represents (a) 250,300 shares of Common Stock issuable upon the exercise of options exercisable within 60 days hereof and (b) 1,000,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days hereof beneficially owned by China U.S. Business Development, LLC (“CUBD”).  As manager of CUBD, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by CUBD and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD.

9.	Represents 591,900 shares of Common Stock issuable upon the exercise of options exercisable within 60 days hereof.

10.
Represents (a) 2,999,994 shares of Common Stock issuable upon the exercise of options exercisable within 60 days hereof (b) 9,203,467 shares issuable upon the conversion of 207,078 shares of Series C Preferred Stock, and (b) an aggregate of 8,666,667 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days hereof beneficially owned by FirstGlobal Partners LLC (“FirstGlobal”). As manager of FirstGlobal, Mr. Keiper has the power to vote and dispose of the shares of Common Stock held by FirstGlobal and, accordingly, Mr. Keiper may be deemed to be the beneficial owner of the shares owned by FirstGlobal.

11.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 12 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes 2,085,300 shares issuable upon the exercise of options within 60 days of March 15, 2011.

12.
Represents (a) 58,576,054 shares of Common Stock, (b) 81,374,096 shares of Common Stock issuable upon the conversion of warrants (c) 124,882,789 share of Common Stock issuable upon the conversion of 5,407,422 shares of Series B Preferred stock and (d) 72,898,693 shares of Common Stock issuable upon the conversion of 1,640,237 shares of Series C Preferred Stock. See the following table for more detail.

	Common Shares	Warrants	Series B Preferred Stock As If Converted to Common Stock	Series C Preferred Stock As If Converted to Common Stock	Series B Preferred Stock	Series C Preferred Stock
Phoenix Venture Fund LLC	55,783,562	63,548,571	124,882,789	71,222,977	5,407,422	1,602,533
SG Phoenix Ventures LLC	2,792,492	10,714,414
Phoenix Enterprises Family Fund LLC		1,555,556		1,675,717		37,704
Phoenix Banner Holdings LLC		5,555,555
	58,576,054	81,374,096	124,882,789	72,898,694	5,407,422	1,640,237

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

13.
Represents (a) 12,778,049 shares of Common Stock beneficially owned by Mr. Engmann, of which 4,041,140 are held by MDNH Partners, L.P. and 1,243,564 are held by KENDU Partners Company, (b) 3,742,764 shares of Common Stock issuable upon the conversion of shares of Series A-1 Preferred Stock beneficially owned by Mr. Engmann, of which 621,350 are issuable to MDNH Partners, L.P. and 3,083,743 are issuable to KENDU Partners Company, (c) 34,702,356 shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock beneficially owned by Mr. Engmann, of which 8,126,582 are issuable to MDNH Partners, L.P. and 2,916,697 are issuable to KENDU Partners Company; and (d) 9,811,733 shares of Common Stock issuable upon the conversion of shares of Series C Preferred Stock beneficially owned by Mr. Engmann, of which 4905867 are issuable to MDNH Partners, L.P. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104. (See note 5 to the Consolidated Financial Statements).

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	924	$ 0.56	−
Equity Compensation Plans Not Approved by Security Holders
2009 Stock Compensation Plan	2,379	0.10	4,548
Non Plan Stock Options	3,479	0.50	−
2011 Stock Compensation Plan	44,571	$ 0.05	5,429
Total:	51,353	$ 0.09	9,977

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

Director Independence

The Board of Directors has determined that Messrs. Gilbert, Holtmeier, and Welch are “independent,” as defined under the rules of the NASDAQ Stock Market relating to director independence, and that Messrs. Sassower and Goren are not independent under such rules.  Messrs. Welch, Gilbert, and Holtmeier serve on the Compensation Committee of the Board of Directors.  Each of the members of the Compensation Committee are independent under the rules of the NASDAQ Stock Market relating to director independence.  Messrs. Welch, Gilbert and Holtmeier serve on the Audit Committee of the Board of Directors.  Under the applicable rules of the NASDAQ Stock Market and the SEC relating to independence of Audit Committee members, the Board of Directors has determined that Mr. Welch is independent and that Mr. Gilbert and Mr. Holtmeier are not.  Mr. Gilbert’s lack of independence stems solely from his beneficial ownership of 15.0% of the Company’s common stock, when such beneficial ownership is calculated in accordance with Exchange Act Rule 13d-3.  When calculated on a fully diluted basis, Mr. Gilbert beneficially owns only approximately 5% of the Company’s common stock.  For this reason, the Board of Directors has determined that Mr. Gilbert remains well suited to serving on the Company’s Audit Committee. Mr. Holtmeier's lack of independence stems solely from the fact that he was party to a consulting agreement under which he was paid $15,000 in the year ended December 31, 2011.  The Board has determined that the amount paid to Mr. Holtmeier under this contract is not material, and thus Mr. Holtmeier remains well suited to serving on the Audit Committee.

Related Party Transactions

Phoenix Venture Fund LLC (“Phoenix”) is the beneficial owner of approximately 66.5% of the Common Stock of the Company when calculated in accordance with Rule 13d-3, and Michael W. Engmann, together with two affiliated entities, is the beneficial owner of approximately 22.0% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

In March 2011, the Company sold 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $121 in expenses, of which $50 went to SG Phoenix, LLC in payment of an administrative fee and $71 in expenses to third parties in connection with the financing.  In connection with the sale of the shares of Series C Preferred Stock, the Company issued warrants to purchase an aggregate of 35,556 shares of Common Stock with an exercise price of $0.0225 per share, which warrants are exercisable for a period of three years from the date of issuance. The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of the conversion feature of the shares of Series C Preferred Stock.  The Company issued 305 shares of Series C Preferred Stock in payment of dividends for the year ended December 31, 2011.

In July 2011, the Company signed an agreement with China-US Business Development Corporation, (“CUBD”), to provide certain advisory and consulting services in relation to expanding distribution for certain CIC products in the People’s Republic of China. Specifically, introductions to targeted IT service companies, as well as facilitating meetings and assistance in negotiations for prospective partnerships. Jeffrey Holtmeier is the managing member of CUBD. Mr. Holtmeier was appointed to the Company’s board of directors on August 11, 2011.

Per the agreement CUBD is to be paid $20,000 in installments based upon reaching certain milestones. As of December 31, 2011, the Company has paid to CUBD $15,000. In addition, CUBD will receive a performance fee on any revenue it secured for the Company from a Chinese customer and/or partner equal to 7%, 5% and 3% of net revenue from such customer and/or partners during the first, second and third twelve months periods, respectively, of the Company’s relationship with such customer and/or partner.

On August 7, 2011, the board of directors approved and CUBD received a warrant to purchase one (1) million shares of the Company’s Common Stock at an exercise price of $0.025 per share. The warrant will vest in equal quarterly installments over a period of (18) eighteen months commencing on the date of issue. The vesting will accelerate upon attainment of $100,000 in net revenue, pursuant to CUBD’s agreement with the Company. The warrant has a three year life and expires on August 11, 2014.

In September 2011, the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum. In addition the Company entered into the September 2011 Purchase Agreement the September 2011 Investor, an entity affiliated with Phoenix, the Company’s largest stockholder.  Under the terms of the September 2011 Purchase Agreement, the Company issued the September 2011 Note to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per annum, and has a maturity date of September 20, 2012.  The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the September 2011 Note, the Company also issued to the September 2011 Investor a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The Company ascribed a value of $7 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

In December 2011, the Company entered into the December 2011 Purchase Agreement with the December 2011 Investors, which December 2011 Investors included Philip Sassower. Under the terms of the December 2011 Purchase Agreement, the Company issued the December 2011 Notes to the December 2011 Investors.  The Notes bear interest at the rate of 10% per annum, and have a maturity date of December 20, 2012.  The December 2011 Notes are also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the December 2011 Notes, the Company also issued to the December 2011 Investors warrant to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The Company ascribed a value of $13 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

During the year ended December 31, 2011, the Company exercised its option related to the terms of the preferred stock-related financing transactions and made dividend payments in kind. For the year ended December 31, 2011, the Company issued 67 shares of Series A-1 Preferred Stock, 870 shares of Series B Preferred Stock and 305 shares of Series C Preferred Stock in payment of dividends.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2011 and 2010, was $27 and $2,039, respectively, of which $24 and $1,974, respectively, was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2011 and 2010 was $3 and $1,776, respectively, of which $3 and $1,719, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. PMB Helin Donovan has been the Company’s auditors since May 2011. GHP Horwath, P.C. was the Company’s auditors from September 2006 to September 2011. During fiscal years 2011 and 2010, the fees for audit and other services performed by PMB Helin Donovan and GHP Horwath for the Company were as follows:

Amount and percentage of fees
Nature of Services	2011		2010

Audit Fees	Audit fees are expected to be	$ 65,000 (72%)	Audit fees are expected to be	$ 109,000 (76%)
Audit-Related Fees		$ 18,000 (20%)		$ 25,000 (18%)
Tax Fees	Tax fees are expected to be	$ 7,000 (8%)	Tax fees are expected to be	$ 9,000 (6%)
All Other Fees		$ −		$ −
Total		$ 90,000		$ 143,000

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

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of GHP Horwath, P. C. and PMB Helin Donovan has concluded that GHP Horwath, P.C. and PMB Helin Donovan are independent under applicable SEC and NASDAQ rules and regulations.

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

Exhibit Number	Document
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

Exhibit Number	Document
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

Exhibit Number	Document
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

10.59
Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.

10.60
Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.

10.61	Note and Warrant Purchase Agreement dated September 20, 2011 incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
*10.62	Note and Warrant Purchase Agreement dated December 2, 2011.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.1	Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm.
*23.2	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redwood Shores, State of California.

Communication Intelligence Corporation
By:	/s/ Andrea Goren Andrea Goren (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date:   March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 15, 2012.

Date	Signature	Title
March 30, 2011	/s/ Philip S. Sassower Philip S. Sassower	Chairman and Chief Executive Officer (Principal Executive Officer)
March 30, 2011	/s/ Andrea Goren Andrea Goren	Director, Chief Financial Officer (Principal Financial and Accounting Officer)
March 30, 2011	/s/ Stanly Gilbert Stanley Gilbert	Director
March 30, 2011	/s/ Jeffrey Holtmeier Jeffrey Holtmeier	Director
March 30, 2011	/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Stockholders of Communication Intelligence Corporation

We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation and subsidiary as of December 31, 2011, and the related consolidated statement of operations, stockholders’ equity, and cash flows for year ended December 31, 2011. Communication Intelligence Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and subsidiary as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s significant recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are disclosed are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP
San Francisco, CA
March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Communication Intelligence Corporation

We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation and its subsidiary (“the Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and its subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ GHP Horwath, P.C.
Denver, Colorado
March 29, 2011

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$307	$1,879
Accounts receivable, net of allowance of $3 and $9 at December 31, 2011 and 2010, respectively	298	103
Prepaid expenses and other current assets	29	44

Total current assets	634	2,026
Property and equipment, net	32	26
Patents, net	2,020	2,392
Capitalized software development costs, net	78	452
Other assets	29	29

Total assets	$2,793	$4,925

Liabilities and Stockholders' Equity
Current liabilities:
Short-term Notes Payable (Note 7)	$1,083	$–
Accounts payable	261	450
Accrued compensation	221	446
Other accrued liabilities	243	159
Deferred revenue	517	456

Total current liabilities	2,325	1,511
Deferred revenue long-term	397	650
Deferred rent	147	183
Derivative liability	281	499
Total liabilities	3,150	2,843
Commitments and contingencies (Note 10)
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 880 and 813 shares outstanding at December 31, 2011 and 2010, respectively ($880 liquidation preference at December 31, 2011)	880	813
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 9,250 and 8,380 shares outstanding at December 31, 2011 and 2010 ($13,875 liquidation preference at December 31, 2011)	7,380	6,350
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 3,547 and 2,211 shares outstanding at December 31, 2011 and 2010 ($5,320 liquidation preference at December 31, 2011)	3,569	2,032
Common stock, $.01 par value; 1,050,000 shares authorized; 198,188 and 191,489 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,981	1,915
Additional paid-in capital	97,715	98,347
Accumulated deficit	(111,839)	(107,337)
Accumulated other comprehensive loss	(43)	(38)
Total stockholders' equity (deficit)	(357)	2,082
Total liabilities and stockholders' equity	$2,793	$4,925

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010
Revenue:
Product	$915	$197
Maintenance	631	654
	1,546	851
Operating costs and expenses:
Cost of sales:
Product	416	635
Maintenance	247	244
Acceleration of amortization of certain capitalized software development costs	−	1,009
Research and development	1,498	431
Sales and marketing	1,500	1,531
General and administrative	2,168	2,255

	5,829	6,105

Loss from operations	(4,283)	(5,254)

Other expense, net	(79)	(2)
Interest expense:
Related party (Note 7)	(21)	(255)
Other (Note 7)	(3)	(8)
Amortization of debt discount and deferred financing cost:
Related party (Note 7)	(3)	(1,719)
Other (Note 7)	−	(57)
Gain (loss) on derivative liability	(113)	3,136
Net loss	(4,502)	(4,159)
Preferred stock dividends:
Accretion of beneficial conversion feature
Related party (Note 9)	(295)	−
Other (Note 9)	(859)	−
Preferred stock dividends
Related party	(726)	(292)
Other	(281)	(102)
Income tax tax expense	−	−
Net loss attributable to common stockholders	$(6,663)	$(4,553)
Basic and diluted loss per common share	$(0.03)	$(0.02)
Weighted average common shares outstanding, basic and diluted	192,032	190,721
Other comprehensive loss
Foreign currency translation adjustment (loss) Gain	$(5)	$8

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Changes in Stockholders' Equity – (Deficit)
(In thousands except per share amounts)
	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount		Series C Preferred Shares Outstanding	Series C Preferred Shares Amount		Common Shares Outstanding	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2009	751	$751	−	$	−	−	$	−	190,026	$1,900	$101,221	$(103,178)	$(46)	$648
Conversion of long-term notes into Series B Preferred Shares, net of unamortized discount of $1,509			6,608		6,608						(1,509)			5,099
Issuance of Series B Preferred Shares			1,440		1,440									1,440
Financing cost on conversion of long-term notes and issuance of Series B Preferred Shares											(580)			(580)
Conversion feature associated with the Series B Preferred Shares					(2,000)									(2,000)
Warrants issued for services											(153)			(153)
Stock based employee compensation											93			93
Shares issued for services									750	8	58			66
Restricted common stock issued in lieu of salaries									713	7	(7)			−
Restricted stock expense											40			40
Issuance of Series C Preferred Shares						2,211		2,211						2,211
Financing cost on issuance of Series C Preferred Shares											(422)			(422)
Conversion feature associated with the Series C Preferred Shares								(179)						(179)
Comprehensive loss:
Net loss												(4,159)		(4,159)
Foreign currency translation adjustment													8	8
Total comprehensive loss														(4,151)
Preferred share dividends	62	62	332		332						(394)			−
Conversion feature, Preferred Share dividends					(30)									(30)
Balances as of December 31, 2010	813	$813	8,380		$6,350	2,211		$2,032	191,489	$1,915	$98,347	$(107,337)	$(38)	$2,082
Stock-based employee compensation											804			804
Restricted stock expense											3			3
Forfeiture of restricted stock									(260)	(3)	(9)			(12)
Shares issued for services						195		195						195
Series C Preferred Shares issued in separation agreement						36		36						36
Issuance of Series C Preferred Shares for cash						800					800			800
Reclassification of conversion feature associated with the Series B and Series C Preferred Shares from derivative liability to equity					160			203						363
Financing cost on issuance of Series C Preferred Shares								(121)						(121)
Accretion of Beneficial Conversion Feature on preferred shares					22			1,132			(1,154)			─
Preferred share dividends, paid in kind	67	67	870		848	305		92			(1,007)			─
Cashless Exercise of warrants									6,959	69	(69)			─
Comprehensive loss
Net loss												(4,502)		(4,502)
Foreign currency translation adjustment													(5)	(5)
Total comprehensive loss														(4,507)
Balances as of December 31, 2011	880	$880	9,250		$7,380	3,547		$3,569	198,188	$1,981	$97,715	$(111,839)	$(43)	$(357)
The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,502)	$(4,159)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	842	1,224
Accelerated amortization of certain capitalized softwaredevelopment costs	−	1,009
Amortization of debt discount and deferred financing costs	3	1,776
Stock-based employee compensation	807	133
Shares issued for services	195	66
Series C Preferred Shares issued in separation agreement	36
(Gain) loss on derivative liability	113	(3,136)
Non cash interest expense	−	291
Forfeiture of restricted stock	(12)	−
Changes in operating assets and liabilities:
Accounts receivable, net	(195)	124
Prepaid expenses and other assets	16	22
Accounts payable	(189)	332
Accrued compensation	(225)	119
Other accrued liabilities	48	173
Deferred revenue	(192)	(219)
Net cash (used for) provided by operating activities	(3,255)	(2,245)

Cash flows from investing activities: Acquisition of property and equipment	(24)	(14)
Capitalized software development costs	(72)	(772)
Net cash used for investing activities	(96)	(786)

Cash flows from financing activities:
Net proceeds from issuance of short-term debt	1,100	1,390
Net proceeds from issuance of Series B preferred shares	−	860
Net proceeds from issuance of Series C preferred shares	679	1,789
Principal payments on short term debt	−	(150)
Net cash provided by financing activities	1,779	3,889

Effect of exchange rate changes on cash and cash equivalents	−	−

Net increase (decrease) in cash and cash equivalents	(1,572)	858
Cash and cash equivalents at beginning of period	1,879	1,021
Cash and cash equivalents at end of period	$307	$1,879

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31
	2011		2010
Supplementary disclosure of cash flow information
Interest paid		$3	$	−
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions
Secured indebtedness and accrued interest exchanged for Series B convertible preferred stock	$	−		$6,608
Conversion feature of Series B preferred shares classified as a derivative liability	$	−		$2,000
Dividends on preferred shares		$1,007		$394
Conversion feature of Series B preferred shares dividends issued as payment in-kind classified as a derivative liability	$	−		$30
Debt discount recorded in connection with short-term debt		$20	$	−
Accretion of beneficial conversion feature on Preferred Shares		$1,154	$	−
Warrants issued as payment of financing services	$	−		$153
Warrants issued in connection with bridge loans recorded as derivative liabilities	$	−		$682
Warrants issued for interest recorded as a derivative liability		$26		$170
Reclassification of beneficial conversion feature		$363	$	−
Conversion feature of Series C preferred shares classified as a derivative liability	$	−		$179

The accompanying notes form an integral part of these Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne®, Ceremony® Server™, Sign-it® iSign® Console™ and the iSign® toolkits.

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2011, the Company’s accumulated deficit was approximately $111,839.  The Company has primarily funded these losses through the sale of debt and equity securities. As of December 31, 2011, the Company’s cash balance was approximately $307. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  In June 2008 and May 2009 the Company raised funds through debt and equity financings and converted short-term notes payable to equity. In May, June and July 2010, the Company amended its credit agreement to provide for an additional $1,260 in short term funding. On August 4, 2010, stockholders approved the issuance of a Series B Participating Convertible Preferred Stock and the Company converted approximately $6,608 of long-term debt due in December 2010 into shares of Series B Preferred Stock. In addition the Company sold, for cash in a private placement, 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 11 to the Consolidated Financial Statements).  In December 2010 the stockholders approved the issuance of a Series C Participating Convertible Preferred Stock and the Company sold, for cash in a private placement, 2,211 shares of Series C Preferred Stock at a purchase price of $1.00 per share (Note 11 to the Consolidated Financial Statements). In March 2011, the Company sold for cash in a private placement an additional 800 shares of Series C Preferred Stock at a purchase price of $1.00.

In September 2011, the Company borrowed $100 at 10% per annum in the form of two demand notes, and borrowed an additional $500 at 10% per annum in the form of an unsecured convertible promissory note due September 20, 2012. In December 2011, the Company borrowed $500 at 10% per annum in the form of unsecured convertible promissory notes due December 2, 2012. (Note 7 to the Consolidated Financial Statements).

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

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

Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities. The Derivative liabilities are stated at fair value using a discounted Black-Sholes option pricing model (Note 8).

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2011	2010
Cash in bank	$ 281	$1,852
Money market funds	26	27

Cash and cash equivalents	$ 307	$1,879

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Concentrations of credit risk (continued):

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions.  The costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  The costs amortized to interest expense amounted to $0 and $218 for the years ended December 31, 2011 and 2010, respectively.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $17 and $19 for the years ended December 31, 2011 and 2010, respectively.

Patents:

Patents are stated at cost less accumulated amortization that, in management’s opinion, does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $372 and $379 for the years ended December 31, 2011 and 2010, respectively.   The estimated remaining weighted average useful lives of the patents are 5 years.

Future patent amortization is as follows:

Year Ended December 31,
2012	$366
2013	366
2014	357
2015	342
2016	322
Thereafter	269
Total	$2,022

The Company performs intangible asset impairment analysis at least annually in accordance with the relevant accounting guidance. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent The Company uses the

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Patents (continued):

relevant accounting in response to changes in industry and market conditions that affect its patents; the Company then determines if an impairment of its assets has occurred. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the additional factors listed in Critical Patents (continued):Accounting Policies in Item 7 of this Form 10-K. The Company believes that no significant events or circumstances occurred or changed during the year ended December 31, 2011, and therefore concluded that no impairment in the carrying values of the patents existed at December 31, 2011.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the two years ended December 31, 2011.

Software development costs:

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

Material commitments:

The Company had the following commitments at December 31, 2011:

	Payments due by period
Contractual obligations	Total	2012	2013	2014	2015	2016	Thereafter
Short-term note payable (1)	1,100	1,100	−	−	−	−		−
Operating lease commitments (2)	1,366	267	375	283	292	249		−
Total contractual cash obligations	$2,466	$1,367	$375	$283	$292	$249	$	−

1.
The Company issued demand notes in September 2011 in the amount of $100, and convertible notes in September and December 2011 in the amount of $500 and $500, respectively. The notes bear interest at the rate of 10% per annum. The Convertible notes are due in September and December 2012.

2.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

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

For each of the years ended December 31, 2010 and 2011, the Company’s sales in the United States as a percentage of total sales were 93% and 92%, respectively. For the years ended December 31, 2011 and 2010, the Company’s export sales as a percentage of total revenue were approximately 4% and 8%, respectively. Foreign sales are sales to customers in all countries other than the U.S.

Research and development:

Research and development costs are charged to expense as incurred.

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2011 and 2010 was $15 and $20, respectively.

Net loss per share:

The Company calculates net loss per share under the provisions of the relevant accounting guidance.  That guidance requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and diluted loss per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Net loss per share (continued):

For the year ended December 31, 2011, 51,353 shares of Common Stock subject to outstanding options and 182,644 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

For the year ended December 31, 2010, 10,028 shares of Common Stock subject to outstanding options, and  135,131 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

Foreign currency translation:

The Company considers the functional currency of the Joint Venture, CICC to be the local currency which is the RMB and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of "accumulated other comprehensive loss in” the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each period except for those expenses related to balance sheet amounts which are translated at historical exchange rates.

Net foreign currency transaction gains and losses are included in "Interest and other income, net" in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2011 and 2010 were insignificant.

Comprehensive income:

The relevant accounting guidance requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual statement that is displayed with the same prominence as other annual financial statements. The guidance also requires that an entity classify items as other comprehensive earnings by their nature in an annual financial statement.

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

There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company's financial condition or results of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004, and state tax examinations for years before 2003. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Recently issued accounting pronouncement:

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04 Fair Value Measurement (Topic 820) which amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s consolidated financial position and results of operations.
In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The ASU simplifies how entities, both public and nonpublic, test goodwill for impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

2.	Major customers:

Two customers accounted for 28% and 10%, respectively of total revenue for the year ended December 31, 2011. One customer accounted for 20% of total revenue for the year ended December 31, 2010.

Four customers accounted for 87% of gross accounts receivable at December 31, 2011.  Customer one, accounted for 40%, Customer two accounted for 25%, Customer three accounted for 12%, and Customer four accounted for 10%. Two customers accounted for 66% of gross accounts receivable at December 31, 2010. Customer one accounted for 49% and Customer two accounted for 17%.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

3.	Property plant and equipment:

Property and equipment, net at December 31, consists of the following:

	2011	2010
Machinery and equipment	$1,215	$1,224
Office furniture and fixtures	435	435
Leasehold improvements	90	90
Purchased software	323	323

	2,063	2,072
Less accumulated depreciation and amortization	(2,031)	(2,046)

	$32	$26

Material commitments:

The Company had the following commitments at December 31, 2011:

	Payments due by period−
Contractual obligations	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease commitments (2)	1,366	267	275	283	292	249	−

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

4.	Patents:

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2011	2010
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(4,725)	(4,353)

			$2,020	$2,392

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

The Company does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing the patented technology, and believes that the current markets for its products based on the patented technology will remain constant or will grow over the remaining useful lives assigned to the patents because of a legal, regulatory and business environment encouraging the use of electronic signatures.

5.	Capitalized software development costs:

During 2011 and 2010, the Company capitalized approximately $72 and $772 of software development costs. Amortization of capitalized software development costs for the years ended December 31, 2011 and 2010 was $446 and $1,835, respectively. The decrease between periods is related to the Company’s decision to accelerate the amortization of its software portfolio to better reflect the transition of its offering from being mostly product-based to becoming mostly server and service-based and to provide a closer match with the useful life of the development costs being capitalized. This acceleration resulted in an increase in amortization expense of $1,009 in 2010.

Future amortization expense is a follows:

Year Ended December 31,
2012	$78
Thereafter	-

6.	Chinese Joint Venture:

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China (the "Agency"). The Joint Venture's business license expires October 18, 2043. There were no significant operations and no cash requirements in 2011 or 2010.

The Joint Venture had no revenue for the years ended December 31, 2011 and 2010, respectively.  It had no long-lived assets as of December 31, 2011 and 2010.

7.	Short-term notes payable:

Immediately prior to the conversion of debt (the “Recapitalization”) in August 2010, the Company had outstanding debt with a principal balance of $6,608 (recorded in the balance sheet net of a discount of $1,509). The outstanding balance included $1,260 of funds borrowed through bridge financing obtained in May, June and July 2010 with the following terms: an interest rate of 8% per annum and a maturity date of December 31, 2010. Warrants to purchase 18,000 shares of Common Stock with an exercise price of $0.06 per share expiring in periods from May 2013 through July 2013 were issued with the bridge financings. The remaining principal balance of $5,348 relates to funds raised in financing transactions in 2008 and 2009. The funds raised in these financings had the following terms: interest at 8% per annum and, at the option of the Company, interest could be paid in cash or in kind. Warrants to purchase 80,154 shares of Common Stock with an exercise price of $0.06 and an expiration date of June 30, 2012 were issued in the financing transactions. Upon execution of each financing a debt discount was recorded. At December 31, 2009, a discount of $2,222 was included in the debt balance. For the years ended

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

7. Short-term notes payable (continued):

December 31, 2010, amortization of the debt discount and deferred financing costs was $1,776. The unamortized discount of $1,509 was charged to paid-in capital in connection with conversion of the associated debt into shares of Series B Preferred Stock (Note 8). The warrants included in the financing transactions were determined to be derivative liabilities (Note 7).

On December 2, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “December 2011 Purchase Agreement”) with Philip Sassower, the Company’s Chairman and CEO, and other investors (the “December 2011 Investors”). Under the terms of the December 2011 Purchase Agreement, the Company issued unsecured convertible promissory notes in the aggregate amount of $500 (the “December 2011 Notes”) to the December 2011 Investors.  The December 2011 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 20, 2012.  The December 2011 Notes are also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $1.  In connection with the issuance of the December 2011 Notes, the Company also issued to the December 2011 Investors warrants to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The company ascribed a value of $13 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.39, expected life of three years, expected volatility of 202%, and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The discount will be amortized over the life of the note. The warrant is exercisable for a period of three years. As of December 31, 2011, the fair value of the warrant was $13.

On September 20, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “September 2011 Purchase Agreement”) with Phoenix Banner Holdings, LLC (the “September 2011 Investor”), an entity affiliated with Phoenix, the Company’s largest stockholder.  Under the terms of the September 2011 Purchase Agreement, the Company issued an unsecured convertible promissory note in the amount of $500 (the “September 2011 Note”) to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per annum, and has a maturity date of September 20, 2012.  The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $1.  In connection with the issuance of the September 2011 Note, the Company also issued to the September 2011 Investor a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. On September 20, 2011 the company ascribed a value of $7 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three years, expected volatility of 204%, and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The discount will be amortized over the life of the note. The warrant is exercisable for a period of three years. As of December 31, 2011, the fair value of the warrant was $13.

On September 2, 2011 the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum.

The Company used the net proceeds from the transaction for working capital and general corporate purposes.

Interest expense associated with the Company’s debt for the year ended December 31, 2011 and 2010, was $27 and $2,039, respectively, of which $24 and $1,974 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2011 and 2010, was $3 and $1,776, respectively, of which $3 and $1,719 was related party expense.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

7.	Short-term notes payable (continued):

Material commitments:

The Company had the following commitments at December 31, 2011:

	Payments due by period
Contractual obligations	Total	2012	2013	2014	2015	2016	Thereafter
Short-term note payable (1)	1,100	1,100	−	−	−		−

1.
The Company issued demand notes in September 2011 in the amount of $100, and convertible notes in September and December 2011 in the amount of $500 and $500, respectively. The notes bear interest at the rate of 10% per annum. The Convertible notes are due in September and December 2012.

8.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services.  The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31, 2011:

	2011	2010
Accrued professional services	$96	$100
Rents	19	19
Interest	21	–
Other	107	40
Total	$243	$159

9.	Derivative liability:

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

The Company determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Preferred Stock required liability classification because of certain provisions that may have resulted in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at December 31, 2011 and December 31, 2010 was insignificant.

In August 2010 and December 2010, the Company issued 8,048 shares of Series B Preferred Stock and 2,211 shares of Series C Preferred Stock, respectively. At December 31, 2010, the Company determined that the embedded conversion feature on these shares required liability classification due to the impact the anti-dilution provisions could have had on the number of shares issuable upon conversion. The fair value of the embedded conversion feature on the Series B Preferred Stock at December 31, 2010, was approximately $130, and the fair value of the embedded conversion feature on the Series C Preferred Stock was approximately $179. On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock by amending the anti-dilution. As a result of these amendments, the Series B Preferred Stock and Series C Preferred Stock no longer required liability classification.  On the date of

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

9.	Derivative liability (continued):

these amendments, the Company revalued the conversion features on these shares, resulting in a loss of $47, and reclassified the derivative value to equity, resulting in a decrease in the derivative liability of $363.

In March 2011, the Company issued fee warrants to related parties to purchase 1,778 shares of common stock in connection with a private placement sale of 800 shares of Series C Preferred Stock and recorded a derivative liability of $4 as of March 30, 2011, and the fair market value of the derivative liability at December 31, 2011, was $4.

In August 2011, the Company issued 1,000 warrants as part of consulting agreements and recorded a derivative liability. The Company ascribed a value of $1 to the warrants using a modified Black Scholes pricing model with the following assumptions: risk free interest rate of 7%, expected life of three years, expected volatility of 190%, and a dividend yield of 0. The warrants have a three year life and expire on August 11, 2014. As of December 31, 2011, the fair value of the warrants was $1.

The fair value of the outstanding derivative liabilities at December 31, 2011, and December 31, 2010, was $281 and $499, respectively.

The Company uses a discounted Black-Scholes pricing model to calculate the fair value of its preferred share and warrant liabilities. Key assumptions used to apply these models are as follows:

	December 31, 2011	December 31, 2010
Expected term	0.5 to 2.90 years	0.5 to 4.00 years
Volatility	204.7% - 315.2%	141.5% - 184.1%
Risk-free interest rate	0.06 – 0.36%	0.29 – 1.02%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of December 31, 2011, are as follows:

	Value at December 31, 2011	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$281	$ −	$ −	$281

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2011, are as follows:

Derivative Liability
Balance at January 1, 2011	$499
Additional liabilities recorded related to warrants issued for services	32
Reclassification of conversion feature on the Series B and Series C Preferred Stock to equity	(363)
Loss on derivative liability	113
Balance at December 31, 2011	$281

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity:

Common stock options:

At December 31, 2011, the Company has two stock-based employee compensation plans, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The Company may also grants options to employees, directors and consultants outside of the 2009 and 2011 Stock Compensation Plans under individual plans.

The 2009 Stock Compensation Plan was adopted by the Board of Directors on July 1, 2009. Non-qualified options under the 2009 Stock Compensation Plan can be granted to employees, officers, and consultants of the Company. There were 7,000 shares of Common Stock authorized for issuance under the 2009 Stock Compensation Plan. The options have a term of three to seven years and can vest immediately or quarterly over three years, as defined. As of December 31, 2011, 2,379 plan options were outstanding, and 2,158 plan options were exercisable with a weighted average exercise price of $0.0995 per share.

The 2011 Stock Compensation Plan was adopted by the Board of Directors on January 28, 2011. Incentive and non-qualified options under the 2011 Stock Compensation Plan can be granted to employees, officers, and consultants of the Company. There were 50,000 shares of Common Stock authorized for issuance under the 2011 Stock Compensation Plan. The options have a term seven years and can vest immediately or quarterly over three years, as defined. As of December 31, 2011, 44,571 plan options were outstanding, and 8,011 plan options were exercisable with a weighted average exercise price of $0.0546 per share.

In April 1999, the Company adopted and, in June 1999, the stockholders approved, the 1999 Option Plan. Incentive and non-qualified options under the 1999 Option Plan were granted to employees, officers, and consultants of the Company. The 1999 Option Plan expired in April 2009 (options outstanding under that plan are not affected by its expiration). There were 4,000 shares of Common Stock authorized for issuance under the 1999 Option Plan. The options had a seven year term and generally vested quarterly over three years. As of December 31, 2011, 924 plan options were outstanding and 924 plan options were exercisable with a weighted average exercise price of $0.558 per share.

The Company has issued options under individual plans to its employees and directors. The individual plan options generally vest over four years or pro rata quarterly over three years. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2011, 3,479 non-plan options were outstanding and 3,446 non-plan options were exercisable with a weighted average exercise price of $0.463 per share.

Share-based payment:

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2011.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity (continued):

Common stock options (continued):

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
	Year Ended December 31, 2011	Year Ended December 31, 2010
Risk free interest rate	0.62% - 5.11%	1.12% - 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	93.63% - 147.4%	91.99% - 147.4%
Expected dividends	None	None
Estimated average forfeiture rate	11%	24%

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the years ended December 31, 2011 and 2010. There were no stock option exercises during the year ended December 31, 2011 or 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Research and development	$347	$21
Sales and marketing	161	52
General and administrative	204	20
Director options	92	─
Stock-based compensation expense included in operating expenses	$804	$93

The summary activity under the Company’s 2009 Stock Compensation Plan, the 1999 Option Plan and Individual Plans is as follows:

	December 31, 2011			December 31, 2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	10,028	$0.33			10,231		$0.34
Granted	44,971	$0.05			2,550		$0.08
Exercised	–	$0.00			─	$	−
Forfeited/ Cancelled	(3,645)	$0.27			(2,753)		$0.15

Outstanding at period end	51,353	$0.09		3.2	10,028		$0.33		3.2

Options vested and exercisable at period end	14,539	$0.19		2.6	8,309		$0.38		2.6

Weighted average grant-date fair value of options granted during the period	$0.05				$0.08

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity (continued):

Common stock options (continued):

Valuation and Expense Information:

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	49,390	5.8	$0.15	12,576	$0.10
$0.51 – $1.00	1,900	1.0	$0.72	1,900	$0.75
$1.01 – $2.00	63	0.4	$1.66	63	$1.75
	51,353			14,539

A summary of the status of the Company’s non-vested shares as of December 31, 2011 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	1,719	$0.06
Granted	44,971	$0.05
Forfeited	(3,645)	$0.18
Vested	(6,231)	$0.20
Non-vested	36,814	$0.05

As of December 31, 2011, there was $578 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

Share-based payment (continued):

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the same provisions outlined above, which may have a material impact on the Company’s financial statements.

As of December 31, 2011, 51,353 shares of Common Stock were reserved for issuance upon exercise of outstanding options.

Preferred Shares:

Series A-1

In connection with the closing of the June 2008 Financing Transaction, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) each dated as of June 5, 2008.  Under the Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.  Stockholders' equity (continued):

Preferred Shares:

Series A-1

1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock, which shares were subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Shares”).  During 2009, 146 Series A-1 Preferred Shares were converted into 1,005 shares of the Company’s Common Stock. As of December 31, 2011, there are 880 Series A-1 Preferred Shares outstanding.  The Series A-1 Preferred Shares carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional Series A-1 Preferred Shares have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If the outstanding Series A-1 Preferred Shares are converted in their entirety, the Company would issue 6,286 shares of Common Stock. The Series A-1 Preferred Shares are convertible any time after June 30, 2008. As of December 31, 2011, the Company has accrued dividends on the preferred shares of $237.

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

The shares of Series B Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, and have a liquidation preference of $1.50 per share over shares of Series A-1 Preferred Stock and of Common Stock. The shares of Series B Preferred Stock were initially convertible into shares of Common Stock at a conversion price of six cents ($0.06) per share. However, as a result of the Company’s issuance of the Series C Participating Convertible Preferred Stock (the “Series C Preferred Stock”) at a price less than the then current Series B Preferred Stock conversion price of $0.06, the conversion price of the Series B Preferred Stock was adjusted downwards to $0.0433 per share. This adjustment results in an increase in the number of shares of Common Stock that would be issued upon conversion of the outstanding shares of Series B Preferred Stock. The shares of Series B Preferred Stock are convertible at any time.

The conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other creditors. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the embedded conversion feature on the Series B Preferred Stock was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. The Company issued 870 shares of Series B Preferred Stock in payment of dividends for the year ended December 31, 2011. If the outstanding Series B Preferred Stock is converted in its entirety at December 31, 2011, the Company would issue 213,636 shares of Common Stock.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity (continued):

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

On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. Under the amendments, in the event additional stock is issued at a price lower than the conversion price then in effect, the new conversion price of the Series B Preferred Stock or Series C Preferred Stock cannot be (A) lower than the average closing market price for the Common Stock for the twenty (20) trading days prior to the closing date of a transaction requiring an adjustment in the conversion price (the “Market Price”) or (B) greater than the conversion price then in effect. The amendments were approved by the Company’s Board of Directors and the necessary majorities of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and were filed with the Delaware Secretary of State on March 31, 2011. As a result of the amendments, the Company reclassified $362 from derivative liabilities to equity on March 31, 2011 (Note 10), and recorded a beneficial conversion feature of $64 related to the intrinsic value of the conversion feature of the dividends issued on March 31, 2011.

On March 6, 2011, and again on August 11, 2011, the Company issued 97.5 and 97.5 shares of its Series C Preferred Stock and warrants to purchase 4,333 and 4,333 shares of Common Stock, respectively, to its President as part of a professional service agreement. On August 10, 2011, the Company issued 36 shares of its Series C Preferred Stock and warrants to purchase 1,624 shares of Common Stock to its former President as part of a separation agreement. The shares of Series C Preferred Stock and warrants are convertible into Common Stock under the same terms discussed above. The Company recorded a beneficial conversion feature of $134 related to the intrinsic value of conversion feature of the shares of Series C Preferred Stock discussed above.

On March 31, 2011, the Company sold an additional 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $121 in expenses, of which $50 went to SG Phoenix, LLC in payment of an administrative fee and $71 in expenses to third parties in connection with the financing.  The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of the conversion feature of the shares of Series C Preferred Stock. As of December 31, 2011, there were 3,547 shares of Series C Preferred Stock outstanding. The Company issued 305 shares of Series C Preferred Stock in payment of dividends for the year ended December 31, 2011. If the outstanding Series C Preferred Stock is converted in its entirety, the Company would issue 157,644 shares of Common Stock.

After receipt of the liquidation preference, the shares of Series C Preferred Stock and Series B Preferred Stock will participate pro rata on an as-converted basis with the shares of Common Stock in any remaining liquidation

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10. Stockholders' equity (continued):

Series C (continued)

proceeds (after payment of the liquidation preference on the Series C Preferred Stock, Series B Preferred Stock and Series A-1 Preferred Stock).

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

In August 2011, an investor exercised on a cashless basis, 3,333 warrants in exchange for 1,629 shares of the Company’s common stock. In December 2011, a related party exercised, on a cashless basis, 8,889 warrants in exchange for 5,239 shares of the Company’s Common Stock.

If the outstanding Series C Warrants are executed for cash in their entirety, the Company would issue 132,601 shares of Common Stock.

Other Warrants

At December 31, 2011, 182,644 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants. Including the 135,201 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

A summary of the warrants issued are as follows:

	December 31, 2011		December 31, 2010
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	135,131	$0.0274	6,482	$0.0433
Issued	59,735	$0.0064	128,649	$0.0266
Exercised	(12,222)	$0.0225	−	−
Forfeited	−	−	−	−
Expired	−	−	−	−
Outstanding at end of period	182,644	$0.0261	135,131	$0.0274
Exercisable at end of period	182,644	$0.0261	135,131	$0.0274

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity (continued):

Other Warrants

A summary of the status of the warrants outstanding as of December 31, 2011 is as follows:

	December 31, 2011
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share	Shares Exercisable	Weighted Average Exercise price

31,974	1.31	$0.0433	31,974	$0.0433
150,670	2.11	$0.0225	150,670	$0.0225
182,644	1.97	$0.0261	182,644	$0.0261

Restricted Share Grants

As part of the Recapitalization in 2010, the Company issued restricted shares to four employees in exchange for reductions in their respective salaries payable in cash. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. Fifty percent of the shares vested on December 31, 2010 and the remaining 50% vested on June 30, 2011.

11.	Commitments:

Lease commitments:

The Company currently leases its principal facilities in Redwood Shores, California, pursuant to a sublease that expires in 2016. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $271, and $281, in 2011 and 2010, respectively.

12.	Income taxes:

As of December 31, 2011, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $64,491.  The net operating loss carry-forwards expire between 2011 and 2030. The Company also had federal research and investment tax credit carry-forwards of approximately $128 that expire at various dates through 2012. The Company also has state net operating loss carry-forwards available to reduce taxable income of approximately $31,200. The net operating loss carry-forwards expire between 2013 through 2030.

Deferred tax assets and liabilities at December 31, consist of the following:
	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$25,796	$25,373
Credit carry-forwards	128	165
Deferred income	514	456
Intangibles	839	1,175
Other, net	120	210

Total deferred tax assets	27,397	27,379

Valuation allowance	(27,397)	(27,379)

Net deferred tax assets	$-	$-

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

12. Income taxes (continued):

Income tax benefit differs from the expected statutory rate as follows:

	2011	2010
Expected federal income tax benefit	$(1,150)	$(1,414)
State income tax benefit	(299)	(250)
Other	(248)	(548)
Change in valuation allowance	1,697	2,212
Income tax benefit	$–	$–

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

13. Employee benefit plans:

The Company sponsors a 401(k) defined contribution plan covering all employees meeting certain eligibility requirements. Contributions made by the Company are determined annually by the Board of Directors. To date, the Company has made no contributions to this plan.

14. Subsequent event

In December 2010, the Company received a demand letter from counsel from a Company stockholder alleging that Phoenix Venture Fund, LLC (“PVF”) and its affiliates may be liable to the Company for short swing profits in connection with the cashless exercise of certain warrants issued to PVF by the Company in connection with the Credit Agreement (the “Warrants”), pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act).

In January 2011 the Company received a letter from PVF concluding that the issuance (and/or modification) and cashless exercise of the Warrants were exempt transactions from Section 16(b) pursuant to Rules 16b-3(d) and (e) on the basis that PVF was a director by deputation since its co-managing members were Company board observers and thus functional directors.

The Company’s Board of Directors convened a Special Committee of Independent Directors (the “Special Committee”) to investigate the allegations and the Special Committee retained special independent counsel. After analyzing the transactions identified in the demand letter, and receiving advice from the special independent counsel, the Special Committee concluded that PVF and its affiliates were deemed to be directors for purposes of Rule 16(b) under the 1934 Act as a result of their activities with the Company during the time period 2007 to 2009. The full Board ratified the Special Committee’s conclusion that the transactions were exempt from Section 16(b), and the Company informed the stockholder that CIC would not commence litigation to recover the profit referred to in the demand letter.

In April 2011, despite the Special Committee’s finding, the stockholder commenced a civil action against PVF, an affiliate of PVF and the two co-manager of the managing member of PVF for alleged violations of Section 16(b) and included the Company as a nominal defendant. In December 2011, in order to avoid further significant costs and

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

14. Subsequent event (continued)

expenses, and without admitting any liability or wrongdoing or the lack of merit in any defense, PVF and its affiliates and the Company settled the action, and, in January 2012, PVF paid the Company $500 in the aggregate, consisting of $175 in cash and 6.5 million shares of the Company’s Common Stock valued at $325.

In January 2012, PVF requested indemnification from the Company for all costs and expenses incurred and amounts paid in settlement, net of any insurance payments received pursuant to the Company’s 1986 By-laws, as amended (the ”By-laws”), and the June 5, 2008, Credit Agreement, as amended on May 28, 2009 (the Credit Agreement”).

In January 2012, the Board requested that the Special Committee review PVF's request for indemnification and make a recommendation to the Board. The Special Committee retained special independent counsel and, after receiving advice from such counsel, negotiated with PVF and settled the claim to avoid further costs and expenses, subject to the approval of the Board.

In February 2012, the Board approved the settlement. Pursuant to the terms of the settlement, the Company issued 277,957 shares of its Series C Preferred Stock to PVF and the Company and PVF exchanged mutual releases relating to the indemnification claim and the litigation. The shares of Series C Preferred Stock issued in connection with the settlement had an approximate of $417.

The Company has combined the PVF settlement with the cost of indemnification, and has recorded a net charge to expense of $71 at December 31, 2011.