Form 10-Q
period 2012-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2012-05-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      March 31, 2012

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

Number of shares outstanding of the issuer's Common Stock, as of May 14, 2012: 222,585,576.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31,	December 31,
	2012	2011
Assets	Unaudited
Current assets:
Cash and cash equivalents	$322	$307
Accounts receivable, net of allowance of $4 at March 31, 2012 and $3 at December 31, 2011	224	298
Prepaid expenses and other current assets	52	29

Total current assets	598	634
Property and equipment, net	27	32
Patents, net	1,929	2,020
Capitalized software development costs, net	13	78
Other assets	29	29

Total assets	$2,596	$2,793

Liabilities and Stockholders' Equity
Current liabilities:
Short-term notes payable(Note 4)	$1,213	$1,083
Accounts payable	326	261
Accrued compensation	257	221
Other accrued liabilities	148	243
Deferred revenue	587	517

Total current liabilities	2,531	2,325
Deferred revenue long-term	348	397
Deferred rent	141	147
Derivative liability	289	281
Total liabilities	3,309	3,150
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 898 and 880 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, ($898 liquidation preference at March 31, 2012)	898	880
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 9,337 and 9,250 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, ($14,006 liquidation preference at March 31, 2012)	7,466	7,380
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 3,914 and 3,547 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively, ($5,871 liquidation preference at March 31, 2012)	4,492	3,569
Common stock, $.01 par value; 1,050,000 shares authorized; 229,178 issued, 222,677 outstanding at March 31, 2012 and 198,188 shares issued and outstanding at December 31, 2011	2,291	1,981
Treasury shares, 6,500 and 0 shares at March 31, 2012 and December 31, 2011, respectively	(325)	−
Additional paid-in capital	97,168	97,715
Accumulated deficit	(112,658)	(111,839)
Accumulated other comprehensive loss	(45)	(43)

Total stockholders' (deficit)	(713)	(357)

Total liabilities and stockholders' equity	$2,596	$2,793

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Revenue:
Product	$513	$121
Maintenance	154	156
Total Revenue	667	277

Operating costs and expenses:

Cost of sales:
Product	67	168
Maintenance	22	106
Research and development	472	296
Sales and marketing	387	396
General and administrative	491	565
Total operating costs and expenses	1,439	1,531

Loss from operations	(772)	(1,254)

Interest and other expense, net	(4)	(2)
Interest expense:
Related party	(27)	−
Other	(3)	−
Amortization of loan discount:
Related party	(4)	−
Other	(1)	−
Loss on derivative liability	(8)	(73)
Net loss	(819)	(1,329)

Accretion of beneficial conversion feature, Preferred shares:
Related party (Note 6)	(578)	(1,832)
Other (Notes 6)	(81)	(1,669)

Preferred stock dividends:
Related party	(68)	(202)
Other	(23)	(77)
Net loss attributable to common stockholders	$(1,569)	$(5,109)
Basic and diluted net loss per common share	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic and diluted	219,184	191,306

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(819)	$(1,329)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2)	−
Total comprehensive loss	$821	$(1,329)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2012
Unaudited
(In thousands)
	Series A-1 Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2011	880	$880	9,250	$7,380	3,547	$3,569	198,188	$1,981		$97,715	$(111,839)	$(43)	$(357)
Receipt of 6.5M Common Shares in settlement of the 16b action							(6,500)		(325)				(325)
Series C Preferred Shares issued in settlement of an indemnification claim related to the 16b settlement					278	417							417
Stock-based employee compensation										151			151
Common shares issued in connection with the cashless exercise of warrants							20,186	202		(202)			─
Common shares issued in connection with the exercise of warrants for cash							7,439	74		139			213
Common shares issued in connection with the exercise of stock options option for cash							132	1		8			9
Common shares issued in connection with the conversion of Series B Preferred Shares			(140)	(140)			3,232	33		107			−
Accretion of Beneficial Conversion Feature on Series C Preferred Shares issued in settlement of the indemnification claim						418				(418)			−
Accretion of Beneficial Conversion Feature on Preferred Shares dividends issued in kind				153		88				(241)			−
Preferred share dividends, paid in kind	18	18	227	73	89					(91)			−
Comprehensive loss:
Net loss											(819)		(819)
Foreign currency translation adjustment												(2)	(2)
Total comprehensive loss													(821)
Balances as of March 31, 2012	898	$898	9,337	$7,466	3,914	$4,492	222,677	$2,291	(325)	$97,168	$(112,658)	$(45)	$(713)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(819)	$(1,329)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	162	283
Amortization of debt discount and deferred financing costs	5	−
Stock-based employee compensation	151	186
Restricted stock expense	−	1
Series C Preferred Shares issued for services	−	97
Series C Preferred Shares issued in settlement of indemnity claim	417
Common Stock received as settlement of 16b claim	(325)
Loss on derivative liability	8	73
Forfeiture of restricted stock issued in lieu of salary	−	(16)
Changes in operating assets and liabilities:
Accounts receivable	74	2
Prepaid expenses and other assets	(23)	(6)
Accounts payable	65	90
Accrued compensation	36	(159)
Other accrued liabilities	(104)	(24)
Deferred revenue	20	(99)
Net cash used for operating activities	(333)	(901)

Cash flows from investing activities: Acquisition of property and equipment	−	(13)
Capitalized software development costs	−	(12)
Net cash used for investing activities	−	(25)

Cash flows from financing activities:
Net proceeds from issuance of Series C preferred shares	−	690
Proceeds from issuance of short-term debt	125	−
Proceeds from exercise of warrants for cash	213	−
Proceeds from exercise of stock options	9	−
Net cash provided by financing activities	347	690

Effect of exchange rate changes on cash and cash equivalents	1	−

Net decrease in cash and cash equivalents	15	(236)
Cash and cash equivalents at beginning of period	307	1,879
Cash and cash equivalents at end of period	$322	$1,643

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2012		2011
Supplementary disclosure of cash flow information
Interest paid	$	−	$	−
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions:
Dividends on Preferred Shares		$91	$	−
Accretion of beneficial conversion feature on convertiblepreferred shares		$659		$3,501
Issuance of preferred shares by payment of dividends in kind	$	−		$279
Fee warrants issued in connection with the March 31, 2011 issuance of the Series C Preferred shares	$	−		$4
Cashless exercise of warrants		$202	$	−
Conversion of Series B Preferred Stock into Common Stock		$140	$	−

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and summary of significant accounting policies

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well as signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne® Ceremony® Server™, SignatureOne® Console, Sign-it® and the iSign® suite of products.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2012, the Company’s accumulated deficit was approximately $112,658, and the Company has incurred losses in 2011 and the three months ended March 31, 2012. The Company also has a working capital deficit at March 31, 2012. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2012, the Company’s cash balance was approximately $322. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Historically the Company raised needed capital through debt and equity financings and converted short-term notes payable to equity. In addition the Company sold, for cash in a private placement, 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 6 to the Condensed Consolidated Financial Statements).  In December 2010 the stockholders approved the issuance of a Series C Participating Convertible Preferred Stock and the Company sold, for cash in a private placement, 2,211

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and summary of significant accounting policies (continued)

shares of Series C Preferred Stock at a purchase price of $1.00 per share (Note 6 to the Condensed Consolidated Financial Statements). In March 2011, the Company sold for cash in a private placement an additional 800 shares of Series C Preferred Stock at a purchase price of $1.00.

In September 2011, the Company borrowed $100 at 10% per annum in the form of two demand notes, and borrowed an additional $500 at 10% per annum in the form of an unsecured convertible promissory note due September 20, 2012. In December 2011, the Company borrowed $500 at 10% per annum in the form of unsecured convertible promissory notes due December 2, 2012. (Note 4 to the Condensed Consolidated Financial Statements). In February 2012, the Company borrowed $25 at 10% per annum in the form of a demand note, and in March 2012, the Company borrowed an additional $100 at 10% per annum in the form of a demand note.

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

The Company adopted the following new accounting standards on January 1, 2012:

Comprehensive Income

On January 1, 2012, the Company adopted an accounting standard that modifies the presentation of comprehensive income in the financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected the latter presentation option upon adopting this accounting standard. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

In the first quarter of 2012, the adoption of other accounting standards had no material impact on the Company’s financial position, results of operations or cash flows.

Revenue recognition

For Products sold under perpetual license, the Company recognizes revenue upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. For software sold under a term license, the Company recognizes revenue over the term of the license granted. Revenue from customization of software is recognized when all engineering work necessary to enable the Company's products to function within the customer's application has been completed, and the Company has delivered its product according to specifications.

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and summary of significant accounting policies (continued)

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

Treasury Stock

Shares of common stock returned to, or repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity. The Company received 6,500 shares of its Common Stock having a fair value under the cost method of $325 in January 2012, in settlement of a 16b suit brought by a shareholder against Phoenix Venture Fund, LLC. At March 31, 2012, the total value of treasury stock was $325.

Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (common stock, paid-in capital in excess of par, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. Any deficiency is charged to retained earnings (unless paid-in capital from previous treasury share transactions exists, in which case the deficiency is charged to that account, with any excess charged to retained earnings).

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Accounts receivable and revenue concentrations

Four customers accounted for 91% of total accounts receivable a March 31, 2012. Customer one accounted for 10%, customer two accounted for 12%, customer three accounted for 14% and customer four accounted for 55% of total accounts receivable. Two customers accounted for 61% and 15%, respectively, of gross accounts receivable as of March 31, 2011.

One customer accounted for 64% of total revenue for the three months ended March 31, 2012. Two customers accounted for 24% and 13%, respectively, of total revenue for the three months ended March 31, 2011.

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

Management completed an analysis of the Company’s patents as of December 31, 2011. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three months ended March 31, 2012, and therefore concluded that no impairment in the carrying values of the patents existed at March 31, 2012.

Amortization of patent costs was $91 and $94 for the three months ended March 31, 2012 and 2011, respectively.

Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization

Amortizable intangible assets:
Patents	$6,746	$(4,817)	$6,746	$(4,726)
Other	4,112	(4,099)	4,112	(4,034)

Total	$10,858	$(8,916)	$10,858	$(8,760)

Amortization for intangible assets recorded as of March 31, 2012 is estimated to be (in thousands):

Remainder of 2012	$287
2013	365
2014	357
2015	342
2016	322
Thereafter	269
Total	$1,942

4.	Short-term notes payable

On February 17 and March 5, of 2011, the Company borrowed $25 and $100, respectively, from Phoenix, a related party, and issued unsecured demand notes. These notes are due on demand and bear interest at the rate of 10% per annum.

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

4.	Short-term notes payable (continued)

risk free interest rate of 0.39, expected life of three years, expected volatility of 202%, and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The discount will be amortized over the life of the note. The warrants are exercisable for a period of three years. In February 2012, warrants for 5,000 shares were exercised, 4,889 in a cashless exercise and 111 for cash. The Company issued 4,043 Shares of Common stock related to the exercise and received $2 in cash. As of March 31, 2012, the fair value of the remaining 556 warrants was $2.

On September 20, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “September 2011 Purchase Agreement”) with Phoenix Banner Holdings, LLC (the “September 2011 Investor”), an entity affiliated with Phoenix, the Company’s largest stockholder.  Under the terms of the September 2011 Purchase Agreement, the Company issued an unsecured convertible promissory note in the amount of $500 (the “September 2011 Note”) to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per annum, and has a maturity date of September 20, 2012. The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100. In connection with the issuance of the September 2011 Note, the Company also issued to the September 2011 Investor a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. On September 20, 2011 the company ascribed a value of $7 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three years, expected volatility of 204%, and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The discount will be amortized over the life of the note. The warrant is exercisable for a period of three years. As of March 31, 2012, the fair value of the warrant was $19.

On September 2, 2011, the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum.

The Company used the net proceeds from the transaction for working capital and general corporate purposes.

Interest expense associated with the Company’s debt for the three months ended March 31, 2012 and 2011, was $30 and $0, respectively, of which $27 and $0 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the three months ended March 31, 2012, and 2011, was $5 and $0, respectively, of which $4 and $0 was related party expense.

Material commitments:

The Company had the following commitments at March 31, 2012:

	Payments due by period
Contractual obligations	Total	2012	2013	2014	2015	2016	Thereafter
Short-term note payable (1)	1,225	1,225	−	−	−	−	−

1.
The Company issued demand notes in September 2011 in the amount of $100, and in February and March 2012 in the amounts of $25 and $100, respectively. The Company issued convertible notes in September and December 2011 in the amount of $500 and $500, respectively. The notes bear interest at the rate of 10% per annum. The Convertible notes are due in September and December 2012.

5.	Derivative liability

The Company has determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Preferred Stock require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

5.	Derivative liability (continued)

their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at March 31, 2012 and December 31, 2011 was insignificant.

The Company has issued 8,380 shares of Series B Preferred Stock and 2,211 shares of Series C Preferred Stock, respectively. At December 31, 2010, the Company determined that the embedded conversion feature on these shares required liability classification due to the impact the anti-dilution provisions could have had on the number of shares issuable upon conversion. The fair value of the embedded conversion feature on the Series B Preferred Stock at December 31, 2010, was approximately $136, and the fair value of the embedded conversion feature on the Series C Preferred Stock was approximately $179. On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock by amending the anti-dilution provisions (See Note 7 to the Condensed Consolidated Financial Statements). As a result of these amendments, the Series B Preferred Stock and Series C Preferred Stock no longer require liability classification.  On the date of these amendments, the Company revalued the conversion features on these shares, resulting in a loss of $47, and reclassified the derivative value to equity, resulting in a decrease in the derivative liability of $362.

In March 2011, the Company issued fee warrants to related parties to purchase 1,778 shares of common stock in connection with a private placement sale of 800 shares of Series C Preferred Stock and recorded a derivative liability of $4 as of March 31, 2011. The fair market value of the derivative liability at March 31, 2012 was $6 (Note 7 to the Condensed Consolidated Financial Statements).

In August 2011, the Company issued 1,000 warrants as part of consulting agreements. The Company ascribed a value of $1 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.07, expected life of three years, expected volatility of 190%, and a dividend yield of 0. The warrants have a three year life and expire on August 11, 2014. As of March 31, 2012, the fair value of the warrants was $1.

In September 2011, the Company issued 5,556 warrants in connection with the September 2011 Purchase Agreement. The Company ascribed a value of $7 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three years, expected volatility of 204%, and a dividend yield of 0. The warrants have a three year life and expire on August 11, 2014. As of March 31, 2012, the fair value of the warrants was $19.

In December 2011, the Company issued 5,556 warrants in connection with the December 2011 Purchase Agreement. The Company ascribed a value of $13 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.39%, expected life of three years, expected volatility of 202%, and a dividend yield of 0. The warrants have a three year life and expire on August 11, 2014. In February 2012, 5,000 of the warrants were exercised, 4,889 in a cashless exercise and 111 for cash. The Company issued 4,043 Shares of Common stock related to the exercise and received $2 in cash. As of March 31, 2012, the fair value of the warrants was $2.

The fair value of the outstanding derivative liabilities at March 31, 2012, and December 31, 2011, was $289 and $281, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant derivative liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2012	December 31, 2011
Expected term	0.3 to 2.60 years	0.5 to 2.90 years
Volatility	206.7% – 279.1%	204.7% - 315.2%
Risk-free interest rate	0.07% – 0.51%	0.06% – 0.36%
Dividend yield	0%	0%

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

5.	Derivative liability (continued)

Fair value measurements:

Assets and liabilities measured at fair value as of March 31, 2012, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$289	$ −	$ −	$289

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of March 31, 2012 and December 31, 2011, respectively.

Changes in the fair market value of the level 3 derivative liability for the nine month period ended March 31, 2012 are as follows:

Derivative Liability
Balance at January 1, 2012	$281
Additional liabilities recorded related to warrants issued for services	−
Loss on derivative liability	8
Balance at September 30, 2011	$289

6.	Net loss per share

The Company calculates net loss per share of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the three months ended March 31, 2012, 50,238 shares of common stock issuable upon the exercise of outstanding options, 147,482 shares issuable upon the exercise of warrants and 396,006 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

6.	Net loss per share (continued)

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Numerator-basic and diluted net loss	$(1,558)	$(5,109)
Denominator-basic or diluted weighted average number of common shares outstanding	219,184	191,306
Net loss per share – basic and diluted	$(0.01)	$(0.03)

7.	Equity

The Company has granted stock options under its 1999 Option Plan which expired in April of 2009 (options outstanding under that plan are not effected by its expiration) and has also granted options to employees, directors and consultants pursuant to individual plans.

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. As of March 31, 2012, there are 2,218 options outstanding pursuant to this plan.

The Company's Board of Directors adopted the 2011 Stock Compensation Plan on January 28, 2011, reserving 50,000 shares of Common Stock of the Company for issuance thereunder. As of March 31, 2012, there are 43,617 options outstanding pursuant to this plan.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2012 and 2011, was approximately 9.59% and 24%, respectively, based on historical data.

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

Valuation and Expense Information (continued):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Risk free interest rate	0.62% – 5.11%	1.12% – 5.11%
Expected term (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	93.63% – 147.4%	91.99% – 147.41%
Expected dividends	None	None

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

The Company did not grant any stock options during the three months ended March 31, 2012. During the three months ended March 31, 2012, a total of 132,163 stock options were exercised for $9 in cash at a weighted average price of $0.06 per share. The Company granted 24,496 stock options during the three months ended March 31, 2011, and no stock options were exercised. The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three months ended March 31, 2012 and 2011.

	Three Months Ended March31,
	2012	2011
Research and development	$70	$90
Sales and marketing	21	44
General and administrative	51	52
Director	9	−
Stock-based compensation expense	$151	$186

A summary of option activity under the Company’s plans as of March 31, 2012 is as follows:

	March 31, 2012
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	51,353	$0.09			$4,450
Granted	−	−		$	−
Exercised	(132)	$0.07			$2
Forfeited or expired	(983)	$0.06			$64
Outstanding at March 31	50,238	$0.09	5.47		$4,377
Vested and expected to vest at March 31	50,238	$0.09	5.47		$4,377
Exercisable at March 31	18,510	$0.16	4.31		$2,942

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2012:

	As of March 31, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	48,275	5.67	$0.06	16,547	$0.08
0.51 – 1.00	1,901	0.72	$0.75	1,901	$0.75
1.01 – 2.00	62	0.19	$1.75	62	$1.75
	50,238	5.47	$0.09	18,510	$0.16

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

A summary of the status of the Company’s non-vested shares as of March 31, 2012, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	36,814	$0.05
Granted	−	$0.00
Exercised	(132)	$0.07
Forfeited	(983)	$0.06
Vested	(3,970)	$0.05
Non-vested at March 31, 2011	31,729	$0.05

As of March 31, 2012, there was $401 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.8 years.

Preferred Shares

Series A-1

In May 2008, the Company issued an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock in exchange for certain debt. The Series A Cumulative Convertible Preferred Stock was subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”).  During 2009, 146 Series A-1 Preferred Shares were converted into 1,005 shares of the Company’s Common Stock. As of March 31, 2012, there are 898 shares of Series A-1 Preferred Stock outstanding.  The shares of Series A-1 Preferred Stock carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred Stock, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share. The shares of Series A-1 Preferred Stock are convertible any time. The Company issued 18 shares of Series A-1 Preferred Stock in payment of dividends for the three months ended March 31, 2012. If the outstanding shares of Series A-1 Preferred Stock were converted in their entirety as of March 31, 2012, the Company would issue 6,412 shares of Common Stock.

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

The conversion feature was determined to be a derivative liability in the amount of $2,000 of which $1,498 was attributable to related parties and $502 to the other creditors. Due to the decline in the price of the Company’s Common Stock and the issuance of the Series C Preferred Stock, the fair value of the embedded conversion feature on the Series B Preferred Stock was reduced to approximately $130 at December 31, 2010. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock, revising among other things the terms of conversion, thereby eliminating the accounting requirement to classify the conversion feature on the Series B Preferred Stock as a derivative liability. In January and March 2012, a total of 140 shares of Series B Preferred Stock were converted into 3,232 shares of the Company’s Common Stock. The Company issued 227 shares of Series B Preferred Stock in payment of dividends for the three months ended March 31, 2012. As of March 31, 2012, there are 9,337 shares of Series B Preferred Stock outstanding. If the outstanding Series B Preferred Stock is converted in its entirety at March 31, 2012, the Company would issue 215,642 shares of Common Stock.

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

On March 9, 2012, the Company issue 278 shares of Series C Preferred Stock valued at $417 in settlement of the indemnification claim brought by Phoenix Venture Fund LLC, resulting from the settlement of a 16b claim in January 2012 brought by a Company shareholder against Phoenix Venture Fund LLC, certain affiliates and the Company as a nominal defendant. The Company booked a $418 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock at March 31, 2012.

The Company issued 89 shares of Series C Preferred Stock in payment of dividends for the three months ended March 31, 2012. As of March 31, 2012, there are 3,914 shares of Series C Preferred Stock outstanding.  If the outstanding shares of Series C Preferred Stock were converted in their entirety, the Company would issue 173,952 shares of Common Stock.

Warrants

Series C Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010 and March 31, 2011 received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. In February and March 2012, 28,678 warrants were exercised by holders of the Series C Preferred Stock warrants. Of these shares exercised, 6,222 were exercised for cash for which the Company received $140 and 22,456 were exercised on a cashless basis. The Company issued 23,928 Shares of Common Stock related to these exercises. If the remaining outstanding Series C Warrants are exercised for cash in their entirety, the Company would issue 122,060 shares of Common Stock.

Other Warrants

In February and March 2012, 6,484 warrants were exercised by the holders of the warrants other than those described above. Of these shares exercised, 1,217 were exercised for cash for which the Company received $73 and 5,267 were exercised on a cashless basis. The Company issued 3,696 Shares of Common Stock related to these exercises. At March 31, 2012, 25,421 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants, excluding the 122,060 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

A summary of the warrants issued are as follows:

	March 31, 2012		December 31, 2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	182,644	$0.0261	135,131	$0.0274
Issued			59,735	$0.0064
Exercised	(35,162)	$.0067	(12,222)	$0.0225
Forfeited	−	−	−	−
Expired	−	−	−	−
Outstanding at end of period	147,482	$0.0263	182,644	$0.0261
Exercisable at end of period	147,482	$0.0263	182,644	$0.0261

A summary of the status of the warrants outstanding as of March 31, 2012 is as follows:

	March 31, 2012
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share	Shares Exercisable	Weighted Average Exercise price

17,073	1.03	$0.0433	17,073
130,408	1.78	$0.0225	130,408
147,482	1.74	$0.0263	147,482	$ 0.0249

Restricted Share Grants

In connection with the Recapitalization, the Company issued restricted shares to employees in exchange for reductions in their respective salaries. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. Fifty percent of the shares vested on December 31, 2010, and the remaining 50% are vested on June 30, 2011, subject to continued employment through such vesting dates. The Company has recognized $43 in expense associated with 452 restricted shares granted. As of March 31, 2012, the Company has issued 360 of the restricted shares granted.

8.	Subsequent event

On April 23, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain investors (each an “Investor,” and, collectively, the “Investors”). Under the terms of the Purchase Agreement, the Company received loans in the aggregate amount of $1,000,000 from the Investors in exchange for the Company’s issuance to each of the Investors an unsecured convertible promissory note equal to the principal amount of such Investor’s loan to the Company (each a “Note,” and, collectively, the “Notes”). The Notes bear interest at the rate of 10% per annum, and have a maturity date of April 22, 2013. The Notes automatically convert into securities sold in the Company’s next equity financing. In connection with the issuance of the Notes to the Investors, the Company also issued to the Investors warrants to purchase an aggregate of 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share. The warrants are exercisable for a period of three years. The Company may use any funds received from the Investors to make payments on the Company’s existing indebtedness and accrued interest on that indebtedness, for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses in connection with the Company’s entry into the Purchase Agreement.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2011, net losses attributable to common stockholders aggregated approximately $11,217, and, at March 31, 2012, the Company's accumulated deficit was approximately $112,658.

For the three months ended March 31, 2012, total revenue was $667, an increase of $390, or 141%, compared to total revenue of $277 in the prior year period. The increase in revenue is primarily attributable to the closing of a large upgrade order from a long time customer compared to the prior year period.

For the three months ended March 31, 2012, the loss from operations was $772, a decrease of $482, or 38%, compared with a loss from operations of $1,254 in the prior year period. The decrease in the loss from operations is primarily attributable to an increase of $390, or 141% in revenues and a $92, or 6% decrease in operating expenses including cost of sales compared to the prior year period.  Non-operating expense, including the beneficial conversion feature on the Company’s Series B and Series C Preferred Stock, for the three months ended March 31, 2012, was $804, a decrease of $3,051, or 79%, compared to $3,855 in the prior year.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

In February and March 2012, the Company borrowed $25 and $100, respectively, in the form of two demand notes from its largest investor.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Form 10-K.

Effect of Recent Accounting Pronouncement

In the first quarter of 2012, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2012, product revenue was $513, an increase of $392, or 324%, compared to product revenue of $121 in the prior year period. The increase in product revenue is primarily due to a large upgrade order from a long time customer compared to the prior year period. For the three months ended March 31, 2012, maintenance revenue was $154, a negligible decrease of $2, or 1%, compared to maintenance revenue of $156 in the prior year period.

Cost of Sales

For the three months ended March 31, 2012, cost of sales was $89, a decrease of $185, or 68%, compared to cost of sales of $274 in the prior year period. The decrease in cost of sales is primarily attributable to a $65, or 25% reduction in direct engineering costs associated with revenue that was generated in connection with customer specific requirements and a $117, or 64% reduction in capital software amortization, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2012, research and development expense was $472, an increase of $176, or 59%, compared to research and development expense of $296 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  The most significant factor in the $176 increase in research and development expense was an increase in certain salary levels, outside engineering development costs and a reduction in direct engineering cost allocated to cost of sales. For the three months ended March 31, 2012, research and development expense before capitalization of software development costs and other allocations was $558, an increase of $68, or 14%, compared to research and development expense before capitalization of software development costs and other allocations of $490 in the prior year period. The increase is due to increases in salary and related expenses and outside engineering costs.

Sales and Marketing Expenses

For the three months ended March 31, 2012, sales and marketing expense was $387, a decrease of $9, or 2%, compared to sales and marketing expense of $396 in the prior year period. The increase in commissions on the higher sales were offset by reduction in stock option expense and to decreases in other general marketing expenses.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

General and Administrative Expenses

For the three months ended March 31, 2012, general and administrative expense was $491, a decrease of $74, or 13%, compared to general and administrative expense of $565 in the prior year period.  The decrease is primarily attributable to decreases in professional services, travel and related expenses and other general administrative expenses.

Interest expense

For the three months ended March 31, 2012, interest expense was $30, an increase of $30, or 100%, compared to interest expense of $0 in the prior year period. The increase is the result of the issuance of demand and convertible notes in the second half of 2011 and first quarter of 2012 (See Note 4 to the Condensed Consolidated Financial Statements).

For the three months ended March 31, 2012, amortization of loan discount and deferred financing expense was $5, an increase of $5, or 100%, compared to amortization of loan discount and deferred financing expense of $0 in the prior year period. The increase is the result of the issuance of demand and convertible notes in the second half of 2011 and first quarter of 2012 (see Note 4 to the Condensed Consolidated Financial Statements).

For the three months ended March 31, 2012, the loss on derivative liability was $8, a decrease of $65, or 82%, compared to the loss on derivative liability of $73 in the prior year period. The decrease in the loss on derivative liability is primarily due to the decrease in the number of derivatives through the exercise of warrants during February and March 2012. The closing price of the Company’s stock at March 31, 2012, and December 31, 2011, was $0.06 (see Note 5 to the Condensed Consolidated Financial Statements).

For the three months ended March 31, 2012, accretion of the beneficial conversion feature on shares of the Company’s Series B and Series C Preferred Stock was $659 a decrease of $2,842, or 81%, compared to the prior year period. In 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. As a result of these amendments, the conversion feature of each of the Series B Preferred Stock and Series C Preferred Stock no longer need to be classified as a derivative liability. The Company recorded a beneficial conversion feature and a non-cash expense for the difference between the closing market price of the Company’s Common Stock on March 31, 2011, and the conversion prices of the shares of Series B and Series C Preferred Stock multiplied by the number of shares of Common Stock issuable upon conversion of such shares of Series B and Series C Preferred Stock. The related party expense at March 31, 2012, was $578 and the non-related party expense was $81, compare to related party expense of $1,832 and the non-related party expense was $1,669, in the prior year period (see Note 7 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At March 31, 2012, cash and cash equivalents totaled $322 compared to cash and cash equivalents of $307 at December 31, 2011. The increase in cash was primarily due to cash provided by financing activities of $347 offset by cash used by operations of $333.  At March 31, 2012, total current assets were $598, compared to total current assets of $634 at December 31, 2011. At March 31, 2012, the Company's principal sources of funds included its cash and cash equivalents aggregated $322.

At March 31, 2012, accounts receivable net, was $224, a decrease of $74, or 25%, compared to accounts receivable net of $298 at December 31, 2011. The decrease is due primarily to the collection of accounts receivable from the current quarter billings and the December 31, 2011, accounts receivable balance. At March 31, 2012, billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, was $17, compared to $42 at December 31, 2011.  These amounts are expected to be collected in the second quarter of 2012.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

At March 31, 2012, prepaid expenses and other current assets were $52, an increase of $23, or 79%, compared to prepaid expenses and other current assets of $29 at December 31, 2012. The increase is due primarily to prepaid insurance for the current year.

At March 31, 2012, accounts payable were $326, an increase of $65, or 25%, compared to accounts payable of $261 at December 31, 2011. The increase is due primarily to an increase in professional service fees.  At March 31, 2012, accrued compensation was $257, an increase of $36, or 16%, compared to accrued compensation of $221 at December 31, 2011.  The increase is due primarily to the increase in the commission accrual on sales during the month of March 2012, compared to December 31, 2011.

At March 31, 2012, total current liabilities were $2,531, an increase of $207, or 9%, compared to total current liabilities of $2,325 at December 31, 2011. At March 31, 2012, current deferred revenue was $587, an increase of $70, or 14%, compared to current deferred revenue of $517 at December 31, 2011. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

In February 2012, the Company borrowed $25 in the form of a Demand note from Phoenix, it largest investor. The note bears interest at the rate of 10% per annum. In March 2012, the Company borrowed $100 in the form of a demand note from Phoenix under the same terms described above.

During the months of January, February and March 2011, six investors exercised 7,439 warrants for cash providing the Company $213 in cash. In addition two employees exercised 132 stock options providing an additional $9 in cash.

In December 2011, the Company entered into the December 2011 Purchase Agreement with the December 2011 Investors. Under the terms of the December 2011 Purchase Agreement, the Company issued the December 2011 Notes to the December 2011 Investors.  The December 2011 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 20, 2012.  The December 2011 Notes are also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the December 2011 Note, the Company also issued to the December 2011 Investors warrants to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The Company ascribed a value of $13 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

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

In March 2011, the Company sold 800 shares of Series C Preferred Stock for proceeds of $800, net of approximately $121 in expenses, of which $50 went to SG Phoenix LLC in payment of an administrative fee and $71 in expenses to third parties in connection with the financing.  In connection with the sale of the shares of Series C Preferred Stock, the Company issued warrants to purchase an aggregate of 35,556 shares of Common Stock with an exercise price of $0.0225 per share, which warrants are exercisable for a period of three years from the date of issuance. The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of the conversion feature of the shares of Series C Preferred Stock.  The Company issued 305 shares of Series C Preferred Stock in payment of dividends for the year ended December 31, 2011.

For the three months ended March 31, 2012, the Company exercised its option related to the terms of its classes of preferred stock and made dividend payments in kind. For the three months ended March 31, 2012, the Company issued an aggregate of 17 shares of Series A-1 Preferred Stock, 227 shares of Series B Preferred Stock and 89 shares of Series C Preferred Stock in payment of dividends.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Interest expense associated with the Company’s indebtedness for the three months ended March 31, 2012 and 2011, was $30 and $0, respectively, of which $27 and $0, respectively, was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the three months ended March 31, 2012 and 2011 was $5 and $0, respectively, of which $4 and $0, respectively, was related party expense.

The Company had the following material commitments as of March 31, 2012:

	Payments due by period
Contractual obligations	Total	2012	2013	2014	2015	2016	Thereafter
Short-term note payable (1)	1,225	1,225	-	-	-	-	-
Operating lease commitments (2)	1,300	201	275	283	292	249	-
Total contractual cash obligations	$2,525	$1,426	$275	$283	$292	$249	$-

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2012.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2012 and 2011, foreign currency translation gains and losses were insignificant.

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.             Legal Proceedings.

None.

Item 1A.                      Risk Factors

Not applicable.

Item 2.             Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures

Not applicable

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 15, 2012	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)