Form 10-Q
period 2012-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2012-11-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      September 30, 2012

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

Number of shares outstanding of the issuer's Common Stock, as of November 14, 2012: 224,503,503.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	September 30,	December 31,
	2012	2011
Assets	Unaudited
Current assets:
Cash and cash equivalents	$566	$307
Accounts receivable, net of allowance of $27 at September 30, 2012 and $3 at December 31, 2011	514	298
Prepaid expenses and other current assets	194	29

Total current assets	1,274	634
Property and equipment, net	28	32
Patents, net	1,746	2,020
Capitalized software development costs, net	-	78
Other assets	29	29

Total assets	$3,077	$2,793

Liabilities and Stockholders' Equity
Current liabilities:
Short-term notes payable	$3,168	$1,083
Accounts payable	336	261
Accrued compensation	297	221
Other accrued liabilities	223	243
Deferred revenue	474	517

Total current liabilities	4,498	2,325
Deferred revenue long-term	304	397
Deferred rent	130	147
Derivative liability	182	281
Total liabilities	5,114	3,150
Commitments and contingencies
Stockholders' deficit:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 934 and 880 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, ($934 liquidation preference at September 30, 2012)	934	880
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 9,811 and 9,250 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, ($14,717 liquidation preference at September 30, 2012)	7,940	7,380
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 4,073 and 3,547 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, ($6,109 liquidation preference at September 30, 2012)	4,652	3,569
Common stock, $.01 par value; 1,050,000 shares authorized; 231,004 issued, 224,504 outstanding at September 30, 2012 and 198,188 shares issued and outstanding at December 31, 2011	2,309	1,981
Treasury shares, 6,500 and 0 shares at September 30, 2012 and December 31, 2011, respectively	(325)	−
Additional paid-in capital	96,706	97,715
Accumulated deficit	(114,215)	(111,839)
Accumulated other comprehensive loss	(38)	(43)

Total stockholders' deficit	(2,037)	(357)

Total liabilities and stockholders' deficit	$3,077	$2,793

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Product	$355	$341	$1,231	$648
Maintenance	161	171	477	467
Total Revenue	516	512	1,708	1,115

Operating costs and expenses:

Cost of sales:
Product	87	23	308	276
Maintenance	9	63	48	239
Research and development	441	370	1,247	1,063
Sales and marketing	329	386	1,059	1,155
General and administrative	426	540	1,388	1,624
Total operating costs and expenses	1,292	1,382	4,050	4,357

Loss from operations	(776)	(870)	(2,342)	(3,242)

Other income (expense), net	(3)	(1)	(9)	(3)
Interest expense:
Related party	(30)	(3)	(88)	(3)
Other	(34)	-	(57)	-
Amortization of loan discount and deferred financing:
Related party	(5)	–	(13)	–
Other	(7)	–	(16)	–
Gain (loss) on derivative liability	43	30	149	24
Net loss	(812)	(844)	(2,376)	(3,224)

Accretion of beneficial conversion feature, Preferred shares:
Related party (Note 6)	(93)	(17)	(767)	(119)
Other (Notes 6)	(58)	(11)	(201)	(811)

Preferred stock dividends:
Related party	(158)	(203)	(370)	(556)
Other	(51)	(92)	(121)	(225)

Net loss attributable to commonstockholders	$(1,172)	$(1,167)	$(3,835)	$(4,935)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	224,492	191,229	222,198	191,254

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss:	$(812)	$(844)	$(2,376)	$(3,224)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	1	-	5	(1)
Total comprehensive loss	$(811)	(844)	$(2,371)	$(3,225)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statement of Changes in Stockholders' Deficit
Nine months Ended September 30, 2012
(In thousands)

	Series A-1 Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2011	880	$880	9,250	$7,380	3,547	$3,569	198,188	$1,981	$	−	$97,715	$(111,839)	$(43)	$(357)
Receipt of 6.5M Common Shares in settlement of the 16b action							(6,500)			(325)				(325)
Series C Preferred Shares issued in settlement of an indemnification claim related to the 16b settlement					278	417								417
Stock-based employee compensation											376			376
Common shares issued in connection with the cashless exercise of warrants							20,186	202			(202)			─
Common shares issued in connection with the exercise of warrants for cash							7,439	74			138			212
Common shares issued in connection with the exercise of stock options option for cash							184	2			7			9
Common stock issued as restricted stock							46	−			2			2
Common shares issued in connection with the conversion of Series B Preferred Shares			(140)	(140)			3,232	33			107			−
Common shares issued in connection with the conversion of Series C Preferred Shares					(39)	(39)	1,729	17			22			−
Accretion of Beneficial Conversion Feature on Series C Preferred Shares issued in settlement of the indemnification claim						417					(417)			−
Accretion of Beneficial Conversion Feature on Preferred Shares dividends issued in kind				263		288					(551)			−
Preferred share dividends, paid in kind	54	54	701	437	287	-					(491)			−
Comprehensive loss:
Net loss												(2,376)		(2,376)
Foreign currency translation adjustment													5	5
Balances as of September 30, 2012	934	$934	9,811	$7,940	4,073	$4,652	224,504	$2,309		$(325)	$96,706	$(114,215)	$(38)	$(2,037)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,376)	$(3,224)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	365	663
Amortization of debt discount and deferred financing costs	29	−
Stock-based employee compensation	376	613
Restricted stock expense	2	3
Series C Preferred Shares issued for services	−	195
Series C Preferred Shares issued in settlement of indemnity claim	417	−
Common Stock received as settlement of 16b claim	(325)	−
Warrants issued for services	3	−
Gain on derivative liability	(149)	(24)
Forfeiture of restricted stock issued in lieu of salary	−	(16)
Changes in operating assets and liabilities:
Accounts receivable	(216)	(452)
Prepaid expenses and other assets	(165)	12
Accounts payable	75	(197)
Accrued compensation	76	(197)
Other accrued liabilities	(37)	39
Deferred revenue	(136)	(161)
Net cash used for operating activities	(2,061)	(2,746)

Cash flows from investing activities: Acquisition of property and equipment	(8)	(13)
Capitalized software development costs	−	(72)
Net cash used for investing activities	(8)	(85)

Cash flows from financing activities:
Net proceeds from issuance of Series C preferred shares	−	686
Proceeds from issuance of short-term debt	2,328	600
Proceeds from exercise of warrants for cash	213	−
Proceeds from exercise of stock options	12	−
Payment of short-term debt	(225)	−
Net cash provided by financing activities	2,328	1,286

Effect of exchange rate changes on cash and cash equivalents	−	−

Net increase (decrease) in cash and cash equivalents	259	(1,545)
Cash and cash equivalents at beginning of period	307	1,879
Cash and cash equivalents at end of period	$566	$334

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Nine months Ended September 30,
	2012		2011
Supplementary disclosure of cash flow information
Interest paid	$	−	$	−
Income tax paid	$	−	$	−

Non-cash financing and investing transactions
Series C preferred shares issued in separation agreement		$-		$36
Dividends on preferred shares		$491		$796
Accretion of beneficial conversion feature on preferred shares		$968		$929
Cashless exercise of warrants		$202	$	−
Conversion of Series B Preferred Stock into Common Stock		$140	$	−
Conversion of Series C Preferred Stock into Common Stock		$39	$	−

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2012, the Company’s accumulated deficit was approximately $114,215. The Company also has a working capital deficit at September 30, 2012. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2012, the Company’s cash balance was approximately $566. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company raised needed capital through debt and equity financings and converted short-term notes payable to equity. The Company sold, for cash in a private placement, 1,440 additional shares of Series B Preferred Stock at a purchase price of $1.00 per share (Note 6 to the Condensed Consolidated Financial Statements).

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and summary of significant accounting policies (continued)

In March 2011, the Company sold for cash in a private placement an additional 800 shares of Series C Preferred Stock at a purchase price of $1.00.

In September 2011, the Company borrowed $100 at 10% per annum in the form of two demand notes which were repaid in September 2012, and borrowed an additional $500 at 10% per annum in the form of an unsecured convertible promissory note due September 20, 2012, which was subsequently amended to extend the due date through December 31, 2012. In December 2011, the Company borrowed $500 at 10% per annum in the form of unsecured convertible promissory notes due December 2, 2012, which was subsequently amended to extend the due date through December 31, 2012 (Note 4 to the Condensed Consolidated Financial Statements). In February 2012, the Company borrowed $25 at 10% per annum in the form of a demand note and in March 2012, the Company borrowed $100 at 10% per annum in the form of a demand note. The February and March notes were repaid in September 2012. In April 2012 the Company borrowed $1,000 at 10% per annum in the form of convertible notes which are due in April 2013. In September 2012, the Company borrowed $1,103 at 10% per annum in the form of convertible notes. The Company is seeking shareholder approval to increase its authorized capital to complete a financing and issuance of Series D Preferred Shares. The above referenced convertible notes will be exchanged for shares of the Series D Preferred.

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

Comprehensive Income

On January 1, 2012, the Company adopted an accounting standard that modifies the presentation of comprehensive income in the consolidated financial statements. The standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected the latter presentation option upon adopting this accounting standard. The adoption of this guidance did not have a significant effect on the consolidated financial statements.

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

Treasury Stock

Shares of common stock returned to, or repurchased by, the Company are recorded at cost and are included as a separate component of stockholders’ equity. The Company received 6,500 shares of its Common Stock having a fair value under the cost method of $325 in January 2012, in settlement of a 16b suit brought by a shareholder against Phoenix Venture Fund, LLC. At September 30, 2012, the total value of treasury stock was $325.

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

In the first nine months of 2012, the adoption of other accounting standards had no material impact on the Company’s financial position, results of operations or cash flows.

2.	Accounts receivable and revenue concentrations

Four customers accounted for 10%, 13%, 22% and 37%, respectively, of gross accounts receivable as of September 30, 2012. Three customers accounted for 11%, 13% and 67%, respectively, of gross accounts receivable as of September 30, 2011.

Two customers accounted for 14% and 28% of total revenue for the three months ended September 30, 2012. One customer accounted for 66% of total revenue for the three months ended September 30, 2011.

Three customers accounted for 10%, 12% and 26% of total revenue for the nine months ended September 30, 2012. One customer accounted for 37% of total revenue for the nine months ended September 30, 2011.

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

Management completed an analysis of the Company’s patents as of December 31, 2011. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three and nine months ended September 30, 2012, and therefore concluded that no impairment in the carrying values of the patents existed at September 30, 2012.

Amortization of patent costs was $90 and $274 for the three and nine months ended September 30, 2012. Amortization of patent costs was $92 and $281 for the three and nine month periods ended September 30, 2011.

Intangible Assets

The following table summarizes intangible assets (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization

Amortizable intangible assets:
Patents	$6,746	$(5,000)	$6,746	$(4,726)
Capitalized software	4,112	(4,112)	4,112	(4,034)

Total	$10,858	$(9,112)	$10,858	$(8,760)

Amortization for intangible assets recorded as of September 30, 2012 is estimated to be (in thousands):

Remainder of 2012	$91
2013	365
2014	357
2015	342
2016	322
Thereafter	269
Total	$1,746

4.	Short-term notes payable

On September 14, 2012, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “September 2012 Investors”). Under the terms of the Subscription Agreements, the September 2012 Investors purchased approximately $1,103,000 of unsecured convertible promissory notes (each a “September 2012 Note,” and, collectively, the “September 2012 Notes”), and, subject to the satisfaction of certain closing conditions, agreed to purchase at a subsequent closing (the “Final Closing”) approximately 1,103,000 shares of Series D-2 Preferred Convertible Stock (“Series D-2 Preferred Stock”) at a purchase price of $1.00 per share.  The September 2012 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 31, 2012.  The September 2012 Notes

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

4.	Short-term notes payable (continued)

will automatically convert into shares of Series D-2 Preferred Stock at a price of $1.00 per share upon the consummation of the Final Closing, provided such closing occurs prior to December 31, 2012.  The Series D-2 Preferred Stock is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price of $0.05 per share (subject to adjustment).  The Final Closing is presently expected to be consummated on or about November 15, 2012, and is subject to stockholder approvals and the satisfaction of customary closing conditions. The proceeds from the September 2012 Notes were used to repay approximately $225 in demand notes to a related party and an employee of the Company, and for working capital and general corporate purposes in the ordinary course of business

On April 23, 2012, the Company entered into a Note and Warrant Purchase Agreement (the “April 2012 Purchase Agreement”) with certain investors (the “April 2012 Investors”). Under the terms of the April 2012 Purchase Agreement, the Company received loans in the aggregate amount of $1,000,000 from the April 2012 Investors in exchange for the Company’s issuance to each of the April 2012 Investors an unsecured convertible promissory note equal to the principal amount of such April 2012 Investor’s loan to the Company (the “April 2012 Notes”). The April 2012 Notes bear interest at the rate of 10% per annum, and have a maturity date of April 22, 2013. The April 2012 Notes automatically convert into securities sold in the Company’s next equity financing. In connection with the issuance of the April 2012 Notes to the April 2012 Investors, the Company also issued to the April 2012 Investors warrants to purchase an aggregate of 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share (the “April 2012 Warrants”). The company ascribed a value of $47 to the April 2012 Warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.40, expected life of three years, expected volatility of 213%, and a dividend yield of 0. This value was recorded as a discount to notes payable and as a derivative liability. The discount will be amortized over the life of the April 2012 Notes. The April 2012 Warrants are exercisable for a period of three years. The Company is using the funds received from the April 2012 Investors for working capital and general corporate purposes in the ordinary course of business, and to pay fees and expenses in connection with the Company’s entry into the April 2012 Purchase Agreement. As of September 30, 2012, the fair value of the warrants was $45. In connection with the April 2012 Purchase Agreement, the Company issued an aggregate of 349 warrants to two consultants on the financing at an exercise price of $0.05 per share. The Company ascribed a value of $2 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.40, expected life of three years, expected volatility of 213%, and a dividend yield of 0. The warrant value was recorded as a professional service fee and as a derivative liability. The warrants are exercisable for a period of three years. As of September 30, 2012, the fair value of the warrants was $3.

On February 17, 2012 and March 5, 2012, the Company borrowed $25 and $100, respectively, from Phoenix, a related party, and issued unsecured demand notes. These notes were due on demand and bore interest at the rate of 10% per annum. The notes were repaid from the proceeds of the September 2012 Purchase Agreement. The Company used the net proceeds from the demand notes for working capital and general corporate purposes.

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

Notes, the Company also issued to the December 2011 Investors warrants to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share (the “December 2011 Warrants”). The company ascribed a value of $13 to the December 2011 Warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.39, expected life of three years, expected volatility of 202%, and a dividend yield of 0. This value was recorded as a discount to notes payable and as a derivative liability. The discount will be amortized over the life of the December 2011 Notes. The December 2011 Warrants are exercisable for a period of three years. In February 2012, December 2011 Warrants for 5,000 shares were exercised, 4,889 in a cashless exercise and 111 for cash. The Company issued 4,043 shares of common stock related to the exercise and received $2 in cash. As of September 30, 2012, the fair value of the remaining 556 December 2011 Warrants was $1. The Company used the net proceeds from the December Notes for working capital and general corporate purposes.

On September 20, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “September 2011 Purchase Agreement”) with Phoenix Banner Holdings, LLC (the “September 2011 Investor”), an entity affiliated with Phoenix, the Company’s largest stockholder.  Under the terms of the September 2011 Purchase Agreement, the Company issued an unsecured convertible promissory note in the amount of $500 (the “September 2011 Note”) to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per annum, and had a maturity date of September 20, 2012, which was subsequently amended to extend the due date through December 31, 2012. The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100. In connection with the issuance of the September 2011 Note, the Company also issued to the September 2011 Investor a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share (the “September 2011 Warrant”). On September 20, 2011, the Company ascribed a value of $13 to the September 2011 Warrant using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three years, expected volatility of 204%, and a dividend yield of 0. This value was recorded as a discount to notes payable and as a derivative liability. The discount will be amortized over the life of the September 2011 Note. The September 2011 Warrant is exercisable for a period of three years. As of September 30, 2012, the fair value of the September 2011 Warrant was $12. The Company used the net proceeds from the September Notes for working capital and general corporate purposes.

On September 2, 2011, the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company and issued unsecured demand notes to each. These notes were due on demand and bore interest at the rate of 10% per annum. The notes were repaid from the proceeds of the September 2012 Purchase Agreement. The Company used the net proceeds from the demand notes for working capital and general corporate purposes.

Interest expense associated with the Company’s debt for the three months ended September 30, 2012 and 2011, was $64 and $3, respectively, of which $30 and $3 was related party expense. Interest expense associated with the Company’s debt for the nine months ended September 30, 2012 and 2011, was $145 and $3, respectively, of which $88 and $3 was related party expense. Amortization of debt discount and deferred financing costs for the three months ended September 30, 2012, and 2011, was $12 and $0, respectively, of which $5 and $0 was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the nine months ended September 30, 2012, and 2011, was $29 and $0, respectively, of which $13 and $0 was related party expense.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

4.	Short-term notes payable (continued)

Material commitments:

The Company had the following commitments at September 30, 2012:

	Payments due by period−
Contractual obligations	Total	2012	2013	2014		2015		2016		Thereafter
Short-term note payable	$3,203	$2,203	$1,000	$	−	$	−	$	−	$	−

5.	Derivative liability

The Company has determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Preferred Stock require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at September 30, 2012, and December 31, 2011, was insignificant.

The Company has issued a total of 9,811 shares of Series B Preferred Stock and 4,073 shares of Series C Preferred Stock, respectively. At December 31, 2010, the Company determined that the embedded conversion feature on these shares required liability classification due to the impact the anti-dilution provisions could have had on the number of shares issuable upon conversion. The fair value of the embedded conversion feature on the Series B Preferred Stock at December 31, 2010, was approximately $136, and the fair value of the embedded conversion feature on the Series C Preferred Stock was approximately $179. On March 31, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock by amending the anti-dilution provisions (see Note 7 to the Condensed Consolidated Financial Statements). As a result of these amendments, the Series B Preferred Stock and Series C Preferred Stock no longer require liability classification.

In March 2011, the Company issued fee warrants to related parties to purchase 1,778 shares of common stock in connection with a private placement sale of 800 shares of Series C Preferred Stock and recorded a derivative liability of $4 as of March 31, 2011. The fair market value of the derivative liability at September 30, 2012, was $4 (Note 7 to the Condensed Consolidated Financial Statements).

In August 2011, the Company issued 1,000 warrants as part of consulting agreements. The Company ascribed a value of $1 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.07, expected life of three years, expected volatility of 190%, and a dividend yield of 0. The warrants have a three year life and expire on August 11, 2014. As of September 30, 2012, the fair value of the warrants was $2.

In September 2011, the Company issued 5,556 warrants, the September 2011 Warrant, in connection with the September 2011 Purchase Agreement. The Company ascribed a value of $13 to the September 2011 Warrant using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three years, expected volatility of 204%, and a dividend yield of 0. The September 2011 Warrant has a three year life and expires on August 11, 2014. As of September 30, 2012, the fair value of the September 2011 Warrant was $12.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

   5.  Derivative Liability (continued)

In December 2011, the Company issued 5,556 warrants, the December 2011 Warrants in connection with the December 2011 Purchase Agreement. The Company ascribed a value of $13 to the December 2011 Warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.39%, expected life of three years, expected volatility of 202%, and a dividend yield of 0. The December 2011 Warrants have a three year life and expire on August 11, 2014. In February 2012, 5,000 of the warrants were exercised, 4,889 in a cashless exercise and 111 for cash. The Company issued 4,043 shares of common stock related to the exercise and received $2 in cash. As of September 30, 2012, the fair value of the 556 remaining December 2011 Warrants was $1.

The Company issued 5,349 warrants in connection with the April 2012 notes. (See note 4 to the Condensed consolidated Financial Statements).

The fair value of the outstanding derivative liabilities at September 30, 2012, and December 31, 2011, was $182 and $281, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant derivative liabilities. Key assumptions used to apply these models are as follows:

	September 30, 2012	December 31, 2011
Expected term	0.3 to 2.60 years	0.5 to 2.90 years
Volatility	203.6%	204.7% - 315.2%
Risk-free interest rate	1.65%	0.06% – 0.36%
Dividend yield	0.0%	0.0%

Fair value measurements:

Assets and liabilities measured at fair value as of September 30, 2012, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$ 182	$ −	$ −	$ 182

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (Level 1) and the above mentioned derivative liability (Level 3) as of September 30, 2012, and December 31, 2011, respectively.

Changes in the fair market value of the Level 3 derivative liability for the nine-month period ended September 30, 2012, are as follows:

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

5.	Derivative liability (continued

Derivative Liability
Balance at January 1, 2012	$281
Additional liabilities recorded for warrants issued related to note financing	47
Additional liabilities recorded related to warrants issued for services	3
Gain on derivative liability	(149)
Balance at September 30, 2012	$182

6.	Net loss per share

The Company calculates net loss per share of both basic net loss per share, which is based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

For the three and nine-month periods ended September 30, 2012, 46,080 shares of common stock issuable upon the exercise of outstanding options and 149,831 shares issuable upon the exercise of warrants and 414,273 shares of common stock issuable upon the conversion of the convertible preferred stock were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants and the conversion of the preferred stock would be anti-dilutive.

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Numerator-basic and diluted net loss	$(1,172)	$(1,167)	$(3,835)	$(4,935)
Denominator-basic or diluted weighted average number of common shares outstanding	224,492	191,229	222,198	191,254
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

7.	Equity

The Company has granted stock options under its 1999 Option Plan, which expired in April of 2009 (options outstanding under that plan are not affected by its expiration), and has also granted options to employees, directors and consultants pursuant to individual plans. As of September 30, 2012, there are 1,155 options outstanding under these plans.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

The Company's Board of Directors adopted the 2009 Stock Compensation Plan on July 1, 2009, reserving 7,000 shares of Common Stock of the Company for issuance thereunder. As of September 30, 2012, there are 962 options outstanding pursuant to this plan.

The Company's Board of Directors adopted the 2011 Stock Compensation Plan on January 28, 2011, reserving 50,000 shares of Common Stock of the Company for issuance thereunder. As of September 30, 2012, there are 43,963 options outstanding pursuant to this plan.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. The estimated average forfeiture rate for the nine months ended September 30, 2012 and 2011, was approximately 9.60% and 8.84%, respectively, based on historical data.

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

	Nine months Ended September 30, 2012	Nine months Ended September 30, 2011
Risk free interest rate	0.62% – 5.11%	1.12% – 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% – 180.36%	91.99% – 147.41%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine months ended September 30, 2012 and 2011. The Company granted 2,000 stock options during the three and nine months ended September 30, 2012, and 184 stock options were exercised for $12 in cash. The Company issued 46 restricted shares of Common Stock valued at $2. The Company granted 24,496 stock options during the three and nine months ended September 30, 2011, and no stock options were exercised.

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Research and development	$45	$78	$166	$284
Sales and marketing	27	37	70	128
General and administrative	30	70	117	129
Director options	7	22	23	72
Stock-based compensation expense	$109	$207	$376	$613

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

A summary of option activity under the Company’s plans as of September 30, 2012, is as follows:

	September 30, 2012
Options	Shares (000)	Weighted Average Exercise Price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	51,353	$0.09		4,449
Granted	2,000	$0.06		$120
Exercised	(184)	$0.07		$2
Forfeited or expired	(7,089)	$0.26		$1,830
Outstanding at September 30	46,080	$0.06	5.38	$2,727
Vested and expected to vest at September 30	46,080	$0.06	5.38	$2,727
Exercisable at September 30	21,411	$0.07	4.96	$1,603

The following tables summarize significant ranges of outstanding and exercisable options as of September 30, 2012:

	As of September 30, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.02 – $0.50	45,604	5.4	$0.05	20,935	$0.06
0.51 – 1.00	464	0.3	$0.75	464	$0.75
1.01 – 2.00	12	0.5	$1.75	12	$1.75
	46,080	5.4	$0.06	21,411	$0.07

A summary of the status of the Company’s non-vested shares as of September 30, 2012, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	36,814	$0.04
Granted	2,000	$0.06
Exercised	(184)	$0.05
Forfeited	(7,089)	$0.14
Vested	(6,872)	$0.06
Non-vested at September 30, 2012	24,669	$0.04

As of September 30, 2012, there was $252 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.3 years.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

Preferred Shares

Series A-1

In May 2008, the Company issued an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock in exchange for certain debt. The Series A Cumulative Convertible Preferred Stock was subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”). During 2009, 146 shares of Series A-1 Preferred Stock were converted into 1,005 shares of the Company’s Common Stock. As of September 30, 2012, there are 934 shares of Series A-1 Preferred Stock outstanding.  The shares of Series A-1 Preferred Stock carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred Stock, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share. The shares of Series A-1 Preferred Stock are convertible at any time. The Company issued 18 and 54 shares of Series A-1 Preferred Stock in payment of dividends for the three and nine months ended September 30, 2012, respectively. If the outstanding shares of Series A-1 Preferred Stock had been converted in their entirety as of September 30, 2012, the Company would have issued 6,672 shares of Common Stock.

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

In January and March 2012, a total of 140 shares of Series B Preferred Stock were converted into 3,232 shares of the Company’s Common Stock. The Company issued 241 and 701 shares of Series B Preferred Stock in payment of dividends for the three and nine months ended September 30, 2012, respectively. The

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

Company recorded a beneficial conversion feature associated with the issuance of the Series B Preferred dividends of $51 and $263, for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, there are 9,811 shares of Series B Preferred Stock outstanding. If the outstanding Series B Preferred Stock had been converted in its entirety on September 30, 2012, the Company would have issued 226,434 shares of Common Stock.

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

On September 25, 2012, an investor converted 39 shares of Series C Preferred Stock into 1,729 shares of the Company’s Common Stock.

The Company issued 100 and 287 shares of Series C Preferred Stock in payment of dividends for the three and nine months ended September 30, 2012. The Company recorded a beneficial conversion feature associated with the issuance of the Series C Preferred dividends of $100 and $287, for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, there are 4,073 shares of Series C Preferred Stock outstanding.  If the outstanding shares of Series C Preferred Stock were converted in their entirety, the Company would issue 181,010 shares of Common Stock.

Warrants

Series C Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010, and March 31, 2011, received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. In February and March 2012, 27,625 warrants were exercised by holders of the Series C Preferred Stock warrants. Of these warrants exercised, 7,439 were exercised for cash for which the Company received $140 and 20,186 warrants were exercised on a cashless basis. The Company issued 23,929 shares of Common Stock related to these exercises.
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

At September 30, 2012, 149,831 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
 (In thousands, except per share amounts)
FORM 10-Q

7.	Equity (continued)

             A summary of the warrants issued are as follows:

	September 30, 2012		December 31, 2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	182,644	$0.0261	135,131	$0.0274
Issued	5,349	$0.0500	59,735	$0.0064
Exercised	(35,162)	$0.0264	(12,222)	$0.0225
Expired	(3,000)	$0.0433	−	−
Outstanding at end of period	149,831	$0.0254	182,644	$0.0261
Exercisable at end of period	149,831	$0.0254	182,644	$0.0261

A summary of the status of the warrants outstanding as of September 30, 2012, is as follows:

September 30, 2012
Number of Warrants Outstanding and Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price Per Share
14,073	0.71	0.0433
130,409	1.30	0.0225
5,349	2.83	0.0500
149,831	1.24	0.0254

Restricted Share Grants

In connection with the Recapitalization, the Company issued restricted shares to employees in exchange for reductions in their respective salaries. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. Fifty percent of the shares vested on December 31, 2010, and the remaining 50% vested on September 30, 2011, subject to continued employment through such vesting dates. The Company has recognized $45 in expense associated with 496 restricted shares granted of which 46 shares were issued during the nine months ended September 30, 2012 for $2. As of September 30, 2012, the Company has issued all of the restricted shares granted.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2011, net losses attributable to common stockholders aggregated approximately $11,216, and, at September 30, 2012, the Company's accumulated deficit was approximately $114,215.

For the three months ended September 30, 2012, total revenue was $516, an increase of $4, or 1%, compared to total revenue of $512 in the prior year period. The increase in revenue is primarily attributable to the closing of several new software orders and nonrecurring engineering (“NRE”) revenue compared to the prior year period. For the nine months ended September 30, 2012, total revenue was $1,708, an increase of $593, or 53%, compared to total revenue of $1,115 in the prior year period. The increase in revenue is primarily attributable to the closing of a greater number of new software orders compared to the prior year period.

For the three months ended September 30, 2012, the loss from operations was $776, a decrease of $94, or 11%, compared with a loss from operations of $870 in the prior year period. For the nine months ended September 30, 2012, the loss from operations was $2,342, a decrease of $900, or 28%, compared with a loss from operations of $3,242 in the prior year period. The decrease in the loss from operations for the nine months ended September 30, 2012, is primarily attributable to an increase in sales of $593, or 54%, and a decrease of $307, or 7%, in operating expenses including cost of sales compared to the prior year period.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Non-operating expense for the three months ended September 30, 2012 was $36, an increase of $62, compared to non-operating income of $26 in the prior year period. Non-operating expense for the nine months ended September 30, 2012 was $34 and increase of $52, compared to non-operating income of $18, in the prior year. The increase in the non-operating loss for the three and nine-month periods was due to an increase in interest expense and amortization of loan discount related to the increase in the Company’s’ short-term debt compared to the prior year.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Form 10-K.

Effect of Recent Accounting Pronouncements

In the third quarter of fiscal 2012, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended September 30, 2012, product revenue was $355, an increase of $14, or 4%, compared to product revenue of $341 in the prior year period.  The increase in revenue is primarily attributable to closing a number of new software orders compared to the prior year period. For the three months ended September 30, 2012, maintenance revenue was $161, a decrease of $10, or 6%, compared to maintenance revenue of $171 in the prior year period. This decrease is primarily due to the accelerated recognition in the prior year of revenue from a late maintenance renewal by one of the Company’s customers.

For the nine months ended September 30, 2012, product revenue was $1,231, an increase of $583, or 90%, compared to product revenue of $648 in the prior year period.  The increase in product revenue is due primarily to the same reasons specified above for the increase in product revenue for the three months ended September 30, 2012.  For the nine months ended September 30, 2012, maintenance revenue was $477, an increase of $10, or 2%, compared to maintenance revenue of $467 in the prior year period.  The increase in maintenance revenue is primarily due to new maintenance contracts associated with the increase in product sales.

Cost of Sales

For the three months ended September 30, 2012, cost of sales was $96, an increase of $10, or 11%, compared to cost of sales of $86 in the prior year period. The increase in cost of sales was due to an increase in direct labor from NRE contracts recognized during the three months ended September 30, 2012, in comparison to the prior year period.

For the nine months ended September 30, 2012, cost of sales was $356, a decrease of $159, or 31%, compared to cost of sales of $515 in the prior year period. The decrease in cost of sales was due primarily to reduced amortization of previously capitalized software development costs, compared to the prior year period.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2012, research and development expense was $441, an increase of $71, or 19%, compared to research and development expense of $370 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factor in the $71 increase was the addition of three new employees for the full three-month period, plus associated hiring costs, compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations, for the three months ended September 30, 2012, was $569, an increase of $100, or 21%, compared to $469 in the prior year period. The increase in gross expenses is primarily due to the additional headcount and related costs and outside services associated with the Company’s new product offerings. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

For the nine months ended September 30, 2012, research and development expense was $1,247, an increase of $184, or 17%, compared to research and development expense of $1,063 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations, for the nine-months ended September 30, 2012, were $1,656, compared to $1,504 in the prior year period. The increase in research and development expense for the nine-months ended September 30, 2012, resulted primarily from the reasons discussed for the three month period above.

Sales and Marketing Expense

For the three months ended September 30, 2012, sales and marketing expense was $329, a decrease of $57, or 15%, compared to sales and marketing expense of $386 in the prior year period. For the nine months ended September 30, 2012, sales and marketing expenses was $1,059, a decrease of $96, or 8%, compared to sales and marketing expense of $1,155 in the prior year period. The decrease in expenses for three and nine month periods ended September 30, 2012, was primarily attributable to lower stock option compensation expense and other general marketing expenses.

General and Administrative Expense

For the three months ended September 30, 2012, general and administrative expense was $426, a decrease of $114, or 21%, compared to general and administrative expense of $540 in the prior year period. The decrease was primarily due to reductions in travel and related expenses, professional service expenses and other general corporate expenses.

For the nine months ended September 30, 2012, general and administrative expense was $1,388, a decrease of $236, or 15%, compared to general and administrative expense of $1,624 in the prior year period. The decrease was primarily due to reductions in travel and related expenses, professional service fees, investor relation expenses and other general corporate expenses.

Interest expense

For the three months ended September 30, 2012, interest expense was $64, an increase of $61, or 2033%, compared to interest expense of $3 in the prior year period. For the nine months ended September 30, 2012, interest expense was $145, an increase of $142, or 4733%, compared to interest expense of $3 in the prior year period. The increase is the result of the issuance of certain demand notes and convertible notes in September and December, 2011, as well as April 2012 and September 2012 (See Note 6 to the Condensed Consolidated Financial Statements).

For the three months ended September 30, 2012, amortization of loan discount and deferred financing expense was $12, an increase of $12, or 100%, compared to amortization of loan discount and deferred financing expense of $0 in the prior year period. For the nine months ended September 30, 2012, amortization of loan discount and deferred financing expense was $29, an increase of $29, or 100%, compared to amortization of loan discount and deferred financing expense of $0 in the prior year period. The increase is the result of amortizing the cost of warrants issued with the above mentioned convertible notes (See Note 6 to the Condensed Consolidated Financial Statements).

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

For the three months ended September 30, 2012, the gain on derivative liability was $43, an increase of $13, or 43%, compared to the gain on derivative liability of $30 in the prior year period. For the nine months ended September 30, 2012, the gain on derivative liability was $149, an increase of $125, or 521%, compared to a gain on derivative liability of $24 in the prior year period. The decrease in the loss on derivative liability is primarily due to the exercise and conversion of warrants and shares of Series B and Series C Preferred Stock during the first quarter of 2012 (See Note 6 to the Condensed Consolidated Financial Statements).

For the three months ended September 30, 2012, the Company paid dividends on shares of its Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in kind. The Company recorded accretion of the beneficial conversion feature on the dividends of its Series B Preferred Stock and Series C Preferred Stock of $151, compared to $28 in the prior year period. For the nine months ended September 30, 2012, the Company paid dividends on shares of the its Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in kind. The Company recorded accretion of the beneficial conversion feature on shares of the Company’s Series B and Series C Preferred Stock of $968, compared to $930 in the prior year period. (See Notes 5 and 6 to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

At September 30, 2012, cash and cash equivalents totaled $566 compared to cash and cash equivalents of $307 at December 31, 2011. The increase in cash was primarily due to cash flows from financing activities of $2,328 offset by cash used for operations of $2,061, and cash used in investing activities of $8. At September 30, 2012, total current assets were $1,274, compared to total current assets of $634 at December 31, 2011. At September 30, 2012, the Company's principal sources of funds included its cash and cash equivalents aggregating $566.

At September 30, 2012, accounts receivable net, was $514, an increase of $216, or 72%, compared to accounts receivable net of $298 at December 31, 2011. The increase is due primarily to the increase in the current quarter billings. At September 30, 2012, billed but unpaid maintenance contracts, which are offset against accounts receivable and deferred revenue, were $0, compared to $85 at December 31, 2011.

At September 30, 2012, prepaid expenses and other current assets were $194, an increase of $165, or 568%, compared to prepaid expenses and other current assets of $29 at December 31, 2011. The increase is due primarily to the renewal of annual insurance policies and payment of certain deferred financing costs.

At September 30, 2012, accounts payable were $336, an increase of $75, or 28%, compared to accounts payable of $261 at December 31, 2011. The increase is due primarily to increases in professional fees related to current financing activities.  At September 30, 2012, accrued compensation was $297, an increase of $76, or 34%, compared to accrued compensation of $221 at December 31, 2011.  The increase is due to an increase of accrued but unpaid commissions and changes in head count and salaries compared to December 31, 2011.

At September 30, 2012, total current liabilities were $4,498, an increase of $2,173, or 93%, compared to total current liabilities of $2,325 at December 31, 2011. The increase in total current liabilities is due primarily to the addition of convertible notes aggregating $2,103 associated with the April 2012 Purchase Agreement and the September Subscription Agreements. At September 30, 2012, current deferred revenue was $474, a decrease of $43, or 8%, compared to current deferred revenue of $517 at December 31, 2011. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

On September 14, 2012, the Company entered into Subscription Agreements with the September 2012 Investors. Under the terms of the Subscription Agreements, the September 2012 Investors purchased approximately $1,103,000 of September 2012 Notes, and, subject to the satisfaction of certain closing conditions, agreed to purchase at the Final Closing approximately 1,103,000 shares of Series D-2 Preferred Stock at a purchase price of $1.00 per share.  The September 2012 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 31, 2012.  The Notes will automatically convert into shares of Series D-2 Preferred Stock at a price of $1.00 per share upon the consummation of the Final Closing provided such closing occurs prior to December 31, 2012.  The Series D-2 Preferred Stock is convertible into

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

shares of the Company’s Common Stock at a conversion price of $0.05 per share (subject to adjustment).  The Final Closing is presently expected to be consummated no later than November 15, 2012, and is subject to stockholder approvals and the satisfaction of customary closing conditions. The proceeds from the September 2012 Notes were used to repay approximately $225 in demand notes to a related party and an employee of the Company, and for working capital and general corporate purposes in the ordinary course of business. In connection with the Subscription Agreements, the Company expects to issue promptly after the Final Closing, an aggregate of 294 warrants to four consultants on the financing at an exercise price of $0.05 per share.

In August and September 2012, the Company borrowed $50 and $50, respectively, from Phoenix and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum. The notes were repaid in September 2012, out of the proceeds from the September 2012 Subscription Agreements.

In April 2012, the Company entered into the April 2012 Purchase Agreement with the April 2012 Investors. The Company issued $1,000 in notes, the April 2012 Notes, and received $983 in cash, net of expenses.  The April 2012 Notes bear interest at the rate of 10% per annum, and have a maturity date of April 22, 2013. The April 2012 Notes automatically convert into securities sold in the Company’s next equity financing. In connection with the issuance of the April 2012 Notes to the April 2012 Investors, the Company also issued 5,000 warrants to purchase 5,000 shares of Common Stock at an exercise price of $0.05 per share to the April 2012 Investors. The warrants are exercisable for a period of three years from the date of issue. The company ascribed a value of $47 to the April 2012 Warrants, which was recorded as a discount to notes payable and as a derivative liability.

In connection with the April 2012 Purchase Agreement, the Company paid $17 in consulting fees associated with the April 2012 Purchase agreement and issued an aggregate of 349 warrants at an exercise price of $0.05 per share to two consultants. The warrants are exercisable for three years from the date of issue. The Company ascribed a value of $2 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.40, expected life of three years, expected volatility of 213%, and a dividend yield of 0. The warrant value was recorded as expense professional service fee and as a derivative liability. The warrants are exercisable for a period of three years

In February 2012, the Company borrowed $25 in the form of a demand note from Phoenix, its largest investor. The note bears interest at the rate of 10% per annum. In March 2012, the Company borrowed $100 in the form of a demand note from Phoenix under the same terms described above. The notes were repaid in September 2012.

During the months of January, February and March 2012, six investors exercised 7,439 warrants for cash, providing the Company $212 in cash. In addition, in February, March and May 2012 two employees exercised 153 stock options providing an additional $9 in cash.

In December 2011, the Company entered into the December 2011 Purchase Agreement with the December 2011 Investors, (See Note 4 to the Condensed Consolidated Financial Statements). Under the terms of the December 2011 Purchase Agreement, the Company issued the December 2011 Notes aggregating $1,000 to the December 2011 Investors.  The December 2011 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 20, 2012.  The December 2011 Notes are also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the December 2011 Notes, the Company also issued to the December 2011 Warrants at an exercise price of $0.0225 per share. The Company ascribed a value of $13 to the December 2011 Warrants, which was recorded as a discount to short-term debt in the balance sheet.

In September 2011, the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum. In addition the Company entered into the September 2011 Purchase Agreement with the September 2011 Investor.  Under the terms of the September 2011 Purchase Agreement, the Company issued the September 2011 Note to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

annum, and had a maturity date of September 20, 2012, which was subsequently amended to extend the due date through December 31, 2012.  The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the September 2011 Note, the Company also issued the September 2011 Warrant at an exercise price of $0.0225 per share. The Company ascribed a value of $13 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

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

For the three and nine months ended September 30, 2012, the Company exercised its option related to the terms of its classes of preferred stock and made dividend payments in kind as follows:

	Three Months Ended September 30, 2012			Nine months Ended September 30, 2012
	Series A-1	Series B	Series C	Series A-1	Series B	Series C
Dividends	$18	$241	$100	$54	$701	$287

Interest expense associated with the Company’s indebtedness for the three months ended September 30, 2012 and 2011, was $64 and $3, respectively, of which $30 and $0, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the three months ended September 30, 2012 and 2011 was $12 and $0, respectively, of which $5 and $0, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the nine months ended September 30, 2012 and 2011, was $145 and $3, respectively, of which $88 and $0, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the nine months ended September 30, 2012 and 2011 was $29 and $0, respectively, of which $13 and $0, respectively, was related party expense.

The Company had the following material commitments as of September 30, 2012:

	Payments due by period
Contractual obligations	Total	2012	2013	2014	2015	2016	Thereafter
Short-term note payable (1)	3,103	$2,103	$1,000	$-	$-	$-	$-
Operating lease commitments (2)	1,167	68	275	283	292	249	-
Total contractual cash obligations	$4,270	$2,171	$1,275	$283	$292	$249	$-

1.	The short-term notes payable in the balance sheet are shown net of $35 in loan discounts, which will be recognized as expense over the life of the loans.

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended September 30, 2012.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2012 and 2011, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.64	Form of Subscription Agreement dated September 14, 2012.
*10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 14, 2012	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)