Form 10-K
period 2012-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2013-04-01
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Yes   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the act (check one): Large accelerated filer  Accelerated filer  Non-accelerated filer  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes    No

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2012, was approximately $7,142,591 based on the closing sale price of $0.050 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 30, 2013, was 225,824,328.

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

For the year ended December 31, 2012, total revenue was $2,378, an increase of $832, or 54%, compared to total revenue of $1,546 in the prior year. For the year ended December 31, 2012, product revenue was $1,729, an increase of $814, or 89%, compared to product revenue of $915 in the prior year. Maintenance revenue for the year ended December 31, 2012, was $649, an increase of $18, or 3%, compared to maintenance revenue of $631 in the prior year. The increase in product revenue is due primarily to new product offerings and an increased demand for electronic signature solutions. The increase in maintenance revenue is primarily due to an increase in the sale of enterprise licenses.

For the year ended December 31, 2012, the net loss attributable to common stockholders was $6,109, a decrease of $554, or 8%, compared to $6,663 in the prior year. For the year ended December 31, 2012, non-cash charges attributable to interest expense financing and loan discount amortization related to the Company’s debt and the accretion of the beneficial conversion feature was $2,446 compared to $1,181 in the prior year. There was a gain of $211 on the derivative liability value for the year ended December 31, 2012, compared to a loss of $113 in the prior year. For the year ended December 31, 2012, operating expenses, including amortization of software development costs, were $5,432, a decrease of $397, or 7%, compared to operating expenses of $5,829 for the prior year. The decrease in operating expense resulted from decreases in cost of sales and sales and marketing expenses compared to the prior year.

Core Technologies

The Company's core technologies can be referred to as "transaction-enabling” and “business process work flow” technologies. These technologies include various forms of electronic signature methods, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, authentication, cryptography and the logging of audit trails to prove signers’ intent. These technologies enable the appending of secure, legal and regulatory compliant electronic signatures coupled with an enhanced user experience, all at a fraction of the time and cost required by traditional, paper-based processes for signature capture.

Products

The Company’s enterprise-class SignatureOne® and iSign® suite of electronic signature solutions enables businesses to implement truly paperless, electronic signature-driven business processes. Many applications provide electronic forms and allow users to fill in information, but most of these applications still require users to print out a paper copy for a handwritten, ink signature. Solutions powered by CIC products allow legally binding electronic signatures to be added to digital documents, eliminating the need for paper copies. This allows users to reduce transaction times and processing costs and to increase the time available for revenue generating activities.

The SignatureOne® and iSign® suite of products includes the following:

SignatureOne® Ceremony® Server
The SignatureOne® Ceremony® Server (“Ceremony Server”) provides a highly secure, scalable, patent-protected and streamlined electronic signature solution. Its flexible, easy-to-configure and agile workflow can be rapidly integrated via standard Web services to become an ultimate and cost efficient endpoint in true straight-through processing (the complete removal of paper from business processes) and to facilitate end-to-end management of multi-party approvals for PDF and XHTML documents. The Ceremony Server contains CIC’s core esignature engine and signature ceremony management tools, and can be seamlessly integrated with numerous ancillary products. Its key features include:

•Consent/disclosure management – integral part of audit record; easily reproducible in the event of a dispute;
•Configurable document presentment – signatory receipt, access and viewing of document tracked in audit trail;
•Multi-party ceremonies – complex processes, simplified; allows for dynamic, multi-channel workflow changes, including remote, face-to-face and mobile scenarios;
•Supports complex business rules and dynamic user behaviors;
•Configurable branding and workflow;
•Flexible tracking and reporting – includes event notification service
•Extensive audit trail – embedded in individual document in a tamper evident digital seal; and
•Support for multiple signature methods – click-to-sign; biometric; and others.

iSign® Console™
The iSign® Console™ (“Console”) leverages the Ceremony Server’s core signature engine and is ideal for organizations looking for a standalone electronic signature solution. Through its intuitive graphical interface, the Console allows users to upload documents for signature, select signers and signature methods, and manage and enforce document workflow for routing, reviewing, signing and notifications. The Consol offers a secure and intuitive solution that requires no integration and is available on-premise or in the cloud.

iSign® Suite
The growing suite of iSign® products and service includes iSign® Mobile (for signing on iOS and Android mobile devices), iSign® Forms (for integrated use of templates and forms), and iSign® Live (CIC’s patent-pending co-browsing solution for simultaneous browsing signature ceremonies).

Sign-it®
Sign-it® is a family of desktop software products that enable the real-time capture of electronic and digital signatures, as well as their verification and binding within a standard set of applications, including Adobe Acrobat and Microsoft Word, web-based applications using HTML, XML and XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market. The Sign-it® family of products combines the strengths of biometrics, and other forms of electronic signatures, with cryptography in a patented process that insures the creation of documents containing legally compliant electronic signatures. These signatures have the same legal standing as a traditional so-called wet signature on paper and are created pursuant to the Electronic Signature in National and Global Commerce Act, as well as other related legislation and regulations. With Sign-it® products, organizations wishing to process electronic forms, requiring varying levels of security, can reduce the cost and other inefficiencies inherent with paper documents by adding electronic signature technologies to their workflow solutions.

iSign® Toolkits
The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect t a user’s signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2012 include the following:

SignatureOne® Ceremony® Server v2.5.1
SignatureOne® Ceremony® Server v2.6.2
SignatureOne® Ceremony® Server v2.6.3
SignatureOne® Ceremony® Server v2.6.4
SignatureOne® Ceremony® Server v2.6.5
SignatureOne® Ceremony® Server v3.1
SignatureOne® Ceremony® Server v3.2
SignatureOne® Ceremony® Server v3.3
SignatureOne® Ceremony® Server v3.3.1
SignatureOne® Sign-it® v8.0 for Acrobat®
iSign® Mobile v1.5.2
iSign Console v2.1

Copyrights, Patents and Trademarks

The Company relies on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect its software offerings and technologies. The Company has a policy of requiring its employees and contractors to commit to the protection of proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before disclosure of any of its proprietary information.

Over the years, the Company has developed and patented major elements of its software offerings and technologies. In addition, in October 2000 the Company acquired from PenOp, Inc. and its subsidiary, a significant patent portfolio relevant to the markets in which the Company sells its products. The Company’s patents and the years in which they each expire are as follows:

Patent No.	Expiration
5544255	2013
5647017	2014
5818955	2015
5933514	2016
6064751	2017
6091835	2017
6212295	2018
6381344	2019
6487310	2019

The Company believes that these patents provide a competitive advantage in the electronic signature and biometric signature verification markets. The Company believes the technologies covered by the patents are unique. The technologies go beyond the simple handwritten signature and include measuring electronically the manner in which a person signs to ensure tamper resistance and security of the resultant documents, and the use of other systems for identifying an individual and using that information to validate the signer and the transaction. The Company believes that the patents are sufficiently broad in coverage that products with substantially similar functionality would infringe its patents.

The Company has an extensive list of registered and unregistered trademarks and applications therefor in the United States and other countries. The Company generally intends to register its trademarks in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Two customers, Allstate Insurance Company and State Farm Insurance Company, accounted for 29% and 19%, respectively of total revenue for the year ended December 31, 2012.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $818 and $914 at December 31, 2012 and 2011, respectively, representing advanced payments on product and service maintenance agreements. In 2009, the Company negotiated several long term maintenance agreements of which the remaining balance of approximately $249 will be recognized over one to two years. The remaining backlog is expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels both domestically and internationally. The technology-neutral nature of the laws and regulations related to what constitutes an “electronic signature” and CIC’s multi-modal enterprise-wide suite of products causes the Company to compete with different companies depending upon the specific type of electronic signature sought by a prospective customer. Currently, CIC’s primary competition for basic click-to-sign electronic signatures includes Silanis, Adobe EchoSign and/or DocuSign. Principal competition for handwritten biometric signatures includes SoftPro, Wondernet and signature pad vendors. The Company believes it has a competitive advantage by offering solutions with a variety of different electronic signature methods that enable users to sign virtually any document format, in any software environment, and on any hardware platform.

The Company believes that it has differentiation from its competitors and enjoys certain advantages, including its patent portfolio. However, there can be no assurance that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than our products or technologies and that could render our products or technologies obsolete or non-competitive.

Employees

As of December 31, 2012, the Company employed 20 full-time employees and one temporary employee. The Company has established long-standing strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2012 and 2011, sales in the United States as a percentage of total sales were 100% and 93%, respectively. At December 31, 2012 and 2011, long-lived assets located in the United States were $1,712 and $2,159, respectively. There were no long-lived assets located elsewhere as of December 31, 2012 and 2011.

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

Item 3.               Legal Proceedings

None.

Item 4.               Mine Safety Disclosures

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

Sale Price Per Share
Year	Period	High	Low

2011	First Quarter	$ 0.10	$ 0.03
	Second Quarter	$ 0.07	$ 0.03
	Third Quarter	$ 0.05	$ 0.02

	Fourth Quarter	$ 0.06	$ 0.02
2012	First Quarter	$ 0.14	$ 0.03
	Second Quarter	$ 0.08	$ 0.03
	Third Quarter	$ 0.06	$ 0.03
	Fourth Quarter	$ 0.05	$ 0.03

Holders

As of March 20, 2013 there were approximately 812 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

All securities sold during 2012 by the Company were either previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed with the SEC.

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

Overview and Recent Developments

The Company is a leading supplier of electronic signature solutions for business process automation and is the recognized leader in biometric signature verification technology. Our products enable companies to achieve secure paperless business transactions with multiple signature technologies, across virtually all applications and hardware platforms. If the Company’s processes are followed, the result is a signature that is legally binding and compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of electronic signature solutions within the financial services and insurance industries and has delivered significant expense reduction by enabling complete document and workflow automation through the use of electronic signatures and the resulting reduction mail, scanning, filing and other costs related to the use of paper.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2012, net losses attributable to common stockholders aggregated approximately $12,772, and, at December 31, 2012, the Company's accumulated deficit was approximately $114,420.

For the year ended December 31, 2012, total revenue was $2,378, an increase of $832, or 54%, compared to total revenue of $1,546 in the prior year. The increase in product revenue is primarily due to new product offerings and an increased demand for electronic signature solutions.

For the year ended December 31, 2012, operating expenses were $5,432, a decrease of $397, or 7%, compared to operating expense of $5,829 in the prior year. The decrease in operating expense resulted primarily from a decrease in capitalized software development costs, as well as decreases in selling and general administrative expenses. For the year ended December 31, 2012, the loss from operations was $3,054, a decrease of $1,229, or 29%, compared with a loss from operations of $4,283 in the prior year.  The decrease in the operating loss is primarily attributable to the $832 increase in sales and the $403 decrease in operating expenses.

In November 2012, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock. The Company’s stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 1,050,000,000 to 1,536,000,000 (the “Charter Amendment”).  Of these authorized shares, 1,500,000,000 were designated as Common Stock, 2,000,000 as Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”), 14,000,000 as Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock”), 9,000,000 as Series C Participating Convertible Preferred Stock (the “Series C Preferred Stock”), 3,000,000 as Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 8,000,000 as Series D-2 Convertible Preferred Stock(the “Series D-2 Preferred Stock”; together with the Series D-1 Preferred Stock, the “Series D Preferred Stock”).  The Charter Amendment allows the Company to have additional shares of stock available for possible future capital raising activities as may be approved by the Board of Directors.

On November 15, 2012, the Company’s note holders converted approximately $3,289 of short term debt and accrued interest into 1,110 shares of Series D-1 Preferred Stock and 2,179 share of Series D-2 Preferred Stock. In addition, the Company sold approximately 1,082 shares of Series D-2 Preferred Stock for aggregate proceeds of $1,082. Expenses associated with these financings were approximately $306, of which $150 went in payment of an administrative fee to SG Phoenix LLC, an affiliated entity of the Company’s largest stockholder Phoenix Venture Fund LLC (“Phoenix”), and $156 in expenses to third parties.  The Company recorded a beneficial conversion feature of $1,110 related to the intrinsic value of the conversion feature of the shares of Series D-1 Preferred Stock. The Company issued 73 shares of Series A-1 Preferred Stock, 948 shares of Series B Preferred Stock, 389 shares of Series C Preferred Stock, and 55 shares of Series D Preferred Stock in payment of dividends for the year ended December 31, 2012.

In September 2012, the Company entered into subscription agreements (the “September 2012 Subscription Agreements”) with a number of new and existing investors (the “September 2012 Investors”). Under the terms of the September 2012 Subscription Agreements, the September 2012 Investors purchased approximately $1,103,000 of unsecured promissory notes (the “September 2012 Notes”), and, subject to the satisfaction of certain closing conditions, agreed to purchase on a later closing date (the “Final Closing”) approximately 1,103,000 shares of Series D-2 Preferred Stock at a purchase price of $1.00 per share.  The September 2012 Notes had an interest rate of 10% per annum, and a maturity date of December 31, 2012.  The Notes automatically converted into shares of Series D-2 Preferred Stock at a price of $1.00 per share upon the consummation of the Final Closing, which occurred on November 15, 2012.  The Series D-2 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.05 per share (subject to adjustment).  The Final Closing was subject to stockholder approvals and the satisfaction of customary closing conditions. A portion of the proceeds from the September 2012 Notes was used to repay approximately $225 in demand notes to a related party and an employee of the Company, and for working capital and general corporate purposes in the ordinary course of business. In connection with the September 2012 Subscription Agreements, the Company issued, after the Final Closing, an aggregate of 294 warrants to four consultants on the financing at an exercise price of $0.05 per share.

In August and September 2012, the Company borrowed $50 and $50, respectively, from Phoenix and issued unsecured demand notes to each. These notes had an interest at the rate of 10% per annum. The notes were repaid in September 2012, out of the proceeds from the September 2012 Subscription Agreements.

In April 2012, the Company entered into a purchase agreement (the “April 2012 Purchase Agreement”) with a number of new and existing investors (the “April 2012 Investors”). The Company issued $1,000 in unsecured promissory notes (the “April 2012 Notes”), and received $983 in cash, net of expenses.  The April 2012 Notes had an interest at the rate of 10% per annum and a maturity date of April 22, 2013. The April 2012 Notes automatically converted into shares of Series D-2 Preferred Stock at the Final Closing. In connection with the issuance of the April 2012 Notes to the April 2012 Investors, the Company also issued warrants to purchase 5,000 shares of Common Stock at an exercise price of $0.05 per share (the “April 2012 Warrants”) to the April 2012 Investors. The warrants are exercisable for a period of three years from the date of issue. The Company ascribed a value of $47 to the April 2012 Warrants, which was recorded as a discount to notes payable and as a derivative liability.

In connection with the April 2012 Purchase Agreement, the Company paid $17 in consulting fees and issued an aggregate of 349 warrants at an exercise price of $0.05 per share to two consultants. These warrants are exercisable for three years from the date of issue. The Company ascribed a value of $2 to these warrants using a modified Black Scholes pricing model with the following assumptions: risk free interest rate of 0.40; expected life of three years; expected volatility of 213%; and a dividend yield of zero. The warrant value was recorded as a professional service fee expense and as a derivative liability.

In February 2012, the Company borrowed $25 in the form of a demand note from Phoenix. This note had an interest at the rate of 10% per annum. In March 2012, the Company borrowed an additional $100 in the form of a demand note from Phoenix under the same terms described above. These notes were repaid by the Company in September 2012.

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

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or a liability measured at their fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked-to-market at the end of each reporting period with the gain or loss recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company utilizes a discounted Black-Scholes option-pricing model to estimate fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

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

Long-lived assets: The Company performs intangible asset impairment analyses in accordance with the applicable accounting guidance. The Company uses the guidance in response to changes in industry and market conditions that affect its patents. The Company then determines if an impairment has occurred. The Company reassesses the lives of its patents and tests for impairment at least annually in order to determine whether the book value exceeds the fair value for each patent. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents and considering the following additional factors:

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

The Company had obtained an independent valuation from Strategic Equity Group of the carrying value of its patents as of December 31, 2005.  The Company believes that the biometric market potential identified in current year market research has improved over the data used to validate the carrying value of the Company’s patents as of such date. Management updated this analysis at December 31, 2012, and believes that that no impairment of the carrying value of the patents exists at December 31, 2012.

Customer Base: To date, the Company's electronic signature revenue has been derived primarily from financial service industry end-users and from resellers and channel partners serving the financial service industry primarily in North America, the ASEAN Region and Europe. The Company performs periodic credit evaluations of its customers and does not require collateral.  The Company maintains reserves for potential credit losses.  Historically, such losses have been within the range of management's expectations.

Software Development Costs: Capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The costs capitalized include the coding and testing of the product after technological feasibility has been established and ends upon the release of the product. The annual amortization is equal to the straight-line amortization over the estimated useful lives of the software and varies by type of software. The Company generally subdivides its software into product software, server software and Software-as-a-Service. The Company did not capitalize software development costs during the twelve months ended December 31, 2012, and capitalized approximately $72 for the year ended December 31, 2011.

Research and Development Costs: Research and development costs are charged as expense as incurred.

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2012, of approximately $29.4 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2012 and December 31, 2011

Revenue

For the year ended December 31, 2012, total revenue was $2,378, an increase of $832, or 54%, compared to total revenue of $1,546 in the prior year. For the year ended December 31, 2012, product revenue was $1,729, an increase of $814, or 89%, compared to $915 in the prior year. The increase in product revenue is primarily due to new product offerings and an increased demand for electronic signature solutions. For the year ended December 31, 2012, maintenance revenue was $649, an increase of $18, or 3%, compared to maintenance revenue of $631 in the prior year. This increase is primarily due to an increase in the sale of enterprise licenses.

Cost of Sales

For the year ended December 31, 2012, cost of sales was $375, a decrease of $288, or 43%, compared to cost of sales of $663 in the prior year. The decrease resulted primarily from a $368 reduction in capitalized software amortization offset by an increase in direct engineering costs.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2012, research and development expenses were $1,802, an increase of $304, or 20%, compared to research and development expenses of $1,498 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering as required, maintenance items, and allocated facility expenses. The most significant factors contributing to the increase in engineering expenses was an increase in salaries and wages due to the addition of three full time positions, an increase in cloud operations costs associated with our recurring revenue sales model, and the amount of software development costs expensed compared to what would have been capitalized in the prior year. For the year ended December 31, 2012, total research and development expenses before capitalization of software development costs and other allocations were $2,278, an increase of $223, or 11%, compared to $2,055 of total research and development expenses before capitalization of software development costs and other allocations in the prior year.  The increase is due primarily to an increase in salaries and related expenses, including stock compensation expense and reductions in engineering costs allocated for sales and IT support.

Sales and Marketing Expenses

For the year ended December 31, 2012, sales and marketing expenses were $1,392, a decrease of $108, or 7%, compared to sales and marketing expenses of $1,500 in the prior year. The decrease was primarily attributable to decreases in stock option compensation and reductions in engineering sales support offset by increases in commissions associated with the increase in sales.

General and Administrative Expenses

For the year ended December 31, 2012, general and administrative expenses were $1,863, a decrease of $305, or 14%, from general and administrative expenses of $2,168 in the prior year. The decrease was primarily due to a decrease in stock option compensation expense and decreases in other general operating expenses.

Interest and Other Income (Expense), Net

Interest and other income, net, was $19, a decrease of $60, compared to an expense of $79 in the prior year. The decrease was due to the settlement of a Section 16b related lawsuit filed on behalf of a stockholder in March 2012. (See Note 13 in the Consolidated Financial Statements of this report on Form 10-K).

Interest Expense

For the year ended December 31, 2012, related party interest expense was $100, an increase of $79, or 376%, compared to related party interest expense of $21 in the prior year. The increase was due to an increase in related party short-term notes issued in 2011 and 2012. For the year ended December 31, 2012, interest expense-other was $89, an increase of $86, or 286%, compared to interest expense-other of $3 in the prior year. The increase was primarily due to the factors discussed above.  For the year ended December 31, 2012, amortization of related party loan discount and deferred financing, which includes warrant costs associated with the Company’s debt and deferred financing costs associated with the notes and warrant purchase agreements, was $14, an increase of $11, or 366%, compared to $3 in the prior year.  The increase was primarily due to the increase in other short-term borrowings in 2012. (See Note 7 to the Consolidated Financial Statements of this report on Form 10-K.)

For the year ended December 31, 2012, amortization of debt discount and deferred financing-other, which includes warrant and deferred financing costs associated with the notes and warrant purchase agreements was $64, an increase of $61, or 2033%, compared to $3 in the prior year. The decrease was primarily due to the factors discussed in interest expense above. (See Note 7 to the Consolidated Financial Statements of this report on Form 10-K.)

The change in the fair value of the derivative liabilities resulted in a non-cash gain of $211, an increase of $323 compared to a loss of $113 in the prior. The change in fair value is primarily due to a decrease in the number of derivatives resulting from the exercise of warrants and the conversion of shares of Series B Preferred Stock and Series C Preferred Stock during the first quarter of 2012, as well as a decrease in the closing price of the Company’s Common Stock at December 31, 2012. The fair value of the Company’s derivative instruments is based on the fair value of our Common Stock. As such, related gains and losses are dependent upon our Common Stock price and fluctuate accordingly.

Liquidity and Capital Resources

Cash and cash equivalents totaled $486 at December 31, 2012, compared to $307 at December 31, 2011. The increase is primarily attributable to $3,195 of funds provided by financing activities offset by $3,004 used in operating activities and $12 of funds used in investing activities.

The cash used by operations was primarily attributable to the net loss of $3,195, a $211 gain on derivative liabilities and changes in operating assets and liabilities of $609. These amounts were offset by non-cash charges of depreciation and amortization of $460, amortization of debt discount and deferred financing costs of $64, stock-based employee compensation of $461, restricted stock expense of $2, and $92 from the net settlement of the 16b and indemnification claim.

The cash used in investing activities of $12 was due to the acquisition of office and computer equipment.

Proceeds from financing activities consisted primarily of $2,328 in net proceeds from the issuance of short-term debt, $225 in proceeds from the exercise of warrants and stock options for cash, and $967 in net proceeds from the issuance of Series D-2 Preferred Stock. These proceeds were offset by the payment of $325 of short term notes for cash.

Accounts receivable were $701 at December 31, 2012, an increase of $403, or 135%, compared to accounts receivable of $298 at December 31, 2011. Accounts receivable at December 31, 2012 and 2011, are net of $27 and $3, respectively, of allowances provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2012 were 86% higher than 2011.

Prepaid expenses and other current assets were $73 at December 31, 2012, an increase of $44, or 152%, compared to prepaid expenses and other current assets of $29 at December 31, 2011.  The increase is primarily due to the prepayment of Directors and Officers Liability Insurance premium. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable were $75 at December 31, 2012, a decrease of $186, or 71%, from accounts payable of $261 at December 31, 2011. The decrease in accounts payable is primarily due to decreases in liabilities associated with professional fees incurred in connection with the 16b litigation and other corporate matters during the second half of 2011.

Other current liabilities, which include accrued compensation of $289, were $439 at December 31, 2012, a decrease of $25, or 5%, compared to other current liabilities of $464 at December 31, 2011.  The decrease is primarily due to the lower accrual of estimated professional services compared to the prior year.

Deferred revenue was $818 at December 31, 2012, a decrease of $96, or 11%, compared to deferred revenue of $914 at December 31, 2011.  The decrease is primarily due to recognition of several long term maintenance contracts entered into in prior years..

Financing Transactions

In November 2012, the Company’s note holders converted approximately $3,289 of short term debt and accrued interest, which notes had been issued by the Company between September 2011 and September 2012, into 1,110 shares of Series D-1 Preferred Stock and 2,179 shares of Series D-2 Preferred Stock. In addition, the Company sold approximately 1,082 shares of Series D-2 Preferred Stock for aggregate proceeds of $1,082. Expenses associated with the financing were approximately $306, of which $150 went in payment of an administrative fee to SG Phoenix LLC, and $156 in expenses to third parties.  The Company recorded a beneficial conversion feature of $1,110 related to the intrinsic value of the conversion feature of the shares of Series D-1 Preferred Stock. The Company issued 73 shares of Series A-1 Preferred Stock, 948 shares of Series B Preferred Stock, 389 shares of Series C Preferred Stock, and 55 shares of Series D Preferred Stock in payment of dividends for the year ended December 31, 2012.

In September 2012, the Company entered into the September 2012 Subscription Agreements with the September 2012 Investors. Under the terms of the September 2012 Subscription Agreements, the September 2012 Investors purchased approximately $1,103 of September 2012 Notes, and, subject to the satisfaction of certain closing conditions, agreed to purchase at the Final Closing approximately 1,103 shares of Series D-2 Preferred Stock at a purchase price of $1.00 per share.  The September 2012 Notes had an interest at the rate of 10% per annum, and a maturity date of December 31, 2012.  The September 2012 Notes automatically converted into shares of Series D-2 Preferred Stock at a price of $1.00 per share upon the consummation of the Final Closing, which occurred on November 15, 2012.  The Series D-2 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.05 per share (subject to adjustment).  The Final Closing was subject to stockholder approvals and the satisfaction of customary closing conditions. A portion of the proceeds from the September 2012 Notes was used to repay approximately $225 in demand notes to a related party and an employee of the

Company, and for working capital and general corporate purposes in the ordinary course of business. In connection with the September 2012 Subscription Agreements, the Company, after the Final Closing, issued an aggregate of 294 warrants to four consultants on the financing at an exercise price of $0.05 per share.

In August and September 2012, the Company borrowed $50 and $50, respectively, from Phoenix and issued unsecured demand notes to each. These notes were due on demand and had an interest at the rate of 10% per annum. The notes were repaid in September 2012, out of the proceeds from the September 2012 Subscription Agreements.

In April 2012, the Company entered into the April 2012 Purchase Agreement with the April 2012 Investors, and issued the April 2012 Notes, receiving $983 in cash, net of expenses.  The April 2012 Notes had an interest at the rate of 10% per annum and a maturity date of April 22, 2013. The April 2012 Notes automatically converted into shares of Series D-2 Preferred Stock at the Final Closing. In connection with the issuance of the April 2012 Notes, the Company also issued to the April 2012 Investors warrants to purchase 5,000 shares of Common Stock at an exercise price of $0.05 per share. The April 2012 Warrants are exercisable for a period of three years from the date of issue. The company ascribed a value of $47 to the April 2012 Warrants, which was recorded as a discount to notes payable and as a derivative liability.

In connection with the April 2012 Purchase Agreement, the Company paid $17 in consulting fees and issued an aggregate of 349 warrants at an exercise price of $0.05 per share to two consultants. These warrants are exercisable for three years from the date of issue, and the Company ascribed to them a value of $2, using a modified Black Scholes pricing model with the following assumptions: risk free interest rate of 0.40; expected life of three years; expected volatility of 213%; and a dividend yield of zero. The related warrant value was recorded as a professional service fee expense and as a derivative liability.

In February 2012, the Company borrowed $25 in the form of a demand note from Phoenix. The note had an interest at the rate of 10% per annum. In March 2012, the Company borrowed an additional $100 in the form of a demand note from Phoenix under the same terms described above. The notes were repaid in September 2012.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2012 and 2011, was $189 and $24, respectively, of which $100 and $21, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the year ended December 31, 2012 and 2011, was $64 and $3, respectively, of which $14 and $3, respectively, was related party expense.

Contractual Obligations

The Company had the following material commitments as of December 31, 2012:

Contractual obligations	Total	2013	2014	2015	2016	Thereafter
Operating lease commitments (1)	1,100	275	284	292	249	-

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

As of December 31, 2012, the Company leased facilities in the United States totaling approximately 9,600 square feet. The Company’s rental expense was $275 and $271 for the years ended December 31, 2012 and 2011, respectively. In addition to the base rent, the Company pays a percentage of the increase, if any, in operating costs incurred by its landlord in such year, over the operating expenses incurred by its landlord in the base year.

As of December 31, 2012, the Company's principal source of liquidity was its cash and cash equivalents of $486. Revenues increased in 2012 compared to 2011. Delays in closing new sales at the volumes required could result in the need for additional funds. However, there can be no assurance that additional funds will be available when needed or, if available, will be on favorable terms or in the amounts the Company may require. If adequate funds are not available when needed, the Company may be required to delay, scale back or eliminate some or all of its marketing and development efforts or other operations, which could have a material adverse effect on the Company's business, results of operations and prospects. As a result of this uncertainty, our auditors have expressed substantial doubt in our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Any investments in fixed income securities are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2012.

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

Future Results and Stock Price Risk. The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, competitor consolidation in the industry, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer software industry or the global economy generally, or market volatility unrelated to the Company's business and operating results. The impact and severity of the above factors could be exacerbated by the Company’s small size, public float and a lack of market liquidity for its Common Stock.

Item 8. Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2012 and 2011, and for each of the years in the two-year period ended December 31, 2012, begin on page 37 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act. Based on that review, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its internal control over financial reporting pursuant to applicable rules under the Securities Exchange Act of 1934, as amended.  In making this assessment, the Company’s management used the criteria established in “Internal Control, Integrated Framework” issued by the Committee Sponsoring Organization of the Treadway Commission (COSO). In performing this assessment, management identified the following material weaknesses:

As a small company with limited resources that are mainly focused on the development and sales of software products and services, CIC does not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight.  This has resulted in certain audit adjustments.  Although past adjustments have been immaterial, management believes that there may be a possibility for a material misstatement to occur while it employs the current number of personnel in its finance department.

Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.  Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K.  During the year-end financial statement close we were able to recognize and adjust our financial records to properly present our financial statements and we were therefore able to present GAAP-compliant financial statements.  Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements.

Management’s Remediation Initiatives

Management conducts a number of activities to address the material weaknesses noted above, including but not limited to the following:

•      Key managers and accounting personnel work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee;
•      Evaluate control procedures on an ongoing basis, and, where possible, modify those control procedures to improve oversight;
•      Evaluate, and, where possible, employ additional third party resources that can provide oversight support within the Company’s budget constraints; and
•      As the Company grows its business and the cash flow necessary to hire additional accounting personnel, management expects to pursue and implement such additional hires.

Elements of our remediation plan can only be accomplished over time and we can offer no assurances that those initiatives will ultimately have the intended effects.  Ultimately, revenue growth and performance improvements are the most likely avenue to greater resources that will improve the Company’s internal controls.

Management will continue the process of reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them.  Key control and compensating control procedures will be developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The same is true for the period from January 1, 2013, through the date of the filing of this Annual Report on Form 10-K with the SEC.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower, Chairman	72	Chairman and Chief Executive Officer
Andrea Goren	45	Director and Chief Financial Officer
William Keiper	62	President and Chief Operating Officer
Stanley Gilbert	74	Director
Jeffrey Holtmeier	55	Director
David E. Welch	66	Director

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

Andrea Goren has served as a director since August 2010.  Mr. Goren was appointed the Company’s Chief Financial Officer in December 2010.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003 and has been associated with Phoenix Enterprises LLC since January 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm, from June 1999 to December 2002. Mr. Goren has been a director of Xplore Technologies Corp. (OTCQB: XLRT) since December 2004 and of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On January 7, 2010, The Fairchild Corporation’s plan of liquidation was declared effective and the company’s board of directors was relieved of its duties. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 13 years of private equity investing. Mr. Goren has played a significant role in SG Phoenix LLC’s private equity investments and has developed extensive experience working with management teams and boards of directors, including at numerous public companies affiliated with SG Phoenix LLC.

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

Stanley L. Gilbert has served as a director since October 2011. Mr. Gilbert has more than 45 years of experience as a lawyer with primary specialties in wills, trusts, estate planning and administration, as well as tax planning. Mr. Gilbert is Founder, and, has been President of Stanley L. Gilbert PC since 1982. Mr. Gilbert has also been a partner of a number of law firms, including Nager Korobow, Bell Kallnick Klee and Green, and Migdal Pollack Rosenkrantz and Sherman. Mr. Gilbert has served as a Director of Planned Giving at Columbia University Medical Center’s Nathaniel Wharton Fund, which supports a broad variety of projects in basic research, clinical care and teaching since 2001. Mr. Gilbert was elected by a majority of CIC’s Series C and Series B Preferred stockholders voting together as a separate class on an as converted to common stock basis, and serves on CIC’s audit and compensation committees. Mr. Gilbert’s qualifications to serve on the Board of Directors include his significant tax and accounting expertise acquired through his years of practicing law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the Securities and Exchange Commission (the "SEC") regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  The following Section 16 filings were not timely filed for the year ended December 31, 2012: the Form 4 for Andrea Goren dated November 15, 2012, the Form 4 for Philip Sassower dated November 15, 2012, the Form 4 for Stan Gilbert dated November 15, 2012, and the Form 4 for Jeffrey Holtmeier dated November 15, 2012.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower Chairman and CEO	2012 2011	−(1) −(1)	− −	− −	$ − $27,315	− −	− −	− −	$ − $27,315
William Keiper, President	2012 2011	−(2) −(2)	− −	− −	$ − $74,148	− −	− −	− −	$ - 74,148
Andrea Goren, CFO	2012 2011	-(3) -(3)	− −	− −	$ − 59,615	− −	− −	− −	$ − 59,615

1.	Mr. Sassower was appointed Chairman of the Board and Chief executive officer on August 5, 2010, and receives no compensation.

2.	Mr. Keiper was appointed President and Chief Operating Officer on December 7, 2010. Mr. Keiper receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. Sassower has 666,800 options that are vested and exercisable within sixty days of December 31, 2012.  Mr. Keiper has 6,333,322 options that are vested and exercisable within sixty days of December 31, 2012. Mr. Goren has 3,167,800 options that are vested and exercisable within sixty days of December 31, 2012. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 10 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Keiper is retained by the Company through an Advisory Services Agreement (the “FGP Agreement”) with First Global Partners, LLC (“FGP’). Mr. Keiper is Managing Partner of FGP. The term of the FGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. FGP receives a cash sum payment of $20,000 (“Cash Fee”) per month. In addition, FPG is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to FGP in 2012. Under the FGP Agreement, FGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the FGP Agreement.  The Company has agreed to pay FGP for reasonable and documented out of pocket expenses incurred for Services rendered by FGP during the term of the FGP Agreement, as long as FGP obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The term of the SGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP receives a cash sum payment of $15,000 (“Cash Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2012. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement.  The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2012

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Chairman and CEO	666,800(1)	333,200(1)	$0.0649	01/28/2018
William Keiper, President and COO	6,333,322(2)	1,666,678(2)	$0.0250	08/11/2018
Andrea Goren, Chief Financial Officer	666,800(3) 2,5010,00(4)	333,200(3) 1,499,000(4)	$0.0649 $0.0250	01/28/2018 08/11/2018

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

Option Exercises and Stock Vested

During the twelve months ended December 31, 2012, a total of 203,456 stock options were exercised by employees of the Company and the Company received $13 in cash. There were no stock options exercised in 2011.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Current Directors
Stanley Gilbert	$1,000	$ ─	$ ─	$ ─	$ ─	$ ─	$1,000
Jeffrey Holtmeier	$1,000	$ ─	$ ─	$ ─	$ ─	$ ─	$1,000
David Welch	$1,000	$ ─	$ ─	$ ─	$ ─	$ ─	$1,000

(1)	The amounts provided in this column represent the fees paid for attendance at the November 13, 2012 Board of Directors Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 20, 2013, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.  Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o Communication Intelligence Corporation, 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065-1413. The amounts are not stated in thousands.

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)	Number of Shares (2)	Percent Of Class (2)	Number of Shares (3)	Percent Of Class (3)	Number of Shares (4)	Percent Of Class (4)	Number of Shares (5)	Percent of Class (5)
Philip S. Sassower (6)	387,814,137	63.2%	−	−	5,968,894	59.3%	1,804,938	43.2%	567,607	12.8%
Andrea Goren (7)	389,642,658	63.3%	−	−	5,994,392	59.6%	1,776,843	42.6%	623,260	14.1%
Stanley Gilbert (8)	43,873,075	16.3%	−	−	127,483	1.3%	362,590	8.7%	102,124	2.3%
Jeffrey Holtmeier (9)	2,033,240	*	−	−	−	−	−	−	22,487	*
David E. Welch (10)	825,100	*	−	−	−	−	−	−	−	−
William Keiper (11)	25,825,531	10.3%	−	−	−	−	228,577	5.5%	−	−

All directors and executive officers as a group (6 persons) (12)	466,418,563	74.8%	−	−	6,163,494	60.9%	2,409,629	57.7%	725,384	16.4%

5% Shareholders
Phoenix Venture Fund LLC (13)	350,320,685	67.7%	−	−	5,968,894	59.3%	1,763,319	42.2%	−	−
Michael W. Engmann (14)	36,073,041	14.3%	678,371	71.2%	724,479	7.2%	124,446	3.0%	−	−
*           Less than 1%.

1.
Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, including shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2013, or securities convertible into Common Stock within 60 days of March 20, 2013 are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or other convertible securities, including shares of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 225,824,325 shares of Common Stock, 952,925 shares of Series A-1 Preferred Stock, 10,058,699 shares of Series B Preferred Stock, 4,175,370 shares of Series C Preferred Stock and 4,426,545 shares of Series D Preferred Stock outstanding as of March 20, 2013. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

2.
Each outstanding share of Series A-1 Preferred Stock is presently convertible into 7.1429 shares of Common Stock. The shares of Series A-1 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-1 Preferred Stock stated in these columns reflect ownership of shares of Series A-1 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock at this ratio. The percentage of beneficial ownership of Series A-1 Preferred Stock beneficially owned is based on 952,925 shares of Series A-1 Preferred Stock outstanding as of March 20, 2013.

3.
Each outstanding share of Series B Preferred Stock is presently convertible into 23.0947 shares of Common Stock. The shares of Series B Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series B Preferred Stock stated in these columns reflect ownership of shares of Series B Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock at this ratio. The percentage of beneficial ownership of Series B Preferred Stock beneficially owned is based on 10,058,699 shares of Series B Preferred Stock outstanding as of March 20, 2013.

4.
Each outstanding share of Series C Preferred Stock is presently convertible into 44.444 shares of Common Stock. The shares of Series C Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series C Preferred Stock stated in these columns reflect ownership of shares of Series C Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock at this ratio. The percentage of beneficial ownership of Series C Preferred Stock beneficially owned is based on 4,175,370 shares of Series C Preferred Stock outstanding as of March 20, 2013.

5.
Each share of Series D-1 Preferred Stock is presently convertible into 44.444 shares of Common Stock and each share of Series D-2 Preferred Stock is presently convertible into 20.000 shares of Common Stock. There are presently 1,124,134 shares of Series D-1 Preferred Stock, and 3,302,411 shares of Series D-2 Preferred Stock. The shares of Series D Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series D Preferred Stock stated in these columns reflect ownership of shares of Series D Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series D Preferred Stock at the above ratios. The percentage of beneficial ownership of Series D Preferred Stock beneficially owned is based on 4,426,545 shares of Series D Preferred Stock outstanding as of March 20, 2013.

6.
Represents (a) 61,131,610 shares of Common Stock (b) 750,100 shares issuable to Mr. Sassower upon the exercise of options exercisable within 60 days of March 20, 2013, (c) 137,849,816 shares of Common Stock issuable upon the conversion of 5,968,894 shares of Series B Preferred Stock (d) 80,219,386 share of Common Stock issuable upon the conversion of 1,804,938 shares of Series C Preferred Stock(e) 25,226,953 shares of Common Stock issuable upon the conversion of 567,607 shares of Series D-1 Preferred Stock and (f) 82,636,270 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 13 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Phoenix Enterprises Family Fund LLC	Phoenix Banner Holdings	Total
Common Shares	2,555,556		2,792,494	55,783,562			61,131,612
Stock Options	750,100						750,100
Series B Preferred Stock As If Converted to Common Stock				137,849,816			137,849,816

Series C Preferred Stock As If Converted to Common Stock				78,369,655	1,849,731		80,219,386
Series D Preferred Stock As If Converted to Common Stock						25,226,953	25,226,953
Warrants		13,139,414		62,385,746	1,555,555	5,555,555	82,636,270
Total	3,305,656	13,139,414	2,792,494	334,388,779	3,405,286	30,782,508	387,814,137

7.
Represents (a) 58,595,056 shares of Common Stock (b) 3,667,600 shares issuable upon the exercise of options exercisable within 60 days of March 20, 2013, (c) 138,438,685 shares of Common Stock issuable upon the conversion of 5,968,894 shares of Series B Preferred Stock (d) 78,970,721 shares of Common Stock issuable upon the conversion of 1,763,319 shares of Series C Preferred Stock (e) 27,700,417 shares of Common Stock issuable upon the conversion of 623,260 shares of Series D-1 Preferred Stock and (e) 82,270,179 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 13 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Phoenix Banner Holdings	Total
Common Shares	19,000		2,792,494	55,783,562			58,595,056
Stock Options	3,667,600						3,667,600

Series B Preferred Stock As If Converted to Common Stock		588,869			137,849,816		138,438,685
Series C Preferred Stock As If Converted to Common Stock		601,066			78,369,655		78,970,721
Series D Preferred Stock As If Converted to Common Stock		2,473,464				25,226,953	27,700,417
Warrants		1,189,464		13,139,414	62,385,746	5,555,555	82,270,179
Total	3,686,600	4,852,863	2,792,494	68,922,976	278,605,217	30,782,508	389,642,658

8.
Represents (a) 7,693,386 shares of Common Stock, (b) 500,200 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2013, (c) 2,2,944,182 shares of Common Stock issuable upon the conversion of 127,483 shares of Series B Preferred Stock, and (d) 16,114,950 shares of Common Stock issuable upon the conversion of 362,590 shares of Series C Preferred Stock, (e) 2,042,480 shares of Common Stock issuable upon the conversion of 102,124 shares of Series D-2 Preferred Stock, and (f) 14,577,877 shares of Common Stock issuable upon the exercise of warrants, (see table below for details) (d). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common Shares	3,734,749	28,485	1,783,035	2,147,117	7,693,386
Stock Options	500,200				500,200
Series B Preferred Stock As If Converted to Common Stock	2,944,182				2,944,182
Series C Preferred Stock As If Converted to Common Stock	16,114,950				16,114,950
Series D Preferred Stock As If Converted to Common Stock	2,042,480				2,042,480
Warrants	14,577,877				14,577,877
Total	39,914,438	28,485	1,783,035	2,147,117	43,873,075

9.
Represents (a) 583,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2013, (b) 449,740 shares of Common Stock issuable upon the conversion of 22,487 shares of Series D2 Preferred Stock owned by Genext, LLC (“Genext”) and (c) 1,000,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2013 beneficially owned by China U.S. Business Development, LLC (“CUBD”).  As manager of CUBD and Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by CUBD and Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

10.	Represents 825,100 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2013.

11.
Represents (a) 6,999,988 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2013 (b) 10,158,876 shares issuable upon the conversion of 228,577 shares of Series C Preferred Stock, and (b) an aggregate of 8,666,667 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2013 beneficially owned by FirstGlobal Partners LLC (“FirstGlobal”). As manager of FirstGlobal, Mr. Keiper has the power to vote and dispose of the shares of Common Stock held by FirstGlobal and, accordingly, Mr. Keiper may be deemed to be the beneficial owner of the shares owned by FirstGlobal.

12.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 12 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes 4,417,700 shares issuable upon the exercise of options within 60 days of March 20, 2013.

13.
Represents (a) 58,576,054 shares of Common Stock, (b) 137,849,816 share of Common Stock issuable upon the conversion of 5,968,894 shares of Series B Preferred stock and (c) 72,898,693 shares of Common Stock issuable upon the conversion of 1,763,319 shares of Series C Preferred Stock and (d) 75,525,160 shares of Common Stock issuable upon the conversion of warrants. See the following table for more detail.

14.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	Total
Common Shares	55,783,562	2,792,492	58,576,054
Stock Options	-
Series B Preferred Stock As If Converted to Common Stock	137,849,816		137,849,816
Series C Preferred Stock As If Converted to Common Stock	78,369,655		78,369,655
Series D Preferred Stock As If Converted to Common Stock	-
Warrants	62,385,746	13,139,414	75,525,160
Total	334,388,779	15,931,906	350,320,685

15.
Represents (a) 8,964,953 shares of Common Stock beneficially owned by Mr. Engmann, (b) 4,845,536 shares of Common Stock issuable upon the conversion of shares of Series A-1 Preferred Stock beneficially owned by Mr. Engmann, (c) 16,731,625 shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock beneficially owned by Mr. Engmann (d) 5,530,927 shares of Common Stock issuable upon the conversion of shares of Series C Preferred Stock beneficially owned by Mr. Engmann. See the following table for more detail.. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104. (See note 5 to the Consolidated Financial Statements).

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common Shares	3,680,249	4,041,140	1,243,564	8,964,953
Stock Options
Series A-1 Preferred Stock As If Converted to Common Stock	40,779	1,470,837	3,333,920	4,845,536
Series B Preferred Stock As If Converted to Common Stock	4,541,919	8,970,212	3,219,494	16,731,625
Series C Preferred Stock As If Converted to Common Stock	115,777	5,415,150	-	5,530,927
Series D Preferred Stock As If Converted to Common Stock	-	-	-	-
Warrants	-	-	-	–
Total	8,378,724	19,897,339	7,796,978	36,073,041

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	345	$0.39	−

2011 Stock Compensation Plan	43,109	$0.05	56,891
Equity Compensation Plans Not Approved by Security Holders
2009 Stock Compensation Plan	425	0.11	6,502
Non Plan Stock Options	150	$0.19	−
Total:	44,029	$0.05	63,393

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

Director Independence

The Board of Directors has determined that Messrs. Gilbert, Holtmeier, and Welch are “independent,” as defined under the rules of the NASDAQ Stock Market relating to director independence, and  Messrs. Sassower and Goren are not independent under such rules.  Messrs. Welch, Gilbert, and Holtmeier serve on the Compensation Committee of the Board of Directors.  Each of the members of the Compensation Committee is independent under the rules of the NASDAQ Stock Market relating to director independence.  Messrs. Welch, Gilbert and Holtmeier serve on the Audit Committee of the Board of Directors.  Under the applicable rules of the NASDAQ Stock Market and the SEC relating to independence of Audit Committee members, the Board of Directors has determined that Messrs. Welch and Gilbert are independent and Mr. Holtmeier is not.  Mr. Holtmeier's lack of independence stems solely from the fact that he was party to a consulting agreement under which he was paid $15,000 in the year ended December 31, 2011.  The Board has determined that the amount paid to Mr. Holtmeier under this contract is not material, and thus the Board determined that Mr. Holtmeier is suitable to serve on the Audit Committee.

Related Party Transactions

Phoenix is the beneficial owner of approximately 67.0% of the Common Stock of the Company when calculated in accordance with Rule 13d-3, and Michael W. Engmann, together with two affiliated entities, is the beneficial owner of approximately 14.3% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

In February 2012, for working capital purposes, the Company borrowed $25 from Phoenix in the form of an unsecured demand note carrying 10% interest per annum. This note in plus accrued interest was repaid in September 2012.

In March 2012, the Company borrowed an aggregate of $100 from Phoenix Banner Holdings LLC (“PBH”) in the form of an unsecured demand note. This note had an interest rate of 10% per annum. The funds were used for working capital purposes. The note plus accrued interest was repaid in September 2012.

In August and September 2012, the Company borrowed an aggregate of $50 and $50, respectively, from PBH in the form of unsecured demand notes. These notes had an interest rate of 10% per annum. The funds were used for working capital purposes.  These notes plus accrued interest were repaid in November 2012.

In April 2012, the Company entered into the April 2012 Purchase Agreement with the April 2011 Investors, which April 2011 Investors included Genext, LLC (”Genext”). Jeffrey Holtmeier is the managing member of Genext. Mr. Holtmeier was appointed to the Company’s board of directors on August 11, 2011. Under the terms of the April 2012 Purchase Agreement, the Company issued the April 2012 Notes to the April 2012 Investors.  The April 2012 Notes bore interest at the rate of 10% per annum and had a maturity date of December 20, 2012.  The December 2012 Notes were convertible at the option of the April 2012 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the April 2012 Notes, the Company also issued to the April 2012 Investors warrants to purchase an aggregate of 5,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share. The Company ascribed a value of $47 to these warrants, which was recorded as a discount to short-term debt in the balance sheet.

In July 2011, the Company signed an agreement with China-US Business Development Corporation, (“CUBD”), to provide certain advisory and consulting services in relation to expanding distribution for certain CIC products in the People’s Republic of China. Specifically, introductions to targeted IT service companies, as well as facilitating meetings and assistance in negotiations for prospective partnerships. Per the agreement, CUBD was paid $20 in installments based upon reaching certain milestones. In addition, CUBD was entitled to receive a performance fee equal to 7%, 5% and 3% of net revenue received from any customer and/or partners introduced by CUBD during the first, second and third twelve month periods, respectively, of the Company’s relationship with such customer and/or partner. In October 2012, the Company amended its agreement with CUBD. The amendment provided for the addition of three monthly payments of $5 beginning in October 2012 and ending in December 2012. The Company made such additional payments. The amendment also changed the above mentioned performance fee, so that it extends beyond the initially contemplated 36 month period. Jeffrey Holtmeier is the managing member of CUBD.

In September 2012 and November 2012, the Company paid to SG Phoenix LLC, $75 and $75, respectively, for administrative fees related to the Series D Convertible Preferred Stock financing rounds.

In September 2011, the Company borrowed an aggregate of $100 from Phoenix and an employee of the Company in the form of unsecured demand notes to each. These notes bore interest at the rate of 10% per annum.

In September 2011, the Company entered into the September 2011 Purchase Agreement with PBH.  Under the terms of the September 2011 Purchase Agreement, the Company issued the September 2011 Note to PBH.  The September 2011 Note bore interest at the rate of 10% per annum and had an initial maturity date of September 20, 2012.  The September 2011 Note was convertible at the option of PBH into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the September 2011 Note, the Company also issued to PBH a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The Company ascribed a value of $7 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

In December 2011, the Company entered into the December 2011 Purchase Agreement with the December 2011 Investors, including Philip Sassower. Under the terms of the December 2011 Purchase Agreement, the Company issued the December 2011 Notes to the December 2011 Investors.  The Notes bore interest at the rate of 10% per annum and had an initial maturity date of December 20, 2012.  The December 2011 Notes were also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $100.  In connection with the issuance of the December 2011 Notes, the Company also issued to the December 2011 Investors warrants to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The Company ascribed a value of $13 to the warrants, which was recorded as a discount to short-term debt in the balance sheet.

In September, 2012, pursuant to an agreement to amend and convert unsecured promissory notes, PBH and the December 2011 Investors agreed to extend the maturity dates of the September 2011 Note and the December 2011 Notes through December 31, 2012, and to convert such notes plus accrued interest into Series D-1 Preferred Stock. The conversion occurred at the Final Closing on November 15, 2012.

SG Phoenix LLC, a Phoenix affiliate, acted as administrative agent with respect to the aforementioned promissory and preferred stock offerings.  Philip Sassower and Andrea Goren are the co-managers of SG Phoenix LLC, and are also the Company’s Chief Executive Officer and Chief Financial Officer, respectively.  Mr. Sassower is Chairman of the Board of Directors, and Mr. Goren is also a member of the Company’s Board of Directors and the Company’s Corporate Secretary. The Company agreed to pay all legal fees and out-of-pocket expenses incurred by SG Phoenix LLC and its affiliates in connection with the aforementioned offerings. In addition and in connection to such offerings, SG Phoenix LLC was paid a cash administrative fee equal to $150 and issued three-year warrants to purchase 3,000,000 shares of the Common Stock at a $0.05 exercise price. A portion of the net proceeds from such offerings was used to repay approximately $350 in aggregate principal and accrued interest on outstanding demand notes, a part of which was owed to Phoenix and its affiliates.

During the year ended December 31, 2012, the Company exercised its option related to the terms of the preferred stock-related financing transactions and made dividend payments in kind. For the year ended December 31, 2012, the Company issued 73 shares of Series A-1 Preferred Stock of which 52 were to related parties, 948 shares of Series B Preferred Stock of which 716 were to related parties, 389 shares of Series C Preferred Stock of which 210 were to related parties  and 55 shares of Series D Preferred Stock of which 15 were to related parties.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2012 and 2010, was $253 and $27, respectively, of which $114 and $24, respectively, was related party expense. Amortization of debt discount and deferred financing costs included in interest expense for the year ended December 31, 2012 and 2010 was $64 and $3, respectively, of which $14 and $3, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. PMB Helin Donovan has been the Company’s auditors since May 2011. During fiscal years 2011 and 2012, the estimated fees for audit and other services performed by PMB Helin Donovan and GHP Horwath for the Company were as follows:

Nature of Service	2012			2011

Audit Fees		$71,000	(86%)		$65,000	(72%)
Audit-Related Fees		$5,300	(6%)		$18,000	(20%)
Tax Fees		$7000	(8%)		$7,000	(8%)
All Other Fees	$	−		$	−
Total		$83,300			$90,000

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

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of PMB Helin Donovan has concluded that PMB Helin Donovan are independent under applicable SEC and NASDAQ rules and regulations.

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

†††10.29	License agreement dated June 2, 2005 between the Company and SnapOn Credit LLC, incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K/A filed on September 15, 2005.
†10.30	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.31	Amendment to employment agreement with Francis V. Dane, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.32	Form of stock option agreement dated August 31, 2005 with Russell L. Davis, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.33	Form of stock option agreement dated December 19, 2005 with Guido DiGregorio, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.34	Form of stock option agreement dated August 31, 2005 with Francis V. Dane, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.35	Form of stock option agreement dated August 31, 2005 with C. B. Sung, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
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

Exhibit Number	Document
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

Exhibit Number	Document
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012..
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.1	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

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

Date:   April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 1, 2012.

Date	Signature	Title
April 1, 2013	/s/ Philip S. Sassower Philip S. Sassower	Chairman and Chief Executive Officer (Principal Executive Officer)
April 1, 2013	/s/ Andrea Goren Andrea Goren	Director, Chief Financial Officer (Principal Financial and Accounting Officer)
April 1, 2013	/s/ Stanly Gilbert Stanley Gilbert	Director
April 1, 2013	/s/ Jeffrey Holtmeier Jeffrey Holtmeier	Director
April 1, 2013	/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

  Stockholders of Communication Intelligence Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for of the years then ended. Communication Intelligence Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Communication Intelligence Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PMB Helin Donovan, LLP

San Francisco, CA

April 1, 2013

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)
	December 31,
	2012		2011
Assets
Current assets:
Cash and cash equivalents		$486	$307
Accounts receivable, net of allowance of $27 and $3 at December 31, 2012 and 2011		701	298
Prepaid expenses and other current assets		73	29

Total current assets		1,260	634
Property and equipment, net		28	32
Patents, net		1,655	2,020
Capitalized software development costs, net		−	78
Other assets		29	29

Total assets		$2,972	$2,793

Liabilities and Stockholders' Equity
Current liabilities:
Short-term Notes Payable	$	−	$1,083
Accounts payable		75	261
Accrued compensation		289	221
Other accrued liabilities		150	243
Deferred revenue		569	517

Total current liabilities		1,083	2,325
Deferred revenue long-term		249	397
Deferred rent		125	147
Derivative liability		128	281
Total liabilities		1,585	3,150
Commitments and contingencies		−	−
Stockholders' equity (deficit):
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 953 and 880 shares issued and outstanding at December 31, 2012 and 2011, respectively ($953 liquidation preference at December 31, 2012)		953	880
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 10,058 and 9,250 shares issued and outstanding at December 31, 2012 and 2011 ($15,088 liquidation preference at December 31, 2012)		8,188	7,380
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 4,175 and 3,547 shares issued and outstanding at December 31, 2012 and 2011 ($6,263 liquidation preference at December 31, 2012)		4,754	3,569
Series D-1 Preferred Stock, $.01 par value; 3,000 shares authorized; 1,124 shares issued and outstanding at December 31, 2012 ($1,124 liquidation preference at December 31, 2012)		2,158	−
Series D-2 Preferred Stock, $.01 par value; 8,000 shares authorized; 3,302 shares issued and outstanding at December 31, 2012 ($3,302 liquidation preference at December 31, 2012)		3,073	−
Common stock, $.01 par value; 1,500,000 shares authorized; 224,523 and 198,188 shares issued and outstanding at December 31, 2012 and 2011, respectively		2,309	1,981
Treasury shares, 6,500 and 0 shares at December 31, 2012 and December 31, 2011 respectively		(325)	−
Additional paid-in-capital		95,262	97,715
Accumulated deficit		(114,420)	(111,305)
Accumulated other comprehensive loss		(29)	(43)
Total CIC stockholder’ equity		1,923	177
Non-Controlling interest		(536)	(534)
Total stockholders' equity (deficit)		1,387	(357)
Total liabilities and stockholders' equity		$2,972	$2,793

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Revenue:
Product	$1,729	$915
Maintenance	649	631
	2,378	1,546
Operating costs and expenses:
Cost of sales:
Product	323	416
Maintenance	52	247
Research and development	1,802	1,498
Sales and marketing	1,392	1,500
General and administrative	1,863	2,168

	5,432	5,829

Loss from operations	(3,054)	(4,283)

Other expense, net	(19)	(79)
Interest expense:
Related party	(100)	(21)
Other	(89)	(3)
Amortization of debt discount and deferred financing cost:
Related party	(14)	(3)
Other	(50)	−
Gain (loss) on derivative liability	211	(113)
Net loss	(3,115)	(4,502)
Preferred stock dividends:
Accretion of beneficial conversion feature:
Related party	(1,859)	(295)
Other	(334)	(859)
Preferred stock dividends:
Related party	(573)	(726)
Other	(226)	(281)
Income tax tax expense	−	−
Net loss before non-controlling interest	$(6,107)	$(6,663)
Net loss attributable to non-controlling interest	(2)	−
Net loss attributable to common stockholders	(6,109)	(6,663)
Basic and diluted loss per common share	$(0.03)	$(0.03)
Weighted average common shares outstanding, basic and diluted	223,390	192,032

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011

Net loss:	$(3,115)	$(4,502)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	14	(5)

Total comprehensive loss	$(3,101)	(4,507)

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statement of Changes in Stockholders' (Deficit) Equity
Year Ended December 31, 2012
(In thousands)

	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Series D-1 Preferred Shares Outstanding	Series D-1 Preferred Shares Amount	Series D-2 Preferred Shares Outstanding	Series D-2 Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2010	813	$813	8,380	$6,350	2,211	$2,032					191,489	$1,915		$98,347	$(106,803)	$(534)	$(38)	$2,082
Stock-based employee compensation														804				804
Restricted stock expense														3				3
Forfeiture of restricted stock											(260)	(3)		(9)				(12)
Shares issued for services					195	195												195
Series C preferred shares issued in separation agreement					36	36												36
Issuance of Series C preferred shares for cash					800									800				800
Reclassification of conversion feature associated with the Series B and Series C preferred shares from derivative liability to equity				160		203												363
Financing cost on issuance of Series C preferred shares						(121)												(121)
Accretion of beneficial conversion feature on preferred shares				22		1,132								(1,154)				─
Preferred share dividends, paid in kind	67	67	870	848	305	92								(1,007)				─
Cashless exercise of warrants											6,959	69		(69)				─
Comprehensive loss
Net loss															(4,502)	─		(4,502)
Foreign currency translation adjustment																	(5)	(5)
Total comprehensive loss																		(4,507)
Balances as of December 31, 2011	880	$880	9,250	$7,380	3,547	$3,569	-	$-	-	-	198,188	$1,981		$97,715	$(111,305)	(534)	$(43)	$(357)
Receipt of 6.5M common shares in settlement of the 16b action											(6,500)		(325)					(325)
Series C preferred shares issued in settlement of an indemnification claim related to the 16b settlement					278	417												417
Stock-based employee compensation														461				461
Common shares issued in connection with the cashless exercise of warrants											20,186	202		(202)				─-
Common shares issued in connection with the exercise of warrants for cash											7,439	74		138				212
Common shares issued in connection with the exercise of stock options option for cash											203	2		11				13
Common stock issued as restricted stock											46			2				2
Common shares issued in connection with the conversion of Series B preferred shares			(140)	(140)							3,232	33		107				─
Common shares issued in connection with the conversion of Series C preferred shares					(39)	(39)					1,729	17		22				─
Accretion of beneficial conversion feature on Series C preferred shares issued in settlement of the indemnification claim						417								(417)				─
Series D-1 preferred shares issued in a private placement upon the conversion of short-term debt net of offering expenses of $76							1,110	1,034										1,034
Series D-2 preferred shares issued in a private placement upon the conversion of short-term debt, net of offering expenses of $114									2,179	2,065								2,065
Series D-2 preferred shares issued in a private placement for cash, net of offering expenses of $115									1,082	967								967
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement upon the conversion of short term debt								1,110						(1,110)				─
Accretion of beneficial conversion feature on preferred shares dividends issued in kind				268		385		13						(666)				─-
Preferred share dividends, paid in kind	73	73	948	680	389	4	14	1	41	41				(799)				─
Net loss attributable to non-controlling interest																(2)		(2)
Comprehensive loss:
Net loss															(3,115)			(3115)
Foreign currency translation adjustment																	14	14
Balance as of December 31, 2012	953	$953	10,058	$8,188	4,175	$4,754	1,124	$2,158	3,302	$3,073	224,523	$2,309	$(325)	$95,262	$(114,420)	$(536)	$(29)	$1,387

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,115)	$(4,502)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	459	842
Amortization of debt discount and deferred financing costs	64	3
Stock-based employee compensation	461	804
Restricted stock expense	2	3
Series C preferred shares issued for services	−	195
Series C preferred shares issued in separation agreement	−	36
Series C preferred shares issued in settlement of indemnity claim	417	−
Common Stock received as settlement of 16b claim	(325)	−
(Gain) loss on derivative liability	(211)	113
Forfeiture of restricted stock	−	(12)

Changes in operating assets and liabilities:
Accounts receivable, net	(403)	(195)
Prepaid expenses and other current assets	(44)	16
Accounts payable	(188)	(189)
Accrued compensation	68	(225)
Other accrued liabilities	(93)	48
Deferred revenue	(96)	(192)
Net cash (used for) operating activities	(3,004)	(3,255)

Cash flows from investing activities: Acquisition of property and equipment	(12)	(24)
Capitalized software development costs	-	(72)
Net cash used for investing activities	(12)	(96)

Cash flows from financing activities:
Net proceeds from issuance of short-term debt	2,328	1,100
Net proceeds from issuance of Series C preferred shares	−	679
Net proceeds from issuance of Series D-2 preferred shares	967	−
Proceeds from exercise of warrants for cash	212	−
Proceeds from exercise of stock options	13	−
Principal payments on short term notes payable	(325)	−
Net cash provided by financing activities	3,195	1,779

Effect of exchange rate changes on cash and cash equivalents	−	−

Net increase (decrease) in cash and cash equivalents	179	(1,572)
Cash and cash equivalents at beginning of period	307	1,879
Cash and cash equivalents at end of period	$486	$307

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31
	2012		2011
Supplementary disclosure of cash flow information
Interest paid		$21		$3
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions
Cashless exercise of warrants		$202	$	−
Dividends on preferred shares		$799		$1,007
Conversion of Series B Preferred shares into Common Stock		$140	$	−
Conversion of Series C Preferred Stock into Common Stock		$39	$	−
Debt discount recorded in connection with short-term debt		$64		$20
Conversion of short term notes plus accrued interest into Series D-1 preferred shares		$1,034	$	−
Conversion of short term notes plus accrued interest into Series D-2 preferred shares		$2,065	$	−
Accretion of beneficial conversion feature on Preferred Shares		$2,193		$1,154
Warrants issued for interest recorded as a derivative liability	$	−		$26
Reclassification of beneficial conversion feature	$	−		$363

See accompanying notes to these Consolidated Financial Statements

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne®, Ceremony® Serve, Sign-it® iSign® Console™ and the iSign® toolkits.

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2012, the Company’s accumulated deficit was approximately $114,420.  The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2012, the Company’s cash balance was approximately $486. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In February and March 2012, the Company borrowed $25 and $100 at 10% per annum in the form of demand notes. The February and March notes were repaid in September 2012.

In April 2012, the Company borrowed $1,000 at 10% per annum in the form of unsecured convertible promissory notes, which were due in April 2013. In September 2012, the Company borrowed $1,103 at 10% per annum in the form of unsecured convertible promissory notes due December 31, 2012.

In November 2012, shareholders approved an increase in the Company’s authorized capital and the issuance of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred Stock”; together with the Series D-1 Preferred Stock, the “Series D Preferred Stock”). In November 2012 the Company converted approximately $3,099 of short-term debt and accrued interest, net of offering costs of $190, into shares of Series D Preferred Stock. The Company sold for cash in a private placement, 1,082 of additional shares of Series D Preferred Stock at a purchase price of $1.00 per share and received $967 net of offering costs of $115.

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

Reclassifications:

Certain amounts in the consolidated financial statements for 2011 have been reclassified to conform to the
2012 presentation. These reclassifications have no effect on net income, earnings per share, or cash flows as previously reported.

Use of estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair value measures:

Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in theprincipal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. Our policy on fair value measures requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The policy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2012 and December 31, 2011, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2012 and December 31, 2011, the carrying values of accounts receivable and accounts payable approximated their fair values.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Treasury Stock:

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

Derivatives:

The Company from time to time, enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of Company securities. The Company applies a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The fair value of each derivative estimated each reporting period.

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

Cash and cash equivalents:

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2012	2011
Cash in bank	$486	$281
Money market funds	–	26

Cash and cash equivalents	$486	$307

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions.  The costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  The costs amortized to interest expense amounted to $64 and $3 for the years ended December 31, 2012 and 2011, respectively.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $12 and $17 for the years ended December 31, 2012 and 2011, respectively.

Patents:

Patents are stated at cost less accumulated amortization that, in management’s opinion, does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $365 and $372 for the years ended December 31, 2012 and 2011, respectively. The estimated remaining weighted average useful lives of the patents are 5 years.

Patents:

Future patent amortization is as follows:

Year Ended December 31,
2013	365
2014	357
2015	342
2016	322
Thereafter	269
Total	$1,655

The Company performs intangible asset impairment analysis at least annually in accordance with the relevant accounting guidance. The Company periodically reassesses the lives of its patents and tests for impairment in order to determine whether the book value of each patent exceeds the fair value of each patent. The Company uses the relevant accounting in response to changes in industry and market conditions that affect its patents; the Company then determines if an impairment of its assets has occurred. Fair value is determined by estimating future cash flows from the products that are and will be protected by the patents..

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded in the two years ended December 31, 2012 and 2011, respectively.

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

Share-based payment:

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the single option valuation approach. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The weighted-average fair value of stock-based compensation is based on the single option valuation approach. Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

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

For arrangements with multiple deliverables the Company allocates consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, and Management’s best estimate of the selling prices is used. For the Company’s tangible products containing software and hardware elements that function together and deliver the tangible products’ essential functionality is accounted for under the multiple-element arrangements revenue recognition guidance discussed above.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2012 and 2011 was $15 and $15, respectively.

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

The number of shares of common stock subject to outstanding options, preferred shares on an as converted basis and shares issuable upon exercise of warrants excluded from the calculation of earnings per share are as follows:

For the year ended December 31, 2012, 44,529 shares of Common Stock subject to outstanding options, 6,806 shares of series A-1 Preferred Stock, 232,142 shares of Series B Preferred Stock, 185,572 shares of Series C Preferred Stock, 49,961 shares of Series D-1 Preferred Stock and 66,053 shares of Series D-2 Preferred Stock on an as converted basis and 151,722 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

For the year ended December 31, 2011, 51,353 shares of Common Stock subject to outstanding options, 6,288 shares of series A-1 Preferred Stock, 213,488 shares of Series B Preferred Stock, 157,637 shares of Series C Preferred Stock, on an as converted basis and 182,644 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share because the exercise of such options and warrants would be anti-dilutive.

Foreign currency translation:

The Company considers the functional currency of the Joint Venture, CICC to be the local currency of China, which is the Renminbi (“RMB”) and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each period except for those expenses related to consolidated balance sheet amounts which are translated at historical exchange rates.

Foreign currency translation:

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2012 and 2011 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2005, and state tax examinations for years before 2004. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

component of income tax expense.

Recently issued accounting pronouncement:

Comprehensive Income:

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

2.	Concentrations:

Two customers accounted for 19% and 29%, respectively of total revenue for the year ended December 31, 2012. Two customers accounted for 10% and 28%, respectively, of total revenue for the year ended December 31, 2011.

Two customers accounted for 83% of gross accounts receivable at December 31, 2012. Customer one accounted for 16% and Customer two accounted for 67%. Four customers accounted for 87% of gross accounts receivable at December 31, 2011. Customer one, accounted for 40%, Customer two accounted for 25%, Customer three accounted for 12%, and Customer four accounted for 10%.

For the year ended December 31, 2012, the Company’s sales in the United States as a percentage of total sales were 100%. For the year ended December 31, 2011, the Company’s sales in the United States as a percentage of total sales were 93%. For the years ended December 31, 2012 the Company’s had no export sales. For the year ended December 31, 2011, the Company’s export sales as a percentage of total revenue were approximately 7%. Foreign sales are sales to customers in all countries other than the U.S.

3.	Property plant and equipment:

Property and equipment, net at December 31, consists of the following:

	2012	2011
Machinery and equipment	$1,227	$1,215
Office furniture and fixtures	435	435
Leasehold improvements	90	90
Purchased software	323	323

	2,075	2,063
Less accumulated depreciation and amortization	(2,047)	(2,031

	$28	$32

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

4.	Patents:

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2012	2011
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(5,090)	(4,725)

			$1,655	$2,020

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

During 2012, the Company did not capitalize any software development costs. During 2011, the Company capitalized approximately $72 in software development costs. Amortization of capitalized software development costs for the years ended December 31, 2012 and 2011 was $78 and $446, respectively.

6.	Chinese Joint Venture (Non-Controlling Interest):

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China (the "Agency"). The Joint Venture's business license expires October 18, 2043. There were no significant operations in 2012 or 2011.

The Joint Venture had no revenue for the years ended December 31, 2012 and 2011, respectively.  It had no long-lived assets as of December 31, 2012 and 2011.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

7.	Short-term notes payable:

In February and March 2012, the Company borrowed $25 and $100 from Phoenix Venture Fund LLC, respectively, at 10% per annum in the form of demand notes. All principal and accrued interest was repaid in cash in the amount of $132 in September 2012.

In April 2012, the Company entered into the April 2012 Purchase Agreement with the April 2012 Investors, and issued the April 2012 Notes for $1,000, receiving $982 in cash, net of expenses of $17. In connection with the issuance of the notes, the Company recorded a discount on notes for $64, as the result of the conversion of the notes in November 2012, the discount was fully amortized to interest expense. The April 2012 Notes had an interest at the rate of 10% per annum and a maturity date of April 22, 2013. The April 2012 Notes automatically converted into shares of Series D-2 Preferred Stock at the Final Closing. In connection with the issuance of the April 2012 Notes, the Company also issued to the April 2012 Investors warrants to purchase 5,000 shares of Common Stock at an exercise price of $0.05 per share. The April 2012 Warrants are exercisable for a period of three years from the date of issue. The company ascribed a value of $47 to the April 2012 Warrants, which was recorded as a discount to notes payable and as a derivative liability. In connection with the April 2012 Purchase Agreement, the Company paid $17 in consulting fees and issued an aggregate of 349 warrants at an exercise price of $0.05 per share to two consultants. These warrants are exercisable for three years from the date of issue, and the Company ascribed to them a value of $3, using a modified Black Scholes pricing model with the following assumptions: risk free interest rate of 0.40; expected life of three years; expected volatility of 213%; and a dividend yield of zero. The related warrant value was recorded as a professional service fee expense and as a derivative liability. The April 2012 Notes and accrued interest was automatically converted into shares of Series D-2 Preferred Stock at a price of $1.00 per share upon the consummation of the Final Closing, which occurred on November 15, 2012 for $1,057.

In August and September 2012, the Company borrowed $50 and $50 from Phoenix Banner Holdings LLC, respectively, at 10% per annum in the form of demand notes. All principal and accrued interest was repaid in cash in the amount of $102 from the proceeds of the November 2012 closing.

In September 2012, the Company entered into the September 2012 Subscription Agreements with the September 2012 Investors. Under the terms of the September 2012 Subscription Agreements, the September 2012 Investors purchased approximately $1,103 of September 2012 Notes, and, subject to the satisfaction of certain closing conditions, agreed to purchase at the Final Closing approximately 1,103 shares of Series D-2 Preferred Stock at a purchase price of $1.00 per share. The Company received $778 net of expenses in cash for the September 2012 Notes, and proceeds of $967net of offering costs of $115 for 1,082 of Series D-2 Preferred Stock at the Final Closing. The September 2012 Notes had an interest at the rate of 10% per annum, and a maturity date of December 31, 2012.  The September 2012 Notes and accrued unpaid interest were converted into 1,121 shares of Series D-2 Preferred Stock at a price of $1.00 per share upon the consummation of the Final Closing, which occurred on November 15, 2012. The Series D-2 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.05 per share (subject to adjustment).  The Final Closing was subject to stockholder approvals and the satisfaction of customary closing conditions. A portion of the proceeds from the September 2012 Notes was used to repay approximately $225 in demand notes to a related party and an employee of the Company, and for working capital and general corporate purposes in the ordinary course of business. In connection with the September 2012 Subscription Agreements, the Company, after the Final Closing, the Company issued an aggregate of 294 warrants to four consultants and 3,000 warrants to Phoenix and as a finder’s fee in connection with the financing at an exercise price of $0.05 per share and recorded a derivative liability in the amount of $1 and $7, respectively..

In November 2012, shareholders approved an increase in the Company’s authorized capital and the issuance of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred Stock” together with the Series D-1 Preferred Stock, the “Series D Preferred Stock”). In November 2012 the Company converted approximately $3,099 of short-term debt and accrued interest into shares of Series D Preferred Stock net of offering costs of $190. The Company sold, for cash in a private placement, 1,082 of additional shares of Series D Preferred Stock at a purchase price of $1.00 per share and received $967 net of offering costs of $115.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

7. Short-term notes payable:

On December 2, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “December 2011 Purchase Agreement”) with Philip Sassower, the Company’s Chairman and CEO, and other investors (the “December 2011 Investors”). Under the terms of the December 2011 Purchase Agreement, the Company issued unsecured convertible promissory notes in the aggregate amount of $500 (the “December 2011 Notes”) to the December 2011 Investors.  The December 2011 Notes bear interest at the rate of 10% per annum, and have a maturity date of December 20, 2012.  The December 2011 Notes are also convertible at the option of the December 2011 Investors into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $1.  In connection with the issuance of the December 2011 Notes, the Company also issued to the December 2011 Investors warrants to purchase an aggregate of 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. The company ascribed a value of $13 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.39, expected life of three years, expected volatility of 202%, and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The warrant is exercisable for a period of three years. As of December 31, 2012, the fair value of the warrant was $1. The December 2011Notes and accrued interest were converted into 550 shares Series D-1 Preferred Stock at the November Closing. The remaining discount was amortized to expense.

On September 20, 2011, the Company entered into a Note and Warrant Purchase Agreement (the “September 2011 Purchase Agreement”) with Phoenix Banner Holdings, LLC (the “September 2011 Investor”), an entity affiliated with Phoenix Venture Fund LLC (“Phoenix”), the Company’s largest stockholder. Under the terms of the September 2011 Purchase Agreement, the Company issued an unsecured convertible promissory note in the amount of $500 (the “September 2011 Note”) to the September 2011 Investor.  The September 2011 Note bears interest at the rate of 10% per annum, and had a maturity date of September 20, 2012 which was subsequently amended to extend the due date through December 31, 2012. The September 2011 Note is also convertible at the option of the September 2011 Investor into securities sold in the Company’s next equity financing with gross proceeds to the Company in excess of $1. In connection with the issuance of the September 2011 Note, the Company also issued to the September 2011 Investor a warrant to purchase 5,556 shares of the Company’s Common Stock at an exercise price of $0.0225 per share. On September 20, 2011 the company ascribed a value of $7 to the warrants using a modified Black Scholes pricing model with the following assumptions; risk free interest rate of 0.42, expected life of three years, expected volatility of 204%, and a dividend yield of 0. The warrant value was recorded as a discount to notes payable and as a derivative liability. The warrant is exercisable for a period of three years. As of December 31, 2012, the fair value of the warrant was $9. The September 2011Note and accrued interest were converted into 560 shares of Series D-1 Preferred Stock at the November 2012 closing.

On September 2, 2011 the Company borrowed an aggregate of $100 from Phoenix Venture Fund LLC and an employee of the Company and issued unsecured demand notes to each. These notes are due on demand and bear interest at the rate of 10% per annum. All principal and interest were paid in cash in September 2012, in the amount of $107.

The Company used the net proceeds from the transaction for working capital and general corporate purposes.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2012 and 2011, was $189 and $24, respectively, of which $100 and $21, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the year ended December 31, 2012 and 2011, was $64 and $3, respectively, of which $14 and $3, respectively, was related party expense.

8.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services.  The estimates are for current liabilities that should be extinguished within one year.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

8.	Other accrued liabilities:

The Company had the following other accrued liabilities at December 31:

	2012	2011
Accrued professional services	$12	$96
Rents	23	19
Interest	–	21
Other	115	107
Total	$150	$243

9.	Derivative liability:

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

The Company determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”) required liability classification because of certain provisions that may have resulted in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at December 31, 2012 and December 31, 2011 was insignificant.

In 2010, the Company issued 8,048 shares of Series B Preferred Stock and 2,211 shares of Series C Preferred Stock. The Company determined that the embedded conversion feature on these shares required liability classification due to the impact the anti-dilution provisions could have had on the number of shares issuable upon conversion. The aggregate fair value of the embedded conversion feature on the Series B Preferred Stock and the Series C Preferred Stock was approximately $309 at December 31, 2010. In March, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock by amending the anti-dilution provisions. As a result of these amendments, the Series B Preferred Stock and Series C Preferred Stock no longer required liability classification.  On the date of these amendments, the Company revalued the conversion features on these shares, resulting in a loss of $47, and reclassified the derivative value to equity, resulting in a decrease in the derivative liability of $363.

In March 2011, the Company issued fee warrants to related parties to purchase 1,778 shares of common stock in connection with a private placement sale of 800 shares of Series C Preferred Stock and recorded a derivative liability of $4 at March 30, 2011.The fair market value of the derivative liability at December 31, 2012, was $3.

In August 2011, the Company issued 1,000 warrants as part of consulting agreements and recorded a derivative liability. The Company ascribed a value of $1 to the warrants using a modified Black Scholes pricing model with the following assumptions: risk free interest rate of 7%, expected life of three years, expected volatility of 190%, and a dividend yield of 0. The warrants have a three year life and expire on August 11, 2014. As of December 31, 2012, the fair value of the warrants was $2.

The Company issued an aggregate of 8,643 warrants related to the bridge financings in April and November 2012. Included in the April 2012 warrants were 349 warrants issued as finder’s fees. The November warrants issued included 3,000 warrants issued to related parties as administrative fees and 294 warrants issued as finder’s fees. The warrants were valued using a modified Black Scholes pricing model. Additional information with respect to these warrants is presented in the table below.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

9.	Derivative liability:

Issue Date	Number of warrants issued	Exercise price	Risk free interest rate	Expected life	Expected volatility	Dividend yield	Derivative liability value on date of issue
4/23/2012	5,349	$0.05	1.78%	3 years	205.3%	$–	$50
11/15/2012	3,294	$0.05	1.58%	3 years	202.2%	$–	$8

The fair value of the outstanding derivative liabilities at December 31, 2012, and December 31, 2011, was $128 and $281, respectively.

The Company uses a discounted Black-Scholes pricing model to calculate the fair value of its preferred share and warrant liabilities. Key assumptions used to apply these models are as follows:

	December 31, 2012	December 31, 2011
Expected term	0.3 to 2.80 years	0.5 to 2.90 years
Volatility	205.3%	204.7% - 315.2%
Risk-free interest rate	1.78	0.06 – 0.36%
Dividend yield	0%	0%

Fair value measurements:

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2012, are as follows:

Derivative Liability
Balance at January 1, 2011	$281
Additional liabilities recorded related to warrants issued for services	55
Additional liabilities recorded related to warrants issued for services	3
Gain on derivative liability	(211)
Balance at December 31, 2012	$128

Assets and liabilities measured at fair value as of December 31, 2012, are as follows:

	Value at December 31, 2012	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$128	$ −	$ −	$ 128

10.	Stockholders' equity:

Common stock options:

At December 31, 2012, the Company has two stock-based employee compensation plans, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The Company may also grants options to employees, directors and consultants outside of the 2009 and 2011 Stock Compensation Plans under individual plans.

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

The options had a seven year term and generally vested quarterly over three years. As of December 31, 2012, 345 plan options were outstanding and 345 plan options were exercisable with a weighted average exercise price of $0.389 per share.

The 2009 Stock Compensation Plan was adopted by the Board of Directors on July 1, 2009. Non-qualified options under the 2009 Stock Compensation Plan can be granted to employees, officers, and consultants of the Company. There were 7,000 shares of Common Stock authorized for issuance under the 2009 Stock Compensation Plan. The options have a term of three to seven years and can vest immediately or quarterly over three years, as defined. As of December 31, 2012, 425 plan options were outstanding, and 379 plan options were exercisable with a weighted average exercise price of $0.105 per share.

The 2011 Stock Compensation Plan was adopted by the Board of Directors on January 28, 2011. Incentive and non-qualified options under the 2011 Stock Compensation Plan can be granted to employees, officers, and consultants of the Company. In November 2012, shareholder approved an increase in the number of shares from 50,000 shares to 100,000 shares of Common Stock authorized for issuance under the 2011 Stock Compensation Plan. The options have a term seven years and can vest immediately or quarterly over three years, as defined. As of December 31, 2012, 43,609 plan options were outstanding, and 22,445 plan options were exercisable with a weighted average exercise price of $0.0464 per share.

The Company has issued options under individual plans to its employees and directors. The individual plan options generally vest over four years or pro rata quarterly over three years. Non-plan options are generally exercisable over a period not to exceed seven years. As of December 31, 2012, 150 non-plan options were outstanding and 150 non-plan options were exercisable with a weighted average exercise price of $0.192 per share.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the single option valuation approach.  Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Risk free interest rate	0.62% - 5.11%	0.62% - 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% - 180.36%	93.63% - 147.4%
Expected dividends	None	None
Estimated average forfeiture rate	10%	11%

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the years ended December 31, 2012 and 2011. The Company granted 2,500 options at a weighted average exercise price of $0.06 per share with a valuation of $43 on the date of grant. There were 203 stock option exercised for cash proceeds of $13 during the year ended December 31, 2012. There were no stock options exercised during the year ended December 31, 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Research and development	$206	$347
Sales and marketing	91	161
General and administrative	137	204
Director options	27	92
Stock-based compensation expense included in operating expenses	$461	$804

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity:

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2012.

The summary activity under the Company’s 2011 and 2009 Stock Compensation Plans, the 1999 Option Plan and Individual Plans is as follows:
	December 31, 2012			December 31, 2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	51,353	$0.09			10,028	$0.33
Granted	2,500	$0.06			44,971	$0.05
Exercised	(203)	$0.07	$2		─	─	$-
Forfeited/ Cancelled	(9,121)	$0.26			(3,645)	$0.27

Outstanding at period end	44,529	$0.05		3.2	51,353	$0.09		3.2

Options vested and exercisable at period end	23,319	$0.05		2.6	14,539	$0.19		2.6

Weighted average grant-date fair value of options granted during the period	$0.06				$0.05

Valuation and Expense Information:

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	44,472	5.3	$0.05	23,262	$0.05
$0.51 – $1.00	44	0.7	$0.79	44	$0.79
$1.01 – $2.00	13	0.2	$1.75	13	$1.75
	44,529			23,319

A summary of the status of the Company’s non-vested shares as of December 31, 2012 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	36,814	$0.05
Granted	2,500	$0.06
Forfeited	(2,149)	$0.18
Vested	(15,955)	$0.20
Non-vested	21,210	$0.05

As of December 31, 2012, there was $187 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the same provisions outlined above, which may have a material impact on the Company’s financial statements.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity:

As of December 31, 2012, 44,529 shares of common stock were reserved for issuance upon exercise of outstanding options.

Treasury Stock:

The Company received 6,500 shares of its Common Stock having a fair value under the cost method of $325 in January 2012, in settlement of a 16b suit brought by a shareholder against Phoenix Venture Fund, LLC. At December 31, 2012, the total value of treasury stock was $325.

Preferred Shares:

The Company has five series of Preferred Stock; Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock Series D-1 Preferred Stock and Series D-2 Preferred Stock.

The Company has amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock. The Company solicited its stockholders and its stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 1,050,000 to 1,536,000 (the “Charter Amendment”).  Of these authorized shares, 1,500,000 have been designated as Common Stock, 2,000 as Series A-1 Preferred Stock, 14,000 as Series B Preferred Stock, 9,000 as Series C Preferred Stock, 3,000 as Series D-1 Preferred Stock and 8,000 as Series D-2 Preferred Stock.  The Charter Amendment allows the Company to and have additional shares of stock available for possible future capital raising activities as approved by the Board of Directors.

The Company has amended and restated the Certificates of Designation for the Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to, among other things, subordinate the Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, in terms of dividend rights, liquidation preferences and other rights, to the Series D Preferred Stock.  Holders of at least a majority of the shares of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have approved the amendment and restatement of the Certificate of Designation applicable to such holders.

In March, 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. Under the amendments, in the event additional stock is issued at a price lower than the conversion price then in effect, the new conversion price of the Series B Preferred Stock or Series C Preferred Stock cannot be (A) lower than the average closing market price for the Common Stock for the twenty (20) trading days prior to the closing date of a transaction requiring an adjustment in the conversion price (the “Market Price”) or (B) greater than the conversion price then in effect. The amendments were approved by the Company’s Board of Directors and the necessary majorities of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and were filed with the Delaware Secretary of State on March 31, 2011. As of December 31, 2012 and 2011, the Company issued $73 and $67 in Dividends on its Series A-1 Preferred Stock, respectively. If the outstanding Series A-1 Preferred Stock had been converted in it entirety on December 31, 2012, the Company would have issued 6,806 shares of Common Stock. As od December 31, 2012 and 2011, the Company had 953 and 880 shares of Series A-1 Preferred Stock outstanding, respectively.

The Company’s Preferred Stock is more fully described below.

Series A-1 Preferred Stock

The Series A-1 Preferred Stock carry an eight percent (8%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series A-1 Preferred Stock, have a liquidation preference over Common Stock of one dollar ($1.00) per share and are convertible into shares of Common Stock at the conversion price of fourteen cents ($0.14) per share.  If all outstanding shares of Series A-1 Preferred Stock were to convert to Common Stock, the Company would issue 6,807 shares of Common Stock. The Series A-1 Preferred Stock are convertible any time after June 30, 2008.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity:

In connection with the closing of the June 2008 financing transaction, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement each dated as of June 5, 2008.  Under the Securities Purchase Agreement, in exchange for the cancellation of $995 in principal amount and $45 of interest accrued thereon of the Company’s aggregate outstanding $2,071 in existing debt and interest accrued thereon through May 31, 2008, the Company issued to the holders of such debt an aggregate of 1,040 shares of the Company’s Series A Cumulative Convertible Preferred Stock, which shares were subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Preferred Stock.

Series B Preferred Stock

The shares of Series B Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional shares of Series B Preferred Stock, and have a liquidation preference over shares of Series A-1 Preferred Stock and Common Stock of $1.50 per share. The shares of Series B Preferred Stock were convertible into shares of Common Stock at an initial conversion price of six cents per share. When the Company issued Series C Preferred Stock at the lower price less of $0.0225 per share, the Series B Preferred Stock conversion price was adjusted downwards to $0.0433 per share. Consequently, the number of shares of Common Stock that would be issued upon conversion of the outstanding shares of Series B Preferred Stock is higher after the adjustment. The shares of Series B Preferred Stock are convertible at any time.

On August 5, 2010, the Company completed the conversion of all of the Company’s outstanding indebtedness and issued 6,608 shares of Series B Preferred Stock in accordance with the executed Exchange Agreement entered into with Phoenix and certain other holders of the Company’s indebtedness (the “Recapitalization”). In accordance with the executed Stock Purchase Agreement the Company issued an additional 1,440 shares of Series B Preferred Stock for proceeds of $1,440, net of expenses of $437 (the “Series B Financing”). The Company paid approximately $143 in expenses to a third party in connection with the financing. The expenses were recorded as a charge to additional paid in capital. The proceeds were used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the Recapitalization and Series B Financing.

In January and March 2012, a total of 140 shares of Series B Preferred Stock were converted and the Company issued 3,232 shares of Common Stock. The Company issued 948 and 870 shares of Series B Preferred Stock in payment of dividends for year ended December 31, 2012, and 2011, respectively. The Company recorded a beneficial conversion feature associated with the issuance of the Series B Preferred dividends of $268 and $22, for the year ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there are 10,058 and 9,250 shares of Series B Preferred Stock outstanding, respectively. If the outstanding Series B Preferred Stock had been converted in its entirety on December 31, 2012, the Company would have issued 232,142 shares of Common Stock.

Series C Preferred Stock

The shares of Series C Preferred Stock carry a ten percent (10%) annual dividend, payable quarterly in arrears in cash or in additional Series C Preferred Stock, and have liquidation preference that is senior to shares of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Common Stock, pursuant to which holders of shares of Series C Preferred Stock will receive liquidating distributions in the amount of $1.50 per share plus any accrued dividends. After receipt of the liquidation preference on the Company’s series of Preferred Stock, the shares of Series C Preferred Stock and Series B Preferred Stock also are entitled to participate pro rata on an as-converted basis with the shares of Common Stock in any remaining liquidation proceeds. The shares of Series C Preferred Stock are convertible into Common Stock at any time at an initial conversion price of $0.0225 per share, subject to adjustment for stock dividends, splits, combinations and similar events and, with certain exceptions, the issuance of additional securities at a purchase price less than the then current conversion price of the Series C Preferred Stock.

During 2011, the Company issued 195 shares of its Series C Preferred Stock and warrants to purchase 8,622 shares of Common Stock, as part of a professional service agreement with FirstGlobal Partners LLC (“FGP”). William Keiper, CIC’s President and Chief Operating Officer, is Managing Director of FGP.  These shares of Series C Preferred Stock and warrants are convertible into Common Stock under the same terms discussed above.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity:

In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock to modify the anti-dilution provisions. Under the amendments, in the event additional stock is issued at a price lower than the conversion price then in effect, the new conversion price of the Series B Preferred Stock or Series C Preferred Stock cannot be (A) lower than the average closing market price for the Common Stock for the twenty (20) trading days prior to the closing date of a transaction requiring an adjustment in the conversion price (the “Market Price”) or (B) greater than the conversion price then in effect. The amendments were approved by the Company’s Board of Directors and the necessary majorities of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and were filed with the Delaware Secretary of State on March 31, 2011. As a result of the amendments, the Company reclassified $363 from derivative liabilities for 160 and 203 of Preferred Series B and C Preferred Stock.

In March 2011, the Company sold an additional 800 shares of Series C Preferred Stock for proceeds of $800, net of $121 in expenses, of which $50 went to SG Phoenix, LLC in payment of an administrative fee and $71 in expenses to third parties in connection with the financing. The Company recorded a beneficial conversion feature of $800 related to the intrinsic value of the conversion feature of the shares of Series C Preferred Stock.

In March 2012, the Company issue 278 shares of Series C Preferred Stock valued at $417 in settlement of the indemnification claim brought by Phoenix, resulting from the settlement of a 16b claim in January 2012 brought by a Company shareholder against Phoenix, certain affiliates of Phoenix and the Company as a nominal defendant. The Company booked a $418 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock at March 31, 2012.

On August 10, 2011, the Company issued 36 shares of its Series C Preferred Stock and warrants to purchase 1,624 shares of Common Stock to its former President as part of a separation agreement.

In September 2012, an investor converted 39 shares of Series C Preferred Stock into 1,729 shares of the Company’s Common Stock.

The Company issued 389 and 305 shares of Series C Preferred Stock in payment of dividends for the years ended December 31, 2012 and 2011, respectively. The Company recorded a beneficial conversion feature associated with the issuance of the Series C Preferred Stock dividends of $385 and $198for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there are 4,175 shares of Series C Preferred Stock outstanding. If the outstanding shares of Series C Preferred Stock were converted in their entirety, the Company would issue 185,572 shares of Common Stock.

Series D Preferred Stock

The material terms of the Series D-1 Preferred Stock and Series D-2 Preferred Stock, other than the initial conversion price, are essentially the same. The Series D-1 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.225 per share (subject to adjustment) and the Series D-2 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.05 per share (subject to adjustment). The Series D Preferred Stock accrues dividends at the rate of 10% per annum and will receive liquidating distributions in the amount of $1.00 per share plus any accrued dividends. Generally, the Series D Preferred Stock votes together on an as converted basis with the holders of Common Stock and the holders of Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. In addition, the Series D Preferred Stock enjoys protective provisions similar to those provided to the holders of Series C Preferred Stock. The Series D Preferred Stock ranks senior to the Company’s outstanding shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Common Stock with respect to dividend rights and liquidation preferences. The Company issued 14 and 41 shares of Series D-1 and D-2 Preferred Stock in payment of dividends for year ended December 31, 2012.  The Company recorded a beneficial conversion feature associated with the issuance of the Series D-1 Preferred dividends of $13 for the year ended December 31, 2012. As of December 31, 2012, there are 1,124 and 3,302 shares of Series D-1 and D-2 Preferred Stock outstanding, respectively. If the outstanding Series D-1 and D-2 Preferred Stock had been converted in its entirety on December 31, 2012, the Company would have issued 49,961 and 66,053 shares of Common Stock.

f-24

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

10.	Stockholders' equity:

Warrants:

During 2012, 28,511 warrants were exercised on a cashless basis and the Company issued 20,186 shares of Common Stock in exchange for such exercise. During 2012, the Company issued 7,439 shares of common stock for the exercise 6,651 warrants for $212 in cash. During 2011, 12,222 warrants were exercised on a cashless basis and the Company issued 5,239 shares of common stock in exchange for such exercise.

In 2102, the Company issued 5,349 warrants in connection with the April 2012 Notes. The Company issued 3,000 warrants to related parties and 294 warrants to unrelated parties as finder’s fees associated with the November Financing. In 2011, the Company issued 8,667 warrants to a related party for services, 18,833 and 32,235warrants to related parties and others, respectively, in connections with the issuance of additional 800 shares of Series C Preferred Stock in March and the December 2011 Note Financings. At December 31, 2012, 151,722 shares of common stock were reserved for issuance upon exercise of outstanding warrants.

A summary of the warrants is as follows:

	December 31, 2012		December 31, 2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	182,644	$0.0261	135,131	$0.0274
Issued	8,643	$0.0500	59,735	$0.0064
Exercised	(35,162)	$0.0264	(12,222)	$0.0011
Forfeited	−	−	−	−
Expired	(4,403)	−	−	−
Outstanding at end of period	151,722	$(0.0269)	182,644	$0.0261
Exercisable at end of period	151,722	$0.0269	182,644	$0.0261

A summary of the status of the warrants outstanding as of December 31, 2012 is as follows:

	December 31, 2012
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share	Shares Exercisable

12,670	0.51	$0.0433	12,670
130,409	1.05	$0.0225	130,409
8,643	2.56	$0.0500	8,643
151,722	1.12	$0.0269	151,722

Restricted Share Grants

The Company issued 46 restricted shares during the twelve months ended December 31, 2012. As part of the Recapitalization in 2010, the Company issued restricted shares to four employees in exchange for reductions in their respective salaries payable in cash. The number of shares issued was calculated based on the amount of the annual salary reduction divided by $0.06 per share. As of December 31, 2012, the company had issued 452 shares of restricted stock in connection with the recapitalization. No other restricted shares will be issued in connection with the 2010 recapitalization.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

11.	Commitments & Contingencies:

Lease commitments:

The Company currently leases its principal facilities in Redwood Shores, California, pursuant to a sublease that expires in 2016. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $275, and $271, in 2012 and 2011, respectively.

	Payments due by period
Contractual obligations	Total	2013	2014	2015	2016	Thereafter
Operating lease commitments	1,100	275	284	292	249	-

12.	Income taxes:

As of December 31, 2012, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $64,182. The net operating loss carry-forwards expire between 2016 and 2032. The Company also had federal research and investment tax credit carry-forwards of approximately $165 that expire at various dates through 2017. The Company also has state net operating loss carry-forwards available to reduce taxable income of approximately $31,200. The net operating loss carry-forwards expire between 2016 through 2031.

Deferred tax assets and liabilities at December 31, consist of the following:
	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$28,243	$25,796
Credit carry-forwards	165	128
Deferred income	399	514
Intangibles	484	839
Other, net	74	120

Total deferred tax assets	29,365	27,397

Valuation allowance	(29,365)	(27,397)

Net deferred tax assets	-	-

Income tax benefit differs from the expected statutory rate as follows:

	2012	2011
Expected federal income tax benefit	$(1,534)	$(1,150)
State income tax benefit	(195)	(299)
Other	(239)	(248)
Change in valuation allowance	1,968	1,697
Income tax benefit	$–	$–

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

EXHIBIT 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip S. Sassower, certify that:

1. I have reviewed this report on Form 10-K of Communication Intelligence Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 1, 2013
/s/ Philip S. Sassower
Chairman, Chief Executive Officer
(Principal Executive Officer)

F-

EXHIBIT 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrea Goren, certify that:

1. I have reviewed this report on Form 10-K of Communication Intelligence Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report)  that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 1, 2013
/s/ Andrea Goren
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip S. Sassower, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Communication Intelligence Corporation on Form 10-K for the year ended December 31, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Communication Intelligence Corporation.

Date:           April 1, 2013

By: /s/ Philip S. Sassower
Chairman and Chief Executive Officer
(Principal Executive Officer)

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Communication Intelligence Corporation and will be retained by Communication Intelligence Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by Communication Intelligence Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that Communication Intelligence Corporation specifically incorporates it by reference.

F-

Exhibit 32.2

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrea Goren, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Communication Intelligence Corporation on Form 10-K for the year ended December 31, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Communication Intelligence Corporation.

Date:           April 1, 2013

By: /s/ Andrea Goren
Chief Financial Officer
(Principal Financial Officer)

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Communication Intelligence Corporation and will be retained by Communication Intelligence Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by Communication Intelligence Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that Communication Intelligence Corporation specifically incorporates it by reference.

F-