Form 10-Q
period 2013-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2013-05-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      March 31, 2013

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

Number of shares outstanding of the issuer's Common Stock, as of May 15, 2013: 225,824,328.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31,	December 31,
	2013	2012
Assets	Unaudited
Current assets:
Cash and cash equivalents	$197	$486
Accounts receivable, net of allowance of $32 at March 31, 2013 and $27 at December 31, 2012	110	701
Prepaid expenses and other current assets	64	73
Total current assets	371	1,260
Property and equipment, net	26	28
Patents, net	1,563	1,655
Other assets	29	29
Total assets	$1,989	$2,972

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	149	75
Accrued compensation	248	289
Other accrued liabilities	150	150
Deferred revenue	586	569
Total current liabilities	1,133	1,083
Deferred revenue long-term	194	249
Deferred rent	112	125
Derivative liability	64	128
Total liabilities	1,503	1,585
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 972 and 953 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, ($972 liquidation preference at March 31, 2013)	972	953
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 10,307and 10,058 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, ($15,460 liquidation preference at March 31, 2013)	8,436	8,188
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 4,278 and 4,175 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, ($6,417 liquidation preference at March 31, 2013)	4,813	4,754
Series D-1 Preferred Stock, $.01 par value; 3,000 shares authorized; 1,152 and 1,124 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, ($1,152 liquidation preference at March 31, 2013)	2,174	2,158
Series D-2 Preferred Stock, $.01 par value; 8,000 shares authorized; 3,384 and 3,302 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively, ($3,384 liquidation preference at March 31, 2013)	3,155	3,073
Common Stock, $.01 par value; 1,500,000 shares authorized; 232,324 issued, 225,824 outstanding at March 31, 2013 and 231,023 shares issued and 224,523 shares outstanding at December 31, 2012	2,322	2,309
Treasury shares, 6,500 shares at March 31, 2013 and December 31, 2012, respectively	(325)	(325)
Additional paid in capital	95,107	95,262
Accumulated deficit	(115,617)	(114,420)
Accumulated other comprehensive loss	(15)	(29)
Total CIC stockholders' equity	1,022	1,923
Non-Controlling interest	(536)	(536)
Total Stockholders’ equity	486	1,387
Total liabilities and stockholders' equity	$1,989	$2,972

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Revenue:
Product	$71	$513
Maintenance	164	154
Total revenue	235	667

Operating costs and expenses:

Cost of sales:
Product	5	67
Maintenance	73	22
Research and development	512	472
Sales and marketing	309	387
General and administrative	596	491
Total operating costs and expenses	1,495	1,439

Loss from operations	(1,260)	(772)

Other expense, net	(1)	(4)
Interest expense:
Related party	−	(27)
Other	−	(3)
Amortization of loan discount:
Related party	−	(4)
Other	−	(1)
Gain (loss) on derivative liability	64	(8)
Net loss	(1,197)	(819)

Accretion of beneficial conversion feature, Preferred Stock:
Related party	(33)	(578)
Other	(22)	(81)

Preferred stock dividends:
Related party	(229)	(68)
Other	(194)	(23)
Income tax	-	-
Net loss before controlling interest	(1,675)	(1,569)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to common stockholders’	$(1,675)	$(1,569)
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	255,781	219,184

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(1,197)	$(819)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	14	(2)
Total comprehensive loss	$(1,183)	$(821)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,197)	$(819)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	96	162
Amortization of debt discount and deferred financing costs	−	5
Stock-based employee compensation	254	151
Series C Preferred Stock issued in settlement of indemnityclaim	−	417
Common Stock received as settlement of 16b claim	−	(325)
Loss on derivative liability	(64)	8
Changes in operating assets and liabilities:
Accounts receivable	591	74
Prepaid expenses and other assets	9	(23)
Accounts payable	74	65
Accrued compensation	(41)	36
Other accrued liabilities		(104)
Deferred revenue	(38)	20
Net cash used for operating activities	(316)	(333)

Cash flows from investing activities: Acquisition of property and equipment	(2)	−
Net cash used for investing activities	(2)	−

Cash flows from financing activities:
Proceeds from issuance of short-term debt	−	125
Proceeds from exercise of warrants for cash	29	213
Proceeds from exercise of stock options	−	9
Net cash provided by financing activities	29	347

Effect of exchange rate changes on cash and cash equivalents	−	1

Net decrease in cash and cash equivalents	(289)	15
Cash and cash equivalents at beginning of period	486	307
Cash and cash equivalents at end of period	$197	$322

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2013		2012
Supplementary disclosure of cash flow information
Interest paid	$	−	$	−
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions:
Dividends on Preferred Stock		$423		$91
Accretion of beneficial conversion feature on convertiblePreferred Stock		$55		$659
Cashless exercise of warrants	$	−		$202
Conversion of Series B Preferred Stock into Common Stock	$	−		$140

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and summary of significant accounting policies

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling” technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne® Ceremony® Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, Sign-it® and the iSign® toolkits.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2013, the Company’s accumulated deficit was approximately $115,617, and for the three months ended March 31, 2013, the Company had incurred a loss of $1,197. The Company also has a working capital deficit at March 31, 2013, of approximately $762. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2013, the Company’s cash balance was approximately $197. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Treasury Stock

Shares of Common Stock returned to, or repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (Common Stock, paid-in capital in excess of par, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. Any deficiency is charged to retained earnings (unless paid-in capital from previous treasury share transactions exists, in which case the deficiency is charged to that account, with any excess charged to retained earnings). At March 31, 2013, the total value of treasury stock was $325.

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

2.         Concentrations

Three customers accounted for 72% of accounts receivable at March 31, 2013. Customer one accounted for 17%, customer two accounted for 18%, and customer three accounted for 37%. Four customers accounted for 91% of total accounts receivable at March 31, 2012. Customer four accounted for 10%, customer three accounted for 12%, customer five accounted for 14% and customer six accounted for 55% of total accounts receivable.

Two customers accounted for 30% of total revenue for the three months ended March 31, 2013. Customer one accounted for 15% and customer 2 accounted for 15%. One customer accounted for 64% of total revenue for the three months ended March 31, 2012.

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

Management completed an analysis of the Company’s patents as of December 31, 2012. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three months ended March 31, 2013, and therefore concluded that no impairment in the carrying values of the patents existed at March 31, 2013.

Amortization of patent costs was $92 for the three months ended March 31, 2013 and $91 for the three months ended March 31, 2012, respectively.

Intangible Assets

The following table summarizes intangible assets (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization

Amortizable intangible assets:
Patents	$6,746	$(5,183)	$6,746	$(5,091)

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

4.	Derivative liability

The Company has determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”) require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion.  The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at March 31, 2013, and December 31, 2012, was insignificant.

In December 2010, the Company determined that the embedded conversion feature of its Series B Participating Convertible Preferred Stock (the “Series B Preferred Stock”) and Series C Participating Convertible Preferred Stock (the “Series C Preferred Stock”) required liability classification due to the impact the anti-dilution provisions could have had on the number of shares issuable upon conversion. In March 2011, the Company amended its Amended and Restated Certificate of Designation for its Series B Preferred Stock and its Certificate of Designation for its Series C Preferred Stock by amending the anti-dilution provisions. Under the amendments, in the event additional stock is issued at a price lower than the conversion price then in effect, the new conversion price of the Series B and/or Series C Preferred Stock cannot be (A) lower than the average closing market price for the Common Stock for the twenty (20) trading days prior to the closing date of a transaction requiring an adjustment in the conversion price or (B) greater than the conversion price then in effect. The amendments were approved by the Company’s Board of Directors and the necessary majorities of the Company’s Series A-1, Series B and Series C Preferred Stock, and were filed with the Delaware Secretary of State on March 31, 2011. As a result of these amendments, the Series B Preferred Stock and Series C Preferred Stock no longer require liability classification.

The fair value of the outstanding derivative liabilities at March 31, 2013, and December 31, 2012, was $64 and $128, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant derivative liabilities. Key assumptions used to apply these models are as follows:

	March 31, 2013	December 31, 2012
Expected term	0.1 to 2.60 years	0.3 to 2.80 years
Volatility	208.9%	205.3%
Risk-free interest rate	1.87%	1.78%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of March 31, 2013, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$ 64	$ −	$ −	$ 64

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at March 31, 2013, and December 31, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Changes in the fair market value of the Level 3 derivative liability for the three month period ended March 31, 2013 are as follows:

Derivative Liability
Balance at January 1, 2013	$128
Gain on derivative liability	(64)
Balance at March 31, 2013	$64

5.	Net loss per share

The Company calculates basic net loss per share, based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

For the three months ended March 31, 2013, 70,270 shares of Common Stock subject to outstanding options, 6,941 shares of Series A-1 Preferred Stock, 237,866 shares of Series B Preferred Stock, 190,146 shares of Series C Preferred Stock, 51,193 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 67,682 shares of Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred Stock” and, together with the Series D-1 Preferred Stock, the “Series D Preferred Stock”) on an as converted basis and 149,022 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants would be anti-dilutive.

For the three months ended March 31, 2012, 50,238 shares of Common Stock subject to outstanding options, 6,412 shares of Series A-1 Preferred Stock, 215,492 shares of Series B Preferred Stock and 173,952 shares of Series C Preferred Stock on an as converted basis and 147,482 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants would be anti-dilutive.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

5.	Net loss per share

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended
	March 31,	March 31,
	2013	2012
Numerator-basic and diluted net loss	$(1,675)	$(1,569)
Denominator-basic or diluted weighted average number of common shares outstanding	255,781	219,184
Net loss per share – basic and diluted	$(0.01)	$(0.01)

6.	Equity

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the single option valuation approach. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2013 and 2012, was approximately 9.73% and 9.59%, respectively, based on historical data.

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

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Risk free interest rate	0.04% – 5.11%	0.62% – 5.11%
Expected term (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% – 198.38%	93.63% – 147.41%
Expected dividends	None	None

The Company granted 26,241 stock options during the three months ended March 31, 2013, at a weighted average exercise price of $0.04 per share. No stock options were exercised during the three month period ended March 31, 2013.

During the three months ended March 31, 2012, a total of 132 stock options were exercised for $9 in cash at a weighted average price of $0.07 per share. No stock options were granted during the month period ended March 31, 2012.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three months ended March 31:

	2013	2012
Research and development	$68	$70
Sales and marketing	25	21
General and administrative	146	51
Director	15	9
Total Stock-based compensation	$254	$151

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity

A summary of option activity under the Company’s plans as of March 31, 2013 and 2012 is as follows:

	2013				2012
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	44,529	$0.05		$2,230	51,353	$0.09		$4,450-
Granted	26,241	$0.04		$1,179	-	$-		$-
Exercised	-	$-		$-	(132)	$0.07		$2
Forfeited or expired	(500)	$0.09		$43	(983)	$0.06		$64
Outstanding at March 31	70,270	$0.05	5.75	$3,367	50,238	$0.09	5.47	$4,377
Vested and expected to vest at March 31	70,270	$0.05	5.05	$3,367	50,238	$0.09	5.47	$4,377
Exercisable at March 31	27,036	$0.05	5.05	$1,043	18,510	$0.16	4.31	$2,942

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.07 – $0.50	70,232	5.76	$0.05	26,998	$0.05
0.51 – 1.00	38	0.50	$0.75	38	$0.75
	70,270	5.75	$0.05	27,036	$0.05

A summary of the status of the Company’s non-vested shares as of March 31, 2013, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	21,210	$0.05
Granted	26,241	$0.04
Exercised	−	$0.00
Forfeited	(277)	$0.03
Vested	(3,940)	$0.05
Non-vested at March 31, 2013	43,234	$0.04

As of March 31, 2013, there was $704 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 3.3 years.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity

Preferred Stock

Information with respect to the class of Preferred Stock is as follows:

Class of Preferred Stock	Issue Date	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Current Period Dividends in Kind	Shares of Preferred Stock Converted into Common Stock	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	May 2008	8%	Quarterly in Arrears	$1.00	$0.1400	19	146	972	6,943
Series B	August 2010	10%	Quarterly in Arrears	$1.50	$0.0433	248	140	10,307	238,037
Series C	December/March 2011	10%	Quarterly in Arrears	$1.50	$0.0225	103	39	4,278	190,133
Series D-1	November 2012	10%	Quarterly in Arrears	$1.00	$0.0225	28	─	1,152	51,200
Series D-2	November 2012	10%	Quarterly in Arrears	$1.00	$0.0500	81	─	3,384	67,680

Series A-1 Preferred Stock

In May 2008, the Company issued shares of the Company’s Series A Cumulative Convertible Preferred Stock in exchange for certain debt. The Series A Cumulative Convertible Preferred Stock was subsequently exchanged in October 2008 for an equivalent number of shares of Series A-1 Preferred Stock. The shares of Series A-1 Preferred Stock are convertible any time and are subordinate to the Series B, Series C and Series D Preferred Stock.

Series B Preferred Stock

In August 2010, the Company completed the conversion of all of its outstanding indebtedness and issued shares of Series B Preferred Stock in accordance with an executed Exchange Agreement entered into with Phoenix Venture Fund LLC and certain other holders of the Company’s indebtedness (the “Recapitalization”). The Company sold additional shares of Series B Preferred Stock for cash (the “Series B Financing”) in addition to the conversion of its outstanding debt. The proceeds were used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the Recapitalization and Series B Financing. The shares of Series B Preferred Stock are convertible at any time and are subordinate to the Series C and Series D Preferred Stock.

Series C Preferred Stock

In December 2010, the Company completed the sale of shares of Series C Preferred Stock through a Securities Purchase Agreement with Phoenix Venture Fund LLC and certain other investors The proceeds were used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock. The shares of Series C Preferred Stock are convertible into Common Stock at any time and are subordinate to the Series D Preferred Stock.

In March 2011, the Company issued shares of its Series C Preferred Stock and warrants to purchase shares of Common Stock to its President as part of a professional service agreement. In addition the Company sold additional shares of Series C Preferred Stock for cash.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity

In March 2012, the Company issued 278 shares of Series C Preferred Stock valued at $417 in settlement of an indemnification claim brought by Phoenix Venture Fund LLC, resulting from the settlement of a 16b claim in January 2012 brought by a Company shareholder against Phoenix Venture Fund LLC, certain affiliates and the Company, as a nominal defendant. The Company booked a $418 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock.

Series D Preferred Stock

In November 2012, shareholders approved an increase in the Company’s authorized capital and the issuance of Series D-1 and Series D-2 Convertible Preferred Stock. In November 2012, the Company converted approximately $3,099 of short-term debt and accrued interest into shares of Series D Preferred Stock net of offering costs of $190. The Company sold, for cash in a private placement, 1,082 of additional shares of Series D-2 Preferred Stock at a purchase price of $1.00 per share and received $967 net of offering costs of $115. The material terms of the Series D-1 and Series D-2 Preferred Stock, other than the initial conversion price, are essentially the same. The shares of Series D Preferred Stock are convertible at any time and rank senior to the Company’s outstanding shares of Series A-1, Series B and Series C Preferred Stock, and of Common Stock with respect to dividend rights and liquidation preferences.

Preferred Stock Voting and Other Rights

Generally, the Company’s Preferred Stock votes together on an as converted basis with the holders of Common Stock. In addition, the Company’s Preferred Stock enjoys certain protective provisions, a liquidation preference and anti-dilution protection that are similar to one another.

Warrants

Series C Preferred Stock Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010 and March 31, 2011 received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. In February and March 2012, 28,678 warrants were exercised by holders of the Series C Preferred Stock warrants. Of these warrants exercised, 6,222 were exercised for cash for which the Company received $140 and 22,456 were exercised on a cashless basis. The Company issued 23,928 shares of Common Stock related to these exercises. If the remaining outstanding Series C Warrants are exercised in their entirety, the Company would issue 122,060 shares of Common Stock.

Other Warrants

In January 2013, 1,300 warrants were exercised for cash. In February and March 2012, 6,484 warrants were exercised by the holders of the warrants other than the Series C Preferred Stock warrants described above. At March 31, 2013, 26,962 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants, in addition to the 122,060 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity

A summary of the warrant activity is as follows:

	March 31, 2013		December 31, 2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	151,722	$0.0269	182,644	$0.0261
Issued	−	−	8,643	$0.0500
Exercised	(1,300)	$0.0280	(35,162)	$0.0264
Expired	(1,400)	$0.0225	4,403	−
Outstanding at end of period	149,022	$0.0257	151,722	$0.0269
Exercisable at end of period	149,022	$0.0257	151,722	$0.0269

A summary of the status of the warrants outstanding and exercisable as of March 31, 2013, is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

11,270	0.30	$0.0433
129,109	0.82	$0.0225
8,643	2.31	$0.0500
149,022	0.88	$0.0257

7.	Subsequent event

On April 18, 2013, the Company borrowed $250 from Phoenix Banner Holdings LLC, in the form of a 10% demand note. The cash is being used for working capital purposes.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2012, net losses attributable to common stockholders aggregated approximately $12,772, and, at March 31, 2013, the Company's accumulated deficit was approximately $115,617.

For the three months ended March 31, 2013, total revenue was $235, a decrease of $432, or 65%, compared to total revenue of $667 in the prior year period. The decrease in revenue is primarily attributable to delays in the timing of the Company’s sales opportunities for the quarter.

For the three months ended March 31, 2013, the loss from operations was $1,260, an increase of $488, or 63%, compared with a loss from operations of $772 in the prior year period. The increase in the loss from operations is primarily attributable to the decrease of $432, or 65% in revenue and an increase of $56, or 4% in operating expenses including cost of sales compared to the prior year period. Non-operating expense, including the beneficial conversion feature on the Company’s Preferred Stock, with and exercise price less than the closing market price (Series C and Series D-1 Preferred Stock), issued as

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

dividends in kind, for the three months ended March 31, 2013, was $55, a decrease of $604, or 92%, compared to a beneficial conversion feature of $659 in the prior year period. The decrease is due primarily to a $418 beneficial conversion feature recorded in March 2012, on the 278 shares of Series C Preferred Stock issued to Phoenix Venture Fund LLC in settlement of the indemnification claim resulting from the settlement of a 16b claim in January 2012 brought by a Company shareholder against Phoenix Venture Fund LLC, certain affiliates and the Company as a nominal defendant..

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Form 10-K.

Effect of Recent Accounting Pronouncement

In the first quarter of 2013, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2013, product revenue was $71, a decrease of $442, or 86%, compared to product revenue of $513 in the prior year period. The decrease in product revenue is primarily due to delays in the timing of the Company’s sales opportunities for the quarter. For the three months ended March 31, 2013, maintenance revenue was $164, an increase of $10, or 6%, compared to maintenance revenue of $154 in the prior year period. The increase in maintenance revenue is primarily due to the increase in product revenue in 2012.

Cost of Sales

For the three months ended March 31, 2013, cost of sales was $78, a decrease of $11, or 12%, compared to cost of sales of $89 in the prior year period. The decrease in cost of sales is primarily attributable to a decrease of $66, or 100% in capital software amortization, compared to the prior year period, partially offset by an increase of $51, or 213%, in direct engineering costs associated with maintenance activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2013, research and development expense was $512, an increase of $40 or 8%, compared to research and development expense of $472 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses.  Salaries and related expense increased $51, or 12% compared to the prior year period due to an increase in head count of two engineers and salary increases in the second half of the prior year.  In addition other general engineering expenses including travel, services and subscriptions and allocated facilities expense increased $62, or 298%compared to the prior year period, due to increased expenses related to customer support and new product development. The above increases were offset by greater allocations of engineering expense charged to cost of sales and decreases in outside engineering services totaling $51 and $22, respectively, compared to the prior year period.

Sales and Marketing Expenses

For the three months ended March 31, 2013 sales and marketing expense was $309, a decrease of $78, or 20%, compared to $387 in the prior year period.  The decrease in sales and marketing was due to a decrease of $47 in commissions as a result of the lower sales in the current period and a $30 reduction in other marketing expenses primarily due to reductions in allocated facilities expenses and engineering support compared to the prior year period.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

General and Administrative Expenses

For the three months ended March 31, 2013, general and administrative expenses was $596, an increase of $105, or 21% compared to general and administrative expenses of $491 in the prior year period. The increase was primarily due to an increase of $99, or 163% in stock compensation expense related to options grants to employees and administrative consultants in January 2013.  This increase was offset by reductions in professional services of $28, or 12%, compared to the prior year period.  Other general corporate expenses increased $38, or 8%, primarily related to directors and officers insurance expense and annual administrative fees associated with the inactive joint venture, compared to the prior year period.

Interest expense

For the three months ended March 31, 2013, interest expense was $0, a decrease of $30, or 100%, compared to interest expense of $30 in the prior year period. The decrease is the result of the conversion of the previously outstanding convertible notes and the payment of demand notes in November 2012.

For the three months ended March 31, 2013, the gain on derivative liability was $64, an increase of $72, or 900%, compared to the loss on derivative liability of $8 in the prior year period. The gain on derivative liability is primarily due to the decrease in the number of derivatives through the exercise of warrants during February and March of 2012, and a $0.01 reduction in the closing market price of the Company’s Common Stock at March 31, 2013, compared to the closing market price of the Company’s Common Stock at December 31, 2012.

For the three months ended March 31, 2013, accretion of the beneficial conversion feature on the Company’s Preferred Stock, with and exercise price less than the closing market price (Series C and Series D-1 Preferred Stock), issued as dividends in kind was $55, a decrease of $604, or 92%, compared to $659 in the prior year period. The decrease is due to a $418 beneficial conversion feature recorded in March 2012, on the 278 shares of Series C Preferred Stock issued to Phoenix Venture Fund LLC in settlement of the indemnification claim resulting from the settlement of a 16b claim in January 2012 brought by a Company shareholder against Phoenix Venture Fund LLC, certain affiliates and the Company as a nominal defendant. The accretion of the Series C and Series D-1 Preferred Stock issued as dividends in kind and associated with related parties at March 31, 2013, was $33 and the non-related party expense was $22, compared to accretion of the Series B and Series C Preferred Stock issued as dividends in kind and associated with related parties of $578 and the non-related party expense was $81, in the prior year period.

Liquidity and Capital Resources

At March 31, 2013, cash and cash equivalents totaled $197 compared to cash and cash equivalents of $486 at December 31, 2012. The decrease in cash was primarily due to cash used by operations of $316 and investing activities of $2, offset by cash provided by financing activities of $29.  At March 31, 2013, total current assets were $371, compared to total current assets of $1,260 at December 31, 2012. At March 31, 2013, the Company's principal sources of funds included its cash and cash equivalents aggregated $197.

At March 31, 2013, accounts receivable net, was $110, a decrease of $591, or 84%, compared to accounts receivable net of $701 at December 31, 2012. The decrease is due primarily to the collection of accounts receivable from the fourth quarter 2012 billings and the decrease in sales during the three months ended March 31, 2013.

At March 31, 2013, prepaid expenses and other current assets were $64, a decrease of $9, or 12%, compared to prepaid expenses and other current assets of $73 at December 31, 2012. The decrease is due primarily to a write off in prepaid insurance premiums for the current year.

At March 31, 2013, accounts payable were $149, an increase of $74, or 99%, compared to accounts payable of $75 at December 31, 2012. The increase is due primarily to an increase in professional service and engineering fees.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

 At March 31, 2013, accrued compensation was $248, a decrease of $41, or 14%, compared to accrued compensation of $289 at December 31, 2012.  The decrease is due primarily to the decrease in the commission accrual on sales during the month of March 2013, compared to December 31, 2012.

At March 31, 2013, total current liabilities were $1,133, an increase of $50, or 5%, compared to total current liabilities of $1,083 at December 31, 2012. At March 31, 2013, current deferred revenue was $586, an increase of $17, or 3%, compared to current deferred revenue of $569 at December 31, 2012. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

For the three months ended March 31, 2013, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock. For the three months ended March 31, 2013, the Company issued an aggregate of 19 shares of Series A-1 Preferred Stock, 248 shares of Series B Preferred Stock, 103 shares of Series C Preferred Stock, 28 shares of Series D-1 Preferred Stock and 81 shares of Series D-2 Preferred Stock in payment of dividends.

Interest expense associated with the Company’s indebtedness for the three months ended March 31, 2013, and 2012, was $0 and $30, respectively, of which $0 and $27, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the three months ended March 31, 2013 and 2012, was $0 and $5, respectively, of which $0 and $4, respectively, was related party expense.

The Company had the following material commitments as of March 31, 2013:

Contractual obligations	Total	2013	2014	2015	2016	Thereafter
Operating lease commitments (2)	1,032	207	284	292	249	-

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2013.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2013 and 2012, foreign currency translation gains and losses were insignificant.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation as of the end of period covered by this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

operation of its internal control over financial reporting pursuant to applicable rules under the Securities Exchange Act of 1934, as amended.  In making this assessment, the Company’s management used the criteria established in “Internal Control, Integrated Framework” issued by the Committee Sponsoring Organization of the Treadway Commission (COSO). In performing this assessment, management identified the following material weaknesses:

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

Based on its assessment, our management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-Q. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements as required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 15, 2013	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)