Form 10-Q
period 2013-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2013-08-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      June 30, 2013

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

Number of shares outstanding of the issuer's Common Stock, as of August 14, 2013: 225,824,328.

.
PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30,	December 31,
	2013	2012
Assets	Unaudited
Current assets:
Cash and cash equivalents	$406	$486
Accounts receivable, net of allowance of $28 at June 30, 2013 and $27 at December 31, 2012	161	701
Prepaid expenses and other current assets	22	73

Total current assets	589	1,260

Property and equipment, net	24	28
Patents, net	1,472	1,655
Other assets	29	29

Total assets	$2,114	$2,972

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	203	75
Accrued compensation	253	289
Other accrued liabilities	169	150
Deferred revenue	545	569

Total current liabilities	1,170	1,083
Deferred revenue long-term	144	249
Deferred rent	106	125
Derivative liability	63	128
Total liabilities	1,483	1,585
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 991 and 953 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, ($991 liquidation preference at June 30, 2013)	991	953
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 10,564 and10,058 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, ($15,846 liquidation preference at June 30, 2013)	8,693	8,188
Series C Preferred Stock, $.01 par value; 4,100 shares authorized; 4,385 and 4,175 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, ($6,577 liquidation preference at June 30, 2013)	4,836	4,754
Series D-1 Preferred Stock, $.01 par value; 3,000 shares authorized; 1,413 and 1,124 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, ($1,413 liquidation preference at June 30, 2013)	2,570	2,158
Series D-2 Preferred Stock, $.01 par value; 8,000 shares authorized; 4,400 and 3,302 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively, ($4,400 liquidation preference at June 30, 2013)	4,171	3,073
Common Stock, $.01 par value; 1,500,000 shares authorized; 232,324 issued, 225,824 outstanding at June 30, 2013 and 231,023 shares issued and 224,523 shares outstanding at December 31, 2012	2,322	2,309
Treasury shares, 6,500 shares at June 30, 2013 and December 31, 2012, respectively	(325)	(325)
Additional paid in capital	94,722	95,262
Accumulated deficit	(116,798)	(114,420)
Accumulated other comprehensive loss	(15)	(29)
Total CIC stockholders' equity	1,167	1,923
Non-Controlling interest	(536)	(536)
Total Stockholders’ equity	631	1,387
Total liabilities and stockholders' equity	$2,114	$2,972

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Product	$93	$364	$164	$876
Maintenance	170	161	334	315
Total Revenue	263	525	498	1,191

Operating costs and expenses:

Cost of sales:
Product	5	155	9	222
Maintenance	76	16	150	38
Research and development	580	333	1,092	805
Sales and marketing	284	343	594	730
General and administrative	496	472	1,092	963
Total operating costs and expenses	1,441	1,319	2,937	2,758

Loss from operations	(1,178)	(794)	(2,439)	(1,567)

Other expense, net	(1)	(2)	(1)	(6)
Interest expense:
Related party	(3)	(31)	(3)	(58)
Other	─	(20)	─	(23)
Amortization of loan discount and deferred financing:
Related party	─	(4)	─	(8)
Other	─	(8)	─	(9)
Gain on derivative liability	1	113	65	106
Net loss	(1,181)	(746)	(2,378)	(1,565)

Accretion of beneficial conversion feature, Preferred shares:
Related party	(107)	(96)	(140)	(674)
Other	(159)	(62)	(181)	(141)

Preferred stock dividends:
Related party	(208)	(144)	(437)	(213)
Other	(195)	(47)	(389)	(70)
Income tax	─	─	─	─
Net loss before controlling interest	(1,850)	(1,095)	(3,525)	(2,663)
Net loss attributable to non-controlling interest	─	─	─	─
Net loss attributable to commonstockholders	$(1,850)	$(1,095)	$(3,525)	$(2,663)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding, basic and diluted	225,824	222,474	225,803	222,260

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss:	$(1,181)	$(746)	$(2,378)	$(1,565)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	─	6	14	4
Total comprehensive loss	$(1,181)	(740)	$(2,364)	$(1,561)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,378)	$(1,565)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	191	271
Amortization of debt discount and deferred financing costs	─	18
Stock-based employee compensation	429	267
Restricted stock expense	─	3
Series C Preferred Shares issued in settlement of indemnity claim	─	417
Common Stock received as settlement of 16b claim	─	(325)
Warrants issued for services	─	3
Gain on derivative liability	(65)	(106)
Changes in operating assets and liabilities:
Accounts receivable	540	(39)
Prepaid expenses and other assets	51	(4)
Accounts payable	128	(20)
Accrued compensation	(36)	30
Other accrued liabilities	16	(80)
Deferred revenue	(130)	(21)
Net cash used for operating activities	(1,254)	(1,151)

Cash flows from investing activities: Acquisition of property and equipment	(5)	(3)
Net cash used for investing activities	(5)	(3)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	250	1,125
Proceeds from exercise of warrants for cash	29	213
Proceeds from exercise of stock options	─	10
Proceeds from Issuance of Series D-1 Preferred shares	230	−
Proceeds from issuance of Series D-2 Preferred shares	920	−
Payments on short term debt	(250)	−
Net cash provided by financing activities	1,179	1,348

Effect of exchange rate changes on cash and cash equivalents	−	−

Net (decrease) increase in cash and cash equivalents	(80)	194
Cash and cash equivalents at beginning of period	486	307
Cash and cash equivalents at end of period	$406	$501

See accompanying notes to these Condensed Concolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Six Months Ended June 30,
	2013		2012
Supplementary disclosure of cash flow information
Interest paid		$2	$	−
Income tax paid	$	−	$	−

Non-cash financing and investing transactions
Dividends on preferred shares		$826		$283
Accretion of beneficial conversion feature on preferred shares		$321		$815
Cashless exercise of warrants	$	─		$202
Conversion of Series B Preferred Stock into Common Stock	$	─		$140
Conversion of Series C Preferred Stock into Common Stock	$	─		$39

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company’s accumulated deficit was approximately $116,798, and for the six months ended June 30, 2013, the Company had incurred a net loss of $2,378. The Company also has a working capital deficit at June 30, 2013, of approximately $581. The Company has primarily met its working capital needs through the issuance of debt and sale of equity securities. As of June 30, 2013, the Company’s cash balance was approximately $406. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
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

Treasury Stock

Shares of Common Stock returned to, or repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (Common Stock, paid-in capital in excess of par, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. Any deficiency is charged to retained earnings (unless paid-in capital from previous treasury share transactions exists, in which case the deficiency is charged to that account, with any excess charged to retained earnings). At June 30, 2013, the total value of treasury stock was $325.

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
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

2.         Concentrations

Three customers accounted for 81% of gross accounts receivable at June 30, 2013. Customer #1 accounted for 13%, Customer #2 accounted for 14% and Customer #3 accounted for 54%, respectively. Two customers accounted for 81% of gross accounts receivable at June 30, 2012.  Customer #2 accounted for 24% and Customer #3 accounted for 57%, respectively.

Two customers accounted for 27% of total revenue for the three months ended June 30, 2013. Customer #1 accounted for 13% and Customer #2 accounted for 14%. Two customers accounted for 49% of total revenue for the three months ended June 30, 2012. Customer #3 accounted for 33% and Customer #4 accounted for 16%.

Two customers accounted for 28% of total revenue for the six months ended June 30, 2013. Each customer accounted for 14% of total revenue. Two customers accounted for 22% of total revenue for the six months ended June 30, 2012. Customer #4 accounted for 7% and Customer #3 accounted for 15% of total revenue.

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

Management completed an analysis of the Company’s patents as of December 31, 2012. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three and six months ended June 30, 2013, and therefore concluded that no impairment in the carrying values of the patents existed at June 30, 2013.

Amortization of patent costs was $91 and $183 for the three and six-month periods ended June 30, 2013 and $91 and $184 for the three and six month periods ended June 30, 2012, respectively.

Intangible Assets

The following table summarizes intangible assets:

	June 30, 2013		December 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization
Amortizable intangible assets:
Patents	$6,746	$(5,274)	$6,746	$(5,091)

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
FORM 10-Q

4.         Derivative liability

The Company has determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”) require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion. The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at June 30, 2013, and December 31, 2012, was insignificant.

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

The fair value of the outstanding derivative liabilities at June 30, 2013, and December 31, 2012, was $63 and $128, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant derivative liabilities. Key assumptions used to apply these models are as follows:

	June 30, 2013	December 31, 2012
Expected term	0.1 to 2.3 years	0.3 to 2.8 years
Volatility	204.6%	205.3%
Risk-free interest rate	2.49%	1.78%
Dividend yield	0%	0%

Fair value measurements:

Assets and liabilities measured at fair value as of June 30, 2013, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$63	$ −	$ −	$63

The fair value framework requires a categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at June 30, 2013, and December 31, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Changes in the fair market value of the Level 3 derivative liability for the six-month period ended June 30, 2013 are as follows:

Derivative Liability
Balance at January 1, 2013	$128
Gain on derivative liability	(65)
Balance at June 30, 2013	$63

5.	Net loss per share

The Company calculates basic net loss per share, based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

For the six months ended June 30, 2013, 70,472 shares of Common Stock subject to outstanding options, 7,079 shares of Series A-1 Preferred Stock, 243,796 shares of Series B Preferred Stock, 194,888 shares of Series C Preferred Stock, 62,818 shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and 87,997 shares of Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred Stock” and, together with the Series D-1 Preferred Stock, the “Series D Preferred Stock”) on an as converted basis and 135,359 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants would be anti-dilutive.

For the six months ended June 30, 2012, 47,903 shares of Common Stock subject to outstanding options, 6,540 shares of Series A-1 Preferred Stock, 220,865 shares of Series B Preferred Stock and 176,600 shares of Series C Preferred Stock on an as converted basis and 149,893 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants would be anti-dilutive.

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
FORM 10-Q

5.	Net loss per share

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Numerator-basic and diluted net loss	$(1,850)	$(1,095)	$(3,525)	$(2,663)
Denominator-basic or diluted weighted average number of common shares outstanding	225,824	222,474	225,803	222,260
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

6.	Equity

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the single option valuation approach. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2013 and 2012, was approximately 9.73% and 9.66%, respectively, based on historical data.

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

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Risk free interest rate	0.39% – 5.11%	0.62% – 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% –198.38%	91.99% – 154.08%
Expected dividends	None	None

The Company granted 26,554 stock options during the three and six months ended June 30, 2013. There were no stock options exercised during the three and six months ended June 30, 2013.

The Company granted 1,500 stock options during the three and six months ended June 30, 2012, 153 stock options were exercised and the Company issued 46 restricted shares of Common Stock.

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
FORM 10-Q

6.	Equity

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$49	$52	$245	$121
Sales and marketing	17	24	117	43
General and administrative	100	37	42	87
Director options	10	7	25	16
Stock-based compensation expense	$176	$120	$429	$267

A summary of option activity under the Company’s plans as of June 30, 2013 and 2012 is as follows:

	2013				2012
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	44,529	$0.05		$2,230	51,353	$0.09		$4,449
Granted	26,554	$0.04		$1,188	1,500	$0.06		$90
Exercised	-	$-		$-	(153)	$0.06		$(2)
Forfeited or expired	(610)	$0.14		$(85)	(4,797)	$0.34		$(1,654)
Outstanding at June 30	70,473	$0.05	5.51	$3,333	47,903	$0.06	5.59	$2,876
Vested and expected to vest at June 30	63,615	$0.05	5.51	$3,009	43,276	$0.06	5.59	$2,598
Exercisable at June 30	33,083	$0.05	4.94	$1,638	18,649	$0.08	5.01	$1,531

The following tables summarize significant ranges of outstanding and exercisable options as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.02 – $0.50	70,435	5.5	$0.05	33,045	$0.05
0.51 – 1.00	38	0.2	$0.75	38	$0.75
	70,473	5.5	$0.05	33,083	$0.05

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
FORM 10-Q

6.	Equity

A summary of the status of the Company’s non-vested shares as of June 30, 2013, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	21,210	$0.05
Granted	26,554	$0.04
Forfeited	(277)	$0.03
Vested	(10,098)	$0.05
Non-vested at June 30, 2013	37,389	$0.05

As of June 30, 2013, there was $534 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 1.3 years.

Preferred Shares

Information with respect to the class of Preferred Stock at June 30, 2013 is as follows:

Class of Preferred Stock	Issue Date	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	YTD Dividend Shares in Kind	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	May 2008	8%	Quarterly in Arrears	$1.00	$0.1400	38	991	7,079
Series B	August 2010	10%	Quarterly in Arrears	$1.50	$0.0433	505	10,564	243,797
Series C	December/March 2011	10%	Quarterly in Arrears	$1.50	$0.0225	210	4,385	194,889
Series D-1	November 2012/May 2013	10%	Quarterly in Arrears	$1.00	$0.0225	59	1,413	62,800
Series D-2	November 2012/May 2013	10%	Quarterly in Arrears	$1.00	$0.0500	177	4,400	88,000

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

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
FORM 10-Q

6.	Equity

associated with the Recapitalization and Series B Financing. The shares of Series B Preferred Stock are convertible at any time and are subordinate to the Series C and Series D Preferred Stock.

Series C Preferred Stock

In December 2010, the Company completed the sale of shares of Series C Preferred Stock through a Securities Purchase Agreement with Phoenix Venture Fund LLC and certain other investors. The proceeds were used for working capital and general corporate purposes, in each case in the ordinary course of business, and to pay fees and expenses associated with the sale of the Series C Preferred Stock. The shares of Series C Preferred Stock are convertible into Common Stock at any time and are subordinate to the Series D Preferred Stock.

In March 2011, the Company issued shares of its Series C Preferred Stock and warrants to purchase shares of Common Stock to its President as part of a professional services agreement. In addition the Company sold additional shares of Series C Preferred Stock for cash.

In March 2012, the Company issued 278 shares of Series C Preferred Stock valued at $417 in settlement of an indemnification claim brought by Phoenix Venture Fund LLC, resulting from the settlement of a 16b claim in January 2012 brought by a Company stockholder against Phoenix Venture Fund LLC, certain affiliates and the Company, as a nominal defendant. The Company booked a $418 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock.

Series D Preferred Stock

In November 2012, stockholders approved an increase in the Company’s authorized capital and the issuance of Series D-1 and Series D-2 Convertible Preferred Stock.

In May 2013, the Company completed a private placement of 230 units of Series D Preferred Stock consisting of one (1) share of Series D-1 Preferred Stock and four (4) shares of Series D-2 Preferred Stock. The Series D-1 Preferred Stock can convert to Common Stock at a price of $0.0225 per share, and the Series D-2 Preferred Stock can convert to Common Stock at a price of $0.05 per share. The private placement provided $1,150 in proceeds to the Company. The proceeds are being used for general working capital purposes and to repay a bridge loan that was secured in April 2013 from Phoenix Banner Holdings LLC in the amount of $250 plus $2 in accrued interest.

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

Communication Intelligence Corporation
Notes to Unausited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
FORM 10-Q

6.	Equity

Warrants

Series C Preferred Stock Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010 and March 31, 2011 received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. In February and March 2012, 28,678 warrants were exercised by holders of the Series C Preferred Stock warrants. Of these warrants exercised, 6,222 were exercised for cash for which the Company received $140 and 22,456 were exercised on a cashless basis. The Company issued 23,928 shares of Common Stock related to these exercises. If the remaining outstanding Series C Warrants are exercised in their entirety, the Company would issue 107,623 shares of Common Stock.

Other Warrants

In January 2013, 1,300 warrants were exercised for cash. In February and March 2012, 6,484 warrants were exercised by the holders of the warrants other than the Series C Preferred Stock warrants described above. At June 30, 2013, 27,736 shares of Common Stock were reserved for issuance upon exercise of outstanding warrants, in addition to the 107,623 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

A summary of the warrant activity is as follows:

	June 30, 2013		December 31, 2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	151,722	$0.0269	182,644	$0.0261
Issued	−	−	8,643	$0.0500
Exercised	(1,300)	$0.0225	(35,162)	$0.0264
Expired	(15,063)	$0.0343	(4,403)	−
Outstanding at end of period	135,359	$0.0252	151,722	$0.0269
Exercisable at end of period	135,359	$0.0252	151,722	$0.0269

A summary of the status of the warrants outstanding and exercisable as of June 30, 2013, is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

6,024	0.14	$0.0433
120,691	0.64	$0.0225
8,643	2.11	$0.0500
135,359	0.71	$0.0252

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2012, net losses attributable to common stockholders aggregated approximately $12,772, and, at June 30, 2013, the Company's accumulated deficit was approximately $116,798.

During the three months ended June 30, 2013, the Company completed a private placement of 230 units of Series D Preferred Stock consisting of one (1) share of Series D-1 Preferred Stock and four (4) shares of Series D-2 Preferred Stock. The private placement provided $1,150 in proceeds to the Company. The proceeds are being used for general working capital purposes and to repay a bridge loan from Phoenix Banner Holdings LLC in the amount of $250 plus $2 in accrued interest.

For the three months ended June 30, 2013, total revenue was $263, a decrease of $262, or 50%, compared to total revenue of $525 in the prior year period. For the six months ended June 30, 2013, total revenue was $498, a decrease of $693, or 58%, compared to total revenue of $1,191 in the prior year period. These decreases in revenue are primarily attributable to delays in the timing of the Company’s sales opportunities for the quarter and six months, respectively.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

For the three months ended June 30, 2013, the loss from operations was $1,178, an increase of $384, or 48%, compared with a loss from operations of $794 in the prior year period. The increase in the loss for the three months ended June 30, 2013 was due to decrease in sales of $262, or 50%, and an increase of $122, or 9%, in operating costs and expenses compared to the prior year. For the six months ended June 30, 2013, the loss from operations was $2,439, an increase of $872, or 56%, compared with a loss from operations of $1,567 in the prior year period. The increase in the loss from operations for the six months ended June 30, 2013, is primarily attributable to a decrease in sales of $693, or 58%, and an increase of $179, or 6%, in operating costs and expenses compared to the prior year period.

Non-operating expense for the three months ended June 30, 2013, was $3, an increase of $51, or 106%, compared to non-operating income of $48 in the prior year period. The increase in non-expenses for the three-months ended June 30, 2013, was primarily due to a decrease of $112, or 99%, in gains on derivative liabilities compared to the prior year period. Non-operating income for the six months ended June 30, 2013, was $61, an increase of $59, or 2,950%, compared to non-operating income of $2 in the prior year. The increase in non-operating income for the six-months ended June 30, 2013, was primarily due to a decrease in interest expense and loan discount amortization of $95, or 97%, compared to the prior year period.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Form 10-K.

Effect of Recent Accounting Pronouncements

In the second quarter of fiscal 2013, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended June 30, 2013, product revenue was $93, a decrease of $271, or 74%, compared to product revenue of $364 in the prior year period.  The decrease in revenue is primarily attributable to delays in the timing of the Company’s sales opportunities for the quarter. For the three months ended June 30, 2013, maintenance revenue was $170, an increase of $9, or 6%, compared to maintenance revenue of $161 in the prior year period. This increase is primarily due to new maintenance contracts entered into during the last twelve months.

For the six months ended June 30, 2013, product revenue was $164, a decrease of $712, or 81%, compared to product revenue of $876 in the prior year period. The decrease in product revenue is primarily due to delays in the timing of the Company’s sales opportunities for the first half of 2013.  For the six months ended June 30, 2013, maintenance revenue was $334, an increase of $19, or 6%, compared to maintenance revenue of $315 in the prior year period.  The increase in maintenance revenue is primarily due to new maintenance contracts entered into during the last twelve months.

Cost of Sales

For the three months ended June 30, 2013, cost of sales was $81, a decrease of $90, or 53%, compared to cost of sales of $171 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to revenue generating contracts recognized during the three months ended June 30, 2013, compared to the prior year period.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

For the six months ended June 30, 2013, cost of sales was $159, a decrease of $101, or 39%, compared to cost of sales of $260 in the prior year period. The decrease in cost of sales was due primarily to reduced amortization of previously capitalized software development costs, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2013, research and development expense was $580, an increase of $247, or 74%, compared to research and development expense of $333 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $247 increase were $148, or 100%, increase in professional service expenses associated with product development and a reduction of $81, or 52%, in engineering expense transferred to cost of sales related to revenue generating contracts compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations for the three months ended June 30, 2013, was $702, an increase of $174, or 33%, compared to $528 in the prior year period. The increase in gross expenses is primarily due to professional services discussed above. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

For the six months ended June 30, 2013, research and development expense was $1,092, an increase of $287, or 36%, compared to research and development expense of $805 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations, for the six months ended June 30, 2013, were $1,331, an increase of $244, or 22%, compared to $1,087 in the prior year period. The increase in research and development expense for the six-months ended June 30, 2013, resulted from an increase in head count by one senior level engineer, and from the same factors discussed for the three month period above, compared to the prior year period.

Sales and Marketing Expense

For the three months ended June 30, 2013, sales and marketing expense was $284, a decrease of $59, or 17%, compared to sales and marketing expense of $343 in the prior year period. For the six months ended June 30, 2013, sales and marketing expenses was $594, a decrease of $136, or 19%, compared to sales and marketing expense of $730 in the prior year period. The decreases were primarily attributable to reductions in commissions due to lower sales, as well as to lower professional services and other administrative expenses.

General and Administrative Expense

For the three months ended June 30, 2013, general and administrative expense was $496, an increase of $24, or 5%, compared to general and administrative expense of $472 in the prior year period. The increase was primarily due to an increase in stock option expense. The increase in stock option expense was partially offset by reductions in other administrative expenses.

For the six months ended June 30, 2013, general and administrative expense was $1,092, an increase of $129, or 13%, compared to general and administrative expense of $963 in the prior year period. The increase was primarily due to the same factors discussed for the three-month period above.

Interest expense

For the three months ended June 30, 2013, interest expense was $3, a decrease of $48, or 94%, compared to interest expense of $51 in the prior year period. For the six months ended June 30, 2013, interest expense was $3, a decrease of $78, or 96%, compared to interest expense of $81 in the prior year period. The decreases resulted from the conversion of previously outstanding convertible notes and the payment of demand notes.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

For the three months ended June 30, 2013, amortization of loan discount and deferred financing expense was $0, a decrease of $12, or 100%, compared to amortization of loan discount and deferred financing expense of $12 in the prior year period. For the six months ended June 30, 2013, amortization of loan discount and deferred financing expense was $0, a decrease of $17, or 100%, compared to amortization of loan discount and deferred financing expense of $0 in the prior year period. The decrease is the result of fully amortizing the remaining cost of warrants issued with the above mentioned convertible notes through the time of conversion in November 2012.

For the three months ended June 30, 2013, the gain on derivative liability was $1, a decrease of $112, or 99%, compared to the gain on derivative liability of $113 in the prior year period. For the six months ended June 30, 2013, the gain on derivative liability was $65, a decrease of $41, or 39%, compared to a gain on derivative liability of $106 in the prior year period. The decreases in the gains on derivative liability are primarily due to the exercise and expiration of warrants and a minimal change in the closing price of the Company’s Common Stock at December 31, 2012.

For the three months ended June 30, 2013, accretion of the beneficial conversion feature on the Company’s Preferred Stock with an exercise price less than the closing market price on June 28, 2013 (Series C and Series D-1 Preferred Stock) was $266, an increase of $108, or 68%, compared to $158 in the prior year period. The increase is primarily due to the accretion of $158 of beneficial conversion feature on the issuance of Series D-1 Preferred Stock in a private placement closed in May 2013.

For the six months ended June 30, 2013, accretion of beneficial conversion feature on the Company’s Preferred Stock with an exercise price less than the closing market price (Series B, Series C and Series D-1 Preferred Stock) was $321, a decrease of $494, or 61%, compared to $815 in the prior year period. The decrease is primarily due to a $418 beneficial conversion feature recorded in March 2012, on the 278 shares of Series C Preferred Stock issued to Phoenix Venture Fund LLC in settlement of the indemnification claim resulting from the settlement of a 16b claim in January 2012 brought by a Company stockholder against Phoenix Venture Fund LLC, certain affiliates and the Company as a nominal defendant.

The Company recorded dividends on shares of the its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock in kind. For the three months ended June 30, 2013, dividends on shares of Preferred Stock were $403, an increase of $212, or 111% compared to $191 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock in November 2012 and May 2013.

For the six months ended June 30, 2013, dividends on shares of Preferred Stock were $826, an increase of $543, or 192%, compared to $283 in the prior year period. The increase was primarily due to the issuance of the above mentioned shares of Series C Preferred Stock to Phoenix Venture Fund LLC in settlement of an indemnification claim, and the issuance of the May 2013 shares of Series D Preferred Stock discussed above.

Liquidity and Capital Resources

At June 30, 2013, cash and cash equivalents totaled $406, compared to cash and cash equivalents of $486 at December 31, 2012. The increase in cash was primarily due to net cash provided by financing activities of $1,179 offset by net cash used in operating activities of $1,254 and investing activities of $5.  At June 30, 2013, total current assets were $589, compared to total current assets of $1,260 at December 31, 2012. At June 30, 2013, the Company's principal sources of funds included its cash and cash equivalents aggregated $406.

At June 30, 2013, accounts receivable net, was $161, a decrease of $540, or 77%, compared to accounts receivable net of $701 at December 31, 2012. The decrease is due primarily to the collection of accounts receivable from the fourth quarter 2012 billings and the decrease in sales during the three months ended June 30, 2013.

At June 30, 2013, prepaid expenses and other current assets were $22, a decrease of $51, or 70%, compared to prepaid expenses and other current assets of $73 at December 31, 2012. The decrease is due primarily to expensing the prepaid annual insurance premiums.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

At June 30, 2013, accounts payable were $203, an increase of $128, or 171%, compared to accounts payable of $75 at December 31, 2012. The increase is due primarily to an increase in professional service and engineering fees.  At June 30, 2013, accrued compensation was $253, a decrease of $36, or 12%, compared to accrued compensation of $289 at December 31, 2012.  The decrease is due primarily to a decrease in sales commission accruals.

At June 30, 2013, total current liabilities were $1,170, an increase of $87, or 8%, compared to total current liabilities of $1,083 at December 31, 2012. At June 30, 2013, current deferred revenue was $545, a decrease of $24, or 4%, compared to current deferred revenue of $569 at December 31, 2012. Deferred revenue is recorded when the Company receives advance payment from its customers and primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum.

In May 2013, the Company completed a private placement of 230,000 units of Series D Preferred Stock. Each unit consisted of one (1) share of Series D-1 Preferred Stock and four (4) shares of Series D-2 Preferred Stock. The Series D-1 Preferred Stock can convert to Common Stock at a price of $0.0225 per share, and the Series D-2 Preferred Stock can convert to Common Stock at a price of $0.05 per share. The Company received $1,150 in proceeds from private placement. The proceeds were used for general working capital purposes and to repay a demand note from Phoenix Banner Holdings LLC in the amount of $250 plus $2 in accrued interest.

For the six months ended June 30, 2013, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock. For the three months ended June 30, 2013, the Company issued an aggregate of 19 shares of Series A-1 Preferred Stock, 257 shares of Series B Preferred Stock, 107 shares of Series C Preferred Stock, 31 shares of Series D-1 Preferred Stock and 96 shares of Series D-2 Preferred Stock, in payment of dividends.

Interest expense associated with the Company’s indebtedness for the three months ended June 30, 2013 and 2012, was $3 and $51, respectively, of which $3 and $0, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the three months ended June 30, 2013 and 2012 was $0 and $12, respectively, of which $0 and $4, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the six months ended June 30, 2013 and 2012, was $3 and $81, respectively, of which $3 and $58, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the six months ended June 30, 2013 and 2012, was $0 and $17, respectively, of which $0 and $8, respectively, was related party expense.

The Company had the following material commitments as of June 30, 2013:

Contractual obligations	Total	2013	2014	2015	2016	Thereafter
Operating lease commitments (2)	963	138	284	292	249	-

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2013.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2013 and 2012, foreign currency translation gains and losses were insignificant.

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

Based on its assessment, our management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-Q. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements as required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.             Legal Proceedings.

None.

Item 1A.                      Risk Factors

Not applicable.

Communication Intelligence Corporation
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

3.24
Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2012.

3.25
Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2012.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Exhibit Number	Document
3.26
Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2012.

3.27
Certificate of Designation of Series D Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2012.

*10.66	Form of Subscription Agreement dated May 17, 2013.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 14, 2013	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)