Form 10-Q
period 2013-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2013-11-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      September 30, 2013

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

Number of shares outstanding of the issuer's Common Stock, as of November 14, 2013: 225,824,328.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	September 30,	December 31,
	2013	2012
Assets	Unaudited
Current assets:
Cash and cash equivalents	$287	$486
Accounts receivable, net of allowance of $0 at September 30, 2013 and $27 at December 31, 2012	259	701
Prepaid expenses and other current assets	78	73

Total current assets	624	1,260
Property and equipment, net	20	28
Patents, net	1,380	1,655
Other assets	29	29

Total assets	$2,053	$2,972

Liabilities and Stockholders' Equity
Current liabilities:
Short-term notes payable	750	-
Accounts payable	256	75
Accrued compensation	256	289
Other accrued liabilities	190	150
Deferred revenue	589	569

Total current liabilities	2,041	1,083
Deferred revenue long-term	−	249
Deferred rent	99	125
Derivative liability	37	128
Total liabilities	2,177	1,585
Commitments and contingencies
Stockholders' (deficit) equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 1,011 and 953 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, ($1,011 liquidation preference at September 30, 2013)	1,011	953
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 10,830 and10,058 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, ($16,245 liquidation preference at September 30, 2013)	8,959	8,188
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 4,496 and 4,175 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, ($6,743 liquidation preference at September 30, 2013)	4,920	4,754
Series D-1 Preferred Stock, $.01 par value; 3,000 shares authorized; 1,449 and 1,124 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, ($1,449 liquidation preference at September 30, 2013)	2,278	2,158
Series D-2 Preferred Stock, $.01 par value; 8,000 shares authorized; 4,511 and 3,302 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively, ($4,511 liquidation preference at September 30, 2013)	4,282	3,073
Common Stock, $.01 par value; 1,500,000 shares authorized; 232,324 issued, 225,824 outstanding at September 30, 2013 and 231,023 shares issued and 224,523 shares outstanding at December 31, 2012	2,322	2,309
Treasury shares, 6,500 shares at September 30, 2013 and December 31, 2012, respectively	(325)	(325)
Additional paid in capital	94,664	95,262
Accumulated deficit	(117,684)	(114,420)
Accumulated other comprehensive loss	(15)	(29)
Total CIC stockholders' equity	412	1,923
Non-Controlling interest	(536)	(536)
Total Stockholders’ (deficit) equity	(124)	1,387
Total liabilities and stockholders' (deficit) equity	$2,053	$2,972
See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Product	$195	$355	$358	$1,231
Maintenance	175	161	509	477
Total Revenue	370	516	867	1,708

Operating costs and expenses:

Cost of sales:
Product	54	87	63	308
Maintenance	45	9	194	48
Research and development	471	441	1,563	1,247
Sales and marketing	291	329	884	1,059
General and administrative	414	426	1,506	1,388
Total operating costs and expenses	1,275	1,292	4,210	4,050

Loss from operations	(905)	(776)	(3,343)	(2,342)

Other income (expense), net	(2)	(3)	(3)	(9)
Interest expense:
Related party	(6)	(30)	(9)	(88)
Other	─	(34)	─	(57)
Amortization of loan discount and deferred financing:
Related party	─	(5)	─	(13)
Other	─	(7)	─	(16)
Gain on derivative liability	26	43	91	149
Net loss	(887)	(812)	(3,264)	(2,376)

Accretion of beneficial conversion feature, Preferred shares:
Related party	(23)	(93)	(164)	(767)
Other	(14)	(58)	(195)	(201)

Preferred stock dividends:
Related party	(281)	(158)	(717)	(370)
Other	(225)	(51)	(614)	(121)
Income tax	─	─	─	─
Net loss before non-controlling interest	(1,430)	(1,172)	(4,954)	(3,835)
Net loss attributable to non-controlling interest	─	─	─	─
Net loss attributable to commonstockholders	$(1,430)	$(1,172)	$(4,954)	$(3,835)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	225,824	224,492	225,810	222,198

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss:	$(887)	$(812)	$(3,264)	$(2,376)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	─	1	─	5
Total comprehensive loss	$(887)	$(811)	$(3,264)	$(2,371)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,264)	$(2,376)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	287	365
Amortization of debt discount and deferred financing costs	−	29
Stock-based employee compensation	560	376
Restricted stock expense	−	2
Series C Preferred Shares issued in settlement of indemnity claim	−	417
Common Stock received as settlement of 16b claim	−	(325)
Warrants issued for services	−	3
Gain on derivative liability	(91)	(149)
Changes in operating assets and liabilities:
Accounts receivable	442	(216)
Prepaid expenses and other assets	(5)	(165)
Accounts payable	181	75
Accrued compensation	(33)	76
Other accrued liabilities	28	(37)
Deferred revenue	(229)	(136)
Net cash used for operating activities	(2,124)	(2,061)

Cash flows from investing activities: Acquisition of property and equipment	(4)	(8)
Net cash used for investing activities	(4)	(8)

Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	1,000	2,328
Proceeds from exercise of warrants for cash	29	213
Proceeds from exercise of stock options	─	12
Proceeds from issuance of Series D-1 Preferred shares	230	-
Proceeds from issuance of Series D-2 Preferred shares	920	-
Payment of short-term notes payable	(250)	(225)
Net cash provided by financing activities	1,929	2,328

Effect of exchange rate changes on cash and cash equivalents	−	−

Net (decrease) increase in cash and cash equivalents	(199)	259
Cash and cash equivalents at beginning of period	486	307
Cash and cash equivalents at end of period	$287	$566

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Nine months Ended September 30,
	2013		2012
Supplementary disclosure of cash flow information
Interest paid		$2	$	─
Income tax paid	$	─	$	─

Non-cash financing and investing transactions
Dividends on preferred shares		$1,331		$491
Accretion of beneficial conversion feature for dividends on preferred shares		$201		$968
Accretion of beneficial conversion feature on issuance of Series D-1 Preferred Shares		$158	$	−
Cashless exercise of warrants	$	─		$202
Conversion of Series B Preferred Stock into Common Stock	$	─		$140
Conversion of Series C Preferred Stock into Common Stock	$	─		$39

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company’s accumulated deficit was approximately $ 117,684, and for the nine months ended September 30, 2013, the Company had incurred a net loss of $3,264. The Company also has a working capital deficit at September 30, 2013, of approximately $1,417. The Company has primarily met its working capital needs through the issuance of debt and sale of equity securities. As of September 30, 2013, the Company’s cash balance was approximately $287. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Treasury Stock

Shares of Common Stock returned to, or repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (Common Stock, paid-in capital in excess of par, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. Any deficiency is charged to retained earnings (unless paid-in capital from previous treasury share transactions exists, in which case the deficiency is charged to that account, with any excess charged to retained earnings). At September 30, 2013, the total value of treasury stock was $325.

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

2.	Accounts receivable and revenue concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2013	2012	2013	2012	2013	2012
Customer #1	26%
Customer #2	47%	37%	31%		18%	10%
Customer #3		10%
Customer #4		13%		13%
Customer #5		22%		29%		10%
Customer #6						26%
Customer #7			10%		12%
Total concentration	73%	82%	41%	42%	30%	46%

3.	Patents

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

Management completed an analysis of the Company’s patents as of December 31, 2012. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances occurred or changed during the three and nine months ended September 30, 2013, and therefore concluded that no impairment in the carrying values of the patents existed at September 30, 2013.

Amortization of patent costs was $92 and $275 for the three and nine-month periods ended September 30, 2013 and $90 and $274 for the three and nine-month periods ended September 30, 2012, respectively.

Intangible Assets

The following table summarizes intangible assets:

	September 30, 2013		December 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization
Amortizable intangible assets:
Patents	$6,746	$(5,366)	$6,746	$(5,091)

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

4.	Short-term notes payable

The Company borrowed $250 from Phoenix Banner Holding LLC, $250 from Kendu Partners Company and $250 from Michael W. Engmann, each a related party, on August 3, 2013, September 3, 2013, and September 27, 2013, respectively. The aggregate $750 was borrowed in exchange for three unsecured demand notes that bear interest at the rate of 10% per annum. At September 30, 2013 accrued interest associated with the above notes was $6. The Company used the proceeds for working capital and general corporate purposes.

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum. The note plus $2 of accrued interest was paid in May 2013.

5.	Derivative liability

The Company has determined that certain warrants related to the Company’s financings and the embedded conversion feature on the Series A-1 Cumulative Convertible Preferred Stock (the “Series A-1 Preferred Stock”) require liability classification because of certain provisions that may result in an adjustment to the number of shares upon settlement and an adjustment to their exercise or conversion. The fair value of the embedded conversion feature for the Series A-1 Preferred Stock at September 30, 2013, and December 31, 2012, was insignificant.

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

The fair value of the outstanding derivative liabilities at September 30, 2013, and December 31, 2012, was $37 and $128, respectively.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant derivative liabilities. Key assumptions used to apply these models are as follows:

	September 30, 2013	December 31, 2012
Expected term	0.3 to 2.1 years	0.3 to 2.8 years
Volatility	202.1%	205.3%
Risk-free interest rate	2.64%	1.78%
Dividend yield	0%	0%

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

5.	Derivative liability

Fair value measurements:

Assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012, are as follows:

	Value at	Quoted prices in active markets		Significant other observable inputs		Significant unobservable inputs
	September 30, 2013	(Level 1)		(Level 2)		(Level 3)
Derivative liability	$37	$	−	$	−	$37

	December 31, 2012
Derivative liability	$128	$	−	$	−	$128

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at September 30, 2013, and December 31, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Changes in the fair market value of the Level 3 derivative liability for the nine-month period ended September 30, 2013 are as follows:

Derivative Liability
Balance at January 1, 2013	$128
Gain on derivative liability	(91)
Balance at September 30, 2013	$37

6.	Net loss per share

The Company calculates basic net loss per share, based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

For the nine-months ended September 30, 2013, 70,017 shares of Common Stock subject to outstanding options, 7,222 shares of Series A-1 Preferred Stock, 249,941 shares of Series B Preferred Stock, 199,801 shares of Series C Preferred Stock, 64,401 shares of Series D-1 Convertible Preferred Stock (the “Series D-1

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

6.	Net loss per share

Preferred Stock”) and 90,215 shares of Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred Stock”) on an as converted basis and 129,335 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants would be anti-dilutive.

For the nine-months ended September 30, 2012, 46,080 shares of Common Stock subject to outstanding options, 6,540 shares of Series A-1 Preferred Stock, 226,434 shares of Series B Preferred Stock and 181,010 shares of Series C Preferred Stock on an as converted basis and 149,831 shares issuable upon exercise of warrants were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants would be anti-dilutive.

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Numerator-basic and diluted net loss	$(1,430)	$(1,172)	$(4,954)	$(3,835)
Denominator-basic or diluted weighted average number of common shares outstanding	225,824	224,492	225,810	222,198
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

7.	Equity

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the single option valuation approach. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine-months ended September 30, 2013 and 2012, was approximately 9.73% and 9.60%, respectively, based on historical data.

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

	Nine-months Ended September 30, 2013	Nine-months Ended September 30, 2012
Risk free interest rate	0.35% - 4.92%	0.62% – 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% – 198.38%	91.99% – 180.36%
Expected dividends	None	None

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

7.	Equity

The Company granted 26,554 stock options during the three and nine months ended September 30, 2013. There were no stock options exercised during the three and nine months ended September 30, 2013.

The Company granted 2,000 stock options during the three and nine months ended September 30, 2012, and 184 stock options were exercised for $12 in cash.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Research and development	$36	$45	$153	$166
Sales and marketing	13	27	55	70
General and administrative	75	30	320	117
Director options	7	7	32	23
Stock-based compensation expense	$131	$109	$560	$376

A summary of option activity under the Company’s plans as of September 30, 2013 and 2012 is as follows:

	2013					2012
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	44,529	$0.05		$	−	51,353	$0.09		$4,449
Granted	26,554	$0.04		$	−	2,000	$0.06		$120
Exercised	-	$-			$-	(184)	$0.07		$(2)
Forfeited or expired	(1,066)	$0.13		$	−	(7,089)	$0.26		$(1,830)
Outstanding at September 30	70,017	$0.05	5.24	$	−	46,080	$0.06	5.38	$2,237
Vested and expected to vest at September 30	63,204	$0.05	5.24	$	−	41,656	$0.06	5.38	$2,465
Exercisable at September 30	38,793	$0.05	4.73	$	−	21,411	$0.07	4.96	$1,603

The following tables summarize significant ranges of outstanding and exercisable options as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.02 – $0.50	70,017	5.24	$0.05	38,793	$0.05

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
Form 10-Q

7.	Equity

The following tables summarize the Company’s unvested shares as of September 30, 2013:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2013	21,210	$0.05
Granted	26,554	$0.04
Forfeited	(682)	$0.14
Vested	(15,858)	$0.06
Unvested at September 30, 2013	31,224	$0.04

As of September 30, 2013, there was $ 399 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.75 years.

Information with respect to the class of Preferred Stock at September 30, 2013 is as follows:

Class of Preferred Stock	Issue Date	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	YTD Dividend Shares in Kind	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	May 2008	8%	Quarterly in Arrears	$1.00	$0.1400	58	1,011	7,221
Series B	August 2010	10%	Quarterly in Arrears	$1.50	$0.0433	771	10,830	250,115
Series C	December/March 2011	10%	Quarterly in Arrears	$1.50	$0.0225	320	4,496	199,822
Series D-1	November 2012/May 2013	10%	Quarterly in Arrears	$1.00	$0.0225	95	1,449	64,400
Series D-2	November 2012/May 2013	10%	Quarterly in Arrears	$1.00	$0.0500	288	4,511	90,220
Total						1,532

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

In January 2012, the Company received 6,500 shares of Common Stock from Phoenix Venture Fund LLC (“Phoenix”) in settlement of a 16b claim brought by a Company stockholder against Phoenix, certain affiliates and the Company, as a nominal defendant. The Common Stock was valued at $325. In settlement of an indemnification claim brought by Phoenix in March 2012, resulting from the settlement of the 16b claim in January 2012, the Company issued to Phoenix 278 shares of Series C Preferred Stock valued at $417. The Company booked a $418 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock.

Series D Preferred Stock

In November 2012, stockholders approved an increase in the Company’s authorized capital and the issuance of Series D-1 and Series D-2 Preferred Stock.

In May 2013, the Company completed a private placement of 230 units of Series D Preferred Stock consisting of one (1) share of Series D-1 Preferred Stock and four (4) shares of Series D-2 Preferred Stock. The Series D-1 Preferred Stock can convert to Common Stock at a price of $0.0225 per share, and the Series D-2 Preferred Stock can convert to Common Stock at a price of $0.05 per share. The private placement provided $1,150 in proceeds to the Company. The proceeds were used for general working capital purposes and to repay a bridge loan that was secured in April 2013 from Phoenix Banner Holdings LLC in the amount of $250 plus $2 in accrued interest.

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

Warrants

Series C Preferred Stock Warrants

Each investor who purchased shares of Series C Preferred Stock in the financing transactions which closed on December 31, 2010 and March 31, 2011 received a warrant to purchase a number of shares of Common Stock equal to the aggregate number of shares of Series C Preferred Stock purchased by the investor divided by 0.0225. Each warrant issued in connection with the Series C Financing has an exercise price of $0.0225 per share and is exercisable in whole or in part, including by means of cashless exercise, for a period of three years from the date of issuance. In February and March 2012, an aggregate of 35,162 warrants were exercised, 28,678 warrants were exercised by holders of the Series C Preferred Stock warrants and 6,484 warrants were exercised by the holders of the warrants other than the Series C Preferred Stock warrants. Of the Series C Preferred Stock warrants exercised, 6,222 were exercised for cash for which the Company received $213 and 22,456 were exercised on a cashless basis. The Company issued 23,928 shares of Common Stock related to these exercises. If the remaining outstanding Series C Warrants are exercised in their entirety, the Company would issue 107,623 shares of Common Stock.

Other Warrants

In January 2013, 1,300 warrants were exercised for $29 in cash. In February and March 2012, 6,484 warrants were exercised by the holders of the warrants other than the Series C Preferred Stock warrants described above. At September 30, 2013, 21,712 shares of Common Stock were reserved for issuance upon exercise of other outstanding warrants, in addition to the 107,623 shares of Common Stock issuable upon exercise of the Series C Warrants described above.

A summary of the warrant activity is as follows:

	September 30, 2013		December 31, 2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	151,722	$0.0269	182,644	$0.0261
Issued	−	−	8,643	$0.0500
Exercised	(1,300)	$0.0225	(35,162)	$0.0264
Expired	(21,087)	$0.0369	(4,403)	−
Outstanding at end of period	129,335	$0.0252	151,722	$0.0269
Exercisable at end of period	129,335	$0.0252	151,722	$0.0269

A summary of the status of the warrants outstanding and exercisable as of September 30, 2013, is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

120,692	0.44	$0.0225
8,643	1.86	$0.0500
129,335	0.53	$0.0252

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2012, net losses attributable to common stockholders aggregated approximately $12,770, and, at September 30, 2013, the Company's accumulated deficit was approximately $117,684.

For the three months ended September 30, 2013, total revenue was $370, a decrease of $146, or 28%, compared to total revenue of $516 in the prior year period. For the nine months ended September 30, 2013, total revenue was $867, a decrease of $841, or 49%, compared to total revenue of $1,708 in the prior year period. These decreases in revenue are primarily attributable to delays in the timing of the Company’s sales opportunities for the quarter and nine months, respectively.

For the three months ended September 30, 2013, the loss from operations was $905, an increase of $129, or 17%, compared with a loss from operations of $776 in the prior year period. For the nine months ended September 30, 2013, the loss from operations was $3,343, an increase of $1,001, or 43%, compared with a loss from operations of $2,342 in the prior year period. The increase in the loss from operations for the nine months ended September 30, 2013, is primarily attributable to a decrease in sales of $841, or 49%, and an increase of $160, or 4%, in operating expenses including cost of sales compared to the prior year period.

Communication Intelligence Corporation
(In thousands, except per share amounts)
Form 10-Q

Non-operating income for the three months ended September 30, 2013, was $18, an increase of $54, or 150%, compared to a non-operating loss of $36 in the prior year period. The decrease in non-operating expenses for the three-months ended September 30, 2013, was primarily due to a decrease of $40, or 117%, in interest expense compared to the prior year period. Non-operating income for the nine months ended September 30, 2013, was $79, an increase of $113, or 332%, compared to non-operating expense of $34 in the prior year. The increase in non-operating income for the nine-months ended September 30, 2013, was primarily due to a decrease in interest expense and loan discount amortization of $171, or 93%, compared to the prior year period.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Form 10-K.

Effect of Recent Accounting Pronouncements

In the third quarter of 2013, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended September 30, 2013, product revenue was $195, a decrease of $160, or 45%, compared to product revenue of $355 in the prior year period. The decrease in revenue is primarily attributable to delays in the availability of new products during the quarter. For the three months ended September 30, 2013, maintenance revenue was $175, an increase of $14, or 9%, compared to maintenance revenue of $161 in the prior year period. The increase in maintenance revenue is primarily due to new maintenance contracts associated with the increase in product sales in the prior year.

For the nine months ended September 30, 2013, product revenue was $358, a decrease of $873, or 71%, compared to product revenue of $1,231 in the prior year period.  The decrease in revenue is primarily attributable to delays in the availability of new products during the nine-month period.  For the nine months ended September 30, 2013, maintenance revenue was $509, an increase of $32, or 7%, compared to maintenance revenue of $477 in the prior year period. The increase in maintenance revenue is primarily due to new maintenance contracts associated with the increase in product sales in the prior year.

Cost of Sales

For the three months ended September 30, 2013, cost of sales was $99, an increase of $3, or 3%, compared to cost of sales of $96 in the prior year period. The increase in cost of sales was due to an increase in direct labor from NRE contracts.

For the nine months ended September 30, 2013, cost of sales was $257, a decrease of $99, or 28%, compared to cost of sales of $356 in the prior year period. The decrease in cost of sales was due primarily to lower non-recurring engineering contracts during the nine-month period.

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2013, research and development expense was $471, an increase of $30, or 7%, compared to research and development expense of $441 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items

Communication Intelligence Corporation
(In thousands, except per share amounts)
Form 10-Q

and allocated facilities expenses. Total expenses, before allocations, for the three months ended September 30, 2013, was $613, an increase of $44, or 8%, compared to $569 in the prior year period. These increases were primarily due to an increase in outsourced engineering services. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

For the nine months ended September 30, 2013, research and development expense was $1,563, an increase of $316, or 25%, compared to research and development expense of $1,247 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations, for the nine-months ended September 30, 2013, were $1,944, an increase of $288, or 17%, compared to $1,656 in the prior year period. These increases resulted primarily from the addition of two engineers that were hired late in 2012 and present for the full nine-month period, as well as expense relating to outside engineering services.

Sales and Marketing Expense

For the three months ended September 30, 2013, sales and marketing expense was $291, a decrease of $38, or 12%, compared to sales and marketing expense of $329 in the prior year period. For the nine months ended September 30, 2013, sales and marketing expenses was $884, a decrease of $175, or 17%, compared to sales and marketing expense of $1,059 in the prior year period. These decreases were primarily attributable to reductions in salary and related expense due to the elimination of one sales person in the first quarter of 2013, as well as reduced commissions on lower revenues.

General and Administrative Expense

For the three months ended September 30, 2013, general and administrative expense was $414, a decrease of $12, or 3%, compared to general and administrative expense of $426 in the prior year period. The decrease was primarily due to reductions in professional service expenses and other general corporate expenses.

For the nine months ended September 30, 2013, general and administrative expense was $1,506, an increase of $118, or 9%, compared to general and administrative expense of $1,388 in the prior year period. The increase was primarily due to an increase in stock option expense offset by reductions in other general corporate expenses.

Interest expense

For the three months ended September 30, 2013, interest expense was $6, a decrease of $58, or 90%, compared to interest expense of $64 in the prior year period. For the nine months ended September 30, 2013, interest expense was $9, a decrease of $136, or 94%, compared to interest expense of $145 in the prior year period. The decreases resulted from the conversion of convertible notes outstanding during 2012.

For the three months ended September 30, 2013, amortization of loan discount and deferred financing expense was $0, a decrease of $12, or 100%, compared to amortization of loan discount and deferred financing expense of $12 in the prior year period. For the nine months ended September 30, 2013, amortization of loan discount and deferred financing expense was $0, a decrease of $29, or 100%, compared to amortization of loan discount and deferred financing expense of $29 in the prior year period. These decreases resulted from the complete amortization of the remaining capitalized value of warrants that were issued in connection with the abovementioned convertible notes.

For the three months ended September 30, 2013, the gain on derivative liability was $26, a decrease of $17, or 40%, compared to the gain on derivative liability of $43 in the prior year period. For the nine months ended September 30, 2013, the gain on derivative liability was $91, a decrease of $58, or 39%, compared to a gain on derivative liability of $149 in the prior year period. These decreases were primarily due to the exercise or expiration of approximately 21.6 million warrants, as well as a change in the closing price of the Company’s Common Stock between December 31, 2012 and September 30, 2013.

- 20 -*

Communication Intelligence Corporation
(In thousands, except per share amounts)
Form 10-Q

For the three months ended September 30, 2013, accretion of the beneficial conversion feature on the Company’s preferred stock with an exercise price less than the closing market price on June 28, 2013 (Series C and Series D-1 Preferred Stock) was $37, a decrease of $114, or 75%, compared to $151 in the prior year period.

For the nine months ended September 30, 2013, accretion of beneficial conversion feature on the Company’s preferred stock with an exercise price less than the closing market price on June 28, 2013 (Series B, Series C and Series D-1 Preferred Stock) was $359, a decrease of $609, or 63%, compared to $968 in the prior year period. The decrease is primarily due to a $418 beneficial conversion feature recorded in March 2012, on the 278 shares of Series C Preferred Stock issued to Phoenix Venture Fund LLC in settlement of the indemnification claim resulting from the settlement of a 16b claim in January 2012 brought by a Company stockholder against Phoenix Venture Fund LLC, certain affiliates and the Company as a nominal defendant.

The Company recorded the payment of dividends in kind on shares of the its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the three months ended September 30, 2013, dividends on shares of Preferred Stock were $506, an increase of $297, or 142% compared to $209 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock in November 2012 and May 2013.

For the nine months ended September 30, 2013, dividends on shares of Preferred Stock were $1,331, an increase of $840, or 171%, compared to $491 in the prior year period. The increase was primarily due to the issuance of the above mentioned shares of Series C Preferred Stock to Phoenix Venture Fund LLC and shares of Series D Preferred Stock to investors.

Liquidity and Capital Resources

At September 30, 2013, cash and cash equivalents totaled $287, compared to cash and cash equivalents of $486 at December 31, 2012. The decrease in cash was primarily due to net cash used in operating activities of $2,124 and investing activities of $4. These amounts were offset by net cash provided by financing activities of $1,929.  At September 30, 2013, total current assets were $624, compared to total current assets of $1,260 at December 31, 2012. At September 30, 2013, the Company's principal sources of funds included its $287 in cash and cash equivalents.

At September 30, 2013, accounts receivable net, was $259, a decrease of $442, or 63%, compared to accounts receivable net of $701 at December 31, 2012. The decrease is due primarily to the collection of accounts receivable from the fourth quarter 2012 billings and the decrease in sales during the three months ended September 30, 2013.

At September 30, 2013, prepaid expenses and other current assets were $78, an increase of $51, or 7%, compared to prepaid expenses and other current assets of $73 at December 31, 2012. The increase is due primarily to the prepayment of insurance premiums.

At September 30, 2013, accounts payable were $256, an increase of $181, or 241%, compared to accounts payable of $75 at December 31, 2012. The increase is due primarily to an increase in professional service and engineering fees. At September 30, 2013, accrued compensation was $256, a decrease of $33, or 11%, compared to accrued compensation of $289 at December 31, 2012. The decrease is due primarily to a decrease in sales commission accruals.

At September 30, 2013, total current liabilities were $2,041, an increase of $958, or 88%, compared to total current liabilities of $1,083 at December 31, 2012. At September 30, 2013, current deferred revenue was $589, an increase of $20, or 4%, compared to current deferred revenue of $569 at December 31, 2012. Deferred revenue is recorded when the Company receives advance payment from its customers and primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum.

Communication Intelligence Corporation
(In thousands, except per share amounts)
Form 10-Q

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

The Company borrowed $250 from Phoenix Banner Holding LLC, $250 from Kendu Partners Company and $250 from Michael W. Engmann, each a related party, on August 3, 2013, September 3, 2013, and September 27, 2013, respectively. The aggregate $750 was borrowed in exchange for three unsecured demand notes that bear interest at the rate of 10% per annum. The Company used the proceeds for working capital and general corporate purposes. At September 30, 2013 accrued interest associated with the above notes was $6.

For the nine months ended September 30, 2013, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock. For the three months ended September 30, 2013, the Company issued an aggregate of 20 shares of Series A-1 Preferred Stock, 266 shares of Series B Preferred Stock, 111 shares of Series C Preferred Stock, 36 shares of Series D-1 Preferred Stock and 111 shares of Series D-2 Preferred Stock, in payment of dividends.

Interest expense associated with the Company’s indebtedness for the three months ended September 30, 2013 and 2012, was $6 and $64, respectively, of which $6 and $30, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the three months ended September 30, 2013 and 2012 was $0 and $12, respectively, of which $0 and $5, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the nine months ended September 30, 2013 and 2012, was $9 and $145, respectively, of which $9 and $88, respectively, was related party expense. Amortization of debt discount and deferred financing costs for the nine months ended September 30, 2013 and 2012 was $0 and $29, respectively, of which $0 and $13, respectively, was related party expense.

The Company had the following material commitments as of September 30, 2013:

Contractual obligations	Total	2013	2014	2015	2016	Thereafter
Operating lease commitments (2)	895	70	284	292	249	-

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
Form 10-Q

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended September 30, 2013.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2013 and 2012, foreign currency translation gains and losses were insignificant.

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

Based on its assessment, our management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-Q. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting and the overall control environment due to our ability to make the necessary reconciling adjustments to our financial statements as required.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 14, 2013	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)