Form 10-K
period 2013-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2014-03-31
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Yes    No

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2013, was approximately $6,958,686 based on the closing sale price of $0.050 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 30, 2014, was 232,559,528.

DOCUMENTS INCORPORATED BY REFFERENCE

None.

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

For the year ended December 31, 2013, total revenue was $1,418, a decrease of $960, or 40%, compared to total revenue of $2,378 in the prior year. For the year ended December 31, 2013, software product revenue was $728, a decrease of $1,001, or 58%, compared to product revenue of $1,729 in the prior year. Maintenance revenue for the year ended December 31, 2013, was $690, an increase of $41, or 6%, compared to maintenance revenue of $649 in the prior year. The decrease in software product revenue is primarily attributable to delays in the availability of new products during the first three quarters of the year. The increase in maintenance revenue is due to an increase in the sale of enterprise licenses during 2012.

For the year ended December 31, 2013, the net loss attributable to common stockholders was $8,099, an increase of $1,353, or 20%, compared to $6,746 in the prior year. For the year ended December 31, 2013, non-cash charges attributable to interest expense, financing and loan discount amortization, loss on extinguishment of debt and the accretion of the beneficial conversion feature was $1,793, a decrease of $653, or 27% compared to $2,446 in the prior year. There was a gain of $103 on the derivative liability value for the year ended December 31, 2013, compared to a gain of $211 in the prior year. For the year ended December 31, 2013, operating expenses, were $5,715, an increase of $283, or 5%, compared to operating expenses of $5,432 for the prior year. The increase in operating expense resulted from increases in outside engineering expense and stock option compensation compared to the prior year.

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

iSign® Console™
The iSign® Console™ (“Console”) leverages the Ceremony Server’s core signature engine and is ideal for organizations looking for a standalone electronic signature solution. Through its intuitive graphical interface, the Console allows users to upload documents for signature, select signers and signature methods, and manage and enforce document workflow for routing, reviewing, signing and notifications. The Console offers a secure and intuitive solution that requires no integration and is available on-premise or in the cloud.

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

Products and upgrades that were introduced and first deployed in 2013 include the following:

SignatureOne® Ceremony® Server	v3.4
SignatureOne® Ceremony® Server	v3.5
SignatureOne® Ceremony® Server	v4.0
SignatureOne® Ceremony® Server	v4.1
SignatureOne® Ceremony® Server	v4.1.1
SignatureOne® Ceremony® Server	v4.1.2
SignatureOne® Ceremony® Server	v4.1.3
SignatureOne® Ceremony® Server	v4.1.4
SignatureOne® Ceremony® Server	v4.1.5
SignatureOne® Ceremony® Server	v4.1.6
SignatureOne® Ceremony® Server	v4.1.7
SignatureOne® Ceremony® Server	v4.1.8
SignatureOne® Ceremony® Server	v4.2
SignatureOne® Ceremony® Server	v4.3
SignatureOne® Ceremony® Server	v4.3.1
Sign-it® for Acrobat®	v8.0.1
Sign-it® for Acrobat®	v9.0

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

The Company has an extensive list of registered and unregistered trademarks and applications therefore in the United States and other countries. The Company generally intends to register its trademarks in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Five customers, as described in Note 2 to the Consolidated Financial statements, accounted for 16%, 15%, 12%, 10%and 10%, respectively, of total revenue for the year ended December 31, 2013.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $564 and $818 at December 31, 2013 and 2012, respectively, representing advanced payments on product and service maintenance agreements. In 2009, the Company negotiated several long term maintenance agreements of which the remaining balance of approximately $74 will be recognized over two years. The remaining backlog is expected to be recognized over the next twelve months.

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

Employees

As of December 31, 2013, the Company employed seventeen full-time employees and seven independent contractors. The Company has established long-standing strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2013 and 2012, sales in the United States as a percentage of total sales were 98% and 100%, respectively. At December 31, 2013 and 2012, long-lived assets located in the United States were $1,336 and $1,712, respectively. There were no long-lived assets located elsewhere as of December 31, 2013 and 2012.

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

Sale Price Per Share
Year	Period	High	Low

2012	First Quarter	$ 0.14	$ 0.03
	Second Quarter	$ 0.08	$ 0.03
	Third Quarter	$ 0.06	$ 0.03
	Fourth Quarter	$ 0.05	$ 0.03
2013	First Quarter	$ 0.05	$ 0.03
	Second Quarter	$ 0.04	$ 0.03
	Third Quarter	$ 0.04	$ 0.03
	Fourth Quarter	$ 0.04	$ 0.02

Holders

As of March 20, 2014 there were approximately 792 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

All securities sold during 2013 by the Company were either previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed with the SEC.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2013, net losses attributable to common stockholders aggregated approximately $14,845, and, at December 31, 2013, the Company's accumulated deficit was approximately $119,184.

For the year ended December 31, 2013, total revenue was $1,418, a decrease of $960, or 40%, compared to total revenue of $2,378 in the prior year. The decrease in revenue is attributable to delays in the availability of new products during the first three quarters of the year.

For the year ended December 31, 2013, operating expenses were $5,715, an increase of $283, or 5%, compared to operating expense of $5,432 in the prior year. The increase in operating expense resulted primarily from an increase in outside engineering services and stock option compensation expense. For the year ended December 31, 2013, the loss from operations was $4,764, an increase of $1,649, or 53%, compared with a loss from operations of $3,115 in the prior year.  The increase in the operating loss is attributable to the $960 decrease in sales and the $283 increase in operating expenses.

From August 2013 through December 2013, the Company secured $1,150 in 10% demand notes from related parties and others. In November 2013, the Board of Directors approved the issuance of warrants in connection with approved issuances of demand notes. The Company issued 21,667 warrants associated with the demand notes. These warrants have a three-year life from the date of grant and an exercise price of $0.03. See additional information on the demand notes and warrants in Liquidity and Capital Resources, Financing Transactions.

In November 2013, the Company borrowed $60 in additional demand notes from an employee of the Company. The notes plus accrued interest of $1 were repaid at December 31, 2013 from financing proceeds.

In November 2013, the Company’s stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Series D-1 Convertible Preferred Stock (the “Series D-1 Preferred Stock”) and Series D-2 Convertible Preferred Stock (the “Series D-2 Preferred Stock”, and, together with Series D-1 Preferred Stock, the “Series D Preferred Stock”) (the “Charter Amendment”).  The authorized number of shares of Series D-1 Preferred Stock was increased from 3,000 shares to 6,000 shares and the Series D-2 Preferred Stock was increased from 8,000 shares to 9,000 shares. The Charter Amendment allows the Company to have additional shares of stock available for possible future capital raising activities as may be approved by the Board of Directors.

On December 31, 2013, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (each, an “Investor,” and, collectively, the “Investors”). Under the terms of the Subscription Agreements, the Investors purchased an aggregate of 696 Units (each a “Unit,” and, collectively, the “Units”) at a purchase price of $3.00 per Unit for an aggregate purchase price of approximately $2,089, which amount included the conversion of $1.18 million in existing indebtedness and related interest. Each Unit consists of two (2) shares of Series D-1 Preferred Stock and one (1) share of Series D-2 Preferred Stock.

The Investors were also issued warrants to purchase approximately 18,989 shares of Common Stock at the time of the funding of their investment. These warrants are exercisable for a period of three years and have an exercise price of $0.0275 per share. In addition to the warrants issued at closing, the Subscription Agreements entitle Investors to receive warrants to purchase up to an additional 56,207 shares of Common Stock based on whether the Company attains certain revenue targets in 2014. Any such additional warrants will be exercisable until December 31, 2016 and will have an exercise price of $0.0275 per share.

The Company had previously raised $1.15 million in May 2013 through the issuance of units comprised of shares of Series D-1 Preferred Stock and Series D-2 Preferred Stock. All investors from the May 2013 financing agreed to exchange the securities issued to them in the prior financing for the same securities issued to investors in the financing closed on December 31, 2013, with the investors from the May 2013 financing receiving in such exchange an aggregate of 383 Units and warrants to purchase an aggregate of 10,455 shares of Common Stock, with the ability to receive warrants to purchase up to an additional 30,946 shares of Common Stock based on whether the Company attains certain revenue targets in 2014.

Expenses associated with the above transactions were approximately $40, which went in payment of administrative fees to SG Phoenix LLC, an affiliated entity of Phoenix Venture Fund LLC (“Phoenix”), the Company’s largest stockholder.

New Accounting Pronouncements

See Note 1, Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenue and expenses reported for each period presented are affected by these estimates and assumptions that are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, fair value of financial instruments,  cost of sales, research and development costs, foreign currency translation, net operating loss carry-forwards and valuation allowances on deferred tax assets. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company’s management in the preparation of the consolidated financial statements.

Stock based Compensation: Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black Scholes valuation model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

Valuation of equity warrants: The Company values warrants issued using the Black Scholes pricing model.

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or a liability measured at their fair value, with changes in the derivative’s fair value recognized currently in earnings. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked-to-market at the end of each reporting period with the gain or loss recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company used a simulated probability valuation model to value warrants containing embedded derivative instruments. Determining the appropriate fair-value model and calculating the fair value of such warrants requires considerable judgment. Any change in the estimates (specifically, probabilities) used may cause the value to be higher or lower than that reported. The assumptions used in the model required significant judgment by management and include the following: volatility, expected term, risk-free interest rate, dividends, warrant holders’ expected rate of return, reset provisions based on expected future financings, projected stock prices, and probability of exercise.

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

For arrangements with multiple deliverables, the Company allocates consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, which are determined using vendor-specific objective evidence.

Maintenance revenue is recorded for post-contract support and upgrades or enhancements, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period, whichever is longer. For undelivered elements where vendor specific objective evidence of fair value does not exist, revenue is deferred and subsequently recognized when delivery has occurred and when vendor specific evidence has been determined.

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

Long-lived assets: The Company evaluates the recoverability of its long-lived assets, including intangible assets such as patents, at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.  Estimation of future cash flows from the products that are and will be protected by the patents considers the following additional factors:

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

Cost of sales: Cost of sales includes direct engineering labor and overhead for specific revenue based projects initiated by customers and maintenance projects specific to customer needs, along with third party services related to the Company’s transactional based revenues.

Research and Development Costs: Research and development costs are charged as expense as incurred.

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2013, of approximately $29 million based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2013 and December 31, 2012

Revenue

For the year ended December 31, 2013, total revenue was $1,418, a decrease of $960, or 40%, compared to total revenue of $2,378 in the prior year. For the year ended December 31, 2013, product revenue was $728, a decrease of $1,001, or 58%, compared to $1,729 in the prior year. The decrease in product revenue is attributable to delays in the availability of new products during the first three quarters of the year. For the year ended December 31, 2013, maintenance revenue was $690, an increase of $41, or 6%, compared to maintenance revenue of $649 in the prior year. This increase is primarily due to an increase in the sale of enterprise licenses compared to the prior year.

Cost of Sales

For the year ended December 31, 2013, cost of sales was $344, a decrease of $31, or 8%, compared to cost of sales of $375 in the prior year. The decrease was due primarily to lower engineering direct labor costs resulting from lower non-recurring engineering orders during the year ended December 31, 2013.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2013, research and development expenses were $2,073, an increase of $271, or 15%, compared to research and development expenses of $1,802 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering as required, maintenance items, and allocated facility expenses. The most significant factors contributing to the increase in engineering expenses were an increase in salaries and wages due to the addition of three full time positions, and an increase in outside engineering services associated with the Company’s software development activities. For the year ended December 31, 2013, total research and development expenses before allocations were $2,520, an increase of $242, or 11%, compared to $2,278 of total research and development expenses before allocations in the prior year. The increase is due primarily to an increase in salaries and related expenses, including stock compensation expense and the increase in outside engineering services.

Sales and Marketing Expenses

For the year ended December 31, 2013, sales and marketing expenses were $1,272, a decrease of $120, or 9%, compared to sales and marketing expenses of $1,392 in the prior year. The decrease was primarily attributable to the lower commissions resulting from the above mentioned decrease in revenue and a decrease in salaries and related expenses resulting from the loss of one sales person.

General and Administrative Expenses

For the year ended December 31, 2013, general and administrative expenses were $2,026, an increase of $163, or 9%, from general and administrative expenses of $1,863 in the prior year. The increase was primarily due to an increase in stock option compensation expense offset by decreases in other general operating expenses.

Other Income (Expense), Net

Other expense, net, was $23, an increase of $4, or 21%, compared to an expense of $19 in the prior year. The increase was due to administrative expenses related to the joint venture in China.

Interest Expense

For the year ended December 31, 2013, related party interest expense was $436, an increase of $336, or 336%, compared to related party interest expense of $100 in the prior year. The increase was primarily due to the cost of warrants associated with short-term borrowings issued prior to November 2013. For the year ended December 31, 2013, other party interest expense was $0, a decrease of $89, or 100%, compared to other party interest expense of $89 in the prior year. For the year ended December 31, 2013, amortization of related party loan discount was $44, an increase of $30, or 214%, compared to $14 in the prior year.  The increase was primarily due to the increase in short-term borrowings in 2013. (See Note 7 to the Consolidated Financial Statements of this report on Form 10-K.)

For the year ended December 31, 2013, amortization of debt discount and other party deferred financing, which includes warrant and deferred financing costs associated with the short-term borrowings was $0, a decrease of $50, or 100%, compared to $50 in the prior year.

For the year ended December 31, 2013, the Company recorded a loss on extinguishment of debt of $67, an increase of $67, or 100% compared to the prior year. The increase was due to the conversion of short-term notes into shares of Series D Preferred stock in December 2013, resulting in the write off of the remaining discount associated with the warrants issued in November 2013.

The change in fair value of derivative liabilities resulted in a non-cash gain of $103, a decrease of $108, or 51% compared to a gain of $211 in the prior year. The change in fair value is primarily due to a decrease in the number of outstanding derivatives from the exercise and expiration of warrants and the conversion of shares of Series C Preferred Stock during 2013, as well as a decrease in the closing price of the Company’s Common Stock at December 31, 2013. The fair value of the Company’s derivative instruments is based on the fair value of our Common Stock. As such, related gains and losses are dependent upon our Common Stock price and fluctuate accordingly.

Liquidity and Capital Resources

Cash and cash equivalents totaled $945 at December 31, 2013, compared to $486 at December 31, 2012. The increase is primarily attributable to $3,199 of funds provided by financing activities offset by $2,736 used in operating activities and $5 of funds used in investing activities.

The cash used by operations was primarily attributable to the net loss of $4,764 and a $103 gain on derivative liabilities. These amounts were offset by non-cash charges of depreciation and amortization of $380, amortization of debt discount and deferred financing costs and loss on extinguishment of debt of $111, warrant costs of $436 and stock-based employee compensation of $819.

The cash used in investing activities of $5 was due to the acquisition of office and computer equipment.

Proceeds from financing activities consisted primarily of $1,460 in net proceeds from the issuance of short-term debt, $29 in proceeds from the exercise of warrants for cash, and $2,020 in net proceeds from the issuance of Series D Preferred Stock. These proceeds were offset by the payment of $310 of short term notes for cash.

Accounts receivable were $410 at December 31, 2013, a decrease of $291, or 42%, compared to accounts receivable of $701 at December 31, 2012. Accounts receivable at December 31, 2013 and 2012, are net of $22 and $27, respectively, for allowances provided for potentially uncollectible accounts. Sales in the Company’s fourth quarter of 2013 were 28% lower than in 2012.

Prepaid expenses and other current assets were $57 at December 31, 2013, a decrease of $16, or 22%, compared to prepaid expenses and other current assets of $73 at December 31, 2012.  The decrease is primarily due to the reduction in prepayments of Directors and Officers Liability Insurance premiums and annual third party services. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable were $327 at December 31, 2013, an increase of $252, or 336%, from accounts payable of $75 at December 31, 2012. The increase in accounts payable is primarily due to increases in liabilities associated with outside engineering services and other expenses.

Other current liabilities, which include accrued compensation of $315 at December 31, 2013, were $547 at December 31, 2013, an increase of $108, or 25%, compared to other current liabilities of $439 at December 31, 2012.  The increase is primarily due to the accrual of professional services compared to the prior year.

Deferred revenue was $564 at December 31, 2013, a decrease of $254, or 31%, compared to deferred revenue of $818 at December 31, 2012. The decrease is primarily due to recognition of several long term maintenance contracts entered into in prior years.

Financing Transactions

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum.

In May 2013, the Company completed a private placement of 230 units of Series D Preferred Stock. Each unit consisted of one (1) share of Series D-1 Preferred Stock and four (4) shares of Series D-2 Preferred Stock. The Series D-1 Preferred Stock can convert to Common Stock at a price of $0.0225 per share, and the Series D-2 Preferred Stock can convert to Common Stock at a price of $0.05 per share. The Company received $1,150 in proceeds from this private placement. The proceeds were used for general working capital purposes and to repay a demand note from Phoenix Banner Holdings LLC in the amount of $250 plus $2 in accrued interest.

From August 2013 through December 2013 the Company secured $1,150 in 10% demand notes from related parties and others that was used for working capital and general corporate purposes. In November, the Board of Directors approved the issuance of warrants in addition to the interest on these demand notes. The Company issued 21,667 warrants, 14,583 of which were issued for the notes secured prior to November 6, 2013, and a total of 7,084 warrants were issued for demand notes secured on November 26, and December 13, 2013. The Company ascribed a value of $406, recorded as interest expense, to the warrants issued prior to November 6, 2013, and ascribed a value of $111, recorded as a debt discount to the warrants issued with notes secured after November 6, 2013. The Company recorded $44 in debt discount amortization expense and $67 in loss on extinguishment of debt upon conversion of the notes. The warrants have a three year life from the date of grant and an exercise price of $0.03.. Detail on these demand notes and warrants is as follows:

.	Phoenix Banner Holdings LLC		Michael W. Engmann		Kendu Partners Company		JAG Multi Investments		Philip Sassower
Date	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants
8/2/2013	$250
9/3/2013					$250
9/27/2013			$250
11/1/2013							$125	2,083
11/6/2013		4,167		4,167		4,167
12/13/2013			$150	5,000
12/17/2013									$125	2,083

Total	$250	4,167	$400	9,167	$250	4,167	$125	2,083	$125	2,083

The warrants were valued using the Black Sholes pricing model with the following assumptions:

Date	Expected Term	Volatility	Risk free interest rate	Dividend yield
11/6/2013	Three years	202.9%	0.58%	$0.00
11/26/2013	Three years	200.8%	0.55%	$0.00
12/3/2013	Three years	198.8%	0.68%	$0.00
12/17/2013	Three years	198.0%	0.68%	$0.00

In November 2013, in addition to the above, the Company borrowed, in the form of demand notes, $60 from an employee of the Company. The notes plus accrued interest of $1 were repaid at December 31, 2013, from the proceeds of the financing.

In May 2013, the Company completed a private placement of 230 units of Series D Preferred Stock consisting of one (1) share of Series D-1 Preferred Stock and four (4) shares of Series D-2 Preferred Stock. The private placement provided $1,150 in proceeds to the Company.

On December 31, 2013 all investors from the May 2013 financing agreed to exchange the securities issued to them in the prior financing for the same securities issued to investors in the financing closed on December 31, 2013, with the investors from the May 2013 financing receiving in such exchange an aggregate of 383 Units and an initial warrant grant to purchase approximately 10,455 shares of Common Stock, with the ability to receive warrants to purchase up to an additional 30,945 shares of Common Stock based on whether the Company attains certain revenue targets in 2014.

On December 31, 2013, the Company converted approximately $1.18 of short-term debt plus accrued interest into 786 shares of Series D-1 Preferred Stock and 393 shares of Series D-2 Preferred Stock.

On December 31, 2013, the Company sold for $870 in cash, net of $40 administrative fee paid to SG Phoenix, 607 Shares of Series D-1 preferred Stock and 303 shares of Series D-2 Preferred Stock.

Along with the conversion of debt and sale of Preferred shares on December 31, 2013 the Investors were also issued warrants to purchase approximately 18,989 shares of Common Stock at the time of the funding of their investment.  These warrants are exercisable for a period of three years and have an exercise price of $0.0275 per share.  In addition to the warrants issued at closing, the Subscription Agreements entitle Investors to receive warrants to purchase up to an additional 56,966 shares of Common Stock based on whether the Company attains certain revenue targets in 2014, as described therein.  Any such additional warrants will be exercisable until December 31, 2016 and will have an exercise price of $0.0275 per share.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2013 and 2012, was $436 and $189, respectively, of which $436 and $100, respectively, was related party expense. Amortization of debt discount and the loss on extinguishment of debt for the year ended December 31, 2013 and 2012, was $111 and $64, respectively, of which $111 and $14, respectively, was related party expense.

Contractual Obligations

The Company had the following material commitments as of December 31, 2013:

Contractual obligations	Total	2014	2015	2016	2017	Thereafter
Operating lease commitments (1)	826	284	293	249	-	-

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

As of December 31, 2013, the Company leases facilities in the United States totaling approximately 9,600 square feet. The Company’s rental expense was $275 and $275 for the years ended December 31, 2013 and 2012, respectively. In addition to the base rent, the Company pays a percentage of the increase, if any, in operating costs incurred by its landlord in such year, over the operating expenses incurred by its landlord in the base year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Any investments in fixed income securities are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2013 and 2012, and for each of the years in the two-year period ended December 31, 2013, begin on page F1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness it’s the Company’s internal control over financial reporting based on the criteria established in “Internal Control, Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In performing this assessment, management identified the following material weaknesses:

As a small company with limited resources that are mainly focused on the development and sales of software products and services, CIC does not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight.  This has resulted in certain audit adjustments and management believes that there may be a possibility for a material misstatement to occur in future periods while it employs the current number of personnel in its finance department.

Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K.  During the year-end financial statement close the Company was able adjust its financial records to properly present its financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting due to our ability to make the necessary reconciling adjustments to our financial statements.

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

Management will continue the process of reviewing existing controls, procedures and responsibilities to more closely identify financial reporting risks and the required controls to address them.  Key control and compensating control procedures will be developed to ensure that material weaknesses are properly addressed and related financial reporting risks are mitigated. Periodic control validation and testing will also be implemented to ensure that controls continue to operate consistently and as designed.
Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower, Chairman	73	Chairman and Chief Executive Officer
Andrea Goren	46	Director and Chief Financial Officer
William Keiper	63	President and Chief Operating Officer
Stanley Gilbert	74	Director
Jeffrey Holtmeier	56	Director
David E. Welch	67	Director

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

Andrea Goren has served as a director since August 2010. Mr. Goren was appointed the Company’s Chief Financial Officer in December 2010.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren has been a director of Xplore Technologies Corp. (OTCQB: XLRT) since December 2004 and of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On January 7, 2010, The Fairchild Corporation’s plan of liquidation was declared effective and the company’s board of directors was relieved of its duties. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 15 years of private equity investing. Mr. Goren has played a leading role in SG Phoenix LLC’s private equity investments and has developed extensive experience working with management teams and boards of directors, including at numerous public companies affiliated with SG Phoenix LLC.

William Keiper was appointed the Company’s President and Chief Operating Officer in December 2010. Mr. Keiper is Managing Partner of FirstGlobal Partners LLC where he specializes in working with investors and Boards of Directors in resolving issues related to business continuity, performance and sustainable value creation. Mr. Keiper has over 30 years of business experience, more than 18 of which have been in the management of software, technology and IT product distribution and services organizations. He was President and Chief Executive Officer of Hypercom Corporation (NYSE: HYC) from 2005 to 2007 and served as a member of its Board of Directors from 2000 to 2007. He was Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company, from 2002 to 2005. From 1997 to 2002, he served as a principal in mergers and acquisitions firms serving middle market software and IT services companies. He was Chief Executive Officer of Artisoft, Inc., a public networking and communications software company, from 1993 to 1997, and its Chairman from 1995 to 1997. He held several executive positions, including President and Chief Operating Officer, of MicroAge, Inc., an indirect sales-based IT products distribution and services company, from 1986 to 1993, where he was a key executive in helping to profitably drive more than a billion dollar revenue increase over the course of his tenure with the company.

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

Jeffrey Holtmeier has served as a director since August 2011. Mr. Holtmeier has more than 25 years of successful entrepreneurship in the technology and communications fields. As CEO of GENext from 2001 to present, and through its subsidiary China US Business Development, LLC, Mr. Holtmeier has assisted many US companies in establishing relationships in China, where he also co-founded Koncept International, Inc., a Chinese-based VoIP and digital media technology company. Prior to his involvement in the Chinese market, Mr. Holtmeier founded, built over seventeen years and successfully sold InfiNET in 2001 to Teligent, a NASDAQ listed company. Mr. Holtmeier was a recipient of the prestigious Ernst & Young, NASDAQ/USA Today “Entrepreneur of the Year” award in 1999, and has served on the boards of numerous corporations and non-profit organizations. He serves on CIC’s audit and compensation committees. Mr. Holtmeier’s qualifications to serve on the Board of Directors include his experience as a successful entrepreneur and his experience in establishing business relationships in China.

David E. Welch has served as a director since March 2004. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm. Mr. Welch has also been Vice President and

Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite-based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002.  Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with AspenBio Pharma, Inc., from 2004 to present, PepperBall Technologies, Inc. from January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado. He serves on CIC’s audit and compensation committees. Mr. Welch’s qualifications to serve on the Board of Directors include his significant accounting and financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  The following Section 16 filings were not timely filed for the year ended December 31, 2013: the Form 4 for Andrea Goren dated January 3, 2013, March 31, 2013, May 15, 3013, June 30, 2013, September 30, 2013, November 6, 2013, November 26, 2013, December 31,2013, the Form 4 for Philip Sassower dated January 3, 2013, March 31, 2013, May 15, 3013, June 30, 2013, September 30, 2013, November 6, 2013, November 26, 2013, December 31,2013,the Form 4 for Stan Gilbert dated January 3, 2013, May 4, 2013, May 17, 2013, May 19,2013, June 3, 2013, June 30, 2013 and December 16, 2013, the Form 4 for Jeffrey Holtmeier dated January 3, 2013 and the Form 4 for David Welch dated January 3, 2013.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower Chairman and CEO	2013 2012	−(1) −(1)	− −	− −	$273,000 $ ─	− −	− −	− −	$273,000 $ ─
William Keiper, President	2013 2012	−(2) −(2)	− −	− −	$168,000 $ ─	− −	− −	− −	$168,000 ─
Andrea Goren, CFO	2013 2012	-(3) -(3)	− −	− −	$126,000 $ ─	− −	− −	− −	$126,000 ─

1.	Mr. Sassower was appointed Chairman of the Board and Chief executive officer on August 5, 2010, and receives no compensation.

2.	Mr. Keiper was appointed President and Chief Operating Officer on December 7, 2010. Mr. Keiper receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. Sassower has 3,168,399 options that are vested and exercisable within sixty days of December 31, 2013.  Mr. Keiper has 9,334,399 options that are vested and exercisable within sixty days of December 31, 2013. Mr. Goren has 6,167,799 options that are vested and exercisable within sixty days of December 31, 2013. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 10 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Keiper is retained by the Company through an Advisory Services Agreement (the “FGP Agreement”) with First Global Partners, LLC (“FGP’). Mr. Keiper is Managing Partner of FGP. The term of the FGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. FGP receives a cash sum payment of $20,000 (“Cash Fee”) per month. In addition, FPG is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to FGP in 2013. Under the FGP Agreement, FGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the FGP Agreement.  The Company has agreed to pay FGP for reasonable and documented out of pocket expenses incurred for Services rendered by FGP during the term of the FGP Agreement, as long as FGP obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The term of the SGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP receives a cash sum payment of $15,000 (“Cash Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2013. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement.  The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2013

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Chairman and CEO	916,700(1) 1,626,949(2)	83.300(1) 4,873,051(2)	$0.0649 $0.0450	01/28/2018 01/03/2020
William Keiper, President and COO	8,000,000(3) 1,001,199(4)	─(3) 2,998,801(4)	$0.0250 $0.0450	08/11/2018 01/03/2020
Andrea Goren, Chief Financial Officer	916,700(5) 3,750,000(6) 750,899(7)	83,300(5) 1,249,500(6) 2,443,778(7)	$0.0649 $0.0250 $0.0450	01/28/2018 08/11/2018 01/03/2020

(1)	Mr. Sassower’s 1,000,000 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
(2)	Mr. Sassower’s 6,500,000 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
(3)	Mr. Keiper's 8,000,000 options were granted on August 11, 2011, vest pro rata monthly over two years, and expire on August 11, 2018
(4)	Mr. Keiper's 4,000,000 options were granted on January 3,2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
(5)	Mr. Goren's 1,000,000 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
(6)	Mr. Goren's 5,000,000 options were granted on August 11, 2011, vest pro rata quarterly over three years, and expire on August 11, 2018.
(7)	Mr. Goren's 3,000,000 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.

Option Exercises and Stock Vested

There were no stock options exercised in 2013. During the twelve months ended December 31, 2012, a total of 203,456 stock options were exercised by employees of the Company and the Company received $13 in cash.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Current Directors
Stanley Gilbert	$ 1,000	$ 21,000	$ ─	$ ─	$ ─	$ ─	$ 22,000
Jeffrey Holtmeier	$ 1,000	$ 21,000	$ ─	$ ─	$ ─	$ ─	$ 22,000
David Welch	$ 1,000	$ 21,000	$ ─	$ ─	$ ─	$ ─	$ 22,000

(1)	The amounts provided in this column represent the fees paid for attendance at the November 18, 2013 Board of Directors Meeting and the value of Stock options awarded in 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 20, 2014, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.  Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o Communication Intelligence Corporation, 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065-1413. The amounts are not stated in thousands.

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)	Number of Shares (2)	Percent Of Class (2)	Number of Shares (3)	Percent Of Class (3)	Number of Shares (4)	Percent Of Class (4)	Number of Shares (5)	Percent of Class (5)
Philip S. Sassower (6)	378,578,904	61.9%	−	−	6,588,541	59.3%	1,992,313	44.2%	800,048	9.8%
Andrea Goren (7)	359,282,088	60.7%	−	−	6,616,686	59.6%	1,961,302	43.5%	868,952	10.6%
Stanley Gilbert (8)	34,885,934	13.0%	−	−	140,718	1.3%	400,232	8.9%	112,726	2.4%
Jeffrey Holtmeier (9)	2,621,570	1.0%	−	−	−	−	−	−	24,821	*
David E. Welch (10)	1,258,450	*	−	−	−	−	−	−	−	−
William Keiper (11)	29,547,754	11.2%	−	−	−	−	252,306	5.6%	−	−

All directors and executive officers as a group (6 persons) (12)	419,813,095	72.2%	−	−	6,757,404	60.9%	2,659,779	59.0%	2,215,884	27.0%

5% Shareholders
Phoenix Venture Fund LLC (13)	297,241,858	63.1%	−	−	6,588,541	59.3%	1,946,374	43.2%	−	−
Michael W. Engmann (14)	91,324,893	29.0%	734,291	71.2%	799,688	7.2%	137,365	3.0%	878,818	10.7%
___________
*           Less than 1%.

1.
Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, including shares of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred”), Series B Participating Convertible Preferred Stock (the “Series B Preferred”), Series C Participating Convertible Preferred Stock  (the “Series C Preferred”) and Series D Preferred Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2014. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2014, or securities convertible into Common Stock within 60 days of March 20, 2014 are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or the other convertible securities listed above for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 232,559,528 shares of Common Stock, 1,031,476 shares of Series A-1 Preferred Stock, 11,102,924 shares of Series B Preferred Stock, 4,507,960 shares of Series C Preferred Stock, 8,198,779 shares of Series D Preferred Stock outstanding as of March 20, 2014. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

2.
Each outstanding share of Series A-1 Preferred Stock is presently convertible into 7.1429 shares of Common Stock. The shares of Series A-1 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-1 Preferred Stock stated in these columns reflect ownership of shares of Series A-1 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock at this ratio. The percentage of beneficial ownership of Series A-1 Preferred Stock beneficially owned is based on 1,031,476 shares of Series A-1 Preferred Stock outstanding as of March 20, 2014.

3.
Each outstanding share of Series B Preferred Stock is presently convertible into 23.0947 shares of Common Stock. The shares of Series B Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series B Preferred Stock stated in these columns reflect ownership of shares of Series B Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock at this ratio. The percentage of beneficial ownership of Series B Preferred Stock beneficially owned is based on 11,102,924 shares of Series B Preferred Stock outstanding as of March 20, 2014.

4.
Each outstanding share of Series C Preferred Stock is presently convertible into 44.444 shares of Common Stock. The shares of Series C Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series C Preferred Stock stated in these columns reflect ownership of shares of Series C Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock at this ratio. The percentage of beneficial ownership of Series C Preferred Stock beneficially owned is based on 4,507,960 shares of Series C Preferred Stock outstanding as of March 20, 2014.

5.
Each share of Series D-1 Preferred Stock is presently convertible into 44.444 shares of Common Stock and each share of Series D-2 Preferred Stock is presently convertible into 20.000 shares of Common Stock. There are presently 3,414,729 shares of Series D-1 Preferred Stock, and 4,784,050 shares of Series D-2 Preferred Stock. The shares of Series D Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series D Preferred Stock stated in these columns reflect ownership of shares of Series D Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series D Preferred Stock at the above ratios. The percentage of beneficial ownership of Series D Preferred Stock beneficially owned is based on 8,198,779 shares of Series D Preferred Stock outstanding as of March 20, 2014.

6.
Represents (a) 61,131,610 shares of Common Stock, (b) 2,543,649 shares issuable to Mr. Sassower upon the exercise of options exercisable within 60 days of March 20, 2014, (c) 152,160,378 shares of Common Stock issuable upon the conversion of 6,588,541 shares of Series B Preferred Stock, (d) 88,547,156 share of Common Stock issuable upon the conversion of 1,946,374 shares of Series C Preferred Stock, (e) 56,548,965 shares of Common Stock issuable upon the conversion of 1,314,477 shares of Series D Preferred Stock and (f) 17,737,144 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 13 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Phoenix Enterprises Family Fund LLC	Phoenix Banner Holdings	Total
Common Shares	2,555,556		2,792,494	55,783,562			61,131,612
Stock Options	2,543,649						2,543,649
Series B Preferred Stock As If Converted to Common Stock				152,160,378			152,160,378
Series C Preferred Stock As If Converted to Common Stock				86,505,425	2,041,731		88,547,156
Series D Preferred Stock As If Converted to Common Stock	20,901,312					35,557,653	56,458,965
Warrants	3,223,786	2,425,000		─	─	12,088,358	17,737,144
Total	29,224,303	2,425,000	2,792,494	294,449,365	2,041,731	47,646,011	378,578,904

7.
Represents (a) 58,595,056 shares of Common Stock, (b) 6,834,199 shares issuable upon the exercise of options exercisable within 60 days of March 20, 2014, (c) 152,810,378 shares of Common Stock issuable upon the conversion of 6,616,686 shares of Series B Preferred Stock, (d) 87,168,891 shares of Common Stock issuable upon the conversion of 1,961,302 shares of Series C Preferred Stock, (e) 38,704,650 shares of Common Stock issuable upon the conversion of 873,182 shares of Series D-1 Preferred Stock and (f) 15,168,914 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 13 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Phoenix Banner Holdings	Total
Common Shares	19,000		2,792,494	55,783,562			58,595,056
Stock Options	6,834,199						6,834,199
Series B Preferred Stock As If Converted to Common Stock		650,000			152,160,378		152,810,378
Series C Preferred Stock As If Converted to Common Stock		663,466			86,505,425		87,168,891
Series D Preferred Stock As If Converted to Common Stock		3,146,997				35,557,653	38,704,650
Warrants		655,556		2,425,000	─	12,088,358	15,168,914
Total	6,853,199	5,116,019	2,792,494	58,208,562	238,665,803	47,646,011	359,282,088

8.
Represents (a) 9,976,813 shares of Common Stock, (b) 1,041,850 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2014, (c) 3,249,840 shares of Common Stock issuable upon the conversion of 140,718 shares of Series B Preferred Stock, and (d) 17,787,911 shares of Common Stock issuable upon the conversion of 400,232 shares of Series C Preferred Stock, (e) 2,254,520 shares of Common Stock issuable upon the conversion of 112,726 shares of Series D Preferred Stock, and (f) 575,000 shares of Common Stock issuable upon the exercise of warrants, (see table below for details) (d). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common Shares	6,018,176	28,485	1,783,035	2,147,117	9,976,813
Stock Options	1,041,850				1,041,850
Series B Preferred Stock As If Converted to Common Stock	3,249,840				3,249,840
Series C Preferred Stock As If Converted to Common Stock	17,787,911				17,787,911
Series D Preferred Stock As If Converted to Common Stock	2,254,520				2,254,520
Warrants	575,000				575,000
Total	30,927,297	28,485	1,783,035	2,147,117	34,885,934

9.
Represents (a) 1,125,150 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2013, (b) 496,420 shares of Common Stock issuable upon the conversion of 24,821 shares of Series D Preferred Stock owned by Genext, LLC (“Genext”) and (c) 1,000,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2014 beneficially owned by China U.S. Business Development, LLC (“CUBD”).  As manager of CUBD and Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by CUBD and Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

10.	Represents 1,258,450 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2014.

11.
Represents (a) 9,667,599 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2014, (b) 11,213,488 shares issuable upon the conversion of 252,306 shares of Series C Preferred Stock, and (c) an aggregate of 8,666,667 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2014 beneficially owned by FirstGlobal Partners LLC (“FirstGlobal”). As manager of FirstGlobal, Mr. Keiper has the power to vote and dispose of the shares of Common Stock held by FirstGlobal and, accordingly, Mr. Keiper may be deemed to be the beneficial owner of the shares owned by FirstGlobal.

12.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 13 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes 22,470,897 shares issuable upon the exercise of options within 60 days of March 20, 2014.

13.
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

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	Total
Common Shares	55,783,562	2,792,492	58,576,054
Stock Options	-
Series B Preferred Stock As If Converted to Common Stock	152,160,378		152,160,378
Series C Preferred Stock As If Converted to Common Stock	86,505,425		86,505,425
Series D Preferred Stock As If Converted to Common Stock	-
Warrants	─	2,425,000	2,425,000
Total	297,241,858	5,217,492	299,666,857

14.
Represents (a) 8,964,953 shares of Common Stock beneficially owned by Mr. Engmann, (b) 5,244,967 shares of Common Stock issuable upon the conversion of 734,291 shares of Series A-1 Preferred Stock beneficially owned by Mr. Engmann, (c) 18,468,555 shares of Common Stock issuable upon the conversion of 799,688 shares of Series B Preferred Stock beneficially owned by Mr. Engmann (d) 6,105,104 shares of Common Stock issuable upon the conversion of 137,365 shares of Series C Preferred Stock beneficially owned by Mr. Engmann and (e) 31,751,767 shares of Common Stock issuable upon the conversion of 878,818 shares of Series D Preferred Stock beneficially owned by Mr. Engmann and (f) an aggregate of 20,789,547 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2014 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104. (See note 5 to the Consolidated Financial Statements).

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common Shares	3,680,249	4,041,140	1,243,564	8,964,953
Stock Options
Series A-1 Preferred Stock As If Converted to Common Stock	44,143	1,592,081	3,608,743	5,244,967
Series B Preferred Stock As If Converted to Common Stock	5,013,421	9,901,437	3,553,697	18,468,555
Series C Preferred Stock As If Converted to Common Stock	127,777	5,977,327	-	6,105,104
Series D Preferred Stock As If Converted to Common Stock	22,382,838	-	9,368,929	31,751,767
Warrants	14,276,299	-	6,513,248	20,789,547
Total	45,524,727	21,511,985	24,288,181	91,324,893

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	175	$ 0.21	−

2011 Stock Compensation Plan	68,813	$ 0.05	31,125
Equity Compensation Plans Not Approved by Security Holders
2009 Stock Compensation Plan	425	0.11	6,502
Non Plan Stock Options	125	0.15	−
Total:	69,538	$ 0.05	37,627

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

Director Independence

The Board of Directors has determined that Messrs. Gilbert, Holtmeier, and Welch are “independent,” as defined under the rules of the NASDAQ Stock Market relating to director independence, and  Messrs. Sassower and Goren are not independent under such rules. Messrs. Welch, Gilbert, and Holtmeier serve on the Compensation Committee of the Board of Directors. Each of the members of the Compensation Committee is independent under the rules of the NASDAQ Stock Market relating to director independence. Messrs. Welch, Gilbert and Holtmeier serve on the Audit Committee of the Board of Directors. Under the applicable rules of the NASDAQ Stock Market and the SEC relating to independence of Audit Committee members, the Board of Directors has determined that Messrs. Welch and Gilbert are independent and Mr. Holtmeier is not. Mr. Holtmeier's lack of independence stems solely from the fact that he was party to a consulting agreement under which he was paid $15,000 in the year ended December 31, 2012. The Board has determined that the amount paid to Mr. Holtmeier under this contract is not material, and thus the Board determined that Mr. Holtmeier is suitable to serve on the Audit Committee.

Related Party Transactions

Phoenix is the beneficial owner of approximately 63.3% of the Common Stock of the Company when calculated in accordance with Rule 13d-3, and Michael W. Engmann, together with two affiliated entities, is the beneficial owner of approximately 24.0% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

In February 2012, for working capital purposes, the Company borrowed $25 from Phoenix in the form of an unsecured demand note carrying 10% interest per annum. This note in plus accrued interest was repaid in September 2012.

In March 2012, the Company borrowed an aggregate of $100 from Phoenix Banner Holdings LLC in the form of an unsecured demand note. This note had an interest rate of 10% per annum. The funds were used for working capital purposes. The note plus accrued interest was repaid in September 2012.

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

In August and September 2012, the Company borrowed an aggregate of $50 and $50, respectively, from Phoenix Banner Holdings LLC in the form of unsecured demand notes. These notes had an interest rate of 10% per annum. The funds were used for working capital purposes.  These notes plus accrued interest were repaid in November 2012.

In September 2012 and November 2012, the Company paid to SG Phoenix LLC, $75 and $75, respectively, for administrative fees related to the Series D Preferred Stock financing rounds.

In October 2012, the Company signed an amendment to its agreement with China-US Business Development Corporation (“CUBD”), dated July 2011, to provide certain advisory and consulting services in relation to expanding distribution for certain CIC products in the People’s Republic of China. Specifically, introductions to targeted IT service companies, as well as facilitating meetings and assistance in negotiations for prospective partnerships. Per the agreement and amendment, CUBD was paid a total of $35 in installments, in part based upon reaching certain milestones. In addition, CUBD is entitled to receive a performance fee equal to 7%of net revenue received from any customer and/or partners introduced by CUBD during the first year, and, thereafter, 5% of net revenue up to $2 million and 3% of net revenue above $2 million, all from customers and/or partners introduced by CUBD. Jeffrey Holtmeier is the managing member of CUBD.

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum. This amount plus $2 in accrued interest was repaid out the May 2013 private placement of Series D Preferred Stock.

In the May 2013 private placement of Series D Preferred Stock, the Company received $100 and $11 from Mr. Sassower and Andax LLC, respectively, issuing 20 and 2.2 May 2013 Units, respectively. The shares of Series D Preferred Stock from this investment were exchanged by Mr. Sassower and Andax LLC for Units in the December 31, 2013 financing round.

From August 2013 through December 2013 the Company secured $1,025 in 10% demand notes from related parties. In November 2013, the Board of Directors approved the issuance of warrants in connection with approved issuances of demand notes. The Company issued a total of 19,167 warrants to related parties along with the demand notes. At December 31, 2013 accrued interest associated with the above notes was approximately $27. Detail on these demand note and warrant issuances is as follows:

Date	Phoenix Banner Holdings LLC		Michael W. Engmann		Kendu Partners Company		Philip Sassower
	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants
8/2/2013	$250
9/3/2013					$250
9/27/2013			$250
11/6/2013		4,167		4,167		4,167

12/3/2013			$150	5000
12/17/2013							$125	2,083

Total	$250	4,167	$400	9,167	$250	4,167	$125	2,083

In November 2013, the Company borrowed an additional $60 in demand notes from an employee of the Company. The notes plus accrued interest of $1 were repaid at December 31, 2013 from financing proceeds.

In the December 2013 private placement of Series D Preferred Stock, the related parties listed in the above table converted their demand notes and most of the accrued interest into Units. As a result, the Company issued 260, 258, 407 and 125 shares of Series D Preferred Stock, as well as 2,366, 2,346, 3,708 and 1,140 warrants to purchase Company Common Stock, to Phoenix Banner Holdings LLC, Kendu Partners Company, Michael W. Engmann and Philip Sassower, respectively.

SG Phoenix LLC, a Phoenix affiliate, acted as administrative agent with respect to the aforementioned demand and preferred stock offerings.  Philip Sassower and Andrea Goren are the co-managers of SG Phoenix LLC, and are also the Company’s Chief Executive Officer and Chief Financial Officer, respectively.  Mr. Sassower is Chairman of the Board of Directors, and Mr. Goren is also a member of the Company’s Board of Directors and the Company’s Corporate Secretary. The Company agreed to pay all legal fees and out-of-pocket expenses incurred by SG Phoenix LLC and its affiliates in connection with the aforementioned offerings. In addition and in connection to such offerings, SG Phoenix LLC was paid a cash administrative fee equal to $150 and issued three-year warrants to purchase 3,000 shares of the Common Stock at a $0.05 exercise price for the offerings in 2012, and an additional $75 in cash plus a similar warrant to purchase an additional 3,000 shares of Common Stock at a $0.0275 exercise price for the offerings in 2013.

During the year ended December 31, 2013, the Company exercised its option to made preferred dividend payments in kind. For the year ended December 31, 2013, the Company issued 79 shares of Series A-1 Preferred Stock, of which 56 were to related parties, 1,044 shares of Series B Preferred Stock, of which 711 were to related parties, 433 shares of Series C Preferred Stock, of which 225 were to related parties, 131 shares of Series D-1 Preferred Stock, of which 113 were to related parties, and 402 shares of Series D-2 Preferred Stock, of which 35 were to related parties.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2013 and 2012, was $436 and $189, respectively, of which $436 and $100, respectively, was related party expense. Amortization of debt discount and deferred financing costs and the loss on extinguishment of debt for the year ended December 31, 2013 and 2012, was $111 and $64, respectively, of which $111 and $14, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. PMB Helin Donovan has been the Company’s auditors since May 2011. During fiscal years 2012 and 2013, the estimated fees for audit and other services performed by PMB Helin Donovan for the Company were as follows:

Nature of Service	2013			2012
Audit Fees		$94,800	(91%)		$71,000	(86%)
Audit-Related Fees		$1,900	(2%)		$5,300	(6%)
Tax Fees		$7,500	(8%)		$7,000	(8%)
All Other Fees	$	−		$	−
Total		$101,200			$83,000

Pre-Approval Policies.

 It is the policy of the Company not to enter into any agreement with its auditors to provide any non-audit services unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to the auditors during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit are approved by the Audit Committee or by one or more members of the Audit Committee who are members of the board of directors to whom authority to grant such approvals has been delegated by the Audit Committee.  The Audit Committee will not approve any agreement in advance for non-audit services unless (x) the procedures and policies are detailed in advance as to such services, (y) the Audit Committee is informed of such services prior to commencement and (z) such policies and procedures do not constitute delegation of the Audit Committee’s responsibilities to management under the Exchange Act.

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of PMB Helin Donovan and has concluded that PMB Helin Donovan is independent under applicable SEC and NASDAQ rules and regulations.

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

3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.

Exhibit Number	Document
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

3.24
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.

*3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012.
*3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012.
*3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012.
*3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012.
3.29
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.

*3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on August 12, 2006.

Exhibit Number	Document
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
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

10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012..
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
*10.67	Form of Subscription Agreement dated December 31, 2013.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.

Exhibit Number	Document
*21.1	Schedule of Subsidiaries.
*23.1	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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

Date:   March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2014.

Date	Signature	Title
March 31, 2014	/s/ Philip S. Sassower Philip S. Sassower	Chairman and Chief Executive Officer (Principal Executive Officer)
March 31, 2014	/s/ Andrea Goren Andrea Goren	Director, Chief Financial Officer (Principal Financial and Accounting Officer)
March 31, 2014	/s/ Stanly Gilbert Stanley Gilbert	Director
March 31, 2014	/s/ Jeffrey Holtmeier Jeffrey Holtmeier	Director
March 31, 2014	/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

  Stockholders of Communication Intelligence Corporation and Subsidiary:

We have audited the accompanying consolidated balance sheets of Communication Intelligence Corporation and Subsidiary (collectively the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, including the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s significant recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PMB Helin Donovan, LLP

San Francisco, CA

March 31, 2014

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)
	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$945	$486
Accounts receivable, net of allowance of $22 and $27 at December 31, 2013 and 2012	410	701
Prepaid expenses and other current assets	57	73

Total current assets	1,412	1,260
Property and equipment, net	17	28
Patents, net	1,290	1,655
Other assets	29	29

Total assets	$2,748	$2,972

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	327	75
Accrued compensation	315	289
Other accrued liabilities	232	150
Deferred revenue	490	569

Total current liabilities	1,364	1,083
Deferred revenue long-term	74	249
Deferred rent	86	125
Derivative liability	25	128
Total liabilities	1,549	1,585
Commitments and contingencies	−	−
Stockholders' equity (deficit):
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 1,031 and 953 shares issued and outstanding at December 31, 2013 and 2012, respectively ($1,031 liquidation preference at December 31, 2013)	1,031	953
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 11,102 and 10,058 shares issued and outstanding at December 31, 2013 and 2012 ($16,653 liquidation preference at December 31, 2013)	9,232	8,188
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 4,508 and 4,175 shares issued and outstanding at December 31, 2013 and 2012 ($6,762 liquidation preference at December 31, 2013)	4,895	4,754
Series D-1 Preferred Stock, $.01 par value; 6,000 shares authorized; 3,415 and 1,124 shares issued and outstanding at December 31, 2013 and 2012 ($3,415 liquidation preference at December 31, 2013)	2,357	2,158
Series D-2 Preferred Stock, $.01 par value; 9,000 shares authorized; 4,783 and 3,302 shares issued and outstanding at December 31, 2013 and 2012 ($4,783 liquidation preference at December 31, 2013)	3,934	3,073
Common stock, $.01 par value; 1,500,000 shares authorized; 232,558 and 224,523 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,390	2,309
Treasury shares, 6,500 at December 31, 2013 and December 31, 2012 respectively	(325)	(325)
Additional paid-in-capital	97,419	95,262
Accumulated deficit	(119,184)	(114,420)
Accumulated other comprehensive loss	(14)	(29)
Total CIC stockholder’ equity	1,735	1,923
Non-Controlling interest	(536)	(536)
Total stockholders' equity (deficit)	1,199	1,387
Total liabilities and stockholders' equity	$2,748	$2,972

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
Revenue:
Product	$728	$1,729
Maintenance	690	649
	1,418	2,378
Operating costs and expenses:
Cost of sales:
Product	64	323
Maintenance	280	52
Research and development	2,073	1,802
Sales and marketing	1,272	1,392
General and administrative	2,026	1,863

	5,715	5,432

Loss from operations	(4,297)	(3,054)

Other expense, net	(23)	(19)
Interest expense:
Related party	(436)	(100)
Other	−	(89)
Amortization of debt discount and deferred financing cost:
Related party	(44)	(14)
Other		(50)

Loss on extinguishment of debt, related party	(67)	─

Gain on derivative liability	103	211
Net loss	(4,764)	(3,115)
Preferred stock:
Accretion of beneficial conversion feature:
Related party	(599)	(1,859)
Other	(648)	(334)
Preferred stock dividends:
Related party	(1,140)	(982)
Other	(948)	(484)
Income tax tax expense	−	−
Net loss before non-controlling interestNet loss	$(8,099)	$(6,744)
Net loss attributable to non-controlling interest	−	(2)
Net loss attributable to common stockholders	(8,099)	(6,746)
Basic and diluted loss per common share	$(0.04)	$(0.03)
Weighted average common shares outstanding, basic and diluted	226,225	223,390

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012

Net loss:	$(4,764)	$(3,115)
Other comprehensive income, net of tax
Foreign currency translation adjustment	15	14

Total comprehensive loss	$(4,749)	(3,101)

See accompanying notes to these Consolidated Financial Statements

	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Series D-1 Preferred Shares Outstanding	Series D-1 Preferred Shares Amount	Series D-2 Preferred Shares Outstanding	Series D-2 Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balances as of December 31, 2011	880	$880	9,250	$7,380	3,547	$3,569	-	$-	-	$-	198,188	$1,981	−	$97,715	$(111,305)	$(534)	$(43)	$(357)
Receipt of 6.5M common shares in settlement of the 16b action											(6,500)		(325)					(325)
Series C preferred shares issued in settlement of an indemnification claim related to the 16b settlement					278	417												417
Stock-based employee compensation														461				461
Common shares issued in connection with the cashless exercise of warrants											20,186	202		(202)				─-
Common shares issued in connection with the exercise of warrants for cash											7,439	74		138				212
Common shares issued in connection with the exercise of stock options option for cash											203	2		11				13
Common stock issued as restricted stock											46			2				2
Common shares issued in connection with the conversion of Series B preferred shares			(140)	(140)							3,232	33		107				─
Common shares issued in connection with the conversion of Series C preferred shares					(39)	(39)					1,729	17		22				─
Accretion of beneficial conversion feature on Series C preferred shares issued in settlement of the indemnification claim						417								(417)				─
Series D-1 preferred shares issued in a private placement upon the conversion of short-term debt net of offering expenses of $76							1,110	1,034										1,034
Series D-2 preferred shares issued in a private placement upon the conversion of short-term debt, net of offering expenses of $114									2,179	2,065								2,065
Series D-2 preferred shares issued in a private placement for cash, net of offering expenses of $115									1,082	967								967
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement upon the conversion of short term debt								1,110						(1,110)				─
Accretion of beneficial conversion feature on preferred shares dividends issued in kind				268		385		13						(666)				─-
Preferred share dividends, paid in kind	73	73	948	680	389	4	14	1	41	41				(799)				─
Net loss attributable to non-controlling interest																(2)		(2)
Comprehensive loss:
Net loss															(3,115)			(3115)
Foreign currency translation adjustment																	14	14
Balance as of December 31, 2012	953	$953	10,058	$8,188	4,175	$4,754	1,124	$2,158	3,302	$3,073	224,523	$2,309	$(325)	$95,262	$(114,420)	$(536)	$(29)	$1,387
Stock-based employee compensation														819				819
Common shares issued in connection with the cashless exercise of warrants											2,283	23		(23)				−
Common shares issued in connection with the exercise of warrants for cash											1,300	13		16				29
Common shares issued in connection with the conversion of Series C preferred shares					(100)	(100)					4,452	45		55				−
Series D-1 preferred shares issued in a private placement upon the conversion of short-term debt plus accrued interest							786	786										786
Cost of warrants issued with Series D-1 preferred shares upon the conversion of short-term debt plus accrued interest								(391)						391				−
Accretion of beneficial conversion feature on Series D-1 preferred shares upon the conversion of short term debt plus accrued interest								(395)						395				−
Series D-2 preferred shares upon the conversion of short-term debt plus accrued interest									393	393								393
Cost of warrants issued with Series D-2 preferred shares upon the conversion of short-term debt plus accrued interest										(196)				196				−
Accretion of beneficial conversion feature on Series D-1 preferred shares upon the conversion of short term debt plus accrued interest										(39)				39

	Series A-1Preferred Shares Outstanding	Series A-1Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Series D-1 Preferred Shares Outstanding	Series D-1 Preferred Shares Amount	Series D-2 Preferred Shares Outstanding	Series D-2 Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total

Series D-1 preferred shares issued in a private placement for cash, net of offering expenses of $26							837	810										810
Cost of warrants issued with Series D-1 preferred shares issued in a private placement for cash								(302)						302				−
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								(381)						381				−
Series D-2 preferred shares issued in a private placement for cash, net of offering expenses of $13	7								1,223	1,211								1,211
Cost of warrants issued with Series D-2 preferred shares issued in a private placement for cash										(151)				151				−
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash										(30)				30
Exchange of Series D-2 Preferred Stock for shares of Series D-1 Preferred Stock issued in May 2013							537	537	(537)	(537)								−
Cost of warrants issued on exchange of Series D Preferred Stock								(385)		(192)				577				−
Accretion of beneficial conversion feature on exchange of Series D Preferred Stock								(152)		-				152				−
Preferred share dividends, paid in kind	78	78	1,044	1,044	433	433	131	131	402	402				(2,088)				−
Accretion of beneficial conversion feature on preferred shares dividends issued in kind						(191)		(59)						250				−
Warrants issued with short term debt														403				403
Loan discount on demand notes														111				111
Net loss attributable to non-controlling interest																−		−
Comprehensive loss:
Net loss															(4,764)			(4,764)
Foreign currency translation adjustment																	15	15
Balance as of December 31, 2013	1,031	$1,031	11,102	$9,232	4,508	$4,895	3,415	$2,357	4,783	$3,934	232,558	$2,390	$(325)	$97,419	$(119,184)	$(536)	$(14)	$1,199

See accompanying notes to these Consolidated Financial Statements
Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,764)	$(3,115)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	380	459
Amortization of debt discount and deferred financing costs	44	64
Loss on extinguishment of debt	67	─
Stock-based employee compensation	819	461
Warrants issued with demand notes	436	−
Restricted stock expense	−	2
Series C preferred shares issued in settlement of indemnity claim	−	417
Common Stock received as settlement of 16b claim	−	(325)
Gain on derivative liability	(103)	(211)

Changes in operating assets and liabilities:
Accounts receivable, net	291	(403)
Prepaid expenses and other current assets	16	(44)
Accounts payable	252	(188)
Accrued compensation	26	68
Other accrued liabilities	54	(93)
Deferred revenue	(254)	(96)
Net cash (used for) operating activities	(2,736)	(3,004)

Cash flows from investing activities: Acquisition of property and equipment	(5)	(12)
Net cash used for investing activities	(5)	(12)

Cash flows from financing activities:
Net proceeds from issuance of short-term debt	1,460	2,328
Net proceeds from issuance of Series D-1 preferred shares	810	−
Net proceeds from issuance of Series D-2 preferred shares	1,210	967
Proceeds from exercise of warrants for cash	29	212
Proceeds from exercise of stock options	−	13
Principal payments on short term notes payable	(310)	(325)
Net cash provided by financing activities	3,199	3,195

Effect of exchange rate changes on cash and cash equivalents	−	−

Net increase in cash and cash equivalents	459	179
Cash and cash equivalents at beginning of period	486	307
Cash and cash equivalents at end of period	$945	$486

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31
	2013	2012
Supplementary disclosure of cash flow information
Interest paid	$1	$21
Income taxes paid	$ −	$ −

Non-cash financing and investing transactions

Cashless exercise of warrants	$23	$202
Dividends on preferred shares	$2,088	$1,466
Conversion of Series B Preferred shares into Common Stock	$ −	$140
Conversion of Series C Preferred Stock into Common Stock	$56	$39
Debt discount recorded in connection with short-term debt	$111	$64
Conversion of short term notes plus accrued interest into Series D-1 preferred shares	$786	$1,034
Conversion of short term notes plus accrued interest into Series D-2 preferred shares	$391	$2,065
Accretion of beneficial conversion feature on Preferred Shares
Series B Preferred Stock	$ ─	$268
Series C Preferred Stock	$191	$385
Series D-1 Preferred Stock	$59	$13
Series D-2 Preferred Stock	$ ─	$ ─
Accretion of beneficial conversion feature on Preferred Shares issued
Series C Preferred Stock	$ ─	$417
Series D-1 Preferred Stock	$929	$1,110
Series D-2 Preferred Stock	$68	$ ─
Warrants issued in connection with the Series D financing
Subscription agreements	$453	$ ─
Debt conversion	$587	$ ─
Exchange of May Series D financing	$575	$ ─

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

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2013, the Company’s accumulated deficit was approximately $119,184.  The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2013, the Company’s cash balance was approximately $945. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassification:

Certain amounts in the consolidated financial statements for 2012 have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on net income, earnings per share, or cash flows as previously reported.

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

Fair value measures:

Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. Our policy on fair value measures requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The policy prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2013 and December 31, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2013 and December 31, 2012, the carrying values of accounts receivable and accounts payable approximated their fair values.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Derivatives:

The Company, from time to time, enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle the obligation(s) by issuance of Company securities. The Company applies a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The fair value of each derivative is estimated each reporting period.

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2013	2012
Cash in bank	$945	$486
Money market funds	–	−

Cash and cash equivalents	$945	$486

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions.  The costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  There were $0 and $64 in cost amortized to interest expense for the years ended December 31, 2013 and 2012.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $15 and $12 for the years ended December 31, 2013 and 2012, respectively.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Patents:

Patents are stated at cost less accumulated amortization that, in management’s opinion, does not exceed fair value. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $365 and $365 for the years ended December 31, 2013 and 2012, respectively. The estimated remaining weighted average useful lives of the patents are 4 years.

Future patent amortization is as follows:

Year Ended December 31,
2014	$357
2015	342
2016	322
2017	269
Total	$1,290

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets, including intangible assets such as patents, at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded during the two years ended December 31, 2013 and 2012, respectively.

Share-based payment:

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black Scholes valuation model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

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

For arrangements with multiple deliverables, the Company allocates consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices which is determined using vendor specific objective evidence.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)
1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Maintenance revenue is recorded for post-contract support and upgrades or enhancements, which is paid for in addition to license fees, and is recognized as costs are incurred or over the support period whichever is longer. For undelivered elements where vendor specific objective evidence does not exist, revenue is deferred and subsequently recognized when delivery has occurred and when vendor specific evidence has been determined.

Research and development:

Research and development costs are charged to expense as incurred.

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2013 and 2012 was $15 and $15, respectively.

Net loss per share:

The Company calculates net loss per share under the provisions of the relevant accounting guidance. That guidance requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and diluted loss per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

The number of shares of common stock subject to outstanding options, preferred shares on an as converted basis and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2013	December 31, 2012
Common Stock subject to outstanding options	69,537	44,529
Series A-1 Preferred Stock	1,031	6,806
Series B Preferred Stock	11,103	232,142
Series C Preferred Stock	4,508	185,572
Series D-1 Preferred Stock	3,415	49,961
Series D-2 Preferred Stock	4,784	66,052
Warrants outstanding	77,155	151,722

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2013 and 2012 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2006, and state tax examinations for years before 2005. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Recently issued accounting pronouncement:

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2013	2012	2013	2012
Customer #1	47%	67%	15%	29%
Customer #2	15%	−	10%	−
Customer #3	19%	16%	16%	−
Customer #4	−	−	10%	−
Customer #5	−	−	12%	19%
Total concentration	81%	83%	63%	48%

The following table summarizes sales concentrations:

	December 31,2013	December 31, 2012
Sales within the United States	98%	100%
Sales outside of the United States	2%	−
Total	100%	100%

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

3.	Property plant and equipment:

Property and equipment, net at December 31, consists of the following:

	2013	2012
Machinery and equipment	$1,231	$1,227
Office furniture and fixtures	435	435
Leasehold improvements	90	90
Purchased software	323	323

	2,079	2,075
Less accumulated depreciation and amortization	(2,062)	(2,047)

	$17	$28

4.	Patents:

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2013	2012
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(5,455)	(5,090)

			$1,290	$1,655

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

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. The Joint Venture's business license expires October 18, 2043. There were no significant operations in 2013 or 2012.

The Joint Venture had no revenue for the years ended December 31, 2013 and 2012, respectively.  It had no long-lived assets as of December 31, 2013 and 2012.

6.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services.  The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2013	2012
Accrued professional services	$8	$12
Rents	35	23
Management fees	180	−
Other	9	115
Total	$232	$150

7.	Short-term notes payable:

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum. The demand note plus accrued $2 in accrued interest was paid in May 2013.

From August 2013 through December 2013 the Company secured $1,150 in 10% demand notes from related parties and others that was used for working capital and general corporate purposes. In November, the Board of Directors approved the issuance of warrants in addition to the interest on these demand notes. The Company issued 21,667 warrants, 14,583 of which were issued for the notes secured prior to November 6, 2013, and a total of 7,084 warrants were issued for demand notes secured on November 26, and December 13, 2013. The Company ascribed a value of $406, recorded as interest expense, to the warrants issued prior to November 6, 2013, and ascribed a value of $111, recorded as a debt discount to the warrants issued with notes secured after November 6, 2013. The Company recorded $44 in debt discount amortization expense and $67 in loss on extinguishment upon conversion of the notes. The warrants have a three year life from the date of grant and an exercise price of $0.03. Detail on these demand notes and warrants is as follows:

	Phoenix Banner Holdings LLC		Michael W. Engmann		Kendu Partners Company		JAG Multi Investments		Philip Sassower
Date	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants
8/2/2013	$250
9/3/2013					$250
9/27/2013			$250
11/1/2013							$125	2,083
11/6/2013		4,167		4,167		4,167
12/13/2013			$150	5,000
12/17/2013									$125	2,083

Total	$250	4,167	$400	9,167	$250	4,167	$125	2,083	$125	2,083

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

7.	Short-term notes payable:

The warrants were valued using the Black Sholes pricing model with the following assumptions:
Date	Expected Term	Volatility	Risk free interest rate	Dividend yield
11/6/2013	Three years	202.9%	0.58%	$0.00
11/26/2013	Three years	200.8%	0.55%	$0.00
12/3/2013	Three years	198.8%	0.68%	$0.00
12/17/2013	Three years	198.0%	0.68%	$0.00

On December 31, 2013, the Company’s note holders converted the notes discussed above into 786 shares of Series D-1 Preferred Stock and 393 shares of Series D-2 preferred Stock.

In November 2013, in addition to the above, the Company borrowed, in the form of demand notes, $60 from an employee of the Company. The notes plus accrued interest of $1 were repaid at December 31, 2013, from the proceeds of the financing.

In February and March 2012, the Company borrowed $25 and $100 from Phoenix, respectively, at 10% per annum in the form of demand notes. All principal and accrued interest was repaid in cash in the amount of $132 in September 2012.

In April 2012, the Company entered into the April 2012 Purchase Agreement with the April 2012 Investors, and issued the April 2012 Notes for $1,000, receiving $982 in cash, net of expenses of $17. In connection with the issuance of the April 2012 Notes, the Company recorded a discount on notes for $64, and, as the result of the conversion of the April 2012 Notes in November 2012, the discount was fully amortized to interest expense. The April 2012 Notes had an interest at the rate of 10% per annum and a maturity date of April 22, 2013. In connection with the issuance of the April 2012 Notes, the Company also issued to the April 2012 Investors warrants to purchase 5,000 shares of Common Stock at an exercise price of $0.05 per share. The April 2012 Warrants are exercisable for a period of three years from the date of issue. The Company ascribed a value of $47 to the April 2012 Warrants, which was recorded as a discount to notes payable and as a derivative liability. In connection with the April 2012 Purchase Agreement, the Company paid $17 in consulting fees and issued an aggregate of 349 warrants at an exercise price of $0.05 per share to two consultants. These warrants are exercisable for three years from the date of issue, and the Company ascribed to them a value of $3, using a modified Black Scholes pricing model. The related warrant value was recorded as a professional service fee expense and as a derivative liability. The April 2012 Notes and accrued interest were automatically converted into shares of Series D-2 Preferred Stock at a price of $1.00 per share at a closing that occurred on November 15, 2012 (the “Final Closing”), for $1,057.

In August and September 2012, the Company borrowed $50 and $50 from Phoenix Banner Holdings LLC, respectively, at 10% per annum in the form of demand notes. All principal and accrued interest was repaid in cash in the amount of $102 from the proceeds of the November 2012 closing.

In September 2012, the Company entered into the September 2012 Subscription Agreements with the September 2012 Investors. Under the terms of the September 2012 Subscription Agreements, the September 2012 Investors purchased approximately $1,103 of September 2012 Notes, and, subject to the satisfaction of certain closing conditions, agreed to purchase at the Final Closing approximately 1,103 shares of Series D-2 Preferred Stock at a purchase price of $1.00 per share. The Company received $778 net of expenses in cash for the September 2012 Notes, and proceeds of $967 net of offering costs of $115 for 1,082 of Series D-2 Preferred Stock at the Final Closing. The September 2012 Notes had an interest at the rate of 10% per annum, and a maturity date of December 31, 2012.  The September 2012 Notes and accrued unpaid interest were converted into 1,121 shares of Series D-2 Preferred Stock at a price of $1.00 per share upon the consummation of the Final Closing. The Series D-2 Preferred Stock is convertible into shares of the Company’s Common Stock at a conversion price of $0.05 per share (subject to adjustment).  The Final Closing was subject to stockholder approvals and the satisfaction of customary closing conditions. A portion of the proceeds from the September 2012 Notes was used to repay approximately $225 in demand notes to a related party and an employee of the Company, and for working capital and general corporate

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

7.	Short-term notes payable:

purposes in the ordinary course of business. In connection with the September 2012 Subscription Agreements, the Company, after the Final Closing, issued an aggregate of 294 warrants to four consultants as a finder’s fee and 3,000 warrants to SG Phoenix LLC as and administrative fee. These fee warrants have an exercise price of $0.05 per share and the Company recorded a derivative liability in the amount of $1 and $7, respectively.

In November 2012, shareholders approved an increase in the Company’s authorized capital and the issuance of Series D Preferred Stock. In November 2012 the Company converted approximately $3,099 of short-term debt and accrued interest into shares of Series D Preferred Stock net of offering costs of $190. The Company sold, for cash in a private placement, 1,082 of additional shares of Series D Preferred Stock at a purchase price of $1.00 per share and received $967 net of offering costs of $115.

8.	Derivative liabilities:

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

The Company issued certain warrants in connection with financing transactions from 2010 through 2012 that require liability classification because of certain provisions that may have resulted in an adjustment to the number of shares issued upon settlement and an adjustment to their exercise price.  The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company used a simulated probability valuation model to value these warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically, probabilities) used may cause the value to be higher or lower than that reported.  The assumptions used in the model required significant judgment by management and include the following: volatility, expected term, risk-free interest rate, dividends, warrant holders’ expected rate of return, reset provisions based on expected future financings, projected stock prices, and probability of exercise.  The estimated volatility of the Company’s common stock at the date of issuance, and at each subsequent reporting period, is based on historical volatility. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.  Dividends are estimated at 0% based on the Company’s history of no common stock dividends.

The Company issued the following warrants related to the bridge financings in April and November 2012. Included in the April 2012 warrants were warrants issued as finder’s fees. The November warrants issued included warrants issued to related parties as administrative fees and warrants issued as finder’s fees. The warrants have a three year life from the date of issue with a zero dividend yield and were valued using a simulated probability valuation model. Additional information with respect to these warrants is presented in the table below.

Issue Date	Reason for issuance	Number of warrants issued	Exercise price	Risk free interest rate	Expected volatility	Derivative liability value on date of issue
4/23/2012	Bridge financing warrants	5,000	$0.050	1.78%	205.3%	$50
4/23/2012	Finder’s fee warrants	349	$0.050	1.78%	205.3%
11/15/2012	Administrative fee warrants	3,000	$0.050	1.58%	202.2%	$8
11/15/2012	Finder’s fee warrants	294	$0.050	1.58%	202.2%

The fair value of the outstanding derivative liabilities at December 31, 2013, and December 31, 2012, was $25 and $128, respectively.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

8.	Derivative liabilities:

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2013, are as follows:

Derivative Liability
Balance at January 1, 2012	$128
Gain on derivative liability	103
Balance at December 31, 2013	$25

Assets and liabilities measured at fair value as of December 31, 2013, are as follows:

	Value at December 31, 2013	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$25	$ −	$ −	$ 25

9. Common stock options:

At December 31, 2013, the Company has three stock-based employee compensation plans, the 1999 Option Plan, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The 1999 Option Plan expired in April 2009 (options outstanding under that plan are not affected by its expiration). The Company may also grant options to employees, directors and consultants outside of the active 2009 and 2011 under individual plans.

Information with respect to the Stock Compensation Plans at December 31, 2013 is as follows:

	1999 Option Plan	2009 Stock Compensation Plan	2011 Stock Compensation Plan	Individual Plans
Shares authorized for issuance	4,000	7,000	100,000	−
Option vesting period	Quarterly over 3 years	Quarterly over 3 years	Immediate/Quarterly over 3 years	Quarterly over 3 years
Date adopted by shareholders	June 2009	−	November 2011	−
Option term	7 Years	3 to 7 Years	7 Years	7 Years
Options outstanding	175	425	68,812	125
Options exercisable	175	425	42,654	125
Weighted average exercise price	$0. 21	$0.11	$0.047	$0.15

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black Scholes valuation model.  Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Risk free interest rate	0.40% - 4.92%	0.62% - 5.11%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	91.99% - 198.38%	91.99% - 180.36%
Expected dividends	None	None
Estimated average forfeiture rate	10%	10%

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)
9.      Stockholders’ equity:

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2013 and 2012. The Company granted 26,553 options at a weighted average grant date fair value of $0.047 per share. There were no stock options exercised during the year ended December 31, 2013. There were 203 stock options exercised for cash proceeds of $13 during the year ended December 31, 2012.
	Year Ended December 31, 2013	Year Ended December 31, 2012
Research and development	$262	$206
Sales and marketing	100	91
General and administrative	410	137
Director options	47	27
Stock-based compensation expense included in operating expenses	$819	$461

As of December 31, 2013, there was $270 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2013.

The summary activity for the Company’s 2009 and 2011 Stock Compensation Plans, the 1999 Option Plan and Individual Plans is as follows:

	December 31, 2013				December 31, 2012
	Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	44,529		$0.05			51,353	$0.09
Granted	26,553		$0.04			2,500	$0.06
Exercised	−	$	−	─		(203)	$0.07	$2
Forfeited/ Cancelled	(1,545)		$0.11			(9,121)	$0.26

Outstanding at period end	69,537		$0.05	─	5.02	44,529	$0.05		3.2

Options vested and exercisable at period end	43,379		$0.05	─	4.61	23,319	$0.05		2.6

Weighted average grant-date fair value of options granted during the period	$0.04					$0.06

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life(in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	69,537	5.02	$0.05	43,379	$0.05

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

9.	Stockholders' equity:

A summary of the status of the Company’s non-vested shares as of December 31, 2013 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	21,210	$0.04
Granted	26,553	$0.04
Forfeited	(682)	$0.03
Vested	(20,923)	$0.04
Non-vested at December 31, 2013	26,158	$0.05

An employee or consultant desiring to exercise or convert his or her stock options must provide a signed notice of exercise to the Chief Financial Officer. Once the exercise is approved an issue order is sent to the Company’s transfer agent and by certificate or through other means of conveyance, the shares are delivered to the employee or consultant, generally within three business days. The Company has no plans to repurchase shares of Common Stock in the future.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the same provisions outlined above, which may have a material impact on the Company’s financial statements.

As of December 31, 2013, 69,537 shares of common stock were reserved for issuance upon exercise of outstanding options.

Treasury Stock:

The Company received 6,500 shares of its Common Stock having a fair value under the cost method of $325 in January 2012, in settlement of a 16b suit brought by a shareholder against Phoenix Venture Fund, LLC (“Phoenix”). At December 31, 2013, the total value of treasury stock was $325.

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

The Company has amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its Series D-1 and Series D-2 Preferred Stock. The Company solicited its stockholders and its stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Series D-1 Preferred Stock from 3,000 to 6,000, and of Series D-2 Preferred Stock from 8,000 to 9,000 (the “Charter Amendment”). The Charter Amendment allows the Company to have additional shares of stock available for possible future capital raising activities as approved by the Board of Directors.

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

9.	Stockholders' equity:

Information with respect to the classes of Preferred Stock at December 31, 2013 is as follows:
Class of Preferred Stock	Issue Date	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	May 2008	8%	Quarterly in Arrears	$1.00	$0.1400	1,031	7,368
Series B	August 2010	10%	Quarterly in Arrears	$1.50	$0.0433	11,012	256,241
Series C	December/March 2011	10%	Quarterly in Arrears	$1.50	$0.0225	4,508	200,354
Series D-1	November 2012/May and December 2013	10%	Quarterly in Arrears	$1.00	$0.0225	3,415	151,766
Series D-2	November 2012/May and December 2013	10%	Quarterly in Arrears	$1.00	$0.0500	4,783	95,682
Total							711,411

Information with respect to dividends issued on the Company’s Preferred stock for the years ended December 31, 2013 and 2012 is as follows:

	December 31,		December 31,
	2013	2012	2013	2012
	Dividends		Beneficial Conversion Feature Related to dividends
Series A-1	$78	$73	$ ─	$ ─
Series B	1,044	948	─	268
Series C	433	389	191	385
Series D-1	131	14	59	13
Series D-2	402	41	─	─
Total	$2,088	$1,465	$250	$666

Series A-1 Preferred Stock

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

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

9.	Stockholders' equity:

In January 2012, the Company received 6,500 shares of Common Stock from Phoenix in settlement of a 16b claim brought by a Company stockholder against Phoenix, certain affiliates and the Company, as a nominal defendant. The Common Stock was valued at $325. In settlement of an indemnification claim brought by Phoenix in March 2012, resulting from the settlement of the 16b claim in January 2012, the Company issued to Phoenix 278 shares of Series C Preferred Stock valued at $417. The Company booked a $417 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock.

In September 2012, an investor converted 39 shares of Series C Preferred Stock into 1,729 shares of the Company’s Common Stock.

In November 2013, a shareholder converted 100 shares of Series C Preferred Stock, and the Company issued 4,452 share of common stock.

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

On December 31, 2013, the Company converted approximately $1,179 of short-term debt plus accrued interest into 786 shares of Series D-1 Preferred Stock  and 393 shares of Series D-2 Preferred Stock The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable and expire three (3) years from the date of issuance. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On December 31, 2013, the Company sold for $870 in cash, net of $40 administrative fee paid to SG Phoenix, 607 Shares of Series D-1 preferred Stock and 303 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable and expire three (3) years from the date of issuance. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

In connection with the December 31, 2013, offering, the Company adjusted the number of shares of Series D-1 Preferred Stock and Series D-2 Preferred Stock issued to investors in the May 2013 offering described above, in order to give such investors shares of Series D-1 Preferred Stock and Series D-2 Preferred Stock in the same ratio as offered to Investors in the December 31, 2013, offering. This resulted in an exchange of 537 shares of Series D-2 Preferred into Series D-1 Preferred. The Company also issued warrants to purchase Common Stock in the same manner as offered to investors in the December 31, 2013, offering.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

9.	Stockholders' equity:

Warrants:

Summary of Warrant exercises as of:

	December 31,2013				December 31, 2012
	Warrants	Common Shares Issued	Cash received		Warrants	Common Shares Issued	Cash received
	1,300	1,300		$29	28,511	20,186	$-
	11,111	2,283	$	−	6,651	7,439	$212
Total	12,411	3,583		$29	35,162	27,625	$212

Summary of warrants issued in 2013 and 2012:

	December 31, 2013			December 31, 2012
	Related Party	Other	Total	Related Party	Other	Total
Warrants issued in connection with Notes	19,584	2,083	21,667	−	8,643	8,643
Warrants issued with purchase of Series D Preferred	9,561	9,428	18,989	−	−	─
Warrants issued in the December Series D Preferred exchange	2,827	7,627	10,454	−	−	─
Total	31,972	19,138	51,110	─	8,643	8,643

A summary of the outstanding warrants is as follows:

	December 31, 2013		December 31, 2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	151,722	$0.0269	182,644		$0.0261
Issued	51,110	$0.0283	8,643		$0.0500
Exercised	(12,411)	$0.0225	(35,162)		$0.0264
Expired	(113,266)	$0.0230	(4,403)	$	−
Outstanding at end of period	77,155	$0.0289	151,722		$0.0269
Exercisable at end of period	77,155	$0.0289	151,722		$0.0269

A summary of the status of the warrants outstanding as of December 31, 2013 is as follows:

Number of Warrants Outstanding and Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price per share

17,401	0.60	$0.0225
8,643	1.56	$0.0500
51,110	2.97	$0.0283
77,155	2.28	$0.0289

At December 31, 2013, 77,155 shares of common stock were reserved for issuance upon the exercise of outstanding warrants.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

9.	Stockholders' equity:

Contingent warrants

Investors that received warrants in connection with the December 31, 2013, offering may receive up to 87,352 additional warrants, if the Company does not achieve certain revenue targets in the first three quarters of 2014 The Company ascribed a value of $1,618 to the contingent warrants issued at closing, including the contingent warrants, using a Black Sholes pricing model. The Company also recorded a beneficial conversion feature related to the shares of Series D Preferred Stock issued in the December 31, 2013, of $919 based on the accounting conversion price of the shares of Series D Preferred Stock issued.

At December 31, 2013, 77,155 shares of common stock were reserved for issuance upon exercise of outstanding warrants.

10.	Commitments & Contingencies:

Lease commitments:

The Company currently leases its principal facilities in Redwood Shores, California, pursuant to a sublease that expires in 2016. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $275, and $275, in 2013 and 2012, respectively.

Contractual obligations	Total	2014	2015	2016	Thereafter
Operating lease commitments	825	284	292	249	-

11.	Income taxes:

As of December 31, 2013, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $68,449. The net operating loss carry-forwards expire between 2017 and 2033. The Company also had federal research and investment tax credit carry-forwards of approximately $137 that expire at various dates through 2017. The Company also has state net operating loss carry-forwards available to reduce taxable income of approximately $33,048. The net state operating loss carry-forwards expire between 2015 through 2033.

Deferred tax assets and liabilities at December 31, consist of the following:

	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$27,266	$28,243
Credit carry-forwards	137	165
Deferred income	224	399
Intangibles	1,046	484
Other, net	373	74

Total deferred tax assets	29,046	29,365

Valuation allowance	$(29,046)	$(29,365)

Net deferred tax assets	-	-

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands except per share amounts)

11.	Income taxes:

Income tax benefit differs from the expected statutory rate as follows:

	2013	2012
Expected federal income tax benefit	$(2,668)	$(1,534)
State income tax benefit	(458)	(195)
Prior year true up to return	1,416	─
Non-deductible tax expense	1,711	─
Other	(320)	(239)
Change in valuation allowance	319	1,968
Income tax benefit	$–	$–

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

12.	Subsequent event:

On February 7, 2014, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (each, an “Investor,” and, collectively, the “Investors”). Under the terms of the Subscription Agreements, the Investors purchased an aggregate of 260 Units (each a “Unit,” and, collectively, the “Units”) at a purchase price of $3.00 per Unit for an aggregate purchase price of approximately $780.  Each Unit consists of two (2) shares of the Company’s Series D-1 Preferred Stock and one (1) share of Series D-2 Preferred Stock.  The Series D-1 Preferred Stock and Series D-2 Preferred Stock are identical in rights, preferences, and privileges, except for their conversion price to Common Stock. Shares of Series D-1 Preferred Stock are convertible into shares of Common Stock at an initial conversion price of $0.0225 per share (subject to certain anti-dilution adjustment).  Shares of Series D-2 Preferred Stock are convertible into shares of Common Stock at an initial conversion price of $0.05 per share (subject to certain anti-dilution adjustment).

The Investors were also issued warrants to purchase approximately 7.091 million shares of Common Stock at the time of the funding of their investment.  These warrants are exercisable for a period of three years and have an exercise price of $0.0275 per share.  In addition to the warrants issued at closing, the Subscription Agreements entitle Investors to receive warrants to purchase up to an additional 21.273 million shares of Common Stock based on whether the Company attains certain revenue targets in 2014., as discussed in Note 9.  Any such additional warrants will be exercisable until December 31, 2016 and will have an exercise price of $0.0275 per share.