Form 10-Q
period 2014-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2014-05-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      March 31, 2014

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

Number of shares outstanding of the issuer's Common Stock, as of May 15, 2014: 232,559,488.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31,	December 31,
	2014	2013
Assets	Unaudited
Current assets:
Cash and cash equivalents	$1,147	$945
Accounts receivable, net of allowance of $17 at March 31, 2014 and $22 at December 31, 2013	278	410
Prepaid expenses and other current assets	58	57
Total current assets	1,483	1,412
Property and equipment, net	18	17
Patents, net	1,201	1,290
Other assets	29	29
Total assets	$2,731	$2,748

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	185	327
Accrued compensation	311	315
Other accrued liabilities	240	232
Deferred revenue	512	490
Total current liabilities	1,248	1,364
Deferred revenue long-term	19	74
Deferred rent	75	86
Derivative liability	20	25
Total liabilities	1,362	1,549
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 1,052 and 1,031 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, ($1,052 liquidation preference at March 31, 2014)	1,052	1,031
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 11,377 and 11,102 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, ($17,066 liquidation preference at March 31, 2014)	9,506	9,232
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 4,619 and 4,508 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, ($6,929 liquidation preference at March 31, 2014)	5,197	5,086
Series D-1 Preferred Stock, $.01 par value; 6,000 shares authorized; 4,302 and 3,415 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, ($4,302 liquidation preference at March 31, 2014)	3,693	3,345
Series D-2 Preferred Stock, $.01 par value; 9,000 shares authorized; 5,303 and 4,783 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively, ($5,303 liquidation preference at March 31, 2014)	4,252	4,002
Common Stock, $.01 par value; 1,500,000 shares authorized; 232,560 issued, and outstanding at March 31, 2014 and December 31, 2013	2,390	2,390
Treasury shares, 6,500 shares at March 31, 2014 and December 31, 2013	(325)	(325)
Additional paid in capital	96,399	96,172
Accumulated deficit	(120,245)	(119,184)
Accumulated other comprehensive loss	(14)	(14)
Total CIC stockholders' equity	1,905	1,735
Non-Controlling interest	(536)	(536)
Total Stockholders’ equity	1,369	1,199
Total liabilities and stockholders' equity	$2,731	$2,748

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013

Revenue:
Product	$128	$71
Maintenance	173	164
Total revenue	301	235

Operating costs and expenses:

Cost of sales:
Product	4	5
Maintenance	54	73
Research and development	540	512
Sales and marketing	308	309
General and administrative	463	596
Total operating costs and expenses	1,369	1,495

Loss from operations	(1,068)	(1,260)

Other income (expense), net	2	(1)
Gain on derivative liability	5	64
Net loss	(1,061)	(1,197)

Accretion of beneficial conversion feature, Preferred Stock:
Related party	(73)	(33)
Other	(301)	(22)

Preferred stock dividends:
Related party	(328)	(262)
Other	(293)	(216)
Income tax	-	-
Net loss before non-controlling interest	(2,056)	(1,730)
Net loss attributable to non-controlling interest	−	−
Net loss attributable to common stockholders’	$(2,056)	$(1,730)
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic and diluted	232,560	225,875

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(1,061)	$(1,197)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	─	14
Total comprehensive loss	$(1,061)	$(1,183)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,061)	$(1,197)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	92	96
Stock-based employee compensation	92	254
Gain on derivative liability	(5)	(64)
Changes in operating assets and liabilities:
Accounts receivable	132	591
Prepaid expenses and other assets	(1)	9
Accounts payable	(142)	74
Accrued compensation	(4)	(41)
Other accrued liabilities	(3)	−
Deferred revenue	(33)	(38)
Net cash used for operating activities	(933)	(316)

Cash flows from investing activities: Acquisition of property and equipment	(4)	(2)
Net cash used for investing activities	(4)	(2)

Cash flows from financing activities:
Proceeds from exercise of warrants for cash	−	29
Proceeds from issuance of Series D preferred Stock, net ofissuance costs of $51	1,139	−
Net cash provided by financing activities	1,139	29

Effect of exchange rate changes on cash and cash equivalents	−	−

Net increase (decrease) in cash and cash equivalents	202	(289)
Cash and cash equivalents at beginning of period	945	486
Cash and cash equivalents at end of period	$1,147	$197

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2014	2013
Supplementary disclosure of cash flow information
Interest paid	$ ─	$	−
Income taxes paid	$ ─	$	−

Non-cash financing and investing transactions:
Dividends on Preferred Stock	$621		$478
Accretion of beneficial conversion feature on issuance of convertible Preferred Stock	$306	$	−
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends	$68		$55

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Nature of business and summary of significant accounting policies

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at March 31, 2014, the Company’s accumulated deficit was approximately $120,245. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2014, the Company’s cash balance was approximately $1,147. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the Company will be successful in securing adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Nature of business and summary of significant accounting policies eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain prior year amounts have been reclassified between Series C Preferred Stock, Series D-1 Preferred Stock, Series D-2 Preferred Stock and Additional paid in capital on the accompanying condensed consolidated balance sheet to properly reflect accretion of the beneficial conversion feature on certain issuances of the Company’s Preferred Stock. These reclassifications do not impact the condensed consolidated statement of operations or the condensed consolidated statement of cash flows.

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.         Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue for the three months ended March 31,
	2014	2013	2014	2013
Customer #1	32%	37%	12%
Customer #2	26%
Customer #3	18%		22%
Customer #4		18%
Customer #5		18%
Customer #6			12%	15%
Customer #7				15%
Total concentration	76%	73%	46%	30%

3.	Patents

The Company performs intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company’s patents as of December 31, 2013. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances changed during the three months ended March 31, 2014 that would impact this conclusion.

Amortization of patent costs was $89 for the three months ended March 31, 2014 and $92 for the three months ended March 31, 2013, respectively.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

Intangible Assets

The following table summarizes intangible assets:

	March 31, 2014		December 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization

Amortizable intangible assets:
Patents	$6,745	$(5,544)	$6,745	$(5,455)

4.	Derivative liability

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

The fair value of the outstanding derivative liabilities at March 31, 2014, and December 31, 2013, was $20 and $25, respectively.

Fair value measurements:

Assets and liabilities measured at fair value as of March 31, 2014, are as follows:

	Value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$20	$ −	$ −	$20
	December 31, 2013
Derivative liability	$25	$ ─	$ ─	$25

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

4.	Derivative liability

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at March 31, 2014, and December 31, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Changes in the fair market value of the Level 3 derivative liability for the three month period ended March 31, 2014 are as follows:

Derivative Liability
Balance at January 1, 2014	$25
Gain on derivative liability	(5)
Balance at March 31, 2014	$20

5.	Net loss per share

The Company calculates basic net loss per share, based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

The following table lists shares and warrants that were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the three Months Ended
	March 31, 2014	March 31, 2013

Stock options	72,038	70,270
Warrants	94,240	149,022
Preferred shares as if converted
Series A-1Preferred Stock	7,513	6,941
Series B Preferred Stock	17,065	237,866
Series C Preferred Stock	205,294	190,146
Series D-1 Preferred Stock	191,189	51,193
Series D-2 Preferred Stock	106,069	67,682

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

5.	Net loss per share

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended
	March 31,	March 31,
	2014	2013
Numerator-basic and diluted net loss	$(2,056)	$(1,730)
Denominator-basic or diluted weighted average number of common shares outstanding	232,560	225,875
Net loss per share – basic and diluted	$(0.01)	$(0.01)

6.	Equity

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black Scholes valuation model.

Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2014 and 2013, was approximately 9.76% and 9.73%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black Scholes valuation model. Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Risk free interest rate	0.04% – 4.92%	0.62% – 5.11%
Expected term (years)	3.33 – 6.21	2.82 – 7.00
Expected volatility	91.99% – 198.38%	93.63% – 147.41%
Expected dividends	None	None

The Company granted 2,500 stock options during the three months ended March 31, 2014, at a weighted average exercise price of $0.027 per share. No stock options were exercised during the three month period ended March 31, 2014.

The Company granted 26,241 stock options during the three months ended March 31, 2013, at a weighted average exercise price of $0.04 per share. No stock options were exercised during the month period ended March 31, 2013.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three months ended March 31:

	2014	2013
Research and development	$27	$68
Sales and marketing	12	25
General and administrative	48	146
Director	5	15
Total Stock-based compensation	$92	$254

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

6.	Equity

A summary of option activity under the Company’s plans as of March 31, 2014 and 2013 is as follows:

	2014						2013
Options	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	69,537		$0.05		$	−	44,529		$0.05			$2,230
Granted	2,500		$0.03			$7	26,241		$0.04			$1,179
Exercised	-		$-		$	−	─	$	−		$	−
Forfeited or expired	−	$	−		$	−	(500)		$0.09			$43
Outstanding at March 31	72,037		$0.05	4.85		$7	70,270		$0.05	5.75		$3,367
Vested and expected to vest at March 31	65,007		$0.05	4.41		$7	70,270		$0.05	5.05		$3,367
Exercisable at March 31	48,445		$0.05	5.05	$	−	27,036		$0.05	5.05		$1,043

The following tables summarize significant ranges of outstanding and exercisable options as of March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.02 – $0.50	72,037	4.85	$0.05	48,445	$0.05

A summary of the status of the Company’s non-vested shares as of March 31, 2014, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	26,158	$0.04
Granted	2,500	$0.03
Exercised	─	$ ─
Forfeited	─	$ ─
Vested	(5,066)	$0.04
Non-vested at March 31, 2014	23,592	$0.04

As of March 31, 2014, there was $292 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 1.1 years.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

6.	Equity

Preferred Stock

Information with respect to the class of Preferred Stock as of March 31, 2014 is as follows:

Class of Preferred Stock	Issue Date	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	May 2008	8%	Quarterly in Arrears	$1.00	$0.1400	1,052	7,514
Series B	August 2010	10%	Quarterly in Arrears	$1.50	$0.0433	11,377	262,559
Series C	December/March 2011	10%	Quarterly in Arrears	$1.50	$0.0225	4,619	205,294
Series D-1	November 2012/May and December 2013/February and March 2014	10%	Quarterly in Arrears	$1.00	$0.0225	4,302	191,189
Series D-2	November 2012/ May and December 2013/February and March 2014	10%	Quarterly in Arrears	$1.00	$0.0500	5,303	106,068

Information with respect to dividends issued on the Company’s Preferred stock for the period ended March 31, is as follows:

	March 31,		March 31,
	2014	2013	2014	2013
	Dividends		Beneficial Conversion Feature Related to dividends
Series A-1	$20	$19	$ ─	$ ─
Series B	274	248	─	─
Series C	111	103	37	43
Series D-1	93	28	31	12
Series D-2	123	81	─	─
Total	$621	$478	$68	$55

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

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

6.	Equity

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

On February 7, 2014, the Company sold for $733 in cash, net of $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party, 520 Shares of Series D-1 preferred Stock and 260 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On March 6, 2014, the Company sold for $406 in cash, net of $4 in administrative fees paid in cash to an unrelated third party, 273 Shares of Series D-1 preferred Stock and 137 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

SG Phoenix received warrants to purchase 3,000 shares of Common stock, and two unrelated parties received warrants to purchase an aggregate of 1,600 shares of Common Stock in payment of administrative and finder’s fees associated with the financings, in addition to the cash payments discussed above. These warrants are immediately exercisable and expire three (3) years from the date of issuance. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

Preferred Stock Voting and Other Rights

Generally, the Company’s Preferred Stock votes together on an as converted basis with the holders of Common Stock. In addition, the Company’s Preferred Stock enjoys certain protective provisions, a liquidation preference and anti-dilution protection that are similar to one another.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

6.	Equity

Warrants

A summary of the warrant activity is as follows:

	March 31, 2014			March 31, 2013
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	77,155		$0.0289	151,722		$0.0269
Issued	21,418		0.0275	−	$	−
Exercised	−	$	−	(1,300)		$0.0280
Expired	(4,333)		$0.0225	(1,400)		$0.0225
Outstanding at end of period	94,240		$0.0289	149,022		$0.0257
Exercisable at end of period	94,240		$0.0289	149,022		$0.0257

A summary of the status of the warrants outstanding and exercisable as of March 31, 2014, is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

13,069	0.71	$0.0225
72,528	2.77	$0.0275
8,643	1.31	$0.0500
94,240	2.35	$0.0289

Contingent warrants

Investors that received warrants in connection with the December 13, 2013 and February 7 and March 6, 2014, offerings may receive warrants to purchase up to 89,421 additional shares of Common Stock, if the Company does not achieve certain revenue targets in the first three quarters of 2014. The Company ascribed a value of $566 to the warrants issued at closing, including the contingent warrants, using a Black Sholes valuation model. The Company also recorded a beneficial conversion feature related to the shares of Series D Preferred Stock issued in the February 7 and March 6, 2014 financings, of $305 based on the accounting conversion price of the shares of Series D Preferred Stock issued. Since the Company did not achieve the revenue target for the three month period ended March 31, 2014, the Company will issue warrants to purchase 29,952 shares of common stock promptly after filing of this Form 10-Q.

At March 31, 2014, 94,240 shares of common stock were reserved for issuance upon exercise of outstanding warrants.

7.	Subsequent event

On May 6, 2014, the Company entered into a Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the “Lender”).  Under the terms of the Credit Agreement, for a period of 18 months, the Company is permitted to borrow up to $2 million in unsecured indebtedness from the Lender.  Each draw is subject to a 15% original issue discount, so that borrowing the full $2 million would result in an aggregate of $2.352 million in debt with fifty percent (50%) warrant coverage and also may be converted at the Lender’s option into shares of the Company’s Common Stock at a conversion price of $0.0275 per share.

In connection with the Company’s entry into the Credit Agreement, the Company issued the Lender a warrant to purchase approximately 10,909 shares of Common Stock.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the following:

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2013, net losses attributable to common stockholders aggregated approximately $14,845, and, at March 31, 2014, the Company's accumulated deficit was approximately $120,245.

For the three months ended March 31, 2014, total revenue was $301, an increase of $66, or 28%, compared to total revenue of $235 in the prior year period. The increase in revenue is primarily attributable to an increase in the Company’s product sales for the quarter.

For the three months ended March 31, 2014, the loss from operations was $1,068, a decrease of $192, or 15%, compared with a loss from operations of $1,260 in the prior year period. The decrease in the loss from operations is primarily attributable to the increase of $66, or 28% in revenue and a decrease of $126, or 8% in operating expenses including cost of sales, compared to the prior year period.  The beneficial conversion feature on the Company’s Preferred Stock with an accounting conversion price less than the closing market price on the issuance date (Series C and Series D-1 Preferred Stock issuances and shares issued as dividends in kind), for the three months ended March 31, 2014, was $374, an increase of $319, or 580%, compared to a beneficial conversion feature of $55 in the

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

prior year period. The increase is due primarily to the closing of two Series D Preferred Stock financing rounds in February and March 2014.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Form 10-K.

Effect of Recent Accounting Pronouncement

In the first quarter of 2014, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2014, product revenue was $128, an increase of $57, or 80%, compared to product revenue of $71 in the prior year period. The increase in product revenue is primarily due to the timing of the Company’s sales opportunities for the quarter. For the three months ended March 31, 2014, maintenance revenue was $173, an increase of $9, or 5%, compared to maintenance revenue of $164 in the prior year period. The increase in maintenance revenue is primarily due to new product revenue recognized in the fourth quarter of 2013.

Cost of Sales

For the three months ended March 31, 2014, cost of sales was $58, a decrease of $20, or 26%, compared to cost of sales of $78 in the prior year period. The decrease in cost of sales is primarily attributable to a decrease in direct engineering costs associated with maintenance activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2014, research and development expense was $540, an increase of $28 or 5%, compared to research and development expense of $512 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The increase is primarily due to an increase in outside engineering expenses of $58 or 185% compared to the prior year. Other engineering expenses including payroll and related expense travel, services and subscriptions and allocated facilities expense decreased $30, or 6% compared to the prior year period, due to reductions in expenses related to customer support and the increase in the use of outside engineering services.

Sales and Marketing Expenses

For the three months ended March 31, 2014 sales and marketing expense was $308, a decrease of $1, compared to $309 in the prior year period. The decrease in sales and marketing expenses was due to a decrease of $36 or 88% in allocated engineering sales support, offset by an increase in salaries and related cost, and by an increase in expenses related to trade show activities compared to the prior year period.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

General and Administrative Expenses

For the three months ended March 31, 2014, general and administrative expenses was $463, an decrease of $133, or 22% compared to general and administrative expenses of $596 in the prior year period. The decrease was primarily due to a decrease of $108, or 68% in stock compensation expense related to options grants to employees and administrative consultants in January 2013, and to reductions in other general corporate expenses of $25, or 7%, primarily related to directors and officers insurance expense and annual administrative fees associated with the inactive joint venture, compared to the prior year period.

Other income, expense, net

Other income for the three months ended March 31, 2014 was $2 , an increase of $3, or 300% compared to an expense of $1 in the prior year.  The increase was due to payments received for interest billed on past due accounts receivable during the period.

For the three months ended March 31, 2014, the gain on derivative liability was $5, a decrease of $59, or 92%, compared to the gain on derivative liability of $64 in the prior year period. The reduction in the gain on derivative liability is primarily due to the decrease in the number of outstanding derivatives and shorter remaining life of the outstanding derivatives at March 31, 2014 compared to the prior year period.

For the three months ended March 31, 2014, accretion of the beneficial conversion feature on the Company’s Preferred Stock, with an accounting conversion price less than the closing market price on the issuance date(Series C and Series D-1 Preferred Stock), that was issued in the Series D Financings in February and March 2014 (see Liquidity and Capital Resources), as well as dividends issued in kind was $374, an increase of $319, or 580%, compared to $55 in the prior year period. The increase is due to the Series D financings mentioned above. The accretion of the beneficial conversion feature on the Company’s Series C and Series D-1 Preferred Stock that were issued as dividends in kind and in the Series D Financing that were associated with related parties at March 31, 2014, was $73 and the non-related party expense was $301, compared to $33 and $22, in the prior year period.

Liquidity and Capital Resources

At March 31, 2014, cash and cash equivalents totaled $1,147 compared to cash and cash equivalents of $945 at December 31, 2013. The increase in cash was primarily due to cash provided by financing activities of $1,139, offset by cash used in operating activities of $933 and cash used in investing activities of $4.  At March 31, 2014, total current assets were $1,483, compared to total current assets of $1,412 at December 31, 2013. At March 31, 2014, the Company's principal sources of funds included its cash and cash equivalents aggregating $1,147.

At March 31, 2014, accounts receivable net, was $278, a decrease of $132, or 32%, compared to accounts receivable net of $410 at December 31, 2013. The decrease is due primarily to the collection of accounts receivable from the fourth quarter 2013 billings and the decrease in deferred maintenance billings during the three months ended March 31, 2014.

At March 31, 2014, prepaid expenses and other current assets were $58, an increase of $1, or 2%, compared to prepaid expenses and other current assets of $57 at December 31, 2013. The increase is due primarily to the addition of new prepaid expense being approximately equal to the write off in prepaid insurance premiums for the current period.

At March 31, 2014, accounts payable were $185, a decrease of $142, or 43%, compared to accounts payable of $327 at December 31, 2013. The decrease is due primarily to the payment of professional service and engineering fees incurred in 2013.  At March 31, 2014, accrued compensation was $311, a decrease of $4, or 1%, compared to accrued compensation of $315 at December 31, 2013.  The decrease is due primarily to a decrease in the commission accrual on sales during the month of March 2014, compared to December 31, 2013.

At March 31, 2014, total current liabilities were $1,248, a decrease of $116, or 9%, compared to total current liabilities of $1,364 at December 31, 2013. At March 31, 2014, current deferred revenue was $512, an increase of

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

$22, or 4%, compared to current deferred revenue of $490 at December 31, 2013. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.  Deferred revenue is recorded when the Company receives advance payment from its customers.

For the three months ended March 31, 2014, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock. For the three months ended March 31, 2014, the Company issued an aggregate of 20 shares of Series A-1 Preferred Stock, 274 shares of Series B Preferred Stock, 111 shares of Series C Preferred Stock, 93 shares of Series D-1 Preferred Stock and 123 shares of Series D-2 Preferred Stock in payment of dividends.

On February 7, 2014, the Company sold for $733 in cash, net of $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party, 520 Shares of Series D-1 preferred Stock and 260 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire three (3) years from the date of issuance. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On March 6, 2014, the Company sold for $406 in cash, net of $4 in administrative fees paid in cash to an unrelated third party, 273 Shares of Series D-1 preferred Stock and 137 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire three (3) years from the date of issuance. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

The Company is using the funds received from the above financings for working capital and general corporate purposes.

On May 6, 2014 the Company signed a Credit Agreement which will provide the Company access of up to $2,000 in unsecured indebtedness. See Note 7 to the Condensed Consolidated Financial Statements for more information.

The Company incurred no interest expense and no amortization of debt discount or deferred financing costs for the three months ended March 31, 2014 and 2013.

The Company had the following material commitments as of March 31, 2014:

Contractual obligations	Total	2013	2014	2015	2016	Thereafter
Operating lease commitments (1)	755	213	293	249	−	-

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2014.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2014 and 2013, foreign currency translation gains and losses were insignificant.

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

Management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.             Legal Proceedings.

None.

Item 1A.                      Risk Factors

Not applicable.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

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
FORM 10-Q
(In thousands, except per share amounts)

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

3.25
Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.

3.26
Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

Exhibit Number	Document
3.27
Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.

3.28
Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.

3.29
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.

3.30
Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.

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

10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 15, 2014	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)