Form 10-Q
period 2014-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2014-08-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                      June 30, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

large accelerated filer	accelerated filer	non-accelerated filer	X	Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes	No	X

Number of shares outstanding of the issuer's Common Stock, as of August 14, 2014: 232,606,821.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30,	December 31,
	2014	2013
Assets	Unaudited
Current assets:
Cash and cash equivalents	$415	$945
Accounts receivable, net of allowance of $32 at June 30, 2014 and $22 at December 31, 2013	228	410
Prepaid expenses and other current assets	28	57
Total current assets	671	1,412
Property and equipment, net	15	17
Patents, net	1,110	1,290
Other assets	29	29
Total assets	$1,825	$2,748

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	165	327
Accrued compensation	300	315
Other accrued liabilities	259	232
Deferred revenue	470	490
Total current liabilities	1,194	1,364
Deferred revenue long-term	15	74
Deferred rent	61	86
Derivative liability	22	25
Total liabilities	1,292	1,549
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 1,073 and 1,031 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, ($1,073 liquidation preference at June 30, 2014)	1,073	1,031
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 11,660 and 11,102 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, ($17,490 liquidation preference at June 30, 2014)	9,789	9,232
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 4,734 and 4,508 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, ($7,101 liquidation preference at June 30, 2014)	5,312	5,086
Series D-1 Preferred Stock, $.01 par value; 6,000 shares authorized; 4,409 and 3,415 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, ($4,409 liquidation preference at June 30, 2014)	3,798	3,345
Series D-2 Preferred Stock, $.01 par value; 9,000 shares authorized; 5,436 and 4,783 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively, ($5,436 liquidation preference at June 30, 2014)	4,384	4,002
Common Stock, $.01 par value; 1,500,000 shares authorized; 232,560 issued, and outstanding at June 30, 2014 and December 31, 2013	2,390	2,390
Treasury shares, 6,500 shares at June 30, 2014 and December 31, 2013	(325)	(325)
Additional paid in capital	96,072	96,172
Accumulated deficit	(121,410)	(119,184)
Accumulated other comprehensive loss	(14)	(14)
Total CIC stockholders' equity	1,069	1,735
Non-Controlling interest	(536)	(536)
Total Stockholders' equity	533	1,199
Total liabilities and stockholders' equity	$1,825	$2,748

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product	$278	$93	$406	$164
Maintenance	195	170	368	334
Total Revenue	473	263	774	498

Operating costs and expenses:

Cost of sales:
Product	39	5	43	9
Maintenance	38	76	92	150
Research and development	532	580	1,072	1,092
Sales and marketing	331	284	639	594
General and administrative	454	496	914	1,092
Total operating costs and expenses	1,394	1,441	2,760	2,937

Loss from operations	(921)	(1,178)	(1,986)	(2,439)

Other income (expense), net	−	(1)	2	(1)
Interest expense:
Related party	−	(3)	−	(3)
Other	(245)	─	(245)	─
(Loss) gain on derivative liability	(1)	1	3	65
Net loss	(1,167)	(1,181)	(2,226)	(2,378)

Accretion of beneficial conversion feature: Preferred shares:
Related party	(13)	(107)	(86)	(140)
Other	(12)	(159)	(313)	(181)

Preferred stock dividends:
Related party	(340)	(272)	(669)	(534)
Other	(319)	(238)	(612)	(453)
Net loss before controlling interest	(1,851)	(1,957)	(3,906)	(3,686)
Net loss attributable to non-controlling interest	−	−	−	−
Net loss attributable to common stockholders	$(1,851)	$(1,957)	$(3,906)	$(3,686)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	232,560	225,824	232,560	225,803

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss:	$(1,167)	$(1,181)	$(2,226)	$(2,378)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	−	−	−	14
Total comprehensive loss	$(1,167)	$(1,181)	$(2,226)	$(2,364)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,226)	$(2,378)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	185	191
Stock-based employee compensation	177	429
Warrants cost issued as interest expense	245	─
Gain on derivative liability	(3)	(65)
Changes in operating assets and liabilities:
Accounts receivable	182	540
Prepaid expenses and other assets	29	51
Accounts payable	(162)	128
Accrued compensation	(15)	(36)
Other accrued liabilities	3	16
Deferred revenue	(79)	(130)
Net cash used for operating activities	(1,664)	(1,254)

Cash flows from investing activities: Acquisition of property and equipment	(4)	(5)
Net cash used for investing activities	(4)	(5)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	−	250
Proceeds from exercise of warrants for cash	−	29
Proceeds from issuance of Series D preferred Stock, net of issuance costs of $51	1,138	1,150
Payments on short term debt	−	(250)
Net cash provided by financing activities	1,138	1,179

Effect of exchange rate changes on cash and cash equivalents	−	−

Net (decrease) increase in cash and cash equivalents	(530)	(80)
Cash and cash equivalents at beginning of period	945	486
Cash and cash equivalents at end of period	$415	$406

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Six Months Ended June 30,
	2014		2013
Supplementary disclosure of cash flow information
Interest paid	$	−		$2
Income tax paid	$	−	$	−

Non-cash financing and investing transactions
Dividends on preferred shares		$1,281		$987
Accretion of beneficial conversion feature on preferred shares		$399		$321

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

The Company is a leading supplier of electronic signature products and the recognized leader in biometric signature verification. CIC enables companies to achieve truly paperless workflow in their electronic business processes by providing multiple signature technologies across virtually all applications. CIC's solutions are available both in software-as-a-service ("SaaS") and on-premise delivery models and afford "straight-through-processing," which can increase customer revenue by enhancing user experience and can also reduce costs through paperless and virtually error-free electronic transactions that can be completed significantly quicker than paper-based procedures. To date, the Company primarily has delivered biometric and electronic signature solutions to channel partners and end-user customers in the financial services industry.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core technologies can be referred to as "transaction-enabling" technologies. These technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well signature verification, cryptography and the logging of audit trails to show signers' intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company's products include SignatureOne® Ceremony® Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, Sign-it® and the iSign® toolkits.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2014, the Company's accumulated deficit was $121,410. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2014, the Company's cash balance was $415. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Reclassifications

Certain prior year amounts have been reclassified between Series C Preferred Stock, Series D-1 Preferred Stock, Series D-2 Preferred Stock and Additional paid in capital on the accompanying condensed consolidated balance sheet to properly reflect accretion of the beneficial conversion feature on certain issuances of the Company's Preferred Stock. These reclassifications do not impact the condensed consolidated statement of operations or the condensed consolidated statement of cash flows.

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

2.        Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2014	2013	2014	2013	2014	2013
Customer #1	−	13%	−	−	−	−
Customer #2	−	−	−	14%	−	14%
Customer #3	25%	54%	−	−	−	−
Customer #4	−	−	−	−	11%	−
Customer #5	44%	−	32%	−	19%	−
Customer #6	−	14%	−	−	−	−
Customer #7	−	−	−	13%	−	14%
Total concentration	69%	81%	32%	27%	30%	28%

3.	Patents

The Company performs intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company's patents as of December 31, 2013. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances changed during the three and six months ended June 30, 2014 that would impact this conclusion.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

Amortization of patent costs was $89 and $180 for the three and six-month periods ended June 30, 2014 and $91 and $183 for the three and six month periods ended June 30, 2013.

Intangible Assets

The following table summarizes intangible assets:

	June 30, 2014		December 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization
Amortizable intangible assets:
Patents	$ 6,746	$ (5,636)	$ 6,745	$ (5,455)

4.        Derivative liability
The Company has determined that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. The Company applies a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the scope exception.

The Company issued certain warrants in connection with financing transactions from 2010 through 2012 that require liability classification because of certain provisions that may have resulted in an adjustment to the number of shares issued upon settlement and an adjustment to their exercise price. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company used a simulated probability valuation model to value these warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically, probabilities) used may cause the value to be higher or lower than that reported. The assumptions used in the model required significant judgment by management and include the following: volatility, expected term, risk-free interest rate, dividends, and warrant holders' expected rate of return, reset provisions based on expected future financings, projected stock prices, and probability of exercise. The estimated volatility of the Company's common stock at the date of issuance, and at each subsequent reporting period, is based on historical volatility. The risk-free interest rate is based on rates published by the government for bonds with a maturity similar to the expected remaining life of the warrants at the valuation date. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Dividends are estimated at 0% based on the Company's history of no common stock dividends.

The fair value of the outstanding derivative liabilities at June 30, 2014, and December 31, 2013, was $22 and $25, respectively.

Fair value measurements:

Assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:
	Value at	Quoted prices in active markets		Significant other observable inputs		Significant unobservable inputs
	June 30, 2014	(Level 1)		(Level 2)		(Level 3)
Derivative liability	$22	$	−	$	−	$22
	December 31, 2013
Derivative liability	$25	$	−	$	−	$25

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

The Company's assets and liabilities measured at fair value, whether recurring or non-recurring, at June 30, 2014, and December 31, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Changes in the fair market value of the Level 3 derivative liability for the six-month period ended June 30, 2014 are as follows:

Derivative Liability
Balance at January 1, 2014	$25
Gain on derivative liability	3
Balance at June 30, 2014	$22

5.	Net loss per share

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

The following table lists shares and warrants that were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Six Months Ended
	June 30, 2014	June 30, 2013

Stock options	71,987	70,472
Warrants	105,230	135,359
Preferred shares as if converted
Series A-1Preferred Stock	7,664	7,079
Series B Preferred Stock	269,105	243,796
Series C Preferred Stock	210,412	194,888
Series D-1 Preferred Stock	195,956	62,818
Series D-2 Preferred Stock	108,713	87,997

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

The following table is a reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and diluted EPS calculations and sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as the effect is antidilutive:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Numerator-basic and diluted net loss	$(1,851)	$(1,957)	$(3,906)	$(3,686)
Denominator-basic or diluted weighted average number of common shares outstanding	232,560	225,824	232,560	225,803
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

6.	Line of Credit

On May 6, 2014, the Company entered into a $2 million Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender").  Under the terms of the Credit Agreement, for a period of 18 months, the Company is permitted to borrow up to $2 million in unsecured indebtedness from the Lender.  Each draw is subject to a 15% original issue discount, so that borrowing the full $2 million would result in an aggregate of $2.352 million in debt with fifty percent (50%) warrant coverage and also may be converted at the Lender's option into shares of the Company's Common Stock at an initial conversion price of $0.0275 per share.

In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender 10,909 warrants to purchase 10,909 shares of Common Stock. The warrants have a three year life and an exercise price of $0.0275 per share. The Company ascribed a value of $245 using the Black Scholes Pricing Model. The warrants valuation was charged to interest expense at June 30, 2014 (See Note 7).

7.	Equity

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black Scholes valuation model.

Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended June 30, 2014 and 2013, was approximately 9.85% and 9.73%, respectively, based on historical data.

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

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk free interest rate	0.04% − 4.89%	0.39% – 5.11%
Expected life (years)	3.26 – 7.00	2.82 – 7.00
Expected volatility	91.99% –198.38%	91.99% –198.38%
Expected dividends	None	None

The Company granted 2,500 stock options during the three and six months ended June 30, 2014. There were no stock options exercised during the three and six months ended June 30, 2014.

The Company granted 26,554 stock options during the three and six months ended June 30, 2013. There were no stock options exercised during the three and six months ended June 30, 2013.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$21	$49	$48	$245
Sales and marketing	24	17	37	117
General and administrative	37	100	83	42
Director options	4	10	9	25
Stock-based compensation expense	$86	$176	$177	$429

A summary of option activity under the Company's plans as of June 30, 2014 and 2013 is as follows:

	2014						2013
Options	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1,	69,537		$0.05		$	−	44,529		$0.05			$2,230
Granted	2,500		$0.03			$7	26,554		$0.04			$1,188
Exercised	−	$	−		$	−	−	$	−		$	−
Forfeited or expired	(50)		$0.22		$	−	(610)		$0.14			$(85)
Outstanding at June 30	71,987		$0.05	4.60		$7	70,473		$0.05	5.51		$3,333
Vested and expected to vest at June 30	46,864		$0.05	4.24	$	−	63,615		$0.05	5.51		$3,009
Exercisable at June 30	51,984		$0.05	4.24	$	−	33,083		$0.05	4.94		$1,638

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

The following table identifies the range of outstanding and exercisable options as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.02 – $0.50	71,987	4.60	$0.05	51,984	$0.05

A summary of the status of the Company's non-vested shares as of June 30, 2014, is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	26,158		$0.04
Granted	2,500		$0.03
Forfeited	−	$	−
Vested	(8,655)		$0.04
Non-vested at June 30, 2014	20,003		$0.04

As of June 30, 2014, there was a total of $317 unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.8 years.

Preferred Shares

Information with respect to the class of Preferred Stock at June 30, 2014 is as follows:

Class of Preferred Stock	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	YTD Dividend Shares in Kind	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	8%	Quarterly in Arrears	$1.00	$0.1400	41	1,073	7,664
Series B	10%	Quarterly in Arrears	$1.50	$0.0433	558	11,660	269,105
Series C	10%	Quarterly in Arrears	$1.50	$0.0225	226	4,734	210,412
Series D-1	10%	Quarterly in Arrears	$1.00	$0.0225	201	4,409	195,956
Series D-2	10%	Quarterly in Arrears	$1.00	$0.0500	255	5,436	108,713

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

Information with respect to dividends issued on the Company's Preferred stock for the three and six month periods ended June 30, 2014 and June 30, 2013 is as follows:

	Dividends				Beneficial Conversion Feature Related to dividends
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Series A-1	$21	$19	$41	$37	$ ─	$ ─	$ −	$	−
Series B	284	257	558	504	─	─	−		−
Series C	115	107	226	210	13	83	50		126
Series D-1	107	31	201	59	12	183	297		195
Series D-2	132	96	255	177	─	─	52		−
Total	$659	$510	$1,281	987	$25	$266	$399		$321

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

Series D Preferred Stock

The material terms of the Series D-1 and Series D-2 Preferred Stock, other than the initial conversion price, are essentially the same. The shares of Series D Preferred Stock are convertible at any time and rank senior to the Company's outstanding shares of Series A-1, Series B and Series C Preferred Stock, and of Common Stock with respect to dividend rights and liquidation preferences.

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

SG Phoenix received warrants to purchase 3,000 shares of Common stock, and two unrelated parties received warrants to purchase an aggregate of 1,600 shares of Common Stock in payment of administrative and finder's fees associated with the financings, in addition to the cash payments discussed above. These warrants are immediately exercisable and expire three (3) years from the date of issuance. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

Preferred Stock Voting and Other Rights

Generally, the Company's Preferred Stock votes together on an as converted basis with the holders of Common Stock. In addition, the Company's Preferred Stock enjoys certain protective provisions, a liquidation preference and anti-dilution protection that are similar to one another.

Warrants

A summary of the warrant activity is as follows:

	June 30, 2014			June 30, 2013
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	77,155		$0.0289	151,722	$0.0269
Issued	72,589		0.0275	−	−
Exercised	−	$	−	(1,300)	$0.0225
Expired	(4,333)		$0.0225	(15,063)	$0.0343
Outstanding at end of period	145,411		$0.0289	135,359	$0.0252
Exercisable at end of period	145,411		$0.0289	135,359	$0.0252

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

A summary of the status of the warrants outstanding and exercisable as of June 30, 2014, is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

13,069	0.22	$0.0225
123,699	2.28	$0.0275
8,643	1.06	$0.0500
145,411	2.14	$0.0289

On May 6, 2014, the Company entered into a $2 million Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender"). In connection with the Company's entry into the Credit Agreement, the Company issued the Lender a warrant to purchase approximately 10,909 shares of Common Stock. The warrant has a three year life and is exercisable at $0.0275 per share. The Company ascribed a value of $245, booked as interest expense, to the warrant using the Black Scholes Pricing Model, (See Note 6).

Contingent warrants

Investors that received warrants in connection with the Company's financing transaction in closings that occurred on December 13, 2013, February 7, 2014 and March 6, 2014, may receive additional warrants to purchase up to an aggregate of 120,782 shares of Common Stock, if the Company does not achieve certain revenue targets in the first three quarters of 2014. The Company ascribed a value of $566 to the warrants issued at closing, including the contingent warrants, using a Black Sholes valuation model. The Company also recorded a beneficial conversion feature of $305 related to the shares of Series D Preferred Stock issued in the February 7, 2014 and March 6, 2014 closing, based on the accounting conversion price of the shares of Series D Preferred Stock issued in those closings.

On May 14, 2014 the Company issued 40,262 contingent warrants in connection with the Company's financing transactions referenced above as a result of the Company not achieving its revenue targets in the first quarter ending March 31, 2014.

Since the Company did not achieve the revenue target for the three-month periods ended June 30, 2014, the Company will issue warrants to purchase 40,262 shares of common stock promptly after filing of this Form 10-Q.

At June 30, 2014, 145,411 shares of common stock were reserved for issuance upon exercise of outstanding warrants.

8.	Subsequent Event – Financing

On August 5, 2014, the Company entered into subscription agreements with certain investors, under which the Company issued an aggregate of 1,120 shares of Series D-1 Preferred Stock at a purchase price of $1.00 per share for an aggregate purchase price of $1,120.  The shares of Series D-1 Preferred Stock have a dividend rate of 10% and are convertible into shares of Common Stock at an initial conversion price of $0.0225 per share (subject to adjustment). The Company paid an administrative fee of $50 to SG Phoenix associated with this financing.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, including the following:

•	Technological, engineering, manufacturing, quality control or other circumstances that could delay the sale or shipment of products;
•	Economic, business, market and competitive conditions in the software industry and technological innovations that could affect the Company's business;
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

Overview

The Company is a leading supplier of electronic signature products and the recognized leader in biometric signature verification. CIC enables companies to achieve truly paperless workflow in their electronic business processes by providing multiple signature technologies across virtually all applications. CIC's solutions are available both in SaaS and on-premise delivery models and afford "straight-through-processing," which can increase customer revenue by enhancing user experience and can also reduce costs through paperless and virtually error-free electronic transactions that can be completed significantly faster than paper-based procedures. To date, the Company primarily has delivered biometric and electronic signature solutions to channel partners and end-user customers in the financial services industry.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2013, net losses attributable to common stockholders aggregated approximately $14,845, and, at June 30, 2014, the Company's accumulated deficit was approximately $121,410.

During the six months ended June 30, 2014, the Company completed two private placements of its Series D-1 and Series D-2 Preferred Stock aggregating $1,138 in net proceeds. The proceeds are being used for general working capital purposes (See Liquidity and Capital Resources).

For the three months ended June 30, 2014, total revenue was $473, an increase of $210, or 80%, compared to total revenue of $263 in the prior year period. For the six months ended June 30, 2014, total revenue was $774, an increase of $276, or 55%, compared to total revenue of $498 in the prior year period. These increases in revenue are primarily attributable to greater product sales for the quarter and six months, respectively.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

For the three months ended June 30, 2014, the loss from operations was $921, a decrease of $257, or 22%, compared with a loss from operations of $1,178 in the prior year period. The decrease in the loss for the three months ended June 30, 2014 was due to an increase in sales of $210, or 80%, and a decrease of $47, or 3%, in operating costs and expenses compared to the prior year. For the six months ended June 30, 2014, the loss from operations was $1,986, a decrease of $453, or 19%, compared with a loss from operations of $2,439 in the prior year period. The decrease in the loss from operations for the six months ended June 30, 2014, is primarily attributable to an increase in sales of $276, or 55%, and a decrease of $177, or 6%, in operating costs and expenses compared to the prior year period.

Non-operating expense for the three months ended June 30, 2014, was $246, an increase of $243, or 1,235%, compared to non-operating expense of $3 in the prior year period. The increase in other expenses for the three-months ended June 30, 2014, was primarily due to a the valuation of warrants issued to a third party in connection with the closing in May 2014 of a $2 million line of credit (See Liquidity and Capital Resources). For the six months ended June 30, 2014, other expense was $240, an increase of $301, or 493%, compared to non-operating income of $61 in the prior year. The increase in non-operating expenses for the six-months ended June 30, 2014, compared to the prior year period, was primarily due to the factors discussed above for the three month period.

Critical Accounting Policies and Estimates

Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2013 Form 10-K.

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

Results of Operations

Revenue

For the three months ended June 30, 2014, product revenue was $278, an increase of $185, or 199%, compared to product revenue of $93 in the prior year period.  The increase in revenue is primarily attributable to availability of new products in the quarter. For the three months ended June 30, 2014, maintenance revenue was $195, an increase of $25, or 15%, compared to maintenance revenue of $170 in the prior year period. This increase is primarily due to new maintenance contracts entered into during the last twelve months.

For the six months ended June 30, 2014, product revenue was $406, an increase of $242, or 148%, compared to product revenue of $164 in the prior year period. The increase in product revenue is primarily due to availability of new products in the first half of 2014.  For the six months ended June 30, 2014, maintenance revenue was $368, an increase of $34, or 10%, compared to maintenance revenue of $334 in the prior year period.  The increase in maintenance revenue is primarily due to new maintenance contracts entered into during the last twelve months.

Cost of Sales

For the three months ended June 30, 2014, cost of sales was $77, a decrease of $4, or 5%, compared to cost of sales of $81 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to maintenance and revenue generating contracts recognized during the three months ended June 30, 2014, compared to the prior year period.

For the six months ended June 30, 2014, cost of sales was $135, a decrease of $24, or 15%, compared to cost of sales of $159 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

maintenance and revenue generating contracts recognized during the six months ended June 30, 2014, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2014, research and development expense was $532, a decrease of $48, or 8%, compared to research and development expense of $580 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $48 decrease was a $48, or 32%, decrease in professional service expenses associated with product development and a $65, or 15% decrease in total salaries and related expense due to the reduction of one test engineer in the second quarter of the prior year. These expense reductions were offset by an increase in allocated facilities expense compared to the prior year period. Total expenses, before capitalization of software development costs and other allocations for the three months ended June 30, 2014, was $617, a decrease of $85, or 12%, compared to $702 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

For the six months ended June 30, 2014, research and development expense was $1,072, a decrease of $20, or 2%, compared to research and development expense of $1,092 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations, for the six months ended June 30, 2014, were $1,220, a decrease of $111, or 8%, compared to $1,331 in the prior year period. The decrease in research and development expense for the six-months ended June 30, 2014, compared to the prior year period, resulted from the same factors discussed above for the three month period.

Sales and Marketing Expense

For the three months ended June 30, 2014, sales and marketing expense was $331, an increase of $47, or 16%, compared to sales and marketing expense of $284 in the prior year period. For the six months ended June 30, 2014, sales and marketing expenses was $639, an increase of $45, or 8%, compared to sales and marketing expense of $594 in the prior year period. The increases were primarily attributable to increases in salaries and wages resulting from the addition of a new sales person in the first quarter of 2014 and an increase in commission expense due to an increase in sales, compared to the prior year period.

General and Administrative Expense

For the three months ended June 30, 2014, general and administrative expense was $454, a decrease of $42, or 8%, compared to general and administrative expense of $496 in the prior year period. The decrease was primarily due to a decrease of $63, or 63%, in stock option expense. The decrease in stock option expense was offset by an increase in other administrative expenses of $21, or 6%, compared to the prior year period.

For the six months ended June 30, 2014, general and administrative expense was $914, a decrease of $178, or 16%, compared to general and administrative expense of $1,092 in the prior year period. The decrease was primarily due to the same factors discussed for the three-month period above.

Interest expense

For the three months ended June 30, 2014, interest expense was $245, an increase of $245, or 100%, compared to interest expense of $0 in the prior year period. For the six months ended June 30, 2014, interest expense was $245, an increase of $245, or 100%, compared to interest expense of $0 in the prior year period. The increase resulted from expensing the valuation of the warrants issued to a third party in connection with the closing of a $2 million line of credit in May 2014 (see Liquidity and Capital Resources).

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

For the three months ended June 30, 2014, the loss on derivative liability was $1, a decrease of $2, or 200%, compared to the gain on derivative liability of $1 in the prior year period. For the six months ended June 30, 2014, the gain on derivative liability was $3, a decrease of $62, or 95%, compared to a gain on derivative liability of $65 in the prior year period. The decreases in the gains on derivative liability are primarily due to the exercise and expiration of warrants and a minimal change in the closing price of the Company's Common Stock at June 30, 2014.

For the three months ended June 30, 2014, accretion of the beneficial conversion feature on the Company's Preferred Stock with an exercise price less than the closing market price on June 30, 2014 (Series C and Series D-1 Preferred Stock) was $25, a decrease of $241, or 90%, compared to $266 in the prior year period. The decrease is primarily due to the accretion of $158 of beneficial conversion feature on the issuance of Series D-1 Preferred Stock in a private placement closed in May 2013. There was no issuance of Preferred Stock during the three months ended June 30, 2014.

For the six months ended June 30, 2014, accretion of the beneficial conversion feature on the Company's Preferred Stock with an accounting conversion price less than the closing market price on the issuance date (Series C and Series D-1 Preferred Stock) that was issued in the financings in February 2014 and March 2014 (see Liquidity and Capital Resources), as well as dividends issued in kind, was $399, an increase of $78, or 24%, compared to $321 in the prior year period.

The Company recorded dividends in kind on shares of the its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the three months ended June 30, 2014, dividends on shares of Preferred Stock were $659, an increase of $149, or 29% compared to $510 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock in May and December 2013 and February and March 2014.

For the six months ended June 30, 2014, dividends on shares of Preferred Stock were $1,281, an increase of $294, or 30%, compared to $987 in the prior year period. The increase was primarily due to the issuance of the above mentioned shares of Series D Preferred Stock.

Liquidity and Capital Resources

At June 30, 2014, cash and cash equivalents totaled $415, compared to cash and cash equivalents of $945 at December 31, 2013. The decrease in cash was primarily due to net cash used in operating activities of $1,664 and investing activities of $4. These uses of cash were offset by cash provided by financing activities of $1,138.  At June 30, 2014, total current assets were $671, compared to total current assets of $1,412 at December 31, 2013. At June 30, 2014, the Company's principal sources of funds included its aggregated cash and cash equivalents of$415.

At June 30, 2014, accounts receivable net, was $228, a decrease of $182, or 44%, compared to accounts receivable net of $410 at December 31, 2013. The decrease is due primarily to the collection of accounts receivable from the fourth quarter 2013 billings and timely collection of sales billings during the six months ended June 30, 2014.

At June 30, 2014, prepaid expenses and other current assets were $28, a decrease of $29, or 51%, compared to prepaid expenses and other current assets of $57 at December 31, 2013. The decrease is due primarily to expensing the prepaid annual insurance premiums.

At June 30, 2014, accounts payable were $165, a decrease of $162, or 50%, compared to accounts payable of $327 at December 31, 2013. The decrease is due primarily to payment of outstanding accounts payable from the proceeds of the February and March 2014 financing proceeds.  At June 30, 2014, accrued compensation was $300, a decrease of $15, or 5%, compared to accrued compensation of $315 at December 31, 2013.  The decrease is due primarily to the payment of accrued sales commissions from the timely receipt of outstanding accounts receivable.

At June 30, 2014, total current liabilities were $1,194, an increase of $170, or 12%, compared to total current liabilities of $1,364 at December 31, 2013. At June 30, 2014, current deferred revenue was $470, a decrease of $20, or 4%, compared to current deferred revenue of $490 at December 31, 2013. Deferred revenue is recorded when the

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Company receives advance payment from its customers and primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.

For the three and six months ended June 30, 2014, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	Three Months	Six Months
	2014	2014
Series A-1	$21	$41
Series B	284	558
Series C	115	226
Series D-1	107	201
Series D-2	132	255
Total	$659	$1,281

On February 7, 2014, the Company sold for $733 in cash, net of $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party, 520 shares of Series D-1 preferred Stock and 260 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire on December 31, 2016. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On March 6, 2014, the Company sold for $406 in cash, net of $4 in administrative fees paid in cash to an unrelated third party, 273 Shares of Series D-1 Preferred Stock and 137 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire on December 31, 2016. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

The Company is using the funds received from the above financings for working capital and general corporate purposes.

On May 6, 2014, the Company entered into a Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender").  Under the terms of the Credit Agreement, for a period of 18 months, the Company is permitted to borrow up to $2 million in unsecured indebtedness from the Lender.  Each draw is subject to a 15% original issue discount, so that borrowing the full $2 million would result in an aggregate of $2.352 million in debt with fifty percent (50%) warrant coverage and also may be converted at the Lender's option into shares of the Company's Common Stock at an initial conversion price of $0.0275 per share.

In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender 10,909 warrants to purchase 10,909 shares of Common Stock. The warrants have a three year life and an exercise price of $0.0275 per share. The Company ascribed a value of $245 using the Black Scholes Pricing Model. The warrants valuation was charged to interest expense at June 30, 2014.

The Company had the following material commitments as of March 31, 2014:

Contractual obligations	Total	2014	2015	2016	2017	Thereafter
Operating lease commitments (2)	685	143	293	249	−	−

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

  resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company's business, results of operations and ability to operate as a going concern.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2014.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2014 and 2013, foreign currency translation gains and losses were insignificant.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation and because of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.              Legal Proceedings.

None.

Item 1A.                          Risk Factors

Not applicable.

Item 2.              Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures

Not applicable

Item 5.              Other Information.

None.

Item 6.              Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0‑19301).
3.2
Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8‑A (File No. 0‑19301).

3.3	By‑laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0‑19301).
3.4	By‑laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0‑19301).
3.5
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S/1, filed December 28, 2007.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Exhibit Number	Document
3.6
Certificate of Elimination of the Company's Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company's Registration Statement on Form S/1, filed December 28, 2007.

3.7
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company's Registration Statement on Form S/1 filed on December 28, 2007.

3.8
Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.

3.9
Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.

3.10
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.

3.11
Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company's Annual Report on Form 10-K filed on March 12, 2009.

3.12
Certificate of Elimination of the Company's Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company's Annual Report on Form 10-K filed on March 12, 2009.

3.13
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.

3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company's Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

3.16
Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

3.17
Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

3.18
Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company's Annual Report on Form 10-K filed on March 30, 2011.

3.19
Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company's Annual Report on Form 10-K filed on March 30, 2011.

3.20
Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company's Annual Report on Form 10-K filed on March 30, 2011.

3.21
Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company's Annual Report on Form 10-K filed on March 30, 2011.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

Exhibit Number	Document
3.22
Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company's Current Report on Form 8-K filed March 31, 2011.

3.23
Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company's Current Report on Form 8-K filed March 31, 2011.

3.24
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.

3.25
Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company's Form 10-K filed March 31, 2014.

3.26
Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company's Form 10-K filed March 31, 2014.

3.27
Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company's Form 10-K filed March 31, 2014.

3.28
Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company's Form 10-K filed March 31, 2014.

3.29
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.

3.30
Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company's Form 10-K filed March 31, 2014.

10.59
Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company's Current Report on Form 8-K filed March 31, 2011.

10.60
Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company's Current Report on Form 8-K filed March 31, 2011.

10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company's Form 10-K filed March 31, 2014.
*10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014
*31.1	Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document
*31.2	Certificate of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 14, 2014	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)