Form 10-Q
period 2014-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2014-11-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                      September 30, 2014

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

Number of shares outstanding of the issuer's Common Stock, as of November 14, 2014: 234,307,542.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	September 30,	December 31,
	2014	2013
Assets	Unaudited
Current assets:
Cash and cash equivalents	$641	$945
Accounts receivable, net of allowance of $39 at September 30, 2014 and $22 at December 31, 2013	215	410
Prepaid expenses and other current assets	88	57
Total current assets	944	1,412
Property and equipment, net	13	17
Patents, net	1,020	1,290
Other assets	29	29
Total assets	$2,006	$2,748

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	221	327
Accrued compensation	265	315
Other accrued liabilities	282	232
Deferred revenue	399	490
Total current liabilities	1,167	1,364
Deferred revenue long-term	─	74
Deferred rent	51	86
Derivative liability	20	25
Total liabilities	1,238	1,549
Commitments and contingencies
Stockholders' equity:
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 1,094 and 1,031 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively ($1,094 liquidation preference at September 30, 2014)	1,094	1,031
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 11,954 and 11,102 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively ($17,931 liquidation preference at September 30, 2014)	10,084	9,232
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 4,853 and 4,508 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively ($7,279 liquidation preference at September 30, 2014)	5,430	5,086
Series D-1 Preferred Stock, $.01 par value; 6,000 shares authorized; 5,657 and 3,415 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively ($5,657 liquidation preference at September 30, 2014)	4,997	3,345
Series D-2 Preferred Stock, $.01 par value; 9,000 shares authorized; 5,637 and 4,783 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively ($5,637 liquidation preference at September 30, 2014)	4,529	4,002
Common Stock, $.01 par value; 1,500,000 shares authorized; 232,607 shares issued, and outstanding at September 30, 2014 and 232,558 shares issued, and outstanding at December 31, 2013	2,390	2,390
Treasury shares, 6,500 shares at September 30, 2014 and December 31, 2013	(325)	(325)
Additional paid in capital	95,442	96,172
Accumulated deficit	(122,323)	(119,184)
Accumulated other comprehensive loss	(14)	(14)
Total CIC stockholders' equity	1,304	1,735
Non-controlling interest	(536)	(536)
Total Stockholders' equity	768	1,199
Total liabilities and stockholders' equity	$2,006	$2,748

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product	$85	$195	$491	$358
Maintenance	200	175	568	509
Total Revenue	285	370	1,059	867

Operating costs and expenses:

Cost of sales:
Product	26	54	69	63
Maintenance	20	45	111	194
Research and development	476	471	1,549	1,563
Sales and marketing	303	291	942	884
General and administrative	410	414	1,325	1,506
Total operating costs and expenses	1,235	1,275	3,996	4,210

Loss from operations	(950)	(905)	(2,937)	(3,343)

Other income (expense), net	49	(2)	51	(3)
Interest expense:
Related party	─	(6)	─	(9)
Other	(13)	─	(258)	─
Gain on derivative liability	2	26	5	91
Net loss	(912)	(887)	(3,139)	(3,264)

Accretion of beneficial conversion feature: Preferred shares:
Related party	(103)	(23)	(186)	(164)
Other	(68)	(14)	(416)	(195)

Preferred stock dividends:
Related party	(345)	(293)	(1,014)	(839)
Other	(363)	(250)	(975)	(692)
Net loss attributable to common stockholders	$(1,791)	$(1,467)	$(5,730)	$(5,154)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	232,646	225,824	232,588	225,810

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(912)	$(887)	$(3,139)	$(3,264)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	─	─	─	─
Total comprehensive loss	$(912)	$(887)	$(3,139)	$(3,264)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,139)	$(3,264)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	278	287
Stock-based employee compensation	242	560
Warrant cost issued as interest expense	258	−
Gain on derivative liability	(5)	(91)
Changes in operating assets and liabilities:
Accounts receivable	195	442
Prepaid expenses and other assets	(31)	(5)
Accounts payable	(106)	181
Accrued compensation	(50)	(33)
Other accrued liabilities	15	28
Deferred revenue	(165)	(229)
Net cash used for operating activities	(2,508)	(2,124)

Cash flows from investing activities: Acquisition of property and equipment	(4)	(4)
Net cash used for investing activities	(4)	(4)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	─	1,000
Proceeds from exercise of warrants for cash	─	29
Proceeds from issuance of Series D-1 Preferred shares net of issuance costs of $84	1,828	230
Proceeds from issuance of Series D-2 Preferred shares net of issuance costs of $17	380	920
Principal payments on short-term debt	─	(250)
Net cash provided by financing activities	2,208	1,929

Net decrease in cash and cash equivalents	(304)	(199)
Cash and cash equivalents at beginning of period	945	486
Cash and cash equivalents at end of period	$641	$287

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2014		2013
Supplementary disclosure of cash flow information
Interest paid	$	─		$2
Income tax paid	$	─	$	─

Non-cash financing and investing transactions
Dividends on preferred shares		$1,989		$1,531
Accretion of beneficial conversion feature on preferred shares		$602		$359
Conversion of Series C Preferred Stock into Common Stock		$1	$	─

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and summary of significant accounting policies

Nature of Business

The Company is a leading provider of digital transaction management (DTM) software enabling fully digital (paperless) business processes. The Company's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company's platform can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models. To date, the Company primarily has delivered its solutions to channel partners and end-user customers in the financial services industry. The Company's products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, and Sign-it® programs.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2014, the Company's accumulated deficit was $122,323. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2014, the Company's cash balance was $641. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

2.	Accounts receivable and revenue concentrations

The following table summarizes accounts receivable and revenue concentrations:
	Accounts Receivable
	September 30,	December 31,	Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2014	2013	2014	2013	2014	2013
Customer #1	46%	19%	17%	31%	11%	18%
Customer #2	−	15%	−	−	−	−
Customer #3	−	−	12%	10%	10%	12%
Customer #4	12%	−	−	−	−	−
Customer #5	19%	−	−	−	−	−
Customer #6	−	47%	10%	−	−	−
Customer #7	−	−	−	−	14%	−
Total concentration	77%	81%	39%	41%	35%	30%

3.	Patents

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company's patents as of December 31, 2013. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances changed during the three and nine months ended September 30, 2014 that would impact this conclusion.

Amortization of patent costs was $90 and $270 for the three and nine-month periods ended September 30, 2014 and $92 and $275 for the three- and nine-month periods ended September 30, 2013.

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

3.	Patents

Intangible Assets

The following table summarizes intangible assets:

	September 30, 2014		December 31, 2013
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization
Amortizable intangible assets:
Patents	$6,745	$(5,725)	$6,745	$(5,455)

4.	Derivative liability
The Company has determined that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the consolidated balance sheet would not be considered a derivative financial instrument. The Company applies a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the scope exception.

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

The fair value of the outstanding derivative liabilities at September 30, 2014, and December 31, 2013, was $20 and $25, respectively.

Fair value measurements:

The following table summarizes assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:
	Value at	Quoted prices in active markets		Significant other observable inputs		Significant unobservable inputs
	September 30, 2014	(Level 1)		(Level 2)		(Level 3)
Derivative liability	$20	$	−	$	−	$20
	December 31, 2013
Derivative liability	$25	$	─	$	−	$25

Communication Intelligence Corporation
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

The Company's assets and liabilities measured at fair value, whether recurring or non-recurring, at September 30, 2014, and December 31, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Changes in the fair market value of the Level 3 derivative liability for the nine-month periods ended September 30, 2014 and September 30, 2013 are as follows:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Balance at January 1	$25	$128
Gain on derivative liability	(5)	(91)
Balance at September 30	$20	$37

5.	Net loss per share

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

The following table lists shares and warrants that were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Nine Months Ended
	September 30, 2014	September 30, 2013

Stock options	70,960	70,017
Warrants	173,814	129,335
Preferred shares as if converted
Series A-1 Preferred Stock	7,818	7,222
Series B Preferred Stock	275,888	249,941
Series C Preferred Stock	215,668	199,801
Series D-1 Preferred Stock	251,435	64,401
Series D-2 Preferred Stock	112,737	90,215

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

5.	Net loss per share

The following table is a reconciliation of the numerator (net loss attributable to common stockholders) and the denominator (number of shares) used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Numerator- net loss attributable to common stockholders	$(1,791)	$(1,467)	$(5,730)	$(5,154)
Denominator-basic and diluted weighted average number of common shares outstanding	232,646	225,824	232,588	225,810
Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

6.	Line of Credit

On May 6, 2014, the Company entered into a $2 million Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender").  Under the terms of the Credit Agreement, for a period of 18 months, the Company is permitted to borrow up to $2 million in unsecured indebtedness from the Lender. Each draw is subject to a 15% original issue discount, so that borrowing the full $2 million would result in an aggregate of $2.352 million in debt with fifty percent (50%) warrant coverage. The debt may be converted at the Lender's option into shares of the Company's Common Stock at an initial conversion price of $0.0275 per share.

In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender warrants to purchase 10,909 shares of Common Stock. In addition the Company issued to a third party warrants to purchase 655 shares of Common Stock for assisting in the closing of the Credit Agreement. The warrants have a three year life and an exercise price of $0.0275 per share. The Company ascribed a value of $258 using the Black Scholes Pricing Model. The warrants valuation was charged to interest expense during the three -month period ended June 30, 2014 as the company concluded it did not have the intent nor the need to draw funds under the line during the term of the agreement (See Note 7).

7.  Equity

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black Scholes valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2014 and 2013, was approximately 9.75% and 9.73%, respectively, based on historical data.

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

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk free interest rate	0.04% - 3.73%	0.35% - 4.92%
Expected life (years)	2.82 – 7.00	2.82 – 7.00
Expected volatility	93.63% – 198.38%	91.99% – 198.38%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three- and nine-month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$16	$36	$64	$153
Sales and marketing	17	13	54	55
General and administrative	29	75	112	320
Director options	3	7	12	32
Stock-based compensation expense	$65	$131	$242	$560

A summary of option activity under the Company's plans as of September 30, 2014 and 2013 is as follows:

	2014				2013
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value
Outstanding at January 1,	69,537	$0.05		$-	44,529	$0.05		$-
Granted	2,500	$0.03		$-	26,554	$0.04		$-
Exercised	-	$-		$-	-	$-		$-
Forfeited or expired	(1,077)	$0.05		$-	(1,066)	$0.13		$-
Outstanding at September 30	70,960	$0.05	4.30	$-	70,017	$0.05	5.24	$-
Vested and expected to vest at September 30	63,996	$0.05	4.30	$-	63,204	$0.05	5.24	$-
Exercisable at September 30	55,102	$0.05	3.98	$-	38,793	$0.05	4.73-	$-

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.02 – $0.50	70,960	4.3	$0.05	55,102	$0.05

The following table summarizes the Company's unvested shares as of September 30, 2014:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2014	26,158	$0.04
Granted	2,500	$0.03
Forfeited	(598)	$0.04
Vested	(12,202)	$0.04
Unvested at September 30, 2014	15,858	$0.04

As of September 30, 2014, there was $142 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 3.56 years.

Preferred Shares

Information with respect to the class of Preferred Stock at September 30, 2014 is as follows:
Class of Preferred Stock	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	YTD Preferred Dividend Shares in Kind	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted
Series A-1	8%	Quarterly in Arrears	$1.00	$0.1400	63	1,094	7,818
Series B	10%	Quarterly in Arrears	$1.50	$0.0433	852	11,954	275,888
Series C	10%	Quarterly in Arrears	$1.50	$0.0225	345	4,853	215,668
Series D-1	10%	Quarterly in Arrears	$1.00	$0.0225	329	5,657	251,435
Series D-2	10%	Quarterly in Arrears	$1.00	$0.0500	400	5,637	112,737

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

Information with respect to dividends issued on the Company's Preferred stock for the three and nine-month periods ended September 30, 2014 and September 30, 2013 is as follows:

	Dividends				Beneficial Conversion Feature
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Series A-1	$22	$20	$63	$58	$ ─	$ ─	$ −	$	−
Series B	294	266	852	771	─	─	−		−
Series C	119	111	345	320	64	27	114		153
Series D-1	128	35	329	94	107	10	488		206
Series D-2	145	111	400	288	─	─	─		−
Total	$708	$543	$1,989	1,531	$171	$37	$602		$359

Series A-1 Preferred Stock

The shares of Series A-1 Preferred Stock are convertible at any time and are subordinate to the Series B, Series C and Series D Preferred Stock.

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

In connection with the December 31, 2013 offering, the Company adjusted the number of shares of Series D-1 Preferred Stock and Series D-2 Preferred Stock issued to investors in the May 2013 offering described above,

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

in order to give such investors shares of Series D-1 Preferred Stock and Series D-2 Preferred Stock in the same ratio as offered to Investors in the December 31, 2013 offering. This resulted in an exchange of 537 shares of Series D-2 Preferred into Series D-1 Preferred. The Company also issued warrants to purchase Common Stock in the same manner as offered to investors in the December 31, 2013 offering.

On February 7, 2014, the Company sold for $733 in cash, net of $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party, 520 shares of Series D-1 preferred Stock and 260 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On March 6, 2014, the Company sold for $406 in cash, net of $4 in administrative fees paid in cash to an unrelated third party, 273 Shares of Series D-1 Preferred Stock and 137 shares of Series D-2 Preferred Stock. The investors can receive up to one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On August 5, 2014, the Company sold for $1,070 in cash, net of $50 in administrative fees paid in cash to SG Phoenix, 1,120 Shares of Series D-1 Preferred Stock.

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

Warrants

A summary of the warrant activity is as follows:

	September 30, 2014			September 30, 2013
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	77,155		$0.0289	151,722	$0.0269
Issued	124,711		0.0275	−	−
Exercised	−	$	−	(1,300)	$0.0225
Expired/Cancelled	(28,052)		$0.0225	(21,087)	$0.0369
Outstanding at end of period	173,814		$0.0286	129,335	$0.0252
Exercisable at end of period	173,814		$0.0286	129,335	$0.0252

Communication Intelligence Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

7.	Equity

A summary of the status of the warrants outstanding and exercisable as of September 30, 2014 is as follows:

Number of Warrants		Weighted Average Remaining Life	Weighted Average Exercise Price Per Share
Warrants	556	0.25	$0.0225
Warrants	164,615	2.02	$0.0275
Warrants	8,643	0.81	$0.0500
	173,814	2.14	$0.0286

On May 6, 2014, the Company entered into a $2 million Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender"). In connection with the Company's entry into the Credit Agreement, the Company issued the Lender a warrant to purchase approximately 10,909 shares of Common Stock. In addition the company issued to a third party a warrant to purchase 655 shares of Common Stock for assisting in the closing of the Credit Agreement. The warrant has a three year life and an exercise price of $0.0275 per share. The Company ascribed a value of $258 to the warrant using the Black Scholes Pricing Model. The warrant's valuation was charged to interest expense during the three -month period ended June 30, 2014 as the company concluded it did not have the intent nor the need to draw funds under the line during the term of the agreement (See Note 6).

Contingent warrants

Investors that received warrants in connection with the Company's financing transactions in closings that occurred on December 13, 2013, February 7, 2014 and March 6, 2014, may receive additional warrants to purchase up to an aggregate of 120,786 shares of Common Stock, if the Company does not achieve certain revenue targets in the first three quarters of 2014. The Company ascribed a value of $566 to the warrants issued at closing, including the contingent warrants, using a Black Sholes valuation model. The Company also recorded a beneficial conversion feature of $305 related to the shares of Series D Preferred Stock issued in the February 7, 2014 and March 6, 2014 closings, based on the accounting conversion price of the shares of Series D Preferred Stock issued in those closings.

On May 14, and August 14, 2014 the Company issued 40,262 and 40,262 of contingent warrants in connection with the Company's financing transactions referenced above as a result of the Company not achieving its revenue targets in the quarters ending March 31, and June 30, 2014.

Since the Company did not achieve the revenue target for the three- months ended September 30, 2014, the Company will issue warrants to purchase a total of 40,262 shares of common stock promptly after filing of this Form 10-Q.

At September 30, 2014, 173,814 shares of common stock were reserved for issuance upon exercise of outstanding warrants.

8.	Subsequent event

On October 31, 2014, one of the Company's Preferred Shareholders converted 238 shares of Series A-1 Convertible Preferred Stock into 1,701shares of the Company's Common Stock. Each share of the Series A-1 Preferred is convertible into 7.1428 shares of Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2013, net losses attributable to common stockholders aggregated approximately $14,845, and, at September 30, 2014, the Company's accumulated deficit was approximately $122,323.

During the nine months ended September 30, 2014, the Company completed three private placements of its Series D-1 and Series D-2 Preferred Stock aggregating $2,208 in net proceeds. The proceeds are being used for general working capital purposes (See Liquidity and Capital Resources).

For the three months ended September 30, 2014, total revenue was $285, a decrease of $85, or 23%, compared to total revenue of $370 in the prior year period. For the nine months ended September 30, 2014, total revenue was $1,059, an increase of $192, or 22%, compared to total revenue of $867 in the prior year period. The decrease in total revenue for the three months ended September 30, 2014 was primarily due to lower product revenue. The increase in revenue over the nine- month period is primarily attributable to greater product sales.

For the three months ended September 30, 2014, the loss from operations was $950, an increase of $45, or 5%, compared with a loss from operations of $905 in the prior year period. For the nine months ended September 30, 2014,

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

the loss from operations was $2,937, a decrease of $406, or 12%, compared with a loss from operations of $3,343 in the prior year period. The increase in the loss from operations for the three months ended September 30, 2014, is primarily attributable to the above mentioned decrease in sales offset by a decrease of $40 in operating expenses including cost of sales compared to the prior year period. The decrease in the loss from operations for the nine months ended September 30, 2014 is primarily attributable to the above mentioned increase in sales and a decrease of $214, or 5%, in operating expenses including cost of sales compared to the prior year period.

Non-operating income for the three months ended September 30, 2014 was $38, an increase of $20, or 111%, compared to non-operating income of $18 in the prior year period. The increase in non-operating income for the three-months ended September 30, 2014, was primarily due to the sale of one of the Company's unused trademarks to a third party. Non-operating expense for the nine months ended September 30, 2014 was $202, an increase of $281, or 256%, compared to non-operating income of $79 in the prior year period. The increase in non-operating expenses for the nine months ended September 30, 2014, was primarily due to the valuation of warrants issued to a third party in connection with the closing in May 2014 of a $2 million line of credit (See Liquidity and Capital Resources).

Critical Accounting Policies and Estimates

Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2013 Form 10-K.

Effect of Recent Accounting Pronouncements

In the third quarter of fiscal 2014, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended September 30, 2014, product revenue was $85, a decrease of $110, or 56%, compared to product revenue of $195 in the prior year period. The decrease in product revenue is primarily attributable to the timing of the Company's sales opportunities during the quarter and of the ramp for certain recurring revenue contracts. For the three months ended September 30, 2014, maintenance revenue was $200, an increase of $25, or 14%, compared to maintenance revenue of $175 in the prior year period. The increase in maintenance revenue is primarily due to new maintenance contracts associated with the increase in product sales in the current and prior year.

For the nine months ended September 30, 2014, product revenue was $491, an increase of $133, or 37%, compared to product revenue of $358 in the prior year period.  The increase in product revenue is primarily due to availability of new products in the first nine months of 2014.  For the nine months ended September 30, 2014, maintenance revenue was $568, an increase of $59, or 12%, compared to maintenance revenue of $509 in the prior year period. The increase in maintenance revenue is primarily due to new maintenance contracts associated with the increase in product sales in the current and prior year.

Cost of Sales

For the three months ended September 30, 2014, cost of sales was $46, a decrease of $53, or 54%, compared to cost of sales of $99 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to maintenance and revenue generating contracts recognized during the three months ended September 30, 2014, compared to the prior year period.

For the nine months ended September 30, 2014, cost of sales was $180, a decrease of $77, or 30%, compared to cost of sales of $257 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

to maintenance and revenue generating contracts recognized during the nine months ended September 30, 2014, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2014, research and development expense was $476, an increase of $5, or 1%, compared to research and development expense of $471 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $5 increase was a $76, or 19%, decrease in total salaries and related expense due to the reduction of one test engineer in the quarter ended September 30, 2014, compared to the same period of the prior year, offset by a decrease in allocations to cost of sales and marketing of $83, or 58%, resulting from the above mentioned decrease in maintenance activity and revenue generating contracts. Total expenses, before allocations for the three months ended September 30, 2014, was $536, a decrease of $77, or 13%, compared to $613 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above. Research and development expenses before capitalization of software development costs, as well as the amounts to be capitalized on future product development, are expected to remain at current levels in the near term.

For the nine months ended September 30, 2014, research and development expense was $1,549, a decrease of $14, or 1%, compared to research and development expense of $1,563 in the prior year period.  Total expenses, before capitalization of software development costs and other allocations, for the nine- months ended September 30, 2014, were $1,756, a decrease of $188, or 10%, compared to $1,944 in the prior year period. The decrease in research and development expense for the nine months ended September 30, 2014, compared to the prior year period, is due to the reduction of two test engineers in the second quarter of the prior year and from the same factors discussed above for the three-month period.

Sales and Marketing Expense

For the three months ended September 30, 2014, sales and marketing expense was $303, an increase of $12, or 4%, compared to sales and marketing expense of $291 in the prior year period. For the nine- months ended September 30, 2014, sales and marketing expenses was $942, an increase of $58, or 7%, compared to sales and marketing expense of $884 in the prior year period. The increases were primarily attributable to increases in salaries and related expenses resulting from the addition of a new sales person in the first quarter of 2014.

General and Administrative Expense

For the three months ended September 30, 2014, general and administrative expense was $410, a decrease of $4, or 1%, compared to general and administrative expense of $414 in the prior year period. The decrease was primarily due to a decrease of $48, or 37%, in salaries and related expense including, stock option compensation expense of $46, or 62%, partially offset by an increase in professional fees of $44, or 15%.

For the nine months ended September 30, 2014, general and administrative expense was $1,325, a decrease of $181, or 12%, compared to general and administrative expense of $1,506 in the prior year period. The decrease was primarily due to the same factors discussed for the three-month period above.

Interest expense

For the three months ended September 30, 2014, interest expense was $13, an increase of $7, or 117%, compared to interest expense of $6 in the prior year period. For the nine months ended September 30, 2014, interest expense was $258, an increase of $249, or 2,767%, compared to interest expense of $9 in the prior year period. The increase resulted from expensing the valuation of the warrants issued to third parties in connection with the closing of a $2 million line of credit in May 2014 (see Liquidity and Capital Resources).

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Other income and expenses

For the three months ended September 30, 2014, other income increased $51, or 2,550%, compared to a loss of $2 in the prior year period. For the nine -months ended September 30, 2014 other income increased $54, or 1,800% compared to $3 in the prior year period. The increases were primarily due to the sale of one of the Company's unused trademarks to a third party in the third quarter of 2014.

For the three months ended September 30, 2014, the gain on derivative liability was $2, a decrease of $24, or 92%, compared to the gain on derivative liability of $26 in the prior year period. For the nine months ended September 30, 2014, the gain on derivative liability was $5, a decrease of $86, or 95%, compared to a gain on derivative liability of $91 in the prior year period. The decreases in the gains on derivative liability are primarily due to the exercise and expiration of warrants and a minimal change in the closing price of the Company's Common Stock at September 30, 2014.

For the three months ended September 30, 2014, accretion of the beneficial conversion feature on the Company's Preferred Stock with an exercise price less than the closing market price on September 30, 2014 (Series C and Series D-1 Preferred Stock) was $171, an increase of $134, or 362%, compared to $37 in the prior year period. The increase is primarily due to the issuance of Series D-1 Preferred Stock in private placements closed in February, March and August 2014, and the increase in the closing price of the Company's Common Stock compared to the prior year.

For the nine months ended September 30, 2014, accretion of the beneficial conversion feature on the Company's Preferred Stock with an accounting conversion price less than the closing market price on the issuance date (Series C and Series D-1 Preferred Stock) that was issued in the financings in February, March  and August 2014 (see Liquidity and Capital Resources), as well as dividends issued in kind, was $602, an increase of $243, or 68%, compared to $359 in the prior year period. The increase is primarily due to the same factors discussed for the three -month period.

The Company recorded dividends in kind on shares of its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the three months ended September 30, 2014, dividends on shares of Preferred Stock were $708, an increase of $165, or 30% compared to $543 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock discussed above.

For the nine months ended September 30, 2014, dividends on shares of Preferred Stock were $1,989, an increase of $458, or 30%, compared to $1,531 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock discussed above.

Liquidity and Capital Resources

At September 30, 2014, cash and cash equivalents totaled $641, compared to cash and cash equivalents of $945 at December 31, 2013. The decrease in cash was primarily due to net cash used in operating activities of $2,508 and investing activities of $4. These uses of cash were offset by cash provided by financing activities of $2,208.  At September 30, 2014, total current assets were $944, compared to total current assets of $1,412 at December 31, 2013. At September 30, 2014, the Company's principal sources of funds included its aggregated cash and cash equivalents of $641.

At September 30, 2014, accounts receivable net, was $215, a decrease of $195, or 48%, compared to accounts receivable net of $410 at December 31, 2013. The decrease is due primarily to the collection of accounts receivable from the fourth quarter 2013 billings and timely collection of sales billings during the nine months ended September 30, 2014.

At September 30, 2014, prepaid expenses and other current assets were $88, an increase of $31, or 54%, compared to prepaid expenses and other current assets of $57 at December 31, 2013. The increase is due primarily to the prepayment of the Company's annual D&O insurance policy, offset by the amortization of the prepaid annual insurance premiums at December 31, 2013.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

At September 30, 2014, accounts payable were $221, a decrease of $106, or 32%, compared to accounts payable of $327 at December 31, 2013. The decrease is due primarily to payment of outstanding accounts payable from the proceeds of the February, March and August 2014 financing proceeds. At September 30, 2014, accrued compensation was $265, a decrease of $50, or 16%, compared to accrued compensation of $315 at December 31, 2013. The decrease is due primarily to the payment of accrued sales commissions from the timely receipt of outstanding accounts receivable and reduction of accrued vacation expense related to one sales and one engineering employee that left the Company September 30, 2014.

At September 30, 2014, total current liabilities were $1,167, a decrease of $197, or 14%, compared to total current liabilities of $1,364 at December 31, 2013. At September 30, 2014, current deferred revenue was $399, a decrease of $91, or 19%, compared to current deferred revenue of $490 at December 31, 2013. Deferred revenue is recorded when the Company receives advance payment from its customers and primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.

For the three and nine months ended September 30, 2014, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	Three Months	Nine Months
	2014	2014
Series A-1	$22	$63
Series B	294	852
Series C	119	345
Series D-1	128	329
Series D-2	145	400
Total	$708	$1,989

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

In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender 10,909 warrants to purchase 10,909 shares of Common Stock. In addition, the Company issued to a third party 655 warrants for assisting in the closing of the Credit Agreement. The warrants have a three-year life and an exercise price of $0.0275 per share. The Company ascribed a value of $258 using the Black Scholes Pricing Model. The warrants valuation was charged to interest expense.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

In July 2014, the Company received $50 from a third party for the sale of a trademark related to one of its discontinued products.

On August 5, 2014, the Company sold for $1,070 in cash, net of $50 in administrative fees paid in cash to SG Phoenix, 1,120 Shares of Series D-1 Preferred Stock.

The Company had the following material commitments as of September 30, 2014:

Contractual obligations	Total	2014	2015	2016	2017		Thereafter
Operating lease commitments (1)	$685	$143	$293	$249	$	−	$	−

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2014.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2014 and 2013, foreign currency translation gains and losses were insignificant.

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.              Legal Proceedings

None.

Item 1A.                          Risk Factors

Not applicable.

Item 2.              Unregistered Sale of Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

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

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Exhibit Number	Document
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company's Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company's Form 10-Q filed August 15, 2014.
*31.1	Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith.

Communication Intelligence Corporation
(In thousands, except per share amounts)
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 14, 2014	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)