Form 10-K
period 2014-12-31
COMMUNICATION INTELLIGENCE CORP
filed 2015-03-31
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

___ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to ___

Commission File No. 000‑19301

Communication Intelligence Corporation
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94‑2790442 (I.R.S. Employer Identification No.)

275 Shoreline Drive, Suite 500 Redwood Shores, California (Address of principal executive offices)	94065 (Zip Code)

Registrant's telephone number, including area code: 650-802-7888

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the act (check one): Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes    No

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2014, was approximately $3,811,679 based on the closing sale price of $0.025 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 25, 2015 was 234,307,542.

DOCUMENTS INCORPORATED BY REFFERENCE

None.

COMMUNICATION INTELLIGENCE CORPORATION

___________

CIC's logo, Handwriter®, Jot®, iSign®, InkSnap®, InkTools® SIGVIEW®, Sign-On®, Sign-it®, WordComplete®, INKshrINK®, SigCheck®, SignatureOne®, Ceremony® and The Power To Sign Online® are registered trademarks of the Company. KnowledgeMatch™ is a trademark of the Company. Applications for registration of various trademarks are pending in the United States, Europe and Asia. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

PART I
Item 1. Business

Unless otherwise stated, all amounts in Part I through Part IV are stated in thousands ("000s").

General

Communication Intelligence Corporation (the "Company" or "CIC") was incorporated in Delaware in October 1986. CIC is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. CIC's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. CIC's platform can be deployed both on-premise and as a cloud-based ("SaaS") service, with the ability to easily transition between deployment models. The Company is headquartered in Redwood Shores, California.

For the year ended December 31, 2014, total revenue was $1,515, an increase of $97, or 7%, compared to total revenue of $1,418 in the prior year. For the year ended December 31, 2014, software product revenue was $766, an increase of $38, or 5%, compared to product revenue of $728 in the prior year. Maintenance revenue for the year ended December 31, 2014, was $749, an increase of $59, or 9%, compared to maintenance revenue of $690 in the prior year. The increase in software product revenue is primarily attributable to the sale of new products during the year. The increase in maintenance revenue is due to the sale of new enterprise licenses during 2013 and 2014.

For the year ended December 31, 2014, the net loss attributable to common stockholders was $7,379, a decrease of $720, or 9%, compared to $8,099 in the prior year. For the year ended December 31, 2014, non-cash charges attributable to interest expense, financing and loan discount amortization, loss on extinguishment of debt and the accretion of the beneficial conversion feature were $911, a decrease of $883, or 49% compared to $1,794 in the prior year. There was a gain of $7 on the derivative liability value for the year ended December 31, 2014, compared to a gain of $103 in the prior year. For the year ended December 31, 2014, operating expenses, were $5,328, a decrease of $387, or 7%, compared to operating expenses of $5,715 for the prior year. The decrease in operating expense resulted from decreases in stock option compensation and other general overhead expenses compared to the prior year.

Core Technologies

The Company's core technologies can be referred to as "transaction-enabling" and "business process work flow" technologies. These technologies include various forms of electronic signature methods, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, authentication, cryptography and the logging of audit trails to prove signers' intent. These technologies enable the appending of secure, legal and regulatory compliant electronic signatures coupled with an enhanced user experience, all at a fraction of the time and cost required by traditional, paper-based processes for signature capture.

Products

The Company's enterprise-class SignatureOne® and iSign® suite of electronic signature solutions enables businesses to implement truly paperless, electronic signature-driven business processes. Many applications provide electronic forms and allow users to fill in information, but most of these applications still require users to print out a paper copy for a handwritten, ink signature. Solutions powered by CIC products allow legally binding electronic signatures to be added to digital documents, eliminating the need for paper copies. This allows users to reduce transaction times and processing costs and to increase the time available for revenue generating activities.

The SignatureOne® and iSign® suite of products includes the following:

SignatureOne® Ceremony® Server
The SignatureOne® Ceremony® Server ("Ceremony Server") provides a highly secure, scalable, patent-protected and streamlined electronic signature solution. Its flexible, easy-to-configure and agile workflow can be rapidly integrated via standard Web services to become an ultimate and cost efficient endpoint in true straight-through processing (the complete removal of paper from business processes) and to facilitate end-to-end management of multi-party approvals for PDF and XHTML documents. The Ceremony Server contains CIC's core esignature engine and signature ceremony management tools, and can be seamlessly integrated with numerous ancillary products. Its key features include:

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

iSign® Console™
The iSign® Console™ ("Console") leverages the Ceremony Server's core signature engine and is ideal for organizations looking for a standalone electronic signature solution. Through its intuitive graphical interface, the Console allows users to upload documents for signature, select signers and signature methods, and manage and enforce document workflow for routing, reviewing, signing and notifications. The Console offers a secure and intuitive solution that requires no integration and is available on-premise or in the cloud.

iSign® Enterprise	iSign® Enterprise incorporates the features and function of the Ceremony Server and the Console.
iSign® Family
The growing suite of iSign® products and service includes iSign® Mobile (for signing on iOS and Android mobile devices), iSign® Forms (for integrated use of templates and forms), and iSign® Live (CIC's patent-pending co-browsing solution for simultaneous browsing signature ceremonies).

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

iSign® Toolkits
The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person's electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect a user's signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2014 include the following:

iSign® Enterprise	3.1.2
iSign® Enterprise	4.1.10
iSign® Enterprise	4.1.11
iSign® Enterprise	4.1.12
iSign® Enterprise	4.1.13
iSign® Enterprise	4.1.8.1
iSign® Enterprise	4.1.8.2
iSign® Enterprise	4.1.8.3
iSign® Enterprise	4.1.9
iSign® Enterprise	4.3.2
iSign® Enterprise	4.3.2.1
iSign® Enterprise	4.3.2.2
iSign® Enterprise	4.4.1
iSign® Enterprise	5
iSign® Enterprise	5.1
iSign® Enterprise	5.1.1
iSign® Enterprise	5.1.2
iSign® Enterprise	5.2
iSign® Enterprise	5.2.1
iSign® Enterprise	5.2.2
iSign® Enterprise	5.2.3
iSign® Enterprise	5.2.4
iSign® Enterprise	5.3
iSign® Enterprise	5.3.1
iSign® Enterprise	5.3.2
iSign® Enterprise	5.3.3
Sign-it® for Acrobat®	7.6.1
Sign-it® for Acrobat®	7.5
Sign-it® for Acrobat®	7.6
Sign-it® for Acrobat®	9.1
Sign-it® for Acrobat®	9.2

Sign-it® for Acrobat®	9.3
iSign® for Windows®	4.8

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

Over the years, the Company has developed and patented major elements of its software offerings and technologies. In addition, in October 2000 the Company acquired from PenOp, Inc. and its subsidiary, a significant patent portfolio relevant to the markets in which the Company sells its products. The Company's patents and the years in which they each expire are as follows:

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

Material Customers

Historically, the Company's revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Three customers, as described in Note 2 to the Consolidated Financial statements, accounted for 11%, 12%, and 12%, respectively, of total revenue for the year ended December 31, 2014.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $957 and $564 at December 31, 2014 and 2013, respectively, representing advanced payments on product and service maintenance agreements. In 2014, the Company negotiated a long term maintenance agreement, the balance of which is $700, which will be recognized over five years. The remaining backlog is expected to be recognized over the next twelve months.

Competition

The Company faces competition at different levels both domestically and internationally. The technology-neutral nature of the laws and regulations related to what constitutes an "electronic signature" and CIC's multi-modal enterprise-wide suite of products causes the Company to compete with different companies depending upon the specific type of electronic signature sought by a prospective customer. Currently, CIC's primary competition for basic click-to-sign electronic signatures includes Silanis, Adobe EchoSign and/or DocuSign. Principal competition for handwritten biometric signatures includes SoftPro, Wondernet and signature pad vendors. The Company believes it has a competitive advantage by offering solutions with a variety of different electronic signature methods that enable users to sign virtually any document format, in any software environment, and on any hardware platform.

The Company believes that it has differentiation from its competitors and enjoys certain advantages, including its patent portfolio. However, there can be no assurance that competitors, including some with greater financial or other resources, will not succeed in developing products or technologies that are more effective, easier to use or less expensive than our products or technologies that could render our products or technologies obsolete or non-competitive.

Employees

As of December 31, 2014, the Company employed sixteen full-time employees and ten independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company's employees are party to any collective bargaining agreements.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2014 and 2013, sales in the United States as a percentage of total sales were 99% and 98%, respectively. At December 31, 2014 and 2013, long-lived assets located in the United States were $973 and $1,336, respectively. There were no long-lived assets located elsewhere as of December 31, 2014 and 2013.

Segments

The Company reports its financial results in one segment.

Available Information

Our web site is located at www.cic.com. The information on or accessible through our web site is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our web site as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission ("SEC"). Furthermore, a copy of this Annual Report on Form 10-K and other reports filed by CIC with the SEC may be read and copied by the public at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. and 3 p.m. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including CIC, that file electronically with the SEC at www.sec.gov.

Item 1A.Risk Factors

Not applicable.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company leases its principal facilities, consisting of approximately 9,600 square feet, in Redwood Shores, California, pursuant to a lease that expires in 2016.

Item 3.Legal Proceedings

None.

Item 4.Mine Safety Disclosures

None.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's Common Stock is quoted on OTC Markets Group Inc.'s OTCQB quotation system under the trading symbol CICI. Trading activity for the Company's Common Stock can be viewed at www.otcmarkets.com. Prior to March 1, 2010, the Company's Common Stock was also quoted on the Over-the-Counter Bulletin Board under the trading symbol CICI.OB. The following table sets forth the high and low sale prices of the Common Stock for the periods noted.

		Sale Price Per Share
Year	Period	High	Low

2013	First Quarter	$0.05	$0.03
	Second Quarter	$0.04	$0.03
	Third Quarter	$0.04	$0.03
	Fourth Quarter	$0.04	$0.02
2014	First Quarter	$0.03	$0.02
	Second Quarter	$0.03	$0.02
	Third Quarter	$0.04	$0.02
	Fourth Quarter	$0.03	$0.01

Holders

As of March 25, 2015 there were approximately 722 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

All securities sold during 2014 by the Company were either previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed with the SEC.

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

Unless otherwise stated herein, all figures in this Item 7, other than price per share data, are stated in thousands ("000s").

Overview and Recent Developments

The Company is a leading supplier of DTM software enabling the paperless, secure and cost-effective management of document-based transactions. CIC's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company's products and services result in legally binding transactions that are compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of enterprise software solutions within the financial services and insurance industries and has delivered significant expense reduction by enabling complete document and workflow and the resulting reduction in mailing, scanning, filing and other costs related to the use of paper.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2014, net losses attributable to common stockholders aggregated approximately $15,478, and, at December 31, 2014, the Company's accumulated deficit was approximately $123,199.

For the year ended December 31, 2014, total revenue was $1,515, an increase of $97, or 7%, compared to total revenue of $1,418 in the prior year. The increase in revenue is primarily attributable to the sale of new products during the year.

For the year ended December 31, 2014, operating expenses were $5,238, a decrease of $387, or 7%, compared to operating expenses of $5,715 in the prior year. The decrease in operating expenses resulted primarily from a decrease in stock option compensation expense and other general overhead expenses. For the year ended December 31, 2014, the loss from operations was $3,813, a decrease of $484, or 11%, compared with a loss from operations of $4,297 in the prior year.  The decrease in the operating loss is attributable to the increase in sales and a $387 decrease in operating expenses.

On February 7, 2014, the Company sold 520 shares of Series D-1 Preferred Stock and 260 shares of Series D-2 Preferred Stock for $733 in cash, net of a $47 administrative fee paid in cash to SG Phoenix and to an unrelated third party. Investors in this funding were entitled to receive up to one hundred percent (100%) warrant coverage, which warrant coverage was issued over the course of 2014. The warrants issued were immediately exercisable in full upon issuance at a price of $0.0275 per share and expire on December 31, 2016. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

On March 6, 2014, the Company sold 273 shares of Series D-1 Preferred Stock and 137 shares of Series D-2 Preferred Stock for $406 in cash, net of $4 in administrative fees paid in cash to an unrelated third party. Investors in this funding were entitled to receive up to one hundred percent (100%) warrant coverage, which warrant coverage was issued over the course of 2014. The warrants issued were exercisable in full upon issuance at a price of $0.0275 per share and expire on December 31, 2016. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

On May 6, 2014, the Company entered into a Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender").  Under the terms of the Credit Agreement, for a period of 18 months, the Company was permitted to borrow up to $2,000 in unsecured indebtedness from the Lender.  Each draw was subject to a 15% original issue discount, so that borrowing the full $2,000 would result in an aggregate of $2,352 in debt with fifty percent (50%) warrant coverage. At the Lender's option, such debt was convertible into shares of the Company's Common Stock at an initial conversion price of $0.0275 per share.

In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender 10,909 warrants to purchase 10,909 shares of Common Stock. In addition, the Company issued to a third party 655 warrants for assisting in the closing of the Credit Agreement. The warrants had a three-year life and an exercise price of $0.0275 per share. The Company ascribed a value of $258 using the Black Scholes Merton Pricing Model. The warrants valuation was charged to interest expense during the three month period ended June 30, 2014 as the Company concluded it did not have the intent nor the need to draw funds under the line during the term of the agreement.

On February 23, 2015, the Company and the Lender mutually agreed to terminate the Credit Agreement. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the above mentioned warrants were likewise terminated.

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

Stock based Compensation: Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black Scholes Merton valuation model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized on an accrual basis over the vesting period of the options.

Valuation of equity warrants: The Company values warrants issued using the Black Scholes Merton pricing model.

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the balance sheet as either an asset or a liability measured at their fair value, with changes in the derivative's fair value recognized currently in earnings. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked-to-market at the end of each reporting period with the gain or loss recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company used a simulated probability valuation model to value warrants containing embedded derivative instruments. Determining the appropriate fair-value model and calculating the fair value of such warrants requires considerable judgment. Any change in the estimates (specifically, probabilities) used may cause the value to be higher or lower than that reported. The assumptions used in the model require significant judgment by management and include the following: volatility, expected term, risk-free interest rate, dividends, warrant holders' expected rate of return, reset provisions based on expected future financings, projected stock prices, and probability of exercise.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company's historical experience, the Company's estimates of recoverability of amounts due could be affected and the Company would adjust the allowance accordingly.

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

•	legal, regulatory or contractual provisions known to the Company that limit the useful life of any patent to less than the assigned useful life;

•	whether the Company needs to incur material costs or make modifications in order for it to continue to be able to realize the protection afforded by the patents;

•	effects of obsolescence or significant competitive pressure on the Company's current or future products are expected to reduce the anticipated cash flow from the products covered by the patents;

•	demand for products utilizing the patented technology will diminish, remain stable or increase; and

•	whether the current markets for the products based on the patented technology will remain constant or will change over the useful lives assigned to the patents.

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

Cost of sales: Cost of sales includes direct engineering labor and overhead for specific revenue based projects initiated by customers and maintenance projects specific to customer needs, along with third party services related to the Company's transactional based revenues.

Research and Development Costs: Research and development costs are charged as expense as incurred.

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2014, of approximately $26,000 based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2014 and December 31, 2013

Revenue

For the year ended December 31, 2014, total revenue was $1,515, an increase of $97, or 7%, compared to total revenue of $1,418 in the prior year. For the year ended December 31, 2014, software product revenue was $766, an increase of $38, or 5%, compared to product revenue of $728 in the prior year. Maintenance revenue for the year ended December 31, 2014, was $749, an increase of $59, or 9%, compared to maintenance revenue of $690 in the prior year. The increase in software product revenue is primarily attributable to the sale of new products during the year. The increase in maintenance revenue is due to the sale of new enterprise licenses during 2013 and 2014.

Cost of Sales

For the year ended December 31, 2014, cost of sales was $390, an increase of $46, or 13%, compared to cost of sales of $344 in the prior year. The increase was due primarily to higher engineering direct labor costs resulting from increased non-recurring engineering orders during the year ended December 31, 2014.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2014, research and development expenses were $1,931, a decrease of $142, or 7%, compared to research and development expenses of $2,073 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factors contributing to the decrease in research and development expenses were decreases in salaries and wages due to the attrition of four full time positions, two in the second half of 2013 and two in the second half of 2014. The decrease in cost was partially offset by an increase in outside engineering services associated with the Company's software development activities. For the year ended December 31, 2014, total research and development expenses before IT and cost of sales allocations were $2,354, a decrease of $166, or 7%, compared to $2,520 of total research and development expenses before allocations in the prior year. The decrease is due primarily to the decrease in salaries and related expenses, including stock compensation expense, partially offset by the increase in outside engineering services.

Sales and Marketing Expenses

For the year ended December 31, 2014, sales and marketing expenses were $1,264, a decrease of $8, or 1%, compared to sales and marketing expenses of $1,272 in the prior year. The decrease was primarily attributable to lower engineering support costs compared to the prior year.

General and Administrative Expenses

For the year ended December 31, 2014, general and administrative expenses were $1,743, a decrease of $283, or 14%, from general and administrative expenses of $2,026 in the prior year. The decrease was primarily due to a decrease in stock option compensation expense, partially offset by increases in other general operating expenses compared to the prior year.

Other Income (Expense), Net

Other income, net, was $50, an increase of $73, or 317%, compared to an expense of $23 in the prior year. The increases were primarily due to the sale of one of the Company's unused trademarks to a third party in the third quarter of 2014.

Interest Expense

For the year ended December 31, 2014, related party interest expense was $0, a decrease of $436, or 100%, compared to related party interest expense of $436 in the prior year. The decrease was primarily due to the absence of short-term borrowings during 2014 and the cost of warrants associated with the short-term borrowings. For the year ended December 31, 2014, other party interest expense was $259, an increase of $259, compared to other party interest expense of $0 in the prior year. The increase in other party interest expense resulted from expensing the valuation of the warrants issued to third parties in connection with the closing of a $2,000 line of credit in May 2014 (see Liquidity and Capital Resources).

For the year ended December 31, 2014, amortization of related party loan discount was $0, a decrease of $44, or 100%, compared to $44 in the prior year. The decrease was primarily due to the absence of short-term borrowings in 2014 (See Note 7 to the Consolidated Financial Statements of this report on Form 10-K).

For the year ended December 31, 2014, the loss on extinguishment of debt was $0, a decrease of $67, or 100%, compared to the prior year. The decrease was due to the conversion of short-term notes into shares of Series D Preferred stock in December 2013, and the write off of the remaining discount associated with the warrants issued in November 2013.

The change in fair value of derivative liabilities resulted in a non-cash gain of $7, a decrease of $96, or 93%, compared to a gain of $103 in the prior year. The change in fair value is primarily due to a decrease in the number of outstanding derivatives from the expiration of warrants during 2014, as well as a decrease in the closing price of the Company's Common Stock at December 31, 2014. The fair value of the Company's derivative instruments is based on the fair value of our Common Stock. As such, related gains and losses are dependent upon our Common Stock price and fluctuate accordingly.

For the year ended December 31, 2014, accretion of the beneficial conversion feature on the Company's Preferred Stock with an exercise price less than the closing market price on December 31, 2014 (Series C and Series D-1 Preferred Stock) was $652, a decrease of $595, or 48%, compared to $1,247 in the prior year period. The decrease is primarily due to the decrease in the closing price of the Company's Common Stock on the date of issue compared to the prior year.

The Company recorded dividends in kind on shares of its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the year ended December 31, 2014, dividends on shares of Preferred Stock were $2,712, an increase of $624, or 30% compared to $2,088 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock discussed above.

Liquidity and Capital Resources

Cash and cash equivalents totaled $775 at December 31, 2014, compared to $945 at December 31, 2013. The decrease is primarily attributable to $2,425 of funds used in operating activities, and $4 of funds used in investing activities. The uses were partially offset by $2,259 provided by financing activities.

The cash used by operations was primarily attributable to the net loss of $4,015 and a $7 gain on derivative liabilities. These amounts were partially offset by non-cash depreciation and amortization charges of $367, warrant costs recorded as interest of $258 and stock-based employee compensation of $298.

The cash used in investing activities of $4 resulted from the acquisition of computer equipment.

Proceeds from financing activities consisted primarily of $2,209 in net proceeds from the issuance of Series D Preferred Stock.

Accounts receivable were $122 at December 31, 2014, a decrease of $288, or 70%, compared to accounts receivable of $410 at December 31, 2013. Accounts receivable at December 31, 2014 and 2013, are net of $22 and $22, respectively, of allowances provided for potentially uncollectible accounts. Sales in the Company's fourth quarter of 2014 were generated early in the quarter increasing fourth quarter collection of accounts receivable compared to 2013.

Prepaid expenses and other current assets were $80 at December 31, 2014, an increase of $23, or 40%, compared to prepaid expenses and other current assets of $57 at December 31, 2013. The increase is primarily due to the prepayments of insurance premiums and annual third party services. Prepaid expenses generally fluctuate due to the timing of annual insurance premiums and maintenance and support fees, which are prepaid in December and June of each year.

Accounts payable were $328 at December 31, 2014, an increase of $1, from accounts payable of $327 at December 31, 2013.

Other current liabilities, which include accrued compensation of $293 at December 31, 2014, were $631 at December 31, 2014, an increase of $84, or 15%, compared to other current liabilities of $547 at December 31, 2013.  The increase is primarily due to the accrual of professional services compared to the prior year.

Deferred revenue was $957 at December 31, 2014, an increase of $393, or 70%, compared to deferred revenue of $564 at December 31, 2013. The increase is primarily due to a renewal of a five year maintenance contract with one of the Company's customers in December 2014.

Financing Transactions

For the year ended December 31, 2014, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	December 31
	2014	2013
Series A-1	$82	$78
Series B	1,149	1,044
Series C	468	433
Series D-1	472	131
Series D-2	541	402
Total	$2,712	$2,088

On February 7, 2014, the Company sold 520 shares of Series D-1 Preferred Stock and 260 shares of Series D-2 Preferred Stock for $733 in cash, net of a $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party. Investors in this funding were entitled to receive up to one hundred percent (100%) warrant coverage, which warrant coverage was issued over the course of 2014. The warrants issued were exercisable in full upon issuance at a price of $0.0275 per share and expire on December 31, 2016. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

On March 6, 2014, the Company sold 273 shares of Series D-1 Preferred Stock and 137 shares of Series D-2 Preferred Stock for $406 in cash, net of $4 in administrative fees paid in cash to an unrelated third party. Investors in this funding were entitled to receive up to one hundred percent (100%) warrant coverage, which warrant coverage was issued over the course of 2014. The warrants issued were exercisable in full upon issuance at a price of $0.0275 per share and expire on December 31, 2016. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

On May 6, 2014, the Company entered into a Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender").  Under the terms of the Credit Agreement, for a period of 18 months, the Company was permitted to borrow up to $2,000 in unsecured indebtedness from the Lender.  Each draw would have been subject to a 15% original issue discount, so that borrowing the full $2,000 would have resulted in an aggregate of $2,352 in debt with fifty percent (50%) warrant coverage and also could have been converted at the Lender's option into shares of the Company's Common Stock at an initial conversion price of $0.0275 per share.

In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender 10,909 warrants to purchase 10,909 shares of Common Stock. In addition, the Company issued to a third party 655 warrants for assisting in the closing of the Credit Agreement. The warrants had a three-year life and an exercise price of $0.0275 per share. The Company ascribed a value of $258 using the Black Scholes Merton Pricing Model. The warrants valuation was charged to interest expense during the three month period ended June 30, 2014 as the Company concluded it did not have the intent nor the need to draw funds under the line during the term of the agreement.

On February 23, 2015, the Company and the Lender mutually agreed to terminate the Credit Agreement. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the above mentioned warrants were likewise terminated.

In July 2014, the Company received $50 from a third party for the sale of a trademark related to one of its discontinued products.

On August 5, 2014, the Company sold for $1,070 in cash, net of $50 in administrative fees paid in cash to SG Phoenix, 1,120 shares of Series D-1 Preferred Stock.

The Company is using the funds received from the above financings for working capital and general corporate purposes.

Contractual Obligations

The Company had the following material commitments as of December 31, 2014:

Contractual obligations	Total	2015	2016	Thereafter
Operating lease commitments (1)	$543	$293	$250	-

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

As of December 31, 2014, the Company leases facilities in the United States totaling approximately 9,600 square feet. The Company's rental expense was $289 and $275 for the years ended December 31, 2014 and 2013, respectively. In addition to the base rent, the Company pays a percentage of the increase, if any, in operating costs incurred by its landlord in such year, over the operating expenses incurred by its landlord in the base year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Any investments in fixed income securities are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2014.

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

Future Results and Stock Price Risk. The Company's stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, competitor consolidation in the industry, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer software industry or the global economy generally, or market volatility unrelated to the Company's business and operating results. The impact and severity of the above factors could be exacerbated by the Company's small size, public float and a lack of market liquidity for its Common Stock.

Item 8. Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2014 and 2013, and for each of the years in the two-year period ended December 31, 2014, begin on page F1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On September 5, 2014, the Company dismissed PMB Helin Donovan, LLP ("PMBHD") as the Company's independent registered public accounting firm. The dismissal of PMBHD was approved by the Audit Committee of the Company's Board of Directors.
The reports of PMBHD on the consolidated financial statements of the Company for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports included an explanatory paragraph stating that the consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

During the fiscal years ended December 31, 2013 and December 31, 2012 and through September 4, 2014 (the "Relevant Period"), there have been no disagreements with PMBHD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMBHD, would have caused PMBHD to make reference thereto in their reports on the financial statements for such years. Also, during the Relevant Period, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K ("Reportable Events").

On September 8, 2014, the Company engaged Armanino LLP ("Armanino") as its independent registered public accounting firm to audit the Company's financial statements for the fiscal year ending December 31, 2014. The engagement of Armanino was ratified by the Company's stockholders at the Company's 2014 Annual Meeting of Stockholders in November 12, 2014.

During the Relevant Period, neither the Company nor (to the Company's knowledge) anyone acting on behalf of the Company consulted with Armanino regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the Company's financial statements, (iii) any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K, or (iv) any Reportable Event.

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

Management has assessed the effectiveness of  the Company's internal control over financial reporting based on the criteria established in "Internal Control, Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K.  During the year-end financial statement close the Company was able to adjust its financial records to properly present its financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting due to our ability to make the necessary reconciling adjustments to our financial statements.

Management's Remediation Initiatives

Management conducts a number of activities to address the material weaknesses noted above, including but not limited to the following:

•Key managers and accounting personnel work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee;
•Evaluate control procedures on an ongoing basis, and, where possible, modify those control procedures to improve oversight;
•Evaluate, and, where possible, employ additional third party resources that can provide oversight support within the Company's budget constraints; and
•As the Company grows its business and the cash flow necessary to hire additional accounting personnel, management expects to pursue and implement such additional hires.

Elements of our remediation plan can only be accomplished over time and we can offer no assurances that those initiatives will ultimately have the intended effects.  Ultimately, revenue growth and performance improvements are the most likely avenue to greater resources that will improve the Company's internal controls.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company's directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower, Chairman	74	Chairman and Chief Executive Officer
Andrea Goren	47	Director and Chief Financial Officer
William Keiper	64	President and Chief Operating Officer
Stanley Gilbert	75	Director
Jeffrey Holtmeier	57	Director
David E. Welch	68	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company's Chairman and Chief Executive Officer since August 2010.  Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. In addition, Mr. Sassower has served as Chief Executive Officer of Xplore Technologies Corp. (OTCQB: XLRT) since February 2006 and has been a director of Xplore Technologies Corp. and served as Chairman of its board of directors since December 2004. On May 13, 2008, Mr. Sassower was named Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On January 7, 2010, The Fairchild Corporation's plan of liquidation was declared effective and the company's board of directors was relieved of its duties. Mr. Sassower also served as Chairman of the Board of the Company from 1998 to 2002 and as Co-Chief Executive Officer of the Company from 1997 to 1998. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Sassower's qualifications to serve on the Board of Directors include more than 40 years of business and investment experience. Mr. Sassower has developed extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing changes.

Andrea Goren has served as a director since August 2010. Mr. Goren was appointed the Company's Chief Financial Officer in December 2010.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company's largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren has been a director of Xplore Technologies Corp. (OTCQB: XLRT) since December 2004 and serves on its Executive Committee, and a director of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren's qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 16 years of private equity investing and his extensive experience working with management teams and boards of directors.

William Keiper was appointed the Company's President and Chief Operating Officer in December 2010. Mr. Keiper is Managing Partner of FirstGlobal Partners LLC where he specializes in working with investors and Boards of Directors in resolving issues related to business continuity, performance and sustainable value creation. Mr. Keiper has over 30 years of business experience, more than 18 of which have been in the management of software, technology and IT product distribution and services organizations. He was President and Chief Executive Officer of Hypercom Corporation (NYSE: HYC) from 2005 to 2007 and served as a member of its Board of Directors from 2000 to 2007.

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

Stanley L. Gilbert has served as a director since October 2011. Mr. Gilbert has more than 45 years of experience as a lawyer with primary specialties in wills, trusts, estate planning and administration, as well as tax planning. Mr. Gilbert is Founder, and, has been President of Stanley L. Gilbert PC since 1982. Mr. Gilbert has also been a partner of a number of law firms, including Nager Korobow, Bell Kallnick Klee and Green, and Migdal Pollack Rosenkrantz and Sherman. Mr. Gilbert has served as a Director of Planned Giving at Columbia University Medical Center's Nathaniel Wharton Fund, which supports a broad variety of projects in basic research, clinical care and teaching since 2001. Mr. Gilbert was elected by a majority of CIC's Series C and Series B Preferred stockholders voting together as a separate class on an as converted to common stock basis, and serves on CIC's audit and compensation committees. Mr. Gilbert's qualifications to serve on the Board of Directors include his significant tax and accounting expertise acquired through his years of practicing law.

Jeffrey Holtmeier has served as a director since August 2011. Mr. Holtmeier has more than 25 years of successful entrepreneurship in the technology and communications fields. As CEO of GENext from 2001 to present, and through its subsidiary China US Business Development, LLC, Mr. Holtmeier has assisted many US companies in establishing relationships in China, where he also co-founded Koncept International, Inc., a Chinese-based VoIP and digital media technology company. Prior to his involvement in the Chinese market, Mr. Holtmeier founded, built over seventeen years and successfully sold InfiNET in 2001 to Teligent, a NASDAQ listed company. Mr. Holtmeier was a recipient of the prestigious Ernst & Young, NASDAQ/USA Today "Entrepreneur of the Year" award in 1999, and has served on the boards of numerous corporations and non-profit organizations. He serves on CIC's audit and compensation committees. Mr. Holtmeier's qualifications to serve on the Board of Directors include his experience as a successful entrepreneur and his experience in establishing business relationships in China.

David E. Welch has served as a director since March 2004. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm. Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite-based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002.  Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with AspenBio Pharma, Inc., from 2004 to present, PepperBall Technologies, Inc. from January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado. He serves on CIC's audit and compensation committees. Mr. Welch's qualifications to serve on the Board of Directors include his significant accounting and financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  The following Section 16 filings were not timely filed for the year ended December 31, 2014: the Form 4 for Andrea Goren dated February 7, 2014, May 15, 2014, August 14, 2014, November 14, 2014 and December 31, 2014, the Form 4 for Philip Sassower dated March 31, 2014, May 15, 2014, August 14, 2014, and November 14, 2014, the Form 4 for Stan Gilbert dated February 7, 2014, May 15, 2014, August 14, 2014 and November 14, 2014, the Form 4 for Jeffrey Holtmeier dated August 11, 2014 and the Form 4 for William Keiper dated March 6, 2014 and August 11, 2014.

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

Audit Committee Financial Expert

Mr. Welch serves as the Audit Committee's financial expert. Each member of the Audit Committee is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Item 11. Executive Compensation

Summary Compensation Table (in dollars)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower, Chairman and CEO	2014 2013	−(1) −(1)	− −	− −	$─ $273,000	− −	− −	− −	$− $273,000
William Keiper, President	2014 2013	−(2) −(2)	− −	− −	$─ $168,000	− −	− −	− −	$ − $168,000
Andrea Goren, CFO	2014 2013	-(3) -(3)	− −	− −	$─ $126,000	− −	− −	− −	$− $126,000

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and receives no compensation.

2.	Mr. Keiper was appointed President and Chief Operating Officer on December 7, 2010. Mr. Keiper receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. Sassower has 5,334,199 options that are vested and exercisable within sixty days of December 31, 2014.  Mr. Keiper has 10,667,199 options that are vested and exercisable within sixty days of December 31, 2014. Mr. Goren has 8,000,399 options that are vested and exercisable within sixty days of December 31, 2014. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 9 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Keiper is retained by the Company through an Advisory Services Agreement (the "FGP Agreement") with First Global Partners, LLC ("FGP'). Mr. Keiper is Managing Partner of FGP. The term of the FGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. FGP receives a cash sum payment of $20,000 ("Cash Fee") per month. In addition, FPG is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company's Board of Directors. No performance fee was paid to FGP in 2014. Under the FGP Agreement, FGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the FGP Agreement.  The Company has agreed to pay FGP for reasonable and documented out of pocket expenses incurred for Services rendered by FGP during the term of the FGP Agreement, as long as FGP obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the "SGP Agreement") with SG Phoenix LLC ("SGP"). Mr. Goren and Mr. Sassower are managing members of SGP. The term of the SGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP receives a cash sum payment of $15,000 ("Cash Fee") per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company's Board of Directors. No performance fee was paid to SGP in 2014. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement.  The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2014

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Chairman and CEO	1,000,000(1) 3,792,749(2)	─ (1) 2,707,251(2)	$0.0649 $0.0450	01/28/2018 01/03/2020
William Keiper, President and COO	8,000,000(3) 2,333,999(4)	─(3) 1,666,001(4)	$0.0250 $0.0450	08/11/2018 01/03/2020
Andrea Goren, Chief Financial Officer	1,000,000(5) 5,000,000(6) 1,750,499(7)	─ (5) ─ (6) 1,249,501(7)	$0.0649 $0.0250 $0.0450	01/28/2018 08/11/2018 01/03/2020

(1)	Mr. Sassower's 1,000,000 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
(2)	Mr. Sassower's 6,500,000 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
(3)	Mr. Keiper's 8,000,000 options were granted on August 11, 2011, vest pro rata monthly over two years, and expire on August 11, 2018
(4)	Mr. Keiper's 4,000,000 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
(5)	Mr. Goren's 1,000,000 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
(6)	Mr. Goren's 5,000,000 options were granted on August 11, 2011, vest pro rata quarterly over three years, and expire on August 11, 2018.
(7)	Mr. Goren's 3,000,000 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2014 and 2013.

Director Compensation

The following table provides information regarding the compensation of the Company's non-employee directors for the year ended December 31, 2014:

Name Current Directors	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Stanley Gilbert	$1,000	$─	$─	$─	$─	$─	$1,000
Jeffrey Holtmeier	$1,000	$─	$─	$─	$─	$─	$1,000
David Welch	$1,000	$─	$─	$─	$─	$─	$1,000

(1)	The amounts provided in this column represent the fees paid for attendance at the November 11, 2014 Board of Directors Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 25, 2015, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.  Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person's address is c/o Communication Intelligence Corporation, 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065-1413. The amounts are not stated in thousands.

	Common Stock		Series A-1 Preferred Stock			Series B Preferred Stock		Series C Preferred Stock	Series D Preferred Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)	Number of Shares (2)	Percent Of Class (2)	Number of Shares (3)	Percent Of Class (3)	Number of Shares (4)	Percent Of Class (4)	Number of Shares (5)	Percent of Class (5)
Philip S. Sassower (6)	421,709,246	70.9%	−	−	7,272,515	59.4%	2,199,138	44.2%	1,546,702	12.1%
Andrea Goren (7)	394,217,155	69.1%	−	−	7,303,581	59.6%	2,215,613	44.5%	1,069,431	8.4%
Stanley Gilbert (8)	49,287,168	18.0%	−	−	155,325	1.3%	441,781	8.9%	279,072	2.2%
Jeffrey Holtmeier (9)	2,006,690	1.0	−	−	−	−	−	−	27,397	*
David E. Welch (10)	1,510,424	*	−	−	−	−	−	−	−	−
William Keiper (11)	23,779,724	9.2%	−	−	−	−	278,498	5.6%	−	−

All directors and executive officers as a group (6 persons) (12)	491,065,539	74.7%	−	−	7,427,840	60.6%	2,868,711	57.7%	1,943,733	15.2%

5% Shareholders
Phoenix Venture Fund LLC (13)	324,443,379	64.9%	−	−	7,272,515	59.3%	2,148,432	43.2%	−	−
Michael W. Engmann (14)	190,237,233	45,8%	521,386	59.6%	586,489	4.8%	151,626	3.0%	2,243,962	17.6%
___________
*Less than 1%.

1.
Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, including shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), Series B Participating Convertible Preferred Stock (the "Series B Preferred"), Series C Participating Convertible Preferred Stock  (the "Series C Preferred") and Series D Preferred Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 25, 2015. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 25, 2015, or securities convertible into Common Stock within 60 days of March 25, 2015 are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or the other convertible securities listed above for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 234,307,542 shares of Common Stock, 875,238 shares of Series A-1 Preferred Stock, 12,251,579 shares of Series B Preferred Stock, 4,974,831 shares of Series C Preferred Stock, and 12,753,451 shares of Series D Preferred Stock outstanding as of March 25, 2015. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

2.
Each outstanding share of Series A-1 Preferred Stock is presently convertible into 7.1429 shares of Common Stock. The shares of Series A-1 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-1 Preferred Stock stated in these columns reflect ownership of shares of Series A-1 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock at this ratio. The percentage of beneficial ownership of Series A-1 Preferred Stock beneficially owned is based on 875,238 shares of Series A-1 Preferred Stock outstanding as of March 25, 2015.

3.
Each outstanding share of Series B Preferred Stock is presently convertible into 23.0947 shares of Common Stock. The shares of Series B Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series B Preferred Stock stated in these columns reflect ownership of shares of Series B Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock at this ratio. The percentage of beneficial ownership of Series B Preferred Stock beneficially owned is based on 12,251,579 shares of Series B Preferred Stock outstanding as of March 25, 2015.

4.
Each outstanding share of Series C Preferred Stock is presently convertible into 44.444 shares of Common Stock. The shares of Series C Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series C Preferred Stock stated in these columns reflect ownership of shares of Series C Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock at this ratio. The percentage of beneficial ownership of Series C Preferred Stock beneficially owned is based on 4,974,831 shares of Series C Preferred Stock outstanding as of March 25, 2015.

5.
Each share of Series D-1 Preferred Stock is presently convertible into 44.444 shares of Common Stock and each share of Series D-2 Preferred Stock is presently convertible into 20.000 shares of Common Stock. There are 7,032,886 shares of Series D-1 Preferred Stock, and 5,720,565 shares of Series D-2 Preferred Stock outstanding as of March 25, 2015. The shares of Series D Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series D Preferred Stock stated in these columns reflect ownership of shares of Series D Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series D Preferred Stock at the above ratios. The percentage of beneficial ownership of Series D Preferred Stock beneficially owned is based on 12,753,451 shares of Series D Preferred Stock outstanding as of March 25, 2014.

6.
Represents (a) 61,131,612 shares of Common Stock, (b) 6,126,749 shares issuable to Mr. Sassower upon the exercise of options exercisable within 60 days of March 25, 2015, (c) 167,956,552 shares of Common Stock issuable upon the conversion of 7,272,515 shares of Series B Preferred Stock, (d) 97,739,369 shares of Common Stock issuable upon the conversion of 2,199,138 shares of Series C Preferred Stock, (e) 60,548,028 shares of Common Stock issuable upon the conversion of 1,362,332 shares of Series D-1 Preferred Stock (f) 3,687,400 shares of Common Stock issuable upon the conversion of 184,370 shares of Series D-2 Preferred Stock and (g) 24,519,536 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix Venture Fund LLC (Phoenix), SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 13 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower's address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund LLC	Phoenix Enterprises Family Fund LLC	Phoenix Banner Holdings LLC	Total
Common Shares	2,555,556		2,792,494	55,783,562			61,131,612
Stock Options	6,126,749						6,126,749
Series B Preferred Stock As If Converted to Common Stock				167,956,552			167,956,552
Series C Preferred Stock As If Converted to Common Stock				95,485,771	2,253,598		97,739,369
Series D-1 Preferred Stock As If Converted to Common Stock	21,299,045					39,248,983	60,548,028
Series D-2 Preferred Stock As If Converted to Common Stock	1,772,080					1,915,320	3,687,400
Warrants	8,463,325	2,425,000				13,631,211	24,519,536
Total	40,216,755	2,425,000	2,792,494	319,225,885	2,253,598	54,795,514	421,709,246

7.
Represents (a) 58,595,056 shares of Common Stock, (b) 8,551,619 shares issuable upon the exercise of options exercisable within 60 days of March 25, 2015, (c) 168,674,012 shares of Common Stock issuable upon the conversion of 7,303,581 shares of Series B Preferred Stock, (d) 96,217,992 shares of Common Stock issuable upon the conversion of 2,215,613 shares of Series C Preferred Stock, (e) 42,920,713 shares of Common Stock issuable upon the conversion of 965,717 shares of Series D-1 Preferred Stock (f) 2,074,280 shares of Common Stock issuable upon the conversion of 103,714 shares of Series D-2 Preferred Stock and (g) 17,183,483 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 13 below for information concerning Phoenix's beneficial ownership. Mr. Goren is managing member of Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren's address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund LLC	Phoenix Banner Holdings LLC	Total
Common Shares	19,000			2,792,494	55,783,562		58,595,056
Stock Options	8,551,619						8,551,619
Series B Preferred Stock As If Converted to Common Stock		717,460			167,956,552		168,674,012
Series C Preferred Stock As If Converted to Common Stock		732,221			95,485,771		96,217,992
Series D-1 Preferred Stock As If Converted to Common Stock		3,671,730				39,248,983	42,920,713
Series D-2 Preferred Stock As If Converted to Common Stock		158,960				1,915,320	2,074,280
Warrants		1,127,272	2,425,000			13,631,211	17,183,483
Total	8,570,619	6,407,643	2,425,000	2,792,494	319,225,885	54,795,514	394,217,155

8.
Represents (a) 9,976,813 shares of Common Stock, (b) 1,458,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2015, (c) 3,587,184 shares of Common Stock issuable upon the conversion of 155,325 shares of Series B Preferred Stock, (d) 19,634,515 shares of Common Stock issuable upon the conversion of 441,781 shares of Series C Preferred Stock, (e) 6,063,511 shares of Common Stock issuable upon the conversion of 136,429 shares of Series D-1 Preferred Stock, (f) 2,852,860 shares of Common Stock issuable upon the conversion of 142,643 shares of Series D-2 Preferred Stock and (g) 5,713,535 shares of Common Stock issuable upon the exercise of warrants (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common Shares	6,018,176	28,485	1,783,035	2,147,117	9,976,813
Stock Options	1,458,750				1,458,750
Series B Preferred Stock As If Converted to Common Stock	3,587,184				3,587,184
Series C Preferred Stock As If Converted to Common Stock	19,634,515				19,634,515
Series D-1 Preferred Stock As If Converted to Common Stock	6,063,511				6,063,511
Series D-2 Preferred Stock As If Converted to Common Stock	2,852,860				2,852,860
Warrants	5,713,535				5,713,535
Total	45,328,531	28,485	1,783,035	2,147,117	49,287,168

9.
Represents 1,458,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2014, and 547,940 shares of Common Stock issuable upon the conversion of 27,397 shares of Series D Preferred Stock owned by Genext, LLC ("Genext").  As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by Genext.

10.	Represents 1,510,424 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2015.

11.
Represents 11,402,159 shares of Common Stock issuable upon the exercise of options owned by Mr. Keiper, exercisable within 60 days of March 25, 2015, and 12,377,565 shares issuable upon the conversion of 278,498 shares of Series C Preferred Stock owned by FirstGlobal. As manager of FirstGlobal, Mr. Keiper has the power to vote and dispose of the shares of Common Stock held by FirstGlobal and, accordingly, Mr. Keiper may be deemed to be the beneficial owner of the shares owned by FirstGlobal.

12.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 13 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes 30,508,451 shares issuable upon the exercise of options within 60 days of March 25, 2015.

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

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Total
Common Shares	55,783,562		2,792,494	58,576,056
Stock Options				-
Series B Preferred Stock As If Converted to Common Stock	167,956,552			167,956,552
Series C Preferred Stock As If Converted to Common Stock	95,485,771			95,485,771
Series D Preferred Stock As If Converted to Common Stock
Warrants		2,425,000		2,425,000
Total	319,225,885	2,425,000	2,792,494	324,443,379

14.
Represents (a) 8,964,953 shares of Common Stock beneficially owned by Mr. Engmann, (b) 3,724,208 shares of Common Stock issuable upon the conversion of 521,386 shares of Series A-1 Preferred Stock beneficially owned by Mr. Engmann, (c) 13,544,788 shares of Common Stock issuable upon the conversion of 586,489 shares of Series B Preferred Stock beneficially owned by Mr. Engmann, (d) 6,738,925 shares of Common Stock issuable upon the conversion of 151,626 shares of Series C Preferred Stock beneficially owned by Mr. Engmann, (e) 87,177,956 shares of Common Stock issuable upon the conversion of 1,961,504 shares of Series D-1 Preferred Stock, (f) 5,649,160 shares of Common Stock issuable upon the conversion of 282,458 shares of Series D-2 Preferred Stock beneficially owned by Mr. Engmann, and (f) an aggregate of 64,437,243 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 25, 2015 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann's address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common Shares	3,680,249	4,041,140	1,243,564	8,964,953
Stock Options
Series A-1 Preferred Stock As If Converted to Common Stock	2,000,891	1,723,317	-	3,724,208
Series B Preferred Stock As If Converted to Common Stock	2,615,475	10,929,313	-	13,544,788
Series C Preferred Stock As If Converted to Common Stock	141,065	6,597,860	-	6,738,925
Series D-1 Preferred Stock As If Converted to Common Stock	87,177,956	-	-	87,177,956
Series D-2 Preferred Stock As If Converted to Common Stock	5,649,160			5,649,160
Warrants	64,437,243	-	-	64,437,243
Total	165,702,039	23,291,630	1,243,564	190,237,233

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
1999 Stock Option Plan	25	$0.20	−

2011 Stock Compensation Plan	71,438	$0.05	78,500
Equity Compensation Plans Not Approved by Security Holders
2009 Stock Compensation Plan	425	0.11	6,502
Non Plan Stock Options	125	0.15	−
Total:	72,013	$0.04	85,002

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

Director Independence

The Board of Directors has determined that Messrs. Gilbert, Holtmeier, and Welch are "independent," as defined under the rules of the NASDAQ Stock Market relating to director independence, and  Messrs. Sassower and Goren are not independent under such rules. Messrs. Welch, Gilbert, and Holtmeier serve on the Compensation Committee of the Board of Directors. Each of the members of the Compensation Committee is independent under the rules of the NASDAQ Stock Market relating to director independence. Messrs. Welch, Gilbert and Holtmeier serve on the Audit Committee of the Board of Directors. Under the applicable rules of the NASDAQ Stock Market and the SEC relating to independence of Audit Committee members, the Board of Directors has determined that Messrs. Welch and Gilbert are independent and Mr. Holtmeier is not. Mr. Holtmeier's lack of independence stems solely from the fact that he was party to a consulting agreement under which he was paid $15,000 in the year ended December 31, 2012. The Board has determined that the amount paid to Mr. Holtmeier under this contract is not material, and thus the Board determined that Mr. Holtmeier is suitable to serve on the Audit Committee.

Related Party Transactions

Phoenix is the beneficial owner of approximately 64.9% of the Common Stock of the Company when calculated in accordance with Rule 13d-3, and Michael W. Engmann, together with two affiliated entities, is the beneficial owner of approximately 33.1% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

In the February 2014 private placement of units consisting each of two shares of Series D-1 Preferred Stock and one share of Series D-2 Preferred Stock, the Company received $9 and $50 from Andax LLC and Mr. Gilbert, respectively, and issued 9 and 50 shares of Series D Preferred Stock to the related parties, respectively. In addition, Andax LLC and Mr. Gilbert received 82 and 455 warrants to purchase shares of the Company's Common Stock at an exercise price of $0.0275 at closing, and pursuant to the terms of the financing an additional 245 and 1,363 warrants, respectively. The Company paid a $35 administrative fee in cash to SG Phoenix.

In connection with the December 2013, February 2014, and March 2014 private placement, the Company issued to SG Phoenix 3,000 warrants to purchase 3,000 shares of Common Stock at an exercise price of $0.0275 per share.

In the August 2014 private placement, the Company received $400 from Michael Engmann, and issued 400 shares of Series D-1 Preferred. The Company paid $50 in administrative fees in cash to SG Phoenix as an administrative fee associated with the August 2014 private placement.

The following table summarizes the contingent warrants received by related parties during 2014, per the terms of the December 2013, February 2014, and March 2014 private placements.

Date of Issue	Expiration Date	Exercise Price	Andax LLC	Michael Engmann	Philip Sassower	Phoenix Banner Holdings	Stanley Leon Gilbert
5/15/2014	12/31/2016	$0.0275	182	5,526	2,050	2,366	455
8/14/2014	12/31/2016	$0.0275	182	5,526	2,050	2,366	455
11/14/2014	12/31/2016	$0.0275	181	5,526	2,049	2,366	454
Total			545	16,578	6,149	7,098	1,364

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum. This amount plus $2 in accrued interest was repaid from the May 2013 private placement of Series D Preferred Stock.

In the May 2013 private placement of Series D Preferred Stock, the Company received $100 and $11 from Mr. Sassower and Andax LLC, respectively, issuing 20 and 2.2 May 2013 Units consisting of 1 share of Series D-1 Preferred Stock and 4 shares of Series D-2 Preferred Stock, respectively. The shares of Series D Preferred Stock from this investment were exchanged by Mr. Sassower and Andax LLC for Units in the December 31, 2013 financing round.

From August 2013 through December 2013, the Company secured $1,025 in 10% demand notes from related parties. In November 2013, the Board of Directors approved the issuance of warrants in connection with the issuances of demand notes. The Company issued a total of 19,584 warrants to related parties along with the demand notes. At December 31, 2013, accrued interest associated with the above notes was approximately $27. Detail on these demand note and warrant issuances is as follows:

Date	Phoenix Banner Holdings LLC		Michael W. Engmann		Kendu Partners Company		Philip Sassower
	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants
8/2/2013	$250
9/3/2013					$250
9/27/2013			$250
11/6/2013		4,167		4,167		4,167
12/3/2013			$150	5,000
12/17/2013							$125	2,083

Total	$250	4,167	$400	9,167	$250	4,167	$125	2,083

In November 2013, the Company borrowed an additional $60 in demand notes from an employee of the Company. The notes plus accrued interest of $1 were repaid at December 31, 2013 from financing proceeds.

In the December 2013 private placement of Series D Preferred Stock, the related parties listed in the above table converted their demand notes and most of the accrued interest into Units of Series D Preferred Stock consisting of 1 share of Series D-1 Preferred Stock and 2 shares of Series D-2 Preferred Stock. As a result, the Company issued 260, 258, 407 and 125 shares of Series D Preferred Stock, as well as 2,366, 2,346, 3,708 and 1,140 warrants to purchase Company Common Stock, to Phoenix Banner Holdings LLC, Kendu Partners Company, Michael W. Engmann and Philip Sassower, respectively.

SG Phoenix LLC, a Phoenix affiliate, acted as administrative agent with respect to the aforementioned demand and preferred stock offerings.  Philip Sassower and Andrea Goren are the co-managers of SG Phoenix LLC, and are also the Company's Chief Executive Officer and Chief Financial Officer, respectively.  Mr. Sassower is Chairman of the Board of Directors, and Mr. Goren is also a member of the Company's Board of Directors and the Company's Corporate Secretary. The Company agreed to pay all legal fees and out-of-pocket expenses incurred by SG Phoenix LLC and its affiliates in connection with the aforementioned offerings. In addition and in connection to such offerings, SG Phoenix LLC was paid a cash administrative fee equal to $150 and issued three-year warrants to purchase 3,000 shares of the Common Stock at a $0.05 exercise price for the offerings in 2013, and an additional $75 in cash plus a similar warrant to purchase an additional 3,000 shares of Common Stock at a $0.0275 exercise price for the offerings in 2013.

During the year ended December 31, 2014, the Company exercised its option to make preferred dividend payments in kind. For the year ended December 31, 2014, the Company issued 82 shares of Series A-1 Preferred Stock, of which 55 were to related parties, 1,149 shares of Series B Preferred Stock, of which 776 were to related parties, 468 shares of Series C Preferred Stock, of which 249 were to related parties, 472 shares of Series D-1 Preferred Stock, of which 213 were to related parties, and 540 shares of Series D-2 Preferred Stock, of which 70 were to related parties.

Interest expense associated with the Company's indebtedness for the years ended December 31, 2014 and 2013, was $0 and $436, respectively, of which $0 and $436, respectively, was related party expense. Amortization of debt discount and deferred financing costs and the loss on extinguishment of debt for the year ended December 31, 2014 and 2013, was $0 and $111, respectively, of which $0 and $111, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. Armanino LLP has been the Company's auditors since August 2014. PMB Helin Donovan was the Company's auditors from May 2011 to August 2014. During fiscal years 2014 and 2013, the fees for audit and other services performed by PMB Helin Donovan and Armanino LLP for the Company were as follows:

Nature of Service	Armanino LLP	PMB Helin Donovan
	2014	2014	2013
Audit Fees	$14,433 (100%)	$83,445(92%)	$94,800 (91%)
Audit-Related Fees	$ −	$ −	$1,900 (2%)
Tax Fees	$ −	$ 7,300 (8%)	$7,500(7%)
All Other Fees	$ −	$ −	$ −
Total	$14,443 (100%)	$90,745 (100%)	$104,200 (100%)

Pre-Approval Policies.

 It is the policy of the Company not to enter into any agreement with its auditors to provide any non-audit services unless (a) the agreement is approved in advance by the Audit Committee or (b) (i) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount the Company pays to the auditors during the fiscal year in which such services are rendered, (ii) such services were not recognized by the Company as constituting non-audit services at the time of the engagement of the non-audit services and (iii) such services are promptly brought to the attention of the Audit Committee and prior to the completion of the audit are approved by the Audit Committee or by one or more members of the Audit Committee who are members of the board of directors to whom authority to grant such approvals has been delegated by the Audit Committee.  The Audit Committee will not approve any agreement in advance for non-audit services unless (x) the procedures and policies are detailed in advance as to such services, (y) the Audit Committee is informed of such services prior to commencement and (z) such policies and procedures do not constitute delegation of the Audit Committee's responsibilities to management under the Exchange Act.

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of PMB Helin Donovan or Armanino LLP and has concluded that PMB Helin Donovan and Armanino LLP are independent under applicable SEC and NASDAQ rules and regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements

(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 000‑19301).
3.2
Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8‑A (File No. 000‑19301).

Exhibit Number	Document
3.3
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company's 1998 Form 10-K filed on April 6, 1999.

3.4	By‑laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 000‑19301).
3.5
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form S/1 filed on December 28, 2007.

3.6
Certificate of Elimination of the Company's Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company's Registration Statement on Form S/1 filed on December 28, 2007.

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

3.17
Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

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

3.31
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement filed on Schedule 14A on October 17, 2014

†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8‑K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8‑K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8‑K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8‑K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K filed on June 20, 2007.

Exhibit Number	Document
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23
Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K filed on March 12, 2009.

4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.
††10.19
Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10‑K (File No. 0‑19301).

10.24
Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8‑K filed on November 3, 2004.

10.25
Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8‑K filed on November 3, 2004.

10.26
Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8‑K filed on August 12, 2006.

10.26
Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8‑K filed on August 12, 2006.

10.27
Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8‑K filed on August 12, 2006.

†††10.28
Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company's Form 10-K/A filed on September 15, 2005.

†††10.29	License agreement dated June 2, 2005 between the Company and SnapOn Credit LLC, incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K/A filed on September 15, 2005.
†10.30	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8‑K filed on September 21, 2005.
†10.31	Amendment to employment agreement with Francis V. Dane, incorporated herein by reference to the Company's Form 8‑K filed on September 21, 2005.
†10.32	Form of stock option agreement dated August 31, 2005 with Russell L. Davis, incorporated by reference to Exhibit 10.30 of the Company's Form 10-K/A filed on September 15, 2006.

Exhibit Number	Document
†10.33	Form of stock option agreement dated December 19, 2005 with Guido DiGregorio, incorporated by reference to Exhibit 10.30 of the Company's Form 10-K/A filed on September 15, 2006.
†10.34	Form of stock option agreement dated August 31, 2005 with Francis V. Dane, incorporated by reference to Exhibit 10.30 of the Company's Form 10-K/A filed on September 15, 2006.
†10.35	Form of stock option agreement dated August 31, 2005 with C. B. Sung, incorporated by reference to Exhibit 10.30 of the Company's Form 10-K/A filed on September 15, 2006.
10.36
Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8‑K filed on February 5, 2007.

10.37
Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8‑K filed on February 5, 2007.

10.38
Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company's Form 8‑K filed on March 15, 2007.

10.39
Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8‑K filed on June 15, 2007.

10.40
Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8‑K filed on June 15, 2007.

10.41
Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8‑K filed on August 27, 2007.

†10.42
Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on March 12, 2007.

10.43
Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.

10.44
Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.

10.44
Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.

10.45
Registration Rights Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2008.

10.46
Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.

10.47
Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.

10.48
Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.

10.53
Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
10.54
Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

10.55
Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

10.56
Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2010.

10.57
Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company's Current Report on Form 8-K filed on December 9, 2010.

10.58
Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company's Current Report on Form 8-K filed on January 6, 2011.

10.59
Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 4, 2011.

10.60
Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 4, 2011.

10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012..
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company's Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company's Form 10-Q filed August 15, 2014.
*10.69	Form of Subscription Agreement dated August 5, 2014
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.1	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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

Date:   March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2015.

Date	Signature	Title
March 31, 2015	/s/ Philip S. Sassower Philip S. Sassower	Chairman and Chief Executive Officer (Principal Executive Officer)
March 31, 2015	/s/ Andrea Goren Andrea Goren	Director, Chief Financial Officer (Principal Financial and Accounting Officer)
March 31, 2015	/s/ Stanly Gilbert Stanley Gilbert	Director
March 31, 2015	/s/ Jeffrey Holtmeier Jeffrey Holtmeier	Director
March 31, 2015	/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Communication Intelligence Corporation and Subsidiary:
We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation and Subsidiary (collectively the "Company") as of December 31, 2013, and the related consolidated statement of operations, comprehensive loss, stockholders' (deficit) equity, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, including the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PMB Helin Donovan, LLP

/s/ PMB Helin Donovan
Austin, TX March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Stockholders of Communication Intelligence Corporation and Subsidiary:
We have audited the accompanying consolidated balance sheet of Communication Intelligence Corporation and Subsidiary (collectively the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, including the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's significant recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Armanino LLP
San Ramon, CA
March 31, 2015

Communication Intelligence Corporation
Consolidated Balance Sheets
(In thousands, except par value amounts)
	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$775	$945
Accounts receivable, net of allowance of $22 and $22 at December 31, 2014 and 2013	122	410
Prepaid expenses and other current assets	80	57

Total current assets	977	1,412
Property and equipment, net	11	17
Patents, net	933	1,290
Other assets	29	29

Total assets	$1,950	$2,748

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	328	327
Accrued compensation	293	315
Other accrued liabilities	338	232
Deferred revenue	257	490

Total current liabilities	1,216	1,364
Deferred revenue long-term	700	74
Deferred rent	41	86
Derivative liability	18	25
Other long-term liabilities	28	−
Total liabilities	2,003	1,549
Commitments and contingencies (Note 10)	−	−
Equity (deficit):
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 875 and 1,031shares issued and outstanding at December 31, 2014 and 2013, respectively ($875 liquidation preference at December 31, 2014)	875	1,031
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 12,251 and 11,102 shares issued and outstanding at December 31, 2014 and 2013, respectively ($18,377 liquidation preference at December 31, 2014)	10,381	9,232
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 4,975 and 4,508 shares issued and outstanding at December 31, 2014 and 2013, respectively ($7,462 liquidation preference at December 31, 2014)	5,553	5,086
Series D-1 Preferred Stock, $.01 par value; 10,000 shares authorized; 5,800 and 3,415 shares issued and outstanding at December 31, 2014 and 2013, respectively ($5,800 liquidation preference at December 31, 2014)	5,139	3,345
Series D-2 Preferred Stock, $.01 par value; 10,000 shares authorized; 5,720 and 4,783 shares issued and outstanding at December 31, 2014 and 2013, respectively ($5,779 liquidation preference at December 31, 2014)	4,671	4,002
Common stock, $.01 par value; 2,000,000 shares authorized; 234,306 and 232,558 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,407	2,390
Treasury shares, 6,500 at December 31, 2014 and December 31, 2013 respectively	(325)	(325)
Additional paid‑in‑capital	94,995	96,172
Accumulated deficit	(123,199)	(119,184)
Accumulated other comprehensive loss	(14)	(14)
Total CIC stockholder' equity	483	1,735
Non-controlling interest	(536)	(536)
Total equity (deficit)	(53)	1,199
Total liabilities and equity (deficit)	$1,950	$2,748

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013
Revenue:
Product	$766	$728
Maintenance	749	690
	1,515	1,418
Operating costs and expenses:
Cost of sales:
Product	199	64
Maintenance	191	280
Research and development	1,931	2,073
Sales and marketing	1,264	1,272
General and administrative	1,743	2,026

	5,328	5,715

Loss from operations	(3,813)	(4,297)

Other income (expense), net	50	(23)
Interest expense:
Related party	−	(436)
Other	(259)	−
Amortization of debt discount and deferred financing cost:
Related party	−	(44)

Loss on extinguishment of debt, related party	−	(67)

Gain on derivative liability	7	103
Net loss	(4,015)	(4,764)
Preferred stock:
Accretion of beneficial conversion feature:
Related party	(208)	(599)
Other	(444)	(648)
Preferred stock dividends:
Related party	(1,364)	(1,140)
Other	(1,348)	(948)
Income tax expense	−	−
Net loss before non-controlling interest	(7,379)	(8,099)
Net loss attributable to non-controlling interest	−	−
Net loss attributable to common stockholders	$(7,379)	$(8,099)
Basic and diluted loss per common share	$(0.03)	$(0.04)
Weighted average common shares outstanding, basic and diluted	232,878	226,225

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013

Net loss:	$(4,015)	$(4,764)
Other comprehensive income, net of tax
Foreign currency translation adjustment	−	15

Total comprehensive loss	$(4,015)	$(4,749)

See accompanying notes to these Consolidated Financial Statements

	Series A-1 Preferred Shares Outstanding	Series A-1 Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Series D-1 Preferred Shares Outstanding	Series D-1 Preferred Shares Amount	Series D-2 Preferred Shares Outstanding	Series D-2 Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Treasury Stock	Additional Paid‑In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2012	953	$953	10,058	$8,188	4,175	$4,753	1,124	$2,159	3,302	$3,073	224,523	$2,309	$(325)	$95,262	$(114,420)	$(536)	$(29)	$1,387
Stock-based employee compensation														819				819
Common shares issued in connection with the cashless exercise of warrants											2,283	23		(23)				−
Common shares issued in connection with the exercise of warrants for cash											1,300	13		16				29
Common shares issued in connection with the conversion of Series C preferred shares					(100)	(100)					4,452	45		55				−
Series D-1 preferred shares issued in a private placement upon the conversion of short-term debt plus accrued interest							786	786										786
Cost of warrants issued with Series D-1 preferred shares upon the conversion of short-term debt plus accrued interest								(391)						391				−
Beneficial conversion feature on Series D-1 preferred shares upon the conversion of short term debt plus accrued interest								(395)						395				−
Accretion of beneficial conversion feature on Series D-1 preferred shares upon the conversion of short term debt plus accrued interest								395						(395)				−
Series D-2 preferred shares upon the conversion of short-term debt plus accrued interest									393	393								393
Cost of warrants issued with Series D-2 preferred shares upon the conversion of short-term debt plus accrued interest										(196)				196				−
Beneficial conversion feature on Series D-1 preferred shares upon the conversion of short term debt plus accrued interest										(39)				39				−
Accretion of beneficial conversion feature on Series D-1 preferred shares upon the conversion of short term debt plus accrued interest										39				(39)				−
Series D-1 preferred shares issued in a private placement for cash, net of offering expenses of $26							837	810										810
Cost of warrants issued with Series D-1 preferred shares issued in a private placement for cash								(302)						302				−
Beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								(381)						381				−
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								381						(381)				−
Series D-2 preferred shares issued in a private placement for cash, net of offering expenses of $13									1,223	1,210								1,210
Cost of warrants issued with Series D-2 preferred shares issued in a private placement for cash										(151)				151				−
Beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								(30)						30				−
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								30						(30)				−
Exchange of Series D-2 Preferred Stock for shares of Series D-1 Preferred Stock issued in May 2013							537	537	(537)	(537)								−
Cost of warrants issued on exchange of Series D Preferred Stock								(385)		(192)				577				−
Beneficial conversion feature on exchange of Series D Preferred Stock								(152)						152				−
Accretion of beneficial conversion feature on exchange of Series D Preferred Stock								152		-				(152)				−
Preferred share dividends, paid in kind	78	78	1,044	1,044	433	433	131	131	402	402				(2,088)				−
Beneficial conversion feature on preferred shares dividends issued in kind						(191)		(59)						250				−
Accretion of beneficial conversion feature on preferred shares dividends issued in kind						191		59						(250)				−
Warrants issued with short term debt														403				403
Loan discount on demand notes														111				111
Net loss attributable to non-controlling interest																−		−
Comprehensive loss:
Net loss															(4,764)			(4,764)
Foreign currency translation adjustment																	15	15
Balance as of December 31, 2013	1,031	$1,031	11,102	$9,232	4,508	$5,086	3,415	$3,345	4,783	$4,002	232,558	$2,390	$(325)	$96,172	$(119,184)	$(536)	$(14)	$1,199

Stock-based employee compensation														298				298
Common shares issued in connection with the conversion of Series A-1 preferred shares	(238)	(238)									1,701	17		221				−
Common shares issued in connection with the conversion of Series C preferred shares					(1)	(1)					47	-		1				−
Series D-1 preferred shares issued in a private placement for cash, net of offering expenses of $85							1,913	1,828										1,828
Series D-2 preferred shares issued in a private placement for cash, net of offering expenses of $16									397	381								381
Beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								(253)						253				−
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								253						(253)				−
Beneficial conversion feature on Series D-2 preferred shares issued in a private placement for cash										(52)				52				−
Accretion of beneficial conversion feature on Series D-2 preferred shares issued in a private placement for cash										52				(52)				−
Cost of warrants issued with Series D-1 preferred shares issued in a private placement for cash								(506)						506				−
Cost of warrants issued with Series D-2 preferred shares issued in a private placement for cash										(253)				253				−
Cost of warrants issued in connection with a line of credit														258				258

Preferred share dividends, paid in kind	82	82	1,149	1,149	468	468	472	472	540	541				(2,712)				-
																		-
Beneficial conversion feature on preferred shares dividends issued in kind						(152)		(195)						347				−
Accretion of beneficial conversion feature on preferred shares dividends issued in kind						152		195						(347)				−
Change in derivative value of expired warrants														(2)				(2)
Net loss attributable to non-controlling interest																−		-
Comprehensive loss
Net loss															(4,015)			(4,015)
Foreign currency translation adjustment																	−	-
Balance as of December 31, 2014	875	$875	12,251	$10,381	4,975	$5,553	5,800	$5,139	5,720	$4,671	234,306	$2,407	$(325)	$94,995	$(123,199)	$(536)	$(14)	$(53)

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,015)	$(4,764)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	367	381
Amortization of debt discount and deferred financing costs	−	44
Loss on extinguishment of debt	−	67
Stock-based employee compensation	298	819
Warrants issued in connection with line of credit	258
Warrants issued with demand notes	−	436
Gain on derivative liability	(7)	(103)
Gain on sale of trademark	(50)	−

Changes in operating assets and liabilities:
Accounts receivable, net	288	291
Prepaid expenses and other current assets	(23)	16
Accounts payable	1	252
Accrued compensation	(22)	26
Other accrued liabilities	87	54
Deferred revenue	393	(254)
Net cash used for operating activities	(2,425)	(2,735)

Cash flows from investing activities: Acquisition of property and equipment	(4)	(5)
Net cash used for investing activities	(4)	(5)

Cash flows from financing activities:
Net proceeds from issuance of short-term debt	−	1,460
Net proceeds from issuance of Series D-1 preferred shares	1,828	810
Net proceeds from issuance of Series D-2 preferred shares	381	1,210
Proceeds from exercise of warrants for cash	−	29
Proceeds from sale of trademark	50	−
Principal payments on short term notes payable	−	(310)
Net cash provided by financing activities	2,259	3,199

Net increase (decrease) in cash and cash equivalents	(170)	459
Cash and cash equivalents at beginning of period	945	486
Cash and cash equivalents at end of period	$775	$945

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Consolidated Statements of Cash Flows
(In thousands)

Supplemental disclosure of cash flow information:
	December 31,
	2014		2013
Supplementary disclosure of cash flow information
Interest paid		$1		$1
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions

Cashless exercise of warrants	$	−		$23
Dividends on preferred shares		$2,712		$2,088
Conversion of Series A-1 Preferred shares into Common Stock		$238	$	−
Conversion of Series C Preferred Stock into CommonStock		$1		$100
Debt discount recorded in connection with short-term debt	$	−		$111
Conversion of short term notes plus accrued interest into Series D-1 preferred shares	$	−		$786
Conversion of short term notes plus accrued interest into Series D-2 preferred shares	$	−		$393
Accretion of beneficial conversion feature on Preferred Share dividends
Series C Preferred Stock		$152		$191
Series D-1 Preferred Stock		$195		$59
Accretion of beneficial conversion feature on Preferred Shares issued
Series D-1 Preferred Stock		$253		$958
Series D-2 Preferred Stock		$52		$39
Warrants issued in connection with:
Series D financing subscription agreements		$759		$453
Debt conversion	$	−		$587
Exchange of May Series D financing	$	−		$575

See accompanying notes to these Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

The Company:

Communication Intelligence Corporation (the "Company" or "CIC") is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. CIC's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company's products and services result in legally binding transactions that are compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of enterprise software solutions within the financial services and insurance industries and has delivered significant expense reduction by enabling complete document and workflow automation and the resulting reduction in mailing, scanning, filing and other costs related to the use of paper.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core DTM technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well as signature verification, cryptography and the logging of audit trails to show signers' intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company's products include SignatureOne®Ceremony™Server, Sign-it® and the iSign® family of products and services.

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2014, the Company's accumulated deficit was $123,199. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2014, the Company's cash balance was $775. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Reclassification:

Certain amounts in the consolidated financial statements for 2013 have been reclassified to conform to the 2014 presentation. These reclassifications have no effect on net income, earnings per share, or cash flows as previously reported.

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

Fair value measures:

Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. Our policy on fair value measures requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The policy prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2014 and December 31, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2014 and December 31, 2013, the carrying values of accounts receivable and accounts payable approximated their fair values.

Treasury Stock:

Shares of common stock returned to, or repurchased by, the Company are recorded at cost and are included as a separate component of stockholders' equity (deficit).

Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (common stock, additional paid-in capital, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to additional paid-in capital. Any deficiency is charged to accumulated deficit (unless additional paid-in capital from previous treasury share transactions exists, in which case the deficiency is charged to that account, with any excess charged to accumulated deficit).

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2014	2013
Cash in bank	$775	$945
Money market funds	–	–

Cash and cash equivalents	$775	$945

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

The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in actual defaults from the Company's historical experience, the Company's estimates of recoverability of amounts due could be affected and the Company will adjust the allowance accordingly.

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions. The costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  There were $0 and $44 in cost amortized to interest expense for the years ended December 31, 2014 and 2013, respectively.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $10 and $16 for the years ended December 31, 2014 and 2013, respectively.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Patents:

Patents are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $357 and $365 for the years ended December 31, 2014 and 2013, respectively. The estimated remaining weighted average useful lives of the patents are 3 years.

Future patent amortization is as follows:

Year Ended December 31,
2015	$342
2016	323
2017	268
Total	$933

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets, including intangible assets such as patents, at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded during the two years ended December 31, 2014 and 2013, respectively.

Share-based payment:

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of share-based awards to employees and directors is calculated using the Black Scholes Merton valuation model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and it is assumed no dividends will be declared.  The estimated fair value of share-based compensation awards to employees is amortized over the vesting period of the options.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2014 and 2013 was $46 and $15, respectively.

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

The number of shares of common stock subject to outstanding options, preferred shares on an as converted basis and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2014	December 31, 2013
Common Stock subject to outstanding options	72,012	69,537
Series A-1 Preferred Stock	6,252	7,368
Series B Preferred Stock	282,750	256,241
Series C Preferred Stock	221,104	200,354
Series D-1 Preferred Stock	257,773	151,766
Series D-2 Preferred Stock	114,400	95,682
Warrants outstanding	213,521	77,155

Foreign currency translation:

The Company considers the functional currency of the Joint Venture, CICC, to be the local currency of China, which is the Renminbi ("RMB") and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each period except for those expenses related to consolidated balance sheet amounts which are translated at historical exchange rates.

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2014 and 2013 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2006, and state tax examinations for years before 2005. Management does not believe there will be any material changes in the Company's unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Recently issued accounting pronouncement:

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2014	2013	2014	2013
Customer #1	44%	47%	−	15%
Customer #2	−	15%	−	10%
Customer #3	19%	19%	12%	16%
Customer #4	−	−	−	10%
Customer #5	−	−	−	12%
Customer #6	−	−	12%	−
Customer #7	−	−	11%	−
Customer #8	10%	−	−	−
Total concentration	73%	81%	35%	63%

The following table summarizes sales concentrations:

	December 31,2014	December 31, 2013
Sales within the United States	99%	98%
Sales outside of the United States	1%	2%
Total	100%	100%

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

3.	Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2014	2013
Machinery and equipment	$1,235	$1,231
Office furniture and fixtures	435	435
Leasehold improvements	90	90
Purchased software	323	323

	2,083	2,079
Less accumulated depreciation and amortization	(2,072)	(2,062)

	$11	$17

4.	Patents:

Patents, net consists of the following at December 31:

	Expiration	Estimated Original Life	2014	2013
Patent (Various)	Various	5	$9	$9
Patent (Various)	Various	7	476	476
5544255	2013	13	93	93
5647017	2014	14	187	187
5818955	2015	15	373	373
6064751	2017	17	1,213	1,213
6091835	2017	17	4,394	4,394

			6,745	6,745
Less accumulated amortization			(5,812)	(5,455)

			$933	$1,290

The nature of the underlying technology of each material patent is as follows:

•Patent numbers 5544255, 5647017, 5818955 and 6064751 involve (a) the electronic capture of a handwritten signature utilizing an electronic tablet device on a standard computer system within an electronic document, (b) the verification of the identity of the person providing the electronic signature through comparison of stored signature measurements, and (c) a system to determine whether an electronic document has been modified after signature.

•Patent number 6091835 involves all of the foregoing and the recording of the electronic execution of a document regardless of whether execution occurs through a handwritten signature, voice pattern, fingerprint or other identifiable means.

•Patent numbers 5933514, 6212295, 6381344, and 6487310 involve methods and processes related to handwriting recognition developed by the Company over the years.  Legal fees associated with these patents were immaterial and expensed as the fees were incurred.

The Company does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing the patented technology, and believes that the current markets for its products based on the patented technology will remain constant or will grow over the remaining useful lives assigned to the patents because of legal, regulatory and business environments encouraging the use of electronic signatures.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

5.	Chinese Joint Venture (Non-Controlling Interest):

The Company currently owns 90% of a joint venture (the "Joint Venture") with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. The Joint Venture's business license expires October 18, 2043. There were no significant operations in 2014 or 2013.

The Joint Venture had no revenue for the years ended December 31, 2014 and 2013, respectively. It had no long-lived assets as of December 31, 2014 and 2013.

6.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services. The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2014	2013
Accrued professional services	$8	$8
Rents	44	35
Management fees	280	180
Other	6	9
Total	$338	$232

7.	Debt:

Short-term notes payable:

In April 2013, the Company borrowed $250 in the form of a demand note from Phoenix Banner Holdings LLC, with an interest rate of 10% per annum. The demand note plus $2 of accrued interest was paid in May 2013.

From August 2013 through December 2013, the Company secured $1,150 in 10% demand notes from related parties and others that was used for working capital and general corporate purposes. In November, the Board of Directors approved the issuance of warrants in addition to the interest on these demand notes. The Company issued 21,667 warrants, 14,583 of which were issued for the notes secured prior to November 6, 2013, and a total of 7,084 warrants were issued for demand notes secured on November 26, and December 13, 2013. The Company ascribed a value of $406, recorded as interest expense, to the warrants issued prior to November 6, 2013, and ascribed a value of $111, recorded as a debt discount to the warrants issued with notes secured after November 6, 2013. The Company recorded $44 in debt discount amortization expense and $67 in loss on extinguishment upon conversion of the notes in 2013. The warrants have a three year life from the date of grant and an exercise price of $0.03. Detail on these demand notes and warrants is as follows:

	Phoenix Banner Holdings LLC		Michael W. Engmann		Kendu Partners Company		JAG Multi Investments		Philip Sassower
Date	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants	Note Amount	Warrants
8/2/2013	$250
9/3/2013					$250
9/27/2013			$250
11/1/2013							$125	2,083
11/6/2013		4,167		4,167		4,167
12/13/2013			$150	5,000
12/17/2013									$125	2,083

Total	$250	4,167	$400	9,167	$250	4,167	$125	2,083	$125	2,083

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Debt:

The warrants were valued using the Black Sholes Merton pricing model with the following assumptions:

Date	Expected Term	Volatility	Risk free interest rate	Dividend yield
11/6/2013	Three years	202.9%	0.58%	$0.00
11/26/2013	Three years	200.8%	0.55%	$0.00
12/3/2013	Three years	198.8%	0.68%	$0.00
12/17/2013	Three years	198.0%	0.68%	$0.00

On December 31, 2013, the Company's note holders converted the notes discussed above into 786 shares of Series D-1 Preferred Stock and 393 shares of Series D-2 preferred Stock.

In November 2013, in addition to the above, the Company borrowed, in the form of demand notes, $60 from an employee of the Company. The notes plus accrued interest of $1 were repaid at December 31, 2013, from the proceeds of the financing.

Line of Credit:

On May 6, 2014, the Company entered into a Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender").  Under the terms of the Credit Agreement, for a period of 18 months, the Company was permitted to borrow up to $2,000 in unsecured indebtedness from the Lender.  Each draw would have been subject to a 15% original issue discount, so that borrowing the full $2,000 would have resulted in an aggregate of $2,352 in debt with fifty percent (50%) warrant coverage and also could have been converted at the Lender's option into shares of the Company's Common Stock at an initial conversion price of $0.0275 per share.

In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender 10,909 warrants to purchase 10,909 shares of Common Stock. In addition, the Company issued to a third party 655 warrants for assisting in the closing of the Credit Agreement. The warrants had a three-year life and an exercise price of $0.0275 per share. The Company ascribed a value of $258 using the Black Scholes Merton Pricing Model. The warrants valuation was charged to interest expense during the three month period ended June 30, 2014 as the Company concluded it did not have the intent nor the need to draw funds under the line during the term of the agreement.

On February 23, 2015, the Company and the Lender mutually agreed to terminate the Credit Agreement. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the above mentioned warrants were likewise terminated.

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

The Company issued certain warrants in connection with financing transactions from 2010 through 2012 that require liability classification because of certain provisions that may result in an adjustment to the number of shares issued upon settlement and an adjustment to their exercise price. The Company classifies these warrants on its balance sheet as a derivative liability which is fair valued at each reporting period subsequent to the initial issuance. The Company used a simulated probability valuation model to value these warrants. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment. Any change in the estimates (specifically, probabilities) used may cause the value to be higher or lower than that reported.  The assumptions used in the model required significant judgment by management and include the following: volatility, expected term, risk-free interest rate, dividends, warrant holders' expected rate of return, reset provisions based on expected future

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

8.	Derivative liabilities:

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

The Company issued the following warrants related to the bridge financings in April and November 2012. Included in the April 2012 warrants were warrants issued as finder's fees. The November warrants issued included warrants issued to related parties as administrative fees and warrants issued as finder's fees. The warrants have a three year life from the date of issue with a zero dividend yield and were valued using a simulated probability valuation model. Additional information with respect to these warrants is presented in the table below.

Issue Date	Reason for issuance	Number of warrants issued	Exercise price	Risk free interest rate	Expected volatility	Derivative liability value on date of issue
4/23/2012	Bridge financing warrants	5,000	$0.050	1.78%	205.3%	$50
4/23/2012	Finder's fee warrants	349	$0.050	1.78%	205.3%	$ ˗
11/15/2012	Administrative fee warrants	3,000	$0.050	1.58%	202.2%	$8
11/15/2012	Finder's fee warrants	294	$0.050	1.58%	202.2%	$-

The fair value of the outstanding derivative liabilities at December 31, 2014, and December 31, 2013, was $18 and $25, respectively.

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2014, are as follows:

Derivative Liability
Balance at January 1, 2013	$25
Gain on derivative liability	(7)
Balance at December 31, 2014	$18

Assets and liabilities measured at fair value as of December 31, 2014 are as follows:

	Value at December 31, 2014	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Derivative liability	$18	$−	$−	$18

9.	Stockholders' equity:

Common stock options:

At December 31, 2014, the Company has three stock-based employee compensation plans, the 1999 Option Plan, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The 1999 Option Plan expired in April 2009 (options outstanding under that plan are not affected by its expiration). The Company may also grant options to employees, directors and consultants outside of the active 2009 and 2011 plans under individual plans.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Stockholders' equity:

Information with respect to the Stock Compensation Plans at December 31, 2014 is as follows:
	1999 Option Plan	2009 Stock Compensation Plan	2011 Stock Compensation Plan	Individual Plans
Shares authorized for issuance	4,000	7,000	150,000	−
Option vesting period	Quarterly over 3 years	Quarterly over 3 years	Immediate/Quarterly over 3 years	Quarterly over 3 years
Date adopted by shareholders	June 2009	−	November 2011	−
Option term	7 Years	7 Years	7 Years	7 Years
Options outstanding	25	425	71,437	125
Options exercisable	25	425	56,483	125
Weighted average exercise price	$0.200	$0.105	$0.046	$0.15

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black Scholes Merton valuation model.

Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Risk free interest rate	0.04% - 3.73%	0.40% - 4.92%
Expected life (years)	3.26 – 7.00	2.82 – 7.00
Expected volatility	91.99% - 198.38%	91.99% - 198.38%
Expected dividends	None	None
Estimated average forfeiture rate	10%	10%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2014 and 2013. During 2014, the Company granted 4,500 options at a weighted average grant date fair value of $0.02 per share. There were no stock options exercised during the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Research and development	$77	$262
Sales and marketing	72	100
General and administrative	134	410
Director options	15	47
Stock-based compensation expense included in operating expenses	$298	$819

As of December 31, 2014, there was $236 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Stockholders' equity:

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company's loss position, there were no such tax benefits during the year ended December 31, 2014.

The summary activity for the Company's 2009 and 2011 Stock Compensation Plans, the 1999 Option Plan and Individual Plans is as follows:
	December 31, 2014			December 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	69,537	$0.05			44,529	$0.05
Granted	4,500	$0.02	$27		26,553	$0.04	─
Forfeited/ Cancelled	(2,025)	$0.11			(1,545)	$0.11

Outstanding at period end	72,012	$0.04	─	4.18	69,537	$0.05	─	5.02

Options vested and exercisable at period end	57,058	$0.05	$7	3.86	43,379	$0.05	─	4.61

Weighted average grant-date fair value of options granted during the period	$0.04				$0.04

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.50	72,012	4.18	$0.04	57,058	$0.05

A summary of the status of the Company's non-vested shares as of December 31, 2014 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	26,158	$0.04
Granted	4,500	$0.04
Forfeited	(598)	$0.03
Vested	(15,106)	$0.04
Non-vested at December 31, 2014	14,954	$0.05

An employee or consultant desiring to exercise or convert his or her stock options must provide a signed notice of exercise to the Chief Financial Officer. Once the exercise is approved an issue order is sent to the Company's transfer agent and by certificate or through other means of conveyance, the shares are delivered to the employee or consultant, generally within three business days.

The Company expects to make additional option grants in future years. The options issued to employees and directors will be subject to the same provisions outlined above, which may have a material impact on the Company's financial statements.

As of December 31, 2014, 72,012 shares of common stock were reserved for issuance upon exercise of outstanding options.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Stockholders' equity:

Treasury Stock:

The Company received 6,500 shares of its Common Stock having a fair value under the cost method of $325 in January 2012, in settlement of a 16b suit brought by a shareholder against Phoenix Venture Fund, LLC ("Phoenix"). At December 31, 2014, the total value of treasury stock was $325. The Company has no plans to repurchase shares of Common Stock in the future.

Preferred Shares:

The Company has five series of Preferred Stock: Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D-1 Preferred Stock and Series D-2 Preferred Stock. Generally, the Company's Preferred Stock votes together on an as converted basis with the holders of Common Stock. In addition, the Company's Preferred Stock enjoys certain protective provisions, a liquidation preference and anti-dilution protection that are similar to one another.

The Company has amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of its Series D-1 and Series D-2 Preferred Stock. The Company solicited its stockholders and its stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Series D-1 Preferred Stock from 6,000 to 10,000, and of Series D-2

Preferred Stock from 9,000 to 10,000 (the "Charter Amendment"). The Charter Amendment allows the Company to have additional shares of stock available for possible future capital raising activities as approved by the Board of Directors.

The Company has amended and restated the Certificates of Designation for the Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock to, among other things, subordinate the Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, in terms of dividend rights, liquidation preferences and other rights, to the Series D Preferred Stock.  Holders of at least a majority of the shares of the Company's Series A-1 Preferred Stock, Series B Preferred Stock and Series C Preferred Stock have approved the amendment and restatement of the Certificate of Designation applicable to such holders.

Information with respect to the classes of Preferred Stock at December 31, 2014 is as follows:
Class of Preferred Stock	Issue Date	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	May 2008	8%	Quarterly in Arrears	$1.00	$0.1400	875	6,252
Series B	August 2010	10%	Quarterly in Arrears	$1.50	$0.0433	12,251	282,750
Series C	December/March 2011	10%	Quarterly in Arrears	$1.50	$0.0225	4,975	221,104
Series D-1	November 2012/May and December 2013	10%	Quarterly in Arrears	$1.00	$0.0225	5,800	257,773
Series D-2	November 2012/May and December 2013	10%	Quarterly in Arrears	$1.00	$0.0500	5,720	114,400
Total							882,279

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Stockholders' equity:

Information with respect to dividends issued on the Company's Preferred stock for the years ended December 31, 2014 and 2013 is as follows:

	December 31,		December 31,
	2014	2013	2014	2013
	Dividends		Beneficial Conversion Feature Related to dividends
Series A-1	$82	$78	$─	$─
Series B	1,149	1,044	─	─
Series C	468	433	152	191
Series D-1	472	131	195	59
Series D-2	541	402	─	─
Total	$2,712	$2,088	$347	$250

Series A-1 Preferred Stock

The shares of Series A-1 Preferred Stock are convertible any time and are subordinate to the Series B, Series C and Series D Preferred Stock.

In November 2014, a total of 238 shares of Series A-1 Preferred Stock was converted and the Company issued 1,701 shares of Common Stock.

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

In August 2014, a total of 1 share of Series C Preferred Stock was converted and the Company issued 47 shares of Common Stock.

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
F23

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Stockholders' equity:

In May 2013, the Company completed a private placement of 230 units of Series D Preferred Stock consisting of one (1) share of Series D-1 Preferred Stock and four (4) shares of Series D-2 Preferred Stock. The private placement provided $1,150 in proceeds to the Company.

On December 31, 2013, the Company converted approximately $1,179 of short-term debt plus accrued interest into 786 shares of Series D-1 Preferred Stock and 393 shares of Series D-2 Preferred Stock. The investors received one hundred percent (100%) warrant coverage. These warrants were immediately exercisable and expire three (3) years from the date of issuance. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On December 31, 2013, the Company sold for $870 in cash, net of a $40 administrative fee paid to SG Phoenix, 607 Shares of Series D-1 preferred Stock and 303 shares of Series D-2 Preferred Stock. The investors received hundred percent (100%) warrant coverage. These warrants are immediately exercisable and expire three (3) years from the date of issuance. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

The Company recorded a beneficial conversion feature related to the shares of Series D Preferred Stock issued in the 2013 closings of $411 based on the accounting conversion price of the shares of Series D Preferred Stock issued.

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

On February 7, 2014, the Company sold for $733 in cash, net of a $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party, 520 shares of Series D-1 preferred Stock and 260 shares of Series D-2 Preferred Stock. The investors received one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

On March 6, 2014, the Company sold for $406 in cash, net of a $4 in administrative fee paid in cash to an unrelated third party, 273 Shares of Series D-1 Preferred Stock and 137 shares of Series D-2 Preferred Stock. The investors received one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $0.0275 per share and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

On August 5, 2014, the Company sold for $1,070 in cash, net of $50 in administrative fees paid in cash to SG Phoenix, 1,120 Shares of Series D-1 Preferred Stock.

SG Phoenix received warrants to purchase 3,000 shares of Common stock, and two unrelated parties received warrants to purchase an aggregate of 1,309 shares of Common Stock in payment of administrative and finder's fees associated with the financings, in addition to the cash payments discussed above. These warrants are immediately exercisable and expire three (3) years from the date of issuance. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Stockholders' equity:

Preferred Stock Voting and Other Rights

Generally, the Company's Preferred Stock votes together on an as converted basis with the holders of Common Stock. In addition, the Company's Preferred Stock enjoys certain protective provisions, a liquidation preference and anti-dilution protection that are similar to one another.

Warrants:

Summary of Warrant exercises in 2014 and 2013:

	December 31,2014				December 31, 2013
	Warrants	Common Shares Issued	Cash received		Warrants	Common Shares Issued	Cash received
	−	−	$	−	1,300	1,300		$29
	−	−	$	−	11,111	2,283	$	−
Total	−	−	$	−	12,411	3,583		$29

Summary of warrants issued in 2014 and 2013:

	December 31, 2014			December 31, 2013
	Related Party	Other	Total	Related Party	Other	Total
Warrants issued in connection with Notes	˗	˗	˗	19,584	2,083	21,667
Warrants issued with purchase of Series D Preferred	6,159	15,259	21,418	9,561	9,428	18,989
Warrants issued in the December Series D Preferred exchange				2,827	7,627	10,454
Warrants issued with line of credit	-	11,564	11,564	-	-	-
Contingent Warrants issued	34,062	86,723	120,785	-	-	-
Total	40,221	113,546	153,767	31,972	19,138	51,110

A summary of the outstanding warrants is as follows:

	December 31, 2014			December 31, 2013
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	77,155		$0.0289	151,722	$0.0269
Issued	153,767		$0.0275	51,110	$0.0283
Exercised	˗	$	˗	(12,411)	$0.0225
Expired	(17,401)		$0.0225	(113,266)	$0.0230
Outstanding at end of period	213,521		$0.0284	77,155	$0.0289
Exercisable at end of period	213,521		$0.0284	77,155	$0.0289

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

9.	Stockholders' equity:

A summary of the status of the warrants outstanding as of December 31, 2014 is as follows:

Number of Warrants Outstanding and Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price per share

8,643	1.95	$0.0275
204,878	0.52	$0.0500
213,521	1.89	$0.0284

Contingent warrants:

Investors that received warrants in connection with the December 31, 2013 Series D Preferred Stock offering, received 120,785 additional warrants during 2014 due to the Company not achieving certain revenue targets during the first three quarters of 2014. The Company ascribed a value at December 31, 2013 of $1,618 to the contingent warrants using a Black Sholes Merton pricing model. The cost of the contingent warrants was recognized at December 31, 2013 due to the assessment by the Company of the likelihood of achieving the revenue targets in 2014.

At December 31, 2014, 213,521 shares of common stock were reserved for issuance upon exercise of outstanding warrants.

10.	Commitments and Contingencies:

Lease commitments:

The Company currently leases its principal facilities in Redwood Shores, California, pursuant to a sublease that expires in 2016. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $289 and $275 in 2014 and 2013, respectively.

Contractual obligations	Total	2015	2016	Thereafter
Operating lease commitments	$543	$293	$250	-

11.	Income taxes:

As of December 31, 2014, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $61,735. The net operating loss carry-forwards will begin to expire in 2017 if unused. The Company also has state net operating loss carry-forwards available to reduce taxable income of approximately $36,411. The net state operating loss carry-forwards will begin to expire in 2025 if unused.

Deferred tax assets and liabilities at December 31 consist of the following:

	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$23,114	$27,266
Credit carry-forwards	-	137
Accruals and reserves	141
Deferred revenue	382	224
Intangibles	273	1,046
Other, net	-	373

Fixed Assets	894	-
Gross tax assets	24,804	29,046

Valuation allowance	(24,804)	(29,046)

Net deferred tax assets	$-	$-

Communication Intelligence Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

11. Income Taxes:

The Company's provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2014 and December 31, 2013:

	2014	2013
Income tax benefit at the federal statutory rate	$(1,364)	$(2,668)
State income tax benefit	(233)	(458)
Credits	-	-
Prior year true up to return	5,758	1,416
Permanent items and other	81	1,391
Change in valuation allowance	(4,242)	319
Income tax expense	$–	$–

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

12.	Subsequent events:

Termination of credit agreement

On February 23, 2015, the Company and the Lender mutually agreed to terminate the Credit Agreement. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the warrants were likewise terminated.

Series D Financing

On March 24, 2015, the Company entered into subscription agreements (the "Subscription Agreements") with certain investors (each, an "Investor," and, collectively, the "Investors"). Under the terms of the Subscription Agreements, the Investors purchased an aggregate of 1,233 Units (each a "Unit," and, collectively, the "Units") at a purchase price of $1.00 per Unit for an aggregate purchase price of approximately $1,233.  Each Unit consists of one (1) share of the Company's Series D-1 Preferred Stock and one (1) warrant to purchase 22.22 shares of the Company's Common Stock.  The shares of Series D-1 Preferred Stock are convertible into shares of Common Stock at an initial conversion price of $0.0225 per share (subject to adjustment). The warrants issued to the Investors entitle the Investors to purchase up to an aggregate of approximately 27,400 shares of Common Stock.  These warrants are exercisable for a period of three years from the date of issue and have an exercise price of $0.0225 per share.