Form 10-Q
period 2015-03-31
COMMUNICATION INTELLIGENCE CORP
filed 2015-05-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:March 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:000-19301

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

Number of shares outstanding of the issuer's Common Stock, as of May 15, 2015: 234,307,542.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements.
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands, except par value amounts)

	March 31,	December 31,
	2015	2014
Assets	Unaudited
Current assets:
Cash and cash equivalents	$1,289	$775
Accounts receivable, net of allowance of $40 at March 31, 2015 and $22 at December 31, 2014	254	122
Prepaid expenses and other current assets	104	80
Total current assets	1,647	977
Property and equipment, net	13	11
Patents, net	846	933
Other assets	29	29
Total assets	$2,535	$1,950

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$432	$328
Accrued compensation	282	293
Other accrued liabilities	377	338
Deferred revenue	433	257
Total current liabilities	1,524	1,216
Deferred revenue long-term	595	700
Deferred rent	30	41
Derivative liability	2	18
Other long-term liabilities	28	28
Total liabilities	2,179	2,003
Commitments and contingencies
Equity (Deficit):
Series A-1 Preferred Stock, $.01 par value; 2,000 shares authorized; 892 and 875 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively ($892 liquidation preference at March 31, 2015)	892	875
Series B Preferred Stock, $.01 par value; 14,000 shares authorized; 12,554 and 12,251 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively ($18,830 liquidation preference at March 31, 2015)	10,683	10,381
Series C Preferred Stock, $.01 par value; 9,000 shares authorized; 5,097 and 4,975 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively ($7,646 liquidation preference at March 31, 2015)	5,675	5,553
Series D-1 Preferred Stock, $.01 par value; 10,000 shares authorized; 7,178 and 5,800 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively ($7,178 liquidation preference at March 31, 2015)	6,119	5,139
Series D-2 Preferred Stock, $.01 par value; 10,000 shares authorized; 5,921 and 5,720 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively ($5,921 liquidation preference at March 31, 2015)	4,813	4,671
Common Stock, $.01 par value; 2,000,000 shares authorized; 234,308 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,407	2,407
Treasury shares, 6,500 shares at March 31, 2015 and December 31, 2014	(325)	(325)
Additional paid in capital	94,844	94,995
Accumulated deficit	(124,202)	(123,199)
Accumulated other comprehensive loss	(14)	(14)
Total CIC stockholders' equity	892	483
Non-Controlling interest	(536)	(536)
Total equity (deficit)	356	(53)
Total liabilities and equity (deficit)	$2,535	$1,950

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Revenue:
Product	$230	$128
Maintenance	216	173
Total revenue	446	301

Operating costs and expenses:

Cost of sales:
Product	111	4
Maintenance	12	54
Research and development	522	540
Sales and marketing	298	308
General and administrative	521	463
Total operating costs and expenses	1,464	1,369

Loss from operations	(1,018)	(1,068)

Other income (expense), net	(1)	2
Gain on derivative liability	16	5
Net loss	(1,003)	(1,061)

Accretion of beneficial conversion feature, Preferred Stock:
Related party	(458)	(73)
Other	(69)	(301)

Preferred stock dividends:
Related party	(354)	(328)
Other	(376)	(293)
Income tax	−	−
Net loss before non-controlling interest	(2,260)	(2,056)
Net loss attributable to non-controlling interest	−	−
Net loss attributable to common stockholders	$(2,260)	$(2,056)
Basic and diluted net loss per common share	$(0.01)	(0.01)
Weighted average common shares outstanding, basic and diluted	234,308	232,560

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Comprehensive Loss
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(1,003)	$(1,061)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	−	−
Total comprehensive loss	$(1,003)	$(1,061)

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,003)	$(1,061)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	89	92
Stock-based compensation	213	92
Gain on derivative liability	(16)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(132)	132
Prepaid expenses and other assets	(24)	(1)
Accounts payable	104	(142)
Accrued compensation	(11)	(4)
Other accrued and long-term liabilities	28	(3)
Deferred revenue	71	(33)
Net cash used for operating activities	(681)	(933)

Cash flows from investing activities: Acquisition of property and equipment	(5)	(4)
Net cash used for investing activities	(5)	(4)

Cash flows from financing activities:
Proceeds from issuance of Series D preferred Stock, net of issuance costs of $33 and $51, respectively	1,200	1,139
Net cash provided by financing activities	1,200	1,139

Effect of exchange rate changes on cash and cash equivalents	−	−

Net increase in cash and cash equivalents	514	202
Cash and cash equivalents at beginning of period	775	945
Cash and cash equivalents at end of period	$1,289	$1,147

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2015	2014
Supplementary disclosure of cash flow information
Interest paid	$1	$	−
Income taxes paid	−		−

Non-cash financing and investing transactions:
Dividends on Preferred Stock	$730		$621
Accretion of beneficial conversion feature on issuance of convertible Preferred Stock	$498		$306
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends	$29		$68

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Nature of business and summary of significant accounting policies

Nature of Business

Communication Intelligence Corporation and its subsidiary (the "Company" or "CIC") is a leading provider of digital transaction management (DTM) software enabling fully digital (paperless) business processes. The Company's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company's platform can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models. To date, the Company primarily has delivered its solutions to channel partners and end-user customers in the financial services industry. The Company's products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, and Sign-it® programs.

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company's results of operations and cash flows for the periods presented. The Company's interim results are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2015 the Company's accumulated deficit was $124,202. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2015, the Company's cash balance was $1,289. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

2.Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue for the three months ended March 31,
	2015	2014	2015	2014
Customer #1	35%	−	27%	−
Customer #2	28%	32%	15%	12%
Customer #3	−	−	−	12%
Customer #4	−	26%	−	−
Customer #5	−	18%	−	22%
Total concentration	63%	76%	42%	46%

3.	Patents

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company's patents as of December 31, 2014. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances changed during the three months ended March 31, 2015 that would impact this conclusion.

Amortization of patent costs was $87 for the three months ended March 31, 2015 and $89 for the three months ended March 31, 2014, respectively.

Intangible Assets

The following table summarizes intangible assets:

	March 31, 2015		December 31, 2014
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulative Amortization

Amortizable intangible assets:
Patents	$6,745	$(5,899)	$6,745	$(5,812)

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

4.	Net loss per share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

The following table lists shares and warrants that were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the three Months Ended
	March 31, 2015	March 31, 2014

Stock options	107,645	72,037
Warrants	230,012	94,240
Preferred shares as if converted
Series A-1 Preferred Stock	6,375	7,513
Series B Preferred Stock	289,722	17,065
Series C Preferred Stock	226,555	205,294
Series D-1 Preferred Stock	319,033	191,189
Series D-2 Preferred Stock	118,428	106,069

5.	Equity

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black Scholes Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2015 and 2014 was approximately 7.57% and 9.76%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black Scholes Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk free interest rate	0.04% – 3.73%	0.04% – 4.92%
Expected term (years)	3.26 – 7.00	3.33 – 6.21
Expected volatility	91.99% – 198.38%	91.99% – 198.38%
Expected dividends	None	None

The Company granted 35,633 stock options during the three months ended March 31, 2015 at a weighted average exercise price of $0.0225 per share. No stock options were exercised during the three month period ended March 31, 2015.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

5.	Equity (continued)

The Company granted 2,500 stock options during the three months ended March 31, 2014 at a weighted average exercise price of $0.027 per share. No stock options were exercised during the month period ended March 31, 2014.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three months ended March 31:

	2015	2014
Research and development	$65	$27
Sales and marketing	52	12
General and administrative	80	48
Director	16	5
Total stock-based compensation	$213	$92

A summary of option activity under the Company's plans as of March 31, 2015 and 2014 is as follows:

	2015						2014
Options	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	72,012		$0.04				69,537		$0.05
Granted	35,633		$0.02				2,500		$0.03			$7
Exercised	−	$	−				−		$-
Forfeited or expired	−	$	−				−	$	−
Outstanding at March 31	107,645		$0.04	4.87			72,037		$0.05	4.85		$7
Vested and expected to vest at March 31	104,018		$0.04	4.82	$	−	65,007		$0.05	4.41		$7
Exercisable at March 31	59,733		$0.05	3.67			48,445		$0.05	5.05	$	−

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.02 – $0.50	107,645	4.87	$0.04	59,733	$0.05

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

5.	Equity (continued)

A summary of the status of the Company's non-vested shares as of March 31, 2015 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	14,954		$0.04
Granted	35,633		$0.02
Exercised	−	$	−
Forfeited	−	$	−
Vested	(2,675)		$0.04
Non-vested at March 31, 2015	47,912		$0.03

As of March 31, 2015, there was $592 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 2.95 years.

Preferred Stock

Information with respect to the classes of Preferred Stock as of March 31, 2015 is as follows:

Class of Preferred Stock	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	8%	Quarterly in Arrears	$1.00	$0.1400	892	6,375
Series B	10%	Quarterly in Arrears	$1.50	$0.0433	12,554	289,722
Series C	10%	Quarterly in Arrears	$1.50	$0.0225	5,097	226,555
Series D-1	10%	Quarterly in Arrears	$1.00	$0.0225	7,178	319,033
Series D-2	10%	Quarterly in Arrears	$1.00	$0.0500	5,921	118,428

Information with respect to dividends issued on the Company's Preferred stock for the period ended March 31 is as follows:

	March 31,		March 31,
	2015	2014	2015	2014
	Dividends		Beneficial Conversion Feature Related to dividends
Series A-1	$17	$20	$─	$─
Series B	302	274	─	─
Series C	123	111	13	37
Series D-1	145	93	16	31
Series D-2	143	123	─	─
Total	$730	$621	$29	$68

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
5.	Equity (continued)

Series D Preferred Stock

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

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 Shares of Series D-1 preferred Stock. The investors received 27,400 warrants, immediately exercisable into Common Stock of the Company at $0.0225 per share. The warrants expire March 23, 2018. The Company ascribed a value of $366 to the warrants using the Black Scholes Merton pricing model. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

Warrants

On February 23, 2015, the Company and Venture Champion Asia Limited, an affiliate of IGC Global Limited, mutually agreed to terminate the $2,000 Credit Agreement signed in May 2014. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the 10,909 warrants were likewise terminated.

A summary of the warrant activity is as follows:

	March 31, 2015			March 31, 2014
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	213,521		$0.0289	77,155	$0.0289
Issued	27,400		$0.0225	21,418	$0.0225
Expired/Canceled	(10,909)	$	−	(4,333)	$0.0225
Outstanding at end of period	230,012		$0.0277	94,240	$0.0289
Exercisable at end of period	230,012		$0.0277	94,240	$0.0289

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

5.	Equity (continued)

A summary of the status of the warrants outstanding and exercisable as of March 31, 2015 is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

27,400	3.00	$0.0225
193,968	1.77	$0.0275
8,644	0.28	$0.0500
230,012	1.87	$0.0277

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)
Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, including the following:

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

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2014.

Overview

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. CIC's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. CIC's platform can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2014, net losses attributable to common stockholders aggregated approximately $15,478, and, at March 31, 2015, the Company's accumulated deficit was approximately $124,202.

For the three months ended March 31, 2015, total revenue was $446, an increase of $145, or 48%, compared to total revenue of $301 in the prior year period. The increase in revenue is primarily attributable to an increase in the Company's product sales for the quarter.

For the three months ended March 31, 2015, the loss from operations was $1,018, a decrease of $50, or 5%, compared with a loss from operations of $1,068 in the prior year period. The decrease in the loss from operations is primarily attributable to the increase of $145, or 48%, in revenue, partially offset by an increase of $95, or 7%, in operating expenses including cost of sales, compared to the prior year period.  The beneficial conversion feature on the Company's Preferred Stock with an accounting conversion price less than the closing market price on the issuance date (Series C and Series D-1 Preferred Stock issuances and shares issued as dividends in kind), for the three months ended March 31, 2015, was $527, an increase of $153, or 41%, compared to a beneficial conversion feature of $374 in the prior year period. The increase is due primarily to the closing of a Series D Preferred Stock financing round in March 2015.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)
Critical Accounting Policies and Estimates

Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2014 Form 10-K.

Effect of Recent Accounting Pronouncement

In the first quarter of 2015, the adoption of accounting standards had no material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2015, product revenue was $230, an increase of $102, or 80%, compared to product revenue of $128 in the prior year period. The increase in product revenue is primarily due to the timing of the Company's sales opportunities for the quarter. For the three months ended March 31, 2015, maintenance revenue was $216, an increase of $43, or 25%, compared to maintenance revenue of $173 in the prior year period. The increase in maintenance revenue is primarily due to new maintenance contracts on product revenue recognized in the fourth quarter of 2014.

Cost of Sales

For the three months ended March 31, 2015, cost of sales was $123, an increase of $65, or 112%, compared to cost of sales of $58 in the prior year period. The increase in cost of sales is primarily attributable to an increase in direct engineering costs associated with non-recurring engineering product activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2015, research and development expense was $522, a decrease of $18, or 3%, compared to research and development expense of $540 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The decrease is primarily due to an increase in costs allocated to cost of sales of $80, or 138%, compared to the prior year. Other engineering expenses, including payroll and related expense travel, services and subscriptions and allocated facilities expense, increased $61, or 10%, compared to the prior year period, due to an increase in the use of outside engineering services.

Sales and Marketing Expenses

For the three months ended March 31, 2015, sales and marketing expense was $298, a decrease of $10, or 3%, compared to $308 in the prior year period. The decrease in sales and marketing expenses was due to a decrease of $48, or 67%, in general overhead expenses including facilities allocation, partially offset by an increase in salaries and related costs, commissions on increased sales and professional services of $38, or 16%, compared to the prior year period.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

General and Administrative Expenses

For the three months ended March 31, 2015, general and administrative expense was $521, an increase of $58, or 13%, compared to general and administrative expense of $463 in the prior year period. The increase was primarily due to an increase of $34, or 42%, in stock compensation expense related to options grants to employees and administrative consultants, and to increases in other general corporate expenses of $25, or 7%, primarily related to stock option compensation expense to outside directors and allocated facilities expenses, compared to the prior year period.

Other income and expense

Other expense for the three months ended March 31, 2015 was $1, a decrease of $3, or 150%, compared to other income of $2 in the prior year period. The decrease was due to payments received in the prior year period for interest billed on past due accounts receivable during the prior year period.

For the three months ended March 31, 2015, the gain on derivative liability was $16, an increase of $11, or 220%, compared to the gain on derivative liability of $5 in the prior year period. The increase in the gain on derivative liability is primarily due to the decrease in the number of outstanding derivatives and shorter remaining lives of the derivatives at March 31, 2015 compared to the prior year period.

For the three months ended March 31, 2015, accretion of the beneficial conversion feature on the Company's Preferred Stock, with an accounting conversion price less than the closing market price on the issuance date (Series C and Series D-1 Preferred Stock), that was issued in the Series D Preferred Stock financing in March 2015 (see Liquidity and Capital Resources), as well as dividends issued in kind was $527, an increase of $153, or 41%, compared to $374 in the prior year period. The increase is due to the financing mentioned above. The accretion of the beneficial conversion feature on the Company's Series C and Series D-1 Preferred Stock that were issued as dividends in kind and in the Series D financing that were associated with related parties at March 31, 2015, was $458 and the non-related party expense was $69, compared to $73 and $301, in the prior year period.

Liquidity and Capital Resources

At March 31, 2015, cash and cash equivalents totaled $1,289, compared to cash and cash equivalents of $775 at December 31, 2014. The increase in cash was primarily due to cash provided by financing activities of $1,200, partially offset by cash used in operating activities of $681 and cash used in investing activities of $5. At March 31, 2015, total current assets were $1,647, compared to total current assets of $977 at December 31, 2014. At March 31, 2015, the Company's principal sources of funds included its cash and cash equivalents aggregating $1,289.

At March 31, 2015, accounts receivable net, was $254, an increase of $132, or 108%, compared to accounts receivable net of $122 at December 31, 2014. The increase is due primarily to the increase in product sales during the latter half of the first quarter ended March 31, 2015.

At March 31, 2015, prepaid expenses and other current assets were $104, an increase of $24, or 30%, compared to prepaid expenses and other current assets of $80 at December 31, 2014. The increase is due primarily to the prepayment of the office rent for April 2015.

At March 31, 2015, accounts payable were $432, an increase of $104, or 32%, compared to accounts payable of $328 at December 31, 2014. The increase is due primarily to professional service and engineering fees incurred in the first quarter of 2015. At March 31, 2015, accrued compensation was $282, a decrease of $11, or 4%, compared to accrued compensation of $293 at December 31, 2014. The decrease is due primarily to the payment of accrued commission on a large maintenance renewal contract that occurred in December 2014.

At March 31, 2015, total current liabilities were $1,524, an increase of $308, or 25%, compared to total current liabilities of $1,216 at December 31, 2014. At March 31, 2015, current deferred revenue was $433, an increase of $176, or 68%, compared to current deferred revenue of $257 at December 31, 2014. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)
 by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

For the three months ended March 31, 2015, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock. For the three months ended March 31, 2015, the Company issued an aggregate of 17 shares of Series A-1 Preferred Stock, 302 shares of Series B Preferred Stock, 123 shares of Series C Preferred Stock, 145 shares of Series D-1 Preferred Stock and 143 shares of Series D-2 Preferred Stock in payment of dividends.

On February 23, 2015, the Company and Venture Champion Asia Limited, an affiliate of IGC Global Limited, mutually agreed to terminate the $2,000 Credit Agreement signed in May 2014. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the 10,909 warrants were likewise terminated.

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 Shares of Series D-1 preferred Stock. The investors received 27,400 warrants, immediately exercisable into Common Stock of the Company at $0.0225 per share. The warrants expire March 23, 2018. The Company ascribed a value of $366 to the warrants using the Black Scholes Merton pricing model. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

The Company is using the funds received from the above financing for working capital and general corporate purposes.

The Company incurred $1 of interest expense and no amortization of debt discount or deferred financing costs for the three months ended March 31, 2015 and 2014.

The Company had the following material commitments as of March 31, 2015:

Contractual obligations	Total	2015	2016	Thereafter
Operating lease commitments (1)	$470	$220	$250	$-

1.	The Company extended the lease on its offices in April 2010. The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2015.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2015 and 2014, foreign currency translation gains and losses were insignificant.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors

Not applicable.

Item 2.Unregistered Sale of Securities and Use of Proceeds.

None.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures

Not applicable

Item 5.Other Information.

None.

Item 6.Exhibits.

(a)Exhibits.

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

3.31
Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company's Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.

*3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015.
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

10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company's Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company's Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company's Form 10-K filed March 31, 2015.
*10.70	Form of Subscription Agreement dated March 24, 2015.
*31.1	Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

May 15, 2015	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)