Form 10-Q
period 2015-06-30
COMMUNICATION INTELLIGENCE CORP
filed 2015-08-14
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                      June 30, 2015

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

Number of shares outstanding of the issuer's Common Stock, as of August 14, 2015: 234,307,542

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)
	June 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$409	$775
Accounts receivable, net of allowance of $74 at June 30, 2015 and $22 at December 31, 2014	156	122
Prepaid expenses and other current assets	43	80
Total current assets	608	977
Property and equipment, net	16	11
Patents, net	760	933
Other assets	29	29
Total assets	$1,413	$1,950

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$323	$328
Accrued compensation	268	293
Other accrued liabilities	405	338
Deferred revenue	240	257
Total current liabilities	1,236	1,216
Deferred revenue long-term	653	700
Deferred rent	17	41
Derivative liability	-	18
Other long-term liabilities	21	28
Total liabilities	1,927	2,003
Commitments and contingencies
Equity (deficit):
Series A-1 Preferred Stock	$910	$875
Series B Preferred Stock	10,996	10,381
Series C Preferred Stock	5,802	5,553
Series D-1 Preferred Stock	6,298	5,139
Series D-2 Preferred Stock	4,962	4,671
Common stock	2,407	2,407
Treasury stock	(325)	(325)
Additional paid in capital	94,217	94,995
Accumulated deficit	(125,231)	(123,199)
Accumulated other comprehensive loss	(14)	(14)
Total CIC stockholders' equity	22	483
Non-controlling interest	(536)	(536)
Total deficit	(514)	(53)
Total liabilities and equity (deficit)	$1,413	$1,950

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Product	$153	$278	$384	$406
Maintenance	214	195	430	368
Total revenue	367	473	814	774

Operating costs and expenses:

Cost of sales:
Product	34	39	145	43
Maintenance	61	38	73	92
Research and development	498	532	1,021	1,072
Sales and marketing	242	331	540	639
General and administrative	561	454	1,082	914
Total operating costs and expenses	1,396	1,394	2,861	2,760

Loss from operations	(1,029)	(921)	(2,047)	(1,986)

Other income, net	−	−	−	2
Interest expense:
Other	(1)	(245)	(1)	(245)
(Loss) gain on derivative liability	1	(1)	17	3
Net loss	(1,029)	(1,167)	(2,031)	(2,226)

Accretion of beneficial conversion feature: Preferred stock:
Related party	−	(13)	(458)	(86)
Other	−	(12)	(69)	(313)

Preferred stock dividends:
Related party	(391)	(340)	(746)	(669)
Other	(394)	(319)	(770)	(612)
Net loss before controlling interest	(1,814)	(1,851)	(4,074)	(3,906)
Net loss attributable to non-controlling interest	−	−	−	−
Net loss attributable to common stockholders	$(1,814)	$(1,851)	$(4,074)	$(3,906)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	234,308	232,560	234,308	232,560

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,031)	$(2,226)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	178	185
Stock-based compensation	371	177
Gain on derivative liability	(17)	(3)
Warrants cost issued as interest expense	-	245
Changes in operating assets and liabilities:
Accounts receivable	(34)	182
Prepaid expenses and other assets	37	29
Accounts payable	(5)	(162)
Accrued compensation	(25)	(15)
Other accrued and long-term liabilities	34	3
Deferred revenue	(64)	(79)
Net cash used for operating activities	(1,556)	(1,664)

Cash flows from investing activities: Acquisition of property and equipment	(10)	(4)
Net cash used for investing activities	(10)	(4)

Cash flows from financing activities:
Proceeds from issuance of Series D preferred stock, net of issuance costs of $33 and $51, respectively	1,200	1,138
Net cash provided by financing activities	1,200	1,138

Net decrease in cash and cash equivalents	(366)	(530)
Cash and cash equivalents at beginning of period	775	945
Cash and cash equivalents at end of period	$409	$415

See accompanying notes to these Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015		2014
Supplementary disclosure of cash flow information
Interest paid		$1	$	−
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions:
Dividends on Preferred Stock		$1,516		$1,281
Accretion of beneficial conversion feature on issuance of convertible Preferred Stock		$498		$306
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends		$29		$93

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2015, the Company's accumulated deficit was $125,231. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2015, the Company's cash balance was $409. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

2.        Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2015	2014	2015	2014	2015	2014
Customer #1	19%	−	−	−	−	−
Customer #2	32%	25%	11%	−	13%	−
Customer #3	−	−	10%	−	19%	−
Customer #4	31%	44%	28%	32%	16%	19%
Customer #5	−	−	−	−	−	11%
Total concentration	82%	69%	49%	32%	48%	30%

3.	Patents

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company's patents as of December 31, 2014. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances changed during the three and six months ended June 30, 2015 that would impact this conclusion.

Amortization of patent costs was $86 and $173 for the three and six-month periods ended June 30, 2015 and $89 and $180 for the three and six-month periods ended June 30, 2014, respectively.

The following table summarizesthe patents:

	June 30, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets:
Patents	$6,745	$(5,985)	$760	$6,745	$(5,812)	$933

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

4.	Net loss per share

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

The following table lists shares and warrants that were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Six Months Ended
	June 30, 2015	June 30, 2014

Stock options	107,600	71,987
Warrants	224,662	105,230
Preferred shares as if converted
Series A-1 Preferred Stock	6,502	7,664
Series B Preferred Stock	296,945	269,105
Series C Preferred Stock	232,203	210,412
Series D-1 Preferred Stock	326,987	195,956
Series D-2 Preferred Stock	121,409	108,713

5.	Equity

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended June 30, 2015 and 2014, was approximately 7.54% and 9.85%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Risk free interest rate	0.04% - 3.73%	0.04% – 4.89%
Expected life (years)	3.26 – 6.88	3.26 – 7.00
Expected volatility	93.63% - 198.38%	91.99% –198.38%
Expected dividends	None	None

The Company granted 1,000 and 36,633 stock options during the three and six months ended June 30, 2015 at a weighted average exercise price of $0.0224 per share. There were no stock options exercised during the three and six months ended June 30, 2015.

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

5.            Equity (continued)

The Company granted 2,500 stock options during the three and six months ended June 30, 2014 at a weighted average exercise price of $0.0273 per share. There were no stock options exercised during the three and six months ended June 30, 2014.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$47	$21	$113	$48
Sales and marketing	$34	$24	$86	$37
General and administrative	$65	$37	$145	$83
Director options	$12	$4	$27	$9
Total stock-based compensation expense	$158	$86	$371	$177

A summary of option activity under the Company's plans as of June 30, 2015 and 2014 is as follows:

	2015					2014
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	72,012	$0.04		$	−	69,537		$0.05		$	−
Granted	36,633	$0.02		$	−	2,500		$0.03			$7
Exercised	−	−		$	−	−	$	−		$	−
Forfeited or expired	(1,045)	$0.03		$	−	(50)		$0.22		$	−
Outstanding at June 30	107,600	$0.04	4.59	$	−	71,987		$0.05	4.60		$7
Vested and expected to vest at June 30	104,525	$0.03	3.24	$	−	46,864		$0.05	4.24	$	−
Exercisable at June 30	65,365	$0.04	3.56	$	−	51,984		$0.05	4.24	$	−

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.0100 – $0.0200	3,000	6.48	$0.019	334	$0.020
$0.0210 - $0.0300	54,009	5.38	$0.023	20,850	$0.025
$0.0310 - $0.0600	31,556	4.29	$0.046	25,147	$0.046
$0.0610 - $0.2000	19,035	2.55	$0.066	19,034	$0.066
	107,600	4.59	$0.037	65,365	$0.048

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

5.	Equity (continued)

A summary of the status of the Company's non-vested shares as of June 30, 2015, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2015	14,954	$0.0374
Granted	36,633	$0.0196
Forfeited	(1,020)	$0.0207
Vested	(8,332)	$0.0297
Non-vested at June 30, 2015	42,235	$0.0233

As of June 30, 2015, there was a total of $443 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 3.2 years.

Preferred Stock

Information with respect to the class of Preferred Stock at June 30, 2015 is as follows:

Class of Preferred Stock	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Per Share Liquidation Preference	Per Share Conversion Price	YTD Dividend Shares in Kind	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	8%	Quarterly in Arrears	$1.00	$0.1400	35	910	6,502
Series B	10%	Quarterly in Arrears	$1.50	$0.0433	615	12,867	296,945
Series C	10%	Quarterly in Arrears	$1.50	$0.0225	250	5,225	232,203
Series D-1	10%	Quarterly in Arrears	$1.00	$0.0225	324	7,357	326,987
Series D-2	10%	Quarterly in Arrears	$1.00	$0.0500	292	6,070	121,409

Information with respect to in-kind dividends issued on the Company's Preferred stock for the three and six-month periods ended June 30, 2015 and June 30, 2014 is as follows:

	Dividends				Beneficial Conversion Feature Related to dividends
	Three Months Ended June 30,			Six Months Ended June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Series A-1	$17	$21	$35	$41	$ ─	$ ─	$ ─	$ −
Series B	313	284	615	558	─	─	─	−
Series C	127	115	250	226	─	13	13	50
Series D-1	179	107	324	201	─	12	16	43
Series D-2	149	132	292	255	─	─	─	─
Total	$785	$659	$1,516	$1,281	$ ─	$25	$29	$93

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

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 Shares of Series D-1 preferred stock. The investors received 27,400 warrants, immediately exercisable into common stock of the Company at $0.0225 per share. The warrants expire March 23, 2018. The Company ascribed a value of $366 to the warrants using the Black-Scholes-Merton pricing model. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

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

A summary of the warrant activity is as follows:

	June 30, 2015		June 30, 2014
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share

Outstanding at beginning of period	213,521	$0.0289	77,155	$0.0289
Issued	27,399	$0.0275	72,589	$0.0275
Expired	(16,258)	$0.0500	(4,333)	$0.0225
Outstanding at end of period	224,662	$0.0272	145,411	$0.0289
Exercisable at end of period	224,662	$0.0272	145,411	$0.0289

A summary of the status of the warrants outstanding and exercisable as of June 30, 2015, is as follows:

Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share

27,400	2.77	$0.0225
193,968	1.52	$0.0275
3,294	0.38	$0.0500
224,662	1.65	$0.0272

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, including the following:

·	Technological, engineering, manufacturing, quality control or other circumstances that could delay the sale or shipment of products;
·	Economic, business, market and competitive conditions in the software industry and technological innovations that could affect the Company's business;
·
The Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

·	General economic and business conditions and the availability of sufficient financing.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2014, net losses attributable to common stockholders aggregated approximately $15,478, and, at June 30, 2015, the Company's accumulated deficit was approximately $125,231.

For the three months ended June 30, 2015, total revenue was $367, a decrease of $106, or 22%, compared to total revenue of $473 in the prior year period. For the six months ended June 30, 2015, total revenue was $814, an increase of $40, or 5%, compared to total revenue of $774 in the prior year period. The decreases in revenue for the three months ended June 30, 2015 is due primarily to lower product license revenue. The increase in revenue for the six months ended June 30, 2015 is due primarily to an increase in maintenance revenue associated with new product license revenue over the prior year period.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

For the three months ended June 30, 2015, the loss from operations was $1,029, an increase of $108, or 12%, compared with a loss from operations of $921 in the prior year period. The increase in the loss for the three months ended June 30, 2015 was due primarily to the aforementioned lower revenue coupled with an increase in general and administrative expense of $107, or 24%, compared to the prior year period, related to the hiring of an Accounting Manager and higher stock-based compensation. For the six months ended June 30, 2015, the loss from operations was $2,047, an increase of $61, or 3%, compared with a loss from operations of $1,986 in the prior year period. The increase in the loss from operations for the six months ended June 30, 2015 is primarily attributable to the increase in general and administrative expense described above together with an increase in cost of sales of $83, or 61%, compared to the prior year period, partially offset by the aforementioned increase in revenue.

Other expense for the three months ended June 30, 2015, was $0, a decrease of $246, or 100%, compared to other expense of $246 in the prior year period. The decrease in other expense for the three-months ended June 30, 2015 was primarily due to a valuation of warrants issued to a third party in May 2014 related to a $2 million line of credit. For the six months ended June 30, 2015, other income was $16, a decrease of $256, or 107%, compared to other expense of $240 in the prior year. The decrease in other expense for the six-months ended June 30, 2015 was primarily due to the factors discussed above for the three-month period.

Critical Accounting Policies and Estimates

Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2014 Form 10-K.

Results of Operations

Revenue

For the three months ended June 30, 2015, product revenue was $153, a decrease of $125, or 45%, compared to product revenue of $278 in the prior year period.  The decrease in revenue is primarily attributable to lower product licensing in the quarter. For the three months ended June 30, 2015, maintenance revenue was $214, an increase of $19, or 10%, compared to maintenance revenue of $195 in the prior year period. This increase is primarily due to new maintenance contracts entered into during the last twelve months.

For the six months ended June 30, 2015, product revenue was $384, a decrease of $22, or 5%, compared to product revenue of $406 in the prior year period. The decrease in product revenue is primarily due to the same factor discussed for the three month period.  For the six months ended June 30, 2015, maintenance revenue was $430, an increase of $62, or 17%, compared to maintenance revenue of $368 in the prior year period.  The increase in maintenance revenue is primarily due to new maintenance contracts entered into during the last twelve months.

Cost of Sales

For the three months ended June 30, 2015, cost of sales was $95, an increase of $18, or 23%, compared to cost of sales of $77 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance and revenue generating contracts recognized during the three months ended June 30, 2015, compared to the prior year period.

For the six months ended June 30, 2015, cost of sales was $218, an increase of $83, or 61%, compared to cost of sales of $135 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance and revenue generating contracts recognized during the six months ended June 30, 2015, compared to the prior year period.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)
Operating expenses

Research and Development Expenses

For the three months ended June 30, 2015, research and development expense was $498, a decrease of $34, or 6%, compared to research and development expense of $532 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $34 decrease was a $48, or 14%, decrease in total salaries and benefits due to the reduction of one engineer in the third quarter of the prior year together with a $15, or 15%, decrease in professional service expenses associated with product development. These expense reductions were partially offset by increases in stock-based compensation and in allocated facilities expense due to the off site location of sales personnel compared to the prior year period. Total expenses, before allocations for the three months ended June 30, 2015, were $595, a decrease of $22, or 4%, compared to $617 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above.

For the six months ended June 30, 2015, research and development expense was $1,021, a decrease of $51, or 5%, compared to research and development expense of $1,072 in the prior year period.  Total expenses, before allocations to cost of sales, for the six months ended June 30, 2015, were $1,255, an increase of $35, or 3%, compared to $1,220 in the prior year period. The increase in research and development expense for the six months ended June 30, 2015, in comparison to the prior year period, resulted from an increase in general overhead expenses and certain third party services.

Sales and Marketing Expense

For the three months ended June 30, 2015, sales and marketing expense was $242, a decrease of $89, or 27%, compared to sales and marketing expense of $331 in the prior year period. For the six months ended June 30, 2015, sales and marketing expense was $540, a decrease of $99, or 15%, compared to sales and marketing expense of $639 in the prior year period. The decrease was primarily attributable to decreases in salaries and benefits resulting from the departure of our Vice President, Sales in the third quarter of 2014 together with a decrease in commission expense in comparison to the prior year period. The decrease in sales and marketing expense for the six months ended June 30, 2015 in comparison to the prior year period resulted from the same factors discussed above for the three-month period.

General and Administrative Expense

For the three months ended June 30, 2015, general and administrative expense was $561, an increase of $107, or 24%, compared to general and administrative expense of $454 in the prior year period. The increase was primarily due to increases in salaries and certain related costs, including a fee paid to a recruiter, of $46, or 85%, in stock-based compensation of $36, or 88%, and in certain other general administrative expenses compared to the prior year period. The increase in salaries and related expense was due to the hiring of an Accounting Manager and the certain other general administrative expenses referenced above primarily were comprised of professional services and a provision for doubtful accounts.

For the six months ended June 30, 2015, general and administrative expense was $1,082, an increase of $168, or 18%, compared to general and administrative expense of $914 in the prior year period. The increase was primarily due to the same factors discussed for the three-month period above.

Other Income and Expense

For the three months ended June 30, 2015, interest expense was $1, a decrease of $244, or 100%, compared to interest expense of $245 in the prior year period. For the six months ended June 30, 2015, interest expense was $1, a decrease of $244, or 100%, compared to interest expense of $245 in the prior year period. The decreases resulted from expensing the valuation of the warrants issued to third parties in May 2014 related to a $2 million line of credit.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)
        For the three months ended June 30, 2015, the gain on derivative liability was $1, an increase of $2, or 200%, compared to the loss on derivative liability of $1 in the prior year period. For the six months ended June 30, 2015, the gain on derivative liability was $17, an increase of $14, or 467%, compared to a gain on derivative liability of $3 in the prior year period. The increases in the gains on derivative liability were primarily due to the expiration of warrants and a minimal change in the closing price of the Company's Common Stock at June 30, 2015.

For the three months ended June 30, 2015, accretion of the beneficial conversion feature on the Company's Preferred Stock with a conversion price less than the closing market price of the Company's Common Stock on June 30, 2015 was $0, a decrease of $25, or 100%, compared to $25 in the prior year period. The decrease is primarily due to the closing price of the Company's common stock on June 30, 2015 being less than the conversion price of the preferred share dividends issued. There was no sale of preferred stock during the three months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, accretion of the beneficial conversion feature on the Company's Preferred Stock with a conversion price less than the closing market price of the Company's common stock on the issuance date for new issuances of Preferred Stock and on June 30, 2015 for Preferred Share dividends was $527, an increase of $128, or 32%, compared to $399 in the prior year period. The increase is primarily due to the increase in the accretion of the beneficial conversion feature for the Preferred Stock issued in March 2015 as compared to the accretion of the beneficial conversion feature for the Preferred Stock issued in February 2014 and March 2014 (see Liquidity and Capital Resources).

The Company recorded dividends in kind on shares of its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the three months ended June 30, 2015, dividends on shares of Preferred Stock were $785, an increase of $126, or 19% compared to $659 in the prior year period. The increase was primarily due to the sale of shares of Series D Preferred Stock in March 2015.

For the six months ended June 30, 2015, dividends in kind on shares of Preferred Stock were $1,516, an increase of $235, or 18%, compared to $1,281 in the prior year period. The increase was primarily due to the above mentioned sale of shares of Series D Preferred Stock.

Liquidity and Capital Resources

At June 30, 2015, cash and cash equivalents totaled $409, compared to cash and cash equivalents of $775 at December 31, 2014. The decrease in cash was primarily due to net cash used in operating activities of $1,557 and investing activities of $10. These uses of cash were partially offset by cash provided by financing activities of $1,200.  At June 30, 2015, total current assets were $608, compared to total current assets of $977 at December 31, 2014. At June 30, 2015, the Company's principal sources of funds included its aggregated cash and cash equivalents of $409.

At June 30, 2015, accounts receivable net, was $156, an increase of $34, or 28%, compared to accounts receivable net of $122 at December 31, 2014. The increase is due primarily to the timing of billings during the three months ended June 30, 2015.

At June 30, 2015, prepaid expenses and other current assets were $43, a decrease of $37, or 46%, compared to prepaid expenses and other current assets of $80 at December 31, 2014. The decrease is due primarily to expensing the prepaid annual insurance premiums.

At June 30, 2015, total current liabilities were $1,236, an increase of $20, or 2%, compared to total current liabilities of $1,216 at December 31, 2014. At June 30, 2015, current deferred revenue was $240, a decrease of $17, or 7%, compared to current deferred revenue of $257 at December 31, 2014. Deferred revenue is recorded when the Company receives advance payment from its customers and primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.

At June 30, 2015, accounts payable were $323, a decrease of $5, or 2%, compared to accounts payable of $328 at December 31, 2014. The decrease is due primarily to payment of outstanding accounts payable. At June 30, 2015,

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)
accrued compensation was $268, a decrease of $25, or 9%, compared to accrued compensation of $293 at December 31, 2014.  The decrease is due primarily to the payment of accrued sales commissions from the receipt of outstanding accounts receivable, and the payment of accrued vacation to a departed employee.

For the three and six months ended June 30, 2015, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	Three Months	Six Months
	2015	2015
Series A-1	17	35
Series B	313	615
Series C	127	250
Series D-1	179	324
Series D-2	149	292
Total	785	1,516

On February 23, 2015, the Company and Venture Champion Asia Limited, an affiliate of IGC Global Limited, mutually agreed to terminate the $2,000 Credit Agreement signed in May 2014. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the warrants to purchase 10,909 shares of Common Stock were likewise terminated.

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 Shares of Series D-1 preferred Stock. The investors received warrants to purchase 27,400 shares of Common Stock, immediately exercisable at $0.0225 per share. The warrants expire March 23, 2018. The Company ascribed a value of $366 to the warrants using the Black Scholes Merton pricing model. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

The Company is using the funds received from the above financing for working capital and general corporate purposes.

The Company incurred $1 of interest expense for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, interest expense was $245 and was related to the valuation of warrants issued in conjunction with the Credit agreement mentioned above.

The Company had the following material commitments as of June 30, 2015:

Contractual obligations	Total	2015	2016	Thereafter
Operating lease commitments (2)	$397	$147	$250	$	−

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

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2015.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2015 and 2014, foreign currency translation gains and losses were insignificant.

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
FORM 10-Q
(In thousands, except per share amounts)

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.32
Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company's Quarterly Report on Form 10-Q filed May 15, 2015.

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

10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

Exhibit Number	Document
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company's Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company's Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company's Form 10-K filed March 31, 2015.
*10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company's Quarterly Report on Form 10-Q filed May 15, 2015.
*31.1	Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Communication Intelligence Corporation
FORM 10-Q
(In thousands, except per share amounts)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

August 14, 2015	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)