Form 10-Q
period 2015-09-30
COMMUNICATION INTELLIGENCE CORP
filed 2015-11-16
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                      September 30, 2015

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

Number of shares outstanding of the issuer's Common Stock as of November 13, 2015: 234,307,542.

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements
Communication Intelligence Corporation
Condensed Consolidated Balance Sheets
 (In thousands)

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$358	$775
Accounts receivable, net of allowance of $86 at September 30, 2015 and $22 at December 31, 2014	159	122
Prepaid expenses and other current assets	125	80
Total current assets	642	977
Property and equipment, net	17	11
Patents, net	673	933
Other assets	29	29
Total assets	$1,361	$1,950

Liabilities and Equity (Deficit)
Current liabilities:
Short-term debt	250	˗
Accounts payable	420	328
Accrued compensation	272	293
Other accrued liabilities	477	338
Deferred revenue	353	257
Total current liabilities	1,772	1,216
Deferred revenue long-term	490	700
Deferred rent	2	41
Derivative liability	-	18
Other long-term liabilities	21	28
Total liabilities	2,285	2,003
Commitments and contingencies
Equity (Deficit):
Series A-1 Preferred Stock	929	875
Series B Preferred Stock	11,320	10,381
Series C Preferred Stock	5,934	5,553
Series D-1 Preferred Stock	6,724	5,139
Series D-2 Preferred Stock	5,115	4,671
Common stock	2,407	2,407
Treasury stock	(325)	(325)
Additional paid in capital	93,604	94,995
Accumulated deficit	(126,082)	(123,199)
Accumulated other comprehensive loss	(14)	(14)
Total CIC stockholders' deficit	(388)	483
Non-controlling interest	(536)	(536)
Total deficit	(924)	(53)
Total liabilities and equity (deficit)	$1,361	$1,950

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Product	$127	$85	$510	$491
Maintenance	224	200	654	568
Total revenue	351	285	1,164	1,059

Operating costs and expenses:

Cost of sales:
Product	40	26	185	69
Maintenance	29	20	102	111
Research and development	446	476	1,467	1,549
Sales and marketing	216	303	756	942
General and administrative	470	410	1,551	1,325
Total operating costs and expenses	1,201	1,235	4,061	3,996

Loss from operations	(850)	(950)	(2,897)	(2,937)

Other income, net	−	49	−	51

Interest expense	(4)	(13)	(4)	(258)

Gain on derivative liability	1	2	18	5
Net loss	(853)	(912)	(2,883)	(3,139)

Accretion of beneficial conversion feature: Preferred Stock:
Related party	−	(103)	(458)	(186)
Other	−	(68)	(69)	(416)

Preferred stock dividends:
Related party	(408)	(345)	(1,154)	(1,014)
Other	(411)	(363)	(1,181)	(975)
Net loss attributable to common stockholders	$(1,672)	$(1,791)	$(5,745)	$(5,730)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares outstanding, basic and diluted	234,308	232,646	234,308	232,588

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,883)	$(3,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267	278
Stock-based compensation	487	242
Warrant cost issued as interest expense	−	258
Gain on derivative liability	(17)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(37)	195
Prepaid expenses and other assets	(45)	(31)
Accounts payable	92	(106)
Accrued compensation	(21)	(50)
Other accrued and long-term liabilities	93	15
Deferred revenue	(114)	(165)
Net cash used in operating activities	(2,178)	(2,508)

Cash flows from investing activities: Acquisition of property and equipment	(14)	(4)
Net cash used in investing activities	(14)	(4)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	250	−
Proceeds from issuance of Series D-1 Preferred Stock, net of issuance costs of $37 and $84, respectively	1,525	1,828
Proceeds from issuance of Series D-2 Preferred Stock, net of issuance costs of $17	−	380
Net cash provided by financing activities	1,775	2,208

Net decrease in cash and cash equivalents	(417)	(304)
Cash and cash equivalents at beginning of period	775	945
Cash and cash equivalents at end of period	$358	$641

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2015		2014
Supplementary disclosure of cash flow information
Interest paid		$3	$	−
Income tax paid	$	−	$	−

Non-cash financing and investing transactions
Dividends on Preferred Stock		$2,335		$1,989
Accretion of beneficial conversion feature on issuance of Preferred Stock		$498		$337
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends		$29		$265
Conversion of Series C Preferred Stock into Common Stock	$	−		$1

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

1.	Nature of business and summary of significant accounting policies

Nature of Business

Communication Intelligence Corporation and its subsidiary (the "Company" or "CIC") is a leading provider of digital transaction management (DTM) software enabling fully digital (paperless) business processes. The Company's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company's software platform can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models. To date, the Company primarily has delivered its solutions to channel partners and end-user customers in the financial services industry. The Company's products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, and Sign-it® programs.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2015, the Company's accumulated deficit was $126,082. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2015, the Company's cash balance was $358. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2015	2014	2015	2014	2015	2014
Customer #1	38%	46%	−	17%	12%	11%
Customer #2	24%	−	17%	−	−	−
Customer #3	−	−	10%	12%	−	10%
Customer #4	−	12%	−	−	−	−
Customer #5	−	19%	−	−	−	−
Customer #6	−	−	−	10%	16%	−
Customer #7	−	−	−	−	17%	14%
Total concentration	62%	77%	27%	39%	45%	35%

3.	Patents

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company's patents as of December 31, 2014. Based on that analysis, the Company concluded that no impairment of the carrying value of the patents existed. The Company believes that no events or circumstances changed during the three and nine months ended September 30, 2015 that would impact this conclusion.

Amortization of patent costs was $87 and $260 for the three and nine-month periods ended September 30, 2015 and $90 and $270 for the three- and nine-month periods ended September 30, 2014.

The following table summarizes the amortizable intangible assets:

	September 30, 2015			December 31, 2014
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulated Amortization	Net Value

Patents	$6,745	$(6,072)	$673	$6,745	$(5,812)	$933

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

4.	Short-term note payable

On September 29, 2015, the Company issued a demand note for an aggregate amount of $250 to an affiliate of the Company. This note bears interest at the rate of 10% per annum and both the principal and interest accrued are payable on demand.

5.	Net loss per share

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

The following table lists shares and warrants that were excluded from the calculation of dilutive earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Stock options	106,495	70,960
Warrants	237,822	173,814
Preferred shares as if converted
Series A-1 Preferred Stock	6,633	7,818
Series B Preferred Stock	304,430	275,888
Series C Preferred Stock	238,056	215,668
Series D-1 Preferred Stock	350,127	251,435
Series D-2 Preferred Stock	124,470	112,737

6.  Equity

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2015 and 2014, was approximately 7.89% and 9.75%, respectively, based on historical data.

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

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Risk free interest rate	0.04% - 3.28%	0.04% - 3.73%
Expected life (years)	3.26 – 6.33	2.82 – 7.00
Expected volatility	120.74% – 198.38%	93.63% – 198.38%
Expected dividends	None	None

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.  Equity (continued)

There were no stock options granted during the three month period ended September 30, 2015. The Company granted 36,633 stock options during the nine months ended September 30, 2015 at a weighted average exercise price of $0.0224 per share. There were no stock options exercised during the three- and nine-months ended September 30, 2015.

There were no stock options granted during the three months ended September 30, 2014. The Company granted 2,500 stock options during the nine months ended September 30, 2014 at a weighted average exercise price of $0.0273 per share. There were no stock options exercised during the three- and nine-months ended September 30, 2014.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three- and nine-month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$35	$16	$148	$64
Sales and marketing	26	17	112	54
General and administrative	47	29	192	112
Director options	8	3	35	12
Stock-based compensation expense	$116	$65	$487	$242

A summary of option activity under the Company's plans as of September 30, 2015 and 2014 is as follows:

	2015				2014
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value
Outstanding at January 1,	72,012	$0.04		$-	69,537	$0.05		$-
Granted	36,633	$0.02		$-	2,500	$0.03		$-
Forfeited or expired	(2,150)	$0.03		$-	(1,077)	$0.05		$-
Outstanding at September 30	106,495	$0.04	4.39	$-	70,960	$0.05	4.30	$-
Vested and expected to vest at September 30	103,820	$0.03	3.21	$-	63,996	$0.05	4.30	$-
Exercisable at September 30	69,757	$0.04	3.53	$-	55,102	$0.05	3.98-	$-

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity (continued)

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.01 – $0.02	3,000	6.23	$0.02	584	$0.02
$0.02 – $0.03	53,170	5.21	$0.02	23,107	$0.02
$0.03 – $0.06	31,416	4.06	$0.05	27,157	$0.05
$0.06 – $0.20	18,909	2.32	$0.07	18,909	$0.07
	106,495	4.39	$0.04	69,757	$0.04

The following table summarizes the Company's non-vested option shares as of September 30, 2015:

Non-vested Option Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	14,954	$0.04
Granted	36,633	$0.02
Forfeited	(1,020)	$0.02
Vested	(13,829)	$0.03
Non-vested at September 30, 2015	36,738	$0.02

As of September 30, 2015, there was $363 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 3.2 years.

Preferred Stock

Information with respect to the class of Preferred Stock at September 30, 2015 is as follows:

Class of Preferred Stock	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted
Series A-1	8%	Quarterly in Arrears	$1.00	$0.1400	929	6,633
Series B	10%	Quarterly in Arrears	$1.50	$0.0433	13,191	304,430
Series C	10%	Quarterly in Arrears	$1.50	$0.0225	5,356	238,056
Series D-1	10%	Quarterly in Arrears	$1.00	$0.0225	7,878	350,127
Series D-2	10%	Quarterly in Arrears	$1.00	$0.0500	6,223	124,470

Communication Intelligence Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
FORM 10-Q

6.	Equity (continued)

Information with respect to in-kind dividends issued on the Company's Preferred Stock for the three and nine-month periods ended September 30, 2015 and September 30, 2014 is as follows:

	Dividends					Beneficial Conversion Feature Related to Dividends
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014		2015	2014	2015	2014
Series A-1	$18	$22	$53	$63	$	─	$ ─	$ −	$ −
Series B	324	294	939	852		─	─	−	−
Series C	132	119	382	345		─	64	13	114
Series D-1	192	128	516	329		─	107	16	151
Series D-2	153	145	445	400		─	─	─	─
Total	$819	$708	$2,335	$1,989	$	─	$171	$29	$265

Series D Preferred Stock

On February 7, 2014, the Company sold for $733 in cash, net of a $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party, 520 shares of Series D-1 Preferred Stock and 260 shares of Series D-2 Preferred Stock. The investors received one hundred percent (100%) warrant coverage. These warrants have an exercise price of $0.0225 per share, are immediately exercisable and expire December 31, 2016. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On March 6, 2014, the Company sold for $406 in cash, net of $4 in administrative fees paid in cash to an unrelated third party, 273 shares of Series D-1 Preferred Stock and 137 shares of Series D-2 Preferred Stock. The investors received one hundred percent (100%) warrant coverage. These warrants have an exercise price of $0.0275 per share, are immediately exercisable and expire December 31, 2016. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

SG Phoenix received warrants to purchase 3,000 shares of common stock, and two unrelated parties received warrants to purchase an aggregate of 1,600 shares of common stock in payment of administrative and related fees associated with the financings, in addition to the cash payments discussed above. These warrants have an exercise price of $0.0275 per share, are immediately exercisable and expire three (3) years from the date of issuance. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 shares of Series D-1 Preferred Stock. The investors received 27,400 warrants, immediately exercisable into common stock of the Company at an exercise price of $0.0225 per share. The warrants expire March 23, 2018. The Company ascribed a relative fair value of $366 to the warrants using the Black-Scholes-Merton pricing model and are classified as Additional Paid in Capital on the balance sheet. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On July 23, 2015, the Company sold for $325 in cash, net of $4 in administrative fees paid in cash to SG Phoenix, 329 Shares of Series D-1 Preferred Stock. The investors received 13,160 warrants, immediately exercisable into common stock of the Company at $0.0125 per share. The warrants expire July 22, 2018. The Company ascribed a relative fair value of $91 to the warrants using the Black-Scholes-Merton pricing mode and are classified as Additional Paid in Capital on the balance sheet. See the warrant table below for more detail. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

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

A summary of the warrant activity is as follows:

	September 30, 2015		September 30, 2014
	Warrants	Weighted Average Exercise Price Per Share	Warrants	Weighted Average Exercise Price Per Share

Outstanding at beginning of period	213,521	$0.0289	77,155	$0.0289
Issued	40,560	0.0193	124,711	0.0275
Expired/Cancelled	(16,259)	0.0500	(28,052)	0.0225
Outstanding at end of period	237,822	$0.0264	173,814	$0.0286
Exercisable at end of period	237,822	$0.0264	173,814	$0.0286

A summary of the status of the warrants outstanding and exercisable as of September 30, 2015 is as follows:

Number of Warrants	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price Per Share
Warrants 27,400	2.52	$0.0225
Warrants 193,968	1.26	$0.0275
Warrants 3,294	0.13	$0.0500
Warrants 13,160	2.83	$0.0125
237,822	1.48	$0.0264

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, including the following:

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

Overview

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. CIC's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. CIC's software can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2014, net losses attributable to common stockholders aggregated approximately $15,478, and, at September 30, 2015, the Company's accumulated deficit was approximately $126,082.

During the nine months ended September 30, 2015, the Company completed two private placements of its Series D-1 Preferred Stock receiving an aggregate amount of $1,525 in net proceeds.  The Company also issued a demand note for an aggregate amount of $250. The proceeds from these capital raising activities are being used for general working capital purposes (See Liquidity and Capital Resources).

For the three months ended September 30, 2015, total revenue was $351, an increase of $66, or 23%, compared to total revenue of $285 in the prior year period. For the nine months ended September 30, 2015, total revenue was $1,164, an increase of $105, or 10%, compared to total revenue of $1,059 in the prior year period. The increase in total revenue for the three-month period ended September 30, 2015 was primarily due to an increase of $42, or 49%, in product revenue.  The increase in total revenue for the nine months ended September 30, 2015 was primarily due to an increase of $86, or 15%, in maintenance revenue.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

For the three months ended September 30, 2015, the loss from operations was an expense of$850, a decrease of $100, or 11%, compared with a loss from operations of $950 in the prior year period. For the nine months ended September 30, 2015, the loss from operations was $2,897, a decrease of $40, or 1%, compared with a loss from operations of $2,937 in the prior year period. The decrease in the loss from operations for the three months ended September 30, 2015 is primarily attributable to the above mentioned increase in sales and the decrease of $34, or 3%, in operating expenses including cost of sales compared to the prior year period. The decrease in the loss from operations for the nine months ended September 30, 2015 is primarily attributable to the above mentioned increase in sales, partially offset by an increase of $65, or 2%, in operating expenses including cost of sales compared to the prior year period.

Other income, net, for the three months ended September 30, 2015 was $3, a decrease of $41, or 108%, compared to other income, net, of $38 in the prior year period. The decrease in other income for the three-months ended September 30, 2015 was primarily due to the sale for $50 of one of the Company's unused trademarks to a third party in the prior year period. Other income, net, for the nine months ended September 30, 2015 was $14, an increase of $216, or 107%, compared to other expense of $202 in the prior year period. The decrease in other expenses for the nine months ended September 30, 2015 was primarily due to the valuation of warrants issued to a third party in connection with the closing of a $2,000 line of credit in the prior year period (See Liquidity and Capital Resources).

Critical Accounting Policies and Estimates

Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2014 Form 10-K.

Results of Operations

Revenue

For the three months ended September 30, 2015, product revenue was $127, an increase of $42, or 49%, compared to product revenue of $85 in the prior year period. The increase in product revenue is primarily attributable to the timing of the Company's sales during the quarter and the timing of the revenue recognition for certain recurring revenue contracts. For the three months ended September 30, 2015, maintenance revenue was $224, an increase of $24, or 12%, compared to maintenance revenue of $200 in the prior year period. The increase in maintenance revenue is primarily due to new maintenance contracts entered into during the last twelve months.

For the nine months ended September 30, 2015, product revenue was $510, an increase of $19, or 4%, compared to product revenue of $491 in the prior year period.  The increase in product revenue is primarily due to the sale of new products.  For the nine months ended September 30, 2015, maintenance revenue was $654, an increase of $86, or 15%, compared to maintenance revenue of $568 in the prior year period. The increase in maintenance revenue is primarily due to new maintenance contracts associated with the increase in product sales in the current and prior year.

Cost of Sales

For the three months ended September 30, 2015, cost of sales was $69, an increase of $23, or 50%, compared to cost of sales of $46 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance and revenue generating contracts related to customer-specific customization requests recognized during the three months ended September 30, 2015, compared to the prior year period.

For the nine months ended September 30, 2015, cost of sales was $287, an increase of $107, or 59%, compared to cost of sales of $180 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance and revenue generating contracts related to customer specific-customization requests recognized during the nine months ended September 30, 2015, compared to the prior year period.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2015, research and development expense was $446, a decrease of $30, or 6%, compared to research and development expense of $476 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $30 decrease were the allocations to cost of sales and other general expenses of $49, or 82%, more than the prior year period resulting from the above mentioned increase in revenue generating contracts related to customer specific customization requests and from general operating requirements. Total expenses, before allocations for the three months ended September 30, 2015, was $555, an increase of $19, or 4%, compared to $536 in the prior year period. The increase in gross expenses is primarily due to an increase in non-cash stock-based compensation, partially offset by reductions in general engineering overhead expense. Research and development expenses are expected to remain at current levels in the near term.

For the nine months ended September 30, 2015, research and development expense was $1,467, a decrease of $82, or 5%, compared to research and development expense of $1,549 in the prior year period.  The most significant factors in the $82 decrease were the allocations to cost of sales and other general expenses of $136, or 65%, more than the prior year period resulting from the above mentioned increase in revenue generating contracts related to customer specific customization requests and from general operating requirements. The increase in allocated engineering expense was offset by the same factors discussed above. Total expenses, before allocations, for the nine months ended September 30, 2015, were $1,810, an increase of $54, or 3%, compared to $1,756 in the prior year period. The increase was due to an increase in outside engineering expense and to the general overhead expense related to the increase in allocated facilities expense.

Sales and Marketing Expense

For the three months ended September 30, 2015, sales and marketing expense was $216, a decrease of $87, or 29%, compared to sales and marketing expense of $303 in the prior year period. For the nine months ended September 30, 2015, sales and marketing expense was $756, a decrease of $186, or 20%, compared to sales and marketing expense of $942 in the prior year period. The decreases in each period were primarily attributable to decreases in salaries and related expenses resulting from the elimination of two sales persons, decreases in travel and related expenses and reductions in advertising and promotions and other overhead expenses compared to the prior year periods.

General and Administrative Expense

For the three months ended September 30, 2015, general and administrative expense was $470, an increase of $60, or 15%, compared to general and administrative expense of $410 in the prior year period. The increase was primarily due to an increase of $45, or 54%, in salaries and related expense due to the addition of one finance employee and an increase in stock option expense. In addition, other general corporate expenses increased $15, or 4%, compared to the prior year period.

For the nine months ended September 30, 2015, general and administrative expense was $1,551, an increase of $226, or 17%, compared to general and administrative expense of $1,325 in the prior year period. The increase was primarily due to the same factors discussed for the three-month period above.

Other income and expenses

For the three months ended September 30, 2015, interest expense was $3, a decrease of $10, or 77%, compared to interest expense of $13 in the prior year period. For the nine months ended September 30, 2015, interest expense

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

was $4, a decrease of $254, or 98%, compared to interest expense of $258 in the prior year period. The decreases resulted from expensing the valuation of warrants issued to third parties in May 2014 related to a $2,000 line of credit.

For the three months ended September 30, 2015, the gain on derivative liability was $0, a decrease of $2, or 100%, compared to the gain on derivative liability of $2 in the prior year period. For the nine months ended September 30, 2015, the gain on derivative liability was $18, an increase of $13, or 260%, compared to a gain on derivative liability of $5 in the prior year period. The changes between periods in the gains on derivative liability are primarily due to the exercise and expiration of warrants and the change in the closing price of the Company's Common Stock at September 30, 2015.

For the three months ended September 30, 2015, accretion of the beneficial conversion feature on the Company's Preferred Stock with a conversion price less than the closing market price of the Company's Common Stock on September 30, 2015 was $0, a decrease of $171, or 100%, compared to $171 in the prior year period. The decrease is primarily due to the closing price of the Company's Common Stock on September 30, 2015 being less than the conversion price of the shares of Series D Preferred Stock issued in July 2015.

For the nine months ended September 30, 2015, accretion of the beneficial conversion feature on the Company's Preferred Stock with a conversion price less than the closing market price of the Company's Common Stock on the issuance date for new issuances of Preferred Stock was $527, a decrease of $75, or 12%, compared to $602 in the prior year period. The decrease is primarily due to the same factors discussed above (see Liquidity and Capital Resources).

The Company recorded dividends in kind on shares of its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the three months ended September 30, 2015, dividends on shares of Preferred Stock were $819, an increase of $111, or 16%, compared to $708 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock discussed above.

For the nine months ended September 30, 2015, dividends on shares of Preferred Stock were $2,335, an increase of $346, or 17%, compared to $1,989 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock discussed above.

Liquidity and Capital Resources

At September 30, 2015, cash and cash equivalents totaled $358, compared to cash and cash equivalents of $775 at December 31, 2014. The decrease in cash was primarily due to net cash used in operating activities of $2,178 and investing activities of $14. These uses of cash were partially offset by $1,775 in cash provided by financing activities.  At September 30, 2015, total current assets were $642, compared to total current assets of $977 at December 31, 2014. At September 30, 2015, the Company's principal source of funds was its aggregated cash and cash equivalents of $358.

At September 30, 2015, accounts receivable net, were $159, an increase of $37, or 30%, compared to accounts receivable net of $122 at December 31, 2014. The increase is due primarily to the timing of billings during the three months ended September 30, 2015.

At September 30, 2015, prepaid expenses and other current assets were $125, an increase of $45, or 56%, compared to prepaid expenses and other current assets of $80 at December 31, 2014. The increase is due primarily to the timing of annual D&O insurance premium payments.

At September 30, 2015, short-term debt was $250, an increase of $250, compared to the balance of $0 at December 31, 2014. The increase was due to a demand note issued in September 2015 in the aggregate principal amount of $250 to an affiliate of the Company.

At September 30, 2015, accounts payable were $420, an increase of $92, or 28%, compared to accounts payable

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

of $328 at December 31, 2014. The increase is due primarily to the timing of the Company's funding rounds. At September 30, 2015, accrued compensation was $272, a decrease of $21, or 7%, compared to accrued compensation of $293 at December 31, 2014. The decrease is due primarily to the payment of accrued sales commissions from the timely receipt of outstanding accounts receivable and reduction of accrued vacation expense.

At September 30, 2015, total current liabilities were $1,772, an increase of $556, or 46%, compared to total current liabilities of $1,216 at December 31, 2014. At September 30, 2015, current deferred revenue was $353, an increase of $96, or 37%, compared to current deferred revenue of $257 at December 31, 2014. Deferred revenue is recorded when the Company receives advance payment from its customers and primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer.

For the three and nine months ended September 30, 2015, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	Three Months	Nine Months
	2015	2015
Series A-1	$18	$53
Series B	324	939
Series C	132	382
Series D-1	192	516
Series D-2	153	445
Total	$819	$2,335

On February 23, 2015, the Company and Venture Champion Asia Limited, an affiliate of IGC Global Limited, mutually agreed to terminate the $2,000 Credit Agreement signed in May 2014. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, warrants to purchase 10,909 shares of Common Stock were likewise terminated.

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

On July 23, 2015, the Company sold for $325 in cash, net of $4 in administrative fees paid in cash to SG Phoenix, 329 shares of Series D-1 Preferred Stock. The investors received 13,160 warrants, immediately exercisable into common stock of the Company at $0.0125 per share. The warrants expire July 22, 2018. The Company ascribed a value of $91 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part and contain a cashless exercise provision.

On September 29, 2015, the Company issued a demand note in the aggregate principal amount of $250 to an affiliate of the Company. This note bears interest at the rate of 10% per annum and both the principal and interest accrued are payable on demand.

The Company is using the funds received from the above financings for working capital and general corporate purposes.

The Company incurred $3 of interest expense for the three and nine months ended September 30, 2015. For the nine months ended September 30, 2014, non-cash interest expense was $258 and was primarily related to the valuation of warrants issued in conjunction with the Credit Agreement mentioned above.

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

The Company had the following material commitments as of September 30, 2015:

Contractual obligations	Total	2015	2016	Thereafter
Operating lease commitments (1, 2)	$227	$66	$161	$	−

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

2.
The Company sublet approximately 3,000 feet of unutilized office space in August 2015.  The sub-lease will expire on October 31, 2016. The operating lease commitments are net of the sub lease amounts of $97 through 2016.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2015.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2015 and 2014, foreign currency translation gains and losses were insignificant.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these

Communication Intelligence Corporation
 (In thousands, except per share amounts)
FORM 10-Q

 limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the Year Ended December 31, 2014, we had material weaknesses in our internal control over financial reporting related to the employment of an insufficient number of staff in our finance department to possess an optimal segregation of duties or to provide optimal levels of oversight.  With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through hiring additional finance personnel and engaging accounting experts to review complex accounting matters when required.  We believe we have taken the necessary steps to remediate the material weaknesses in our internal controls.

Except for the remediation efforts described herein there has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

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

10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 4, 2011.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company's Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company's Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company's Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company's Quarterly Report on Form 10-Q filed May 15, 2015.
*10.71	Form of Subscription Agreement dated July 23, 2015.
*31.1	Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATION INTELLIGENCE CORPORATION
Registrant

November 16, 2015	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)