Form 10-K
period 2015-12-31
iSign Solutions Inc.
filed 2016-04-06
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

___ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File No. 000-19301

iSign Solutions Inc.
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
Yes    No

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2015, after taking into effect a 1 for 1,250 reverse stock split on January 22, 2016, was approximately $1,866,260 based on the closing sale price of $15.13 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on April 6, 2016 was 187,463.

DOCUMENTS INCORPORATED BY REFFERENCE

Form 8-K dated January 22, 2016 filed with the Securities and Exchange Commission on January 22, 2016

iSign SOLUTIONS INC

TABLE OF CONTENTS

Page
PART I	3
Item 1. Business	3
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	8
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Mine Safety Disclosures	8
PART II	8
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6. Selected Financial Data	9
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	17
Item 8. Financial Statements and Supplementary Data	17
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A. Controls and Procedures	17
Item 9B. Other Information	18
PART III	19
Item 10. Directors, Executive Officers and Corporate Governance	19
Item 11. Executive Compensation	21
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13. Certain Relationships and Related Transactions and Director Independence	29
Item 14. Principal Accountant Fees and Services	31
PART IV	31
Item 15. Exhibits, Financial Statement Schedules	30
___________

iSign's logo, iSign®, InkTools® SIGVIEW®, Sign-it®, INKshrINK®, SignatureOne®, Ceremony®, Signed, Sealed, Delivered® and The Power To Sign Online® are registered trademarks of the Company. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

PART I
Item 1. Business

On January 21, 2016, iSign Solutions Inc. (the "Company" or "iSign") filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company's outstanding shares of common stock.  The reverse split became effective at 9:01 a.m. on January 22, 2016. The information with respect to common stock for the years ended December 31, 2015 and 2014 have been retroactively restated to give effect to the 1-for-1,250 reverse split.

Unless otherwise stated, all amounts in Part I through Part IV are stated in thousands ("000s").

General

iSign Solutions Inc. f/k/a Communication Intelligence Corporation was incorporated in Delaware in October 1986. iSign is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign's solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign's platform can be deployed both on premise and as a cloud-based ("SaaS") service, with the ability to easily transition between deployment models. The Company is headquartered in Redwood Shores, California.

On November 30, 2015, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority, ("FINRA"), requesting that the name change to iSign Solutions, Inc. and a change to the trading symbol of its common stock from "CICI" to "ISGN" be approved. On December 11, 2015, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to change its name from Communication Intelligence Corporation to iSign Solutions Inc. Pursuant to FINRA rules, the change in the Company's name and trading symbol became effective at the open of business on December 14, 2015.

For the year ended December 31, 2015, total revenue was $1,620, an increase of $105, or 7%, compared to total revenue of $1,515 in the prior year. For the year ended December 31, 2015, software product revenue was $738, a decrease of $28, or 4%, compared to product revenue of $766 in the prior year. Maintenance revenue for the year ended December 31, 2015, was $882, an increase of $133, or 18%, compared to maintenance revenue of $749 in the prior year. The decrease in software product revenue is primarily attributable to the timing of sale of products during the year. The increase in maintenance revenue is due to the sale of new enterprise licenses during 2015 and 2014.

For the year ended December 31, 2015, the net loss attributable to common stockholders was $7,619, an increase of $240, or 3%, compared to $7,379 in the prior year. For the year ended December 31, 2015, non-cash charges attributable to interest expense, financing and loan discount amortization and the accretion of the beneficial conversion feature were $628, a decrease of $283, or 31%, compared to $911 in the prior year. There was a gain of $18 on the derivative liability value for the year ended December 31, 2015, compared to a gain of $7 in the prior year. For the year ended December 31, 2015, operating expenses were $5,445, an increase of $117, or 2%, compared to operating expenses of $5,328 for the prior year. The increase in operating expense resulted from costs associated with a proposed public offering of common stock.

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

Products

The Company's enterprise-class SignatureOne® and iSign® suite of electronic signature solutions enable businesses to implement truly paperless, electronic signature-driven business processes. The aggregate of the software functionality enabling the digitization of end-to-end work flow processes is sometimes referred to as "digital transaction management" (DTM). Many applications provide electronic forms and allow users to fill-in information, but most of these applications still require users to print out a paper copy for a handwritten, ink signature. Solutions powered by iSign products allow legally binding electronic signatures to be added to digital documents, eliminating the need for paper to memorialize the completion, approval or authentication of the transaction. This allows users to reduce transaction times and processing costs.

The SignatureOne® and iSign® suite of products includes the following:

SignatureOne® Ceremony® Server
The SignatureOne® Ceremony® Server ("Ceremony Server") provides a highly secure, scalable, patent-protected and streamlined electronic signature solution. Its flexible, easy-to-configure and agile workflow can be rapidly integrated via standard Web services to become an ultimate and cost efficient endpoint in true straight-through processing (the complete removal of paper from business processes) and to facilitate end-to-end management of multi-party approvals for PDF and XHTML documents. The Ceremony Server contains iSign's core e-signature engine and signature ceremony management tools, and can be seamlessly integrated with numerous ancillary products. Its key features include:

•  Consent/disclosure management – integral part of audit record; easily reproducible in the event of a dispute;
•  Configurable document presentment – signatory receipt, access and viewing of document tracked in audit trail;
•  Multi-party ceremonies – complex processes, simplified; allows for dynamic, multi-channel workflow changes, including remote, face-to-face and mobile scenarios;
•  Supports complex business rules and dynamic user behaviors;
•  Configurable branding and workflow;
•  Flexible tracking and reporting – includes event notification service
•  Extensive audit trail – embedded in individual document in a tamper evident digital seal; and
•  Support for multiple signature methods – click-to-sign; biometric; and others.

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
iSign® Family
The growing suite of iSign® products and service includes iSign® Mobile (for signing on iOS and Android mobile devices), iSign® Forms (for integrated use of templates and forms), and iSign® Live (iSign's patent-pending co-browsing solution for simultaneous browsing signature ceremonies).

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

Products and upgrades that were introduced and first deployed in 2015 include the following:

iSign® Enterprise	5.1.2.1
iSign® Enterprise	5.1.3
iSign® Enterprise	5.1.4
iSign® Enterprise	5.2.6
iSign® Enterprise	5.2.7
iSign® Enterprise	5.2.9
iSign® Enterprise	5.4
iSign® Enterprise	5.4.1
iSign® Enterprise	5.4.2
iSign® Enterprise	5.4.3
iSign® Enterprise	5.4.4
iSign® Enterprise	5.4.5
iSign® Enterprise	5.4.6
iSign® Enterprise	5.4.6.1
iSign® Enterprise	5.4.7
iSign® Enterprise	5.4.8
iSign® Enterprise	5.4.9
iSign® Enterprise	5.4.10
iSign® Enterprise	5.4.11
iSign® Enterprise	5.4.12
iSign® Enterprise	5.5
iSign® Enterprise	6.0
Sign-it® for Acrobat®	7.6
Sign-it® for Acrobat®	9.4

Intellectual Property

The Company relies on a combination of patent applications, trademarks, trade secrets and contractual provisions to protect its software offerings and technologies. The Company has a policy of requiring its employees and contractors to commit to the protection of proprietary information through written agreements. The Company also has a policy of requiring prospective business partners to enter into non-disclosure agreements before disclosure of any of its proprietary information.

Over the years, the Company has developed and patented major elements of its software offerings and technologies. The Company currently has the following applications pending:

Patent App. No.	Filing Date
14/650,271	June 5, 2015
14/455,425	August 8, 2014
14/538,744	November 11, 2014

The Company's technologies go beyond simple electronic signature and include biometric signatures, verification solutions, authentication and validation methods, that result in signed documents that are secure, legal and tamper-resistant.

The Company has over 20 registered and unregistered trademarks in the United States and other countries. The Company intends to register its trademarks in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Research and Development

Our research and development effort is focused on the development, advancement and refinement of our core products and the development of new products. In addition, our research and development team is responsible for the continuous quality measurement and assurance of both existing and new products. We conduct research on software technology, related computer hardware, competitive offerings and alternative solution approaches to develop appropriate product and service offerings for our target markets. Our research and development efforts are often aimed at assisting clients and licensees in further streamlining new and existing workflow processes that our software solutions support and at ensuring that we meet or exceed industry standards and competitive offerings. We provide certain customization and integration services to our clients, including software integration partners and enterprise customers. These efforts are conducted by our team in Redwood Shores, California, supported by contracted staff, including offshore engineers.

We believe that our software technologies, platforms and products are now competitive and, while research and development activities will remain at the core of our operations, we intend, going forward, to invest an increasing amount of our resources in sales and marketing activities.

Our research and development expense was $1,771,000 for the year ended December 30, 2015 and $1,931,000 for the year ended December 31, 2014.

Material Customers

Historically, the Company's revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Three customers, as described in Note 2 to the Consolidated Financial statements, accounted for 10%, 13% and 24%, respectively, of total revenue for the year ended December 31, 2015.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $839 and $957 at December 31, 2015 and 2014, respectively, representing advanced payments on product and service maintenance agreements. In 2014, the Company negotiated a long term maintenance agreement, the balance of which is $455 at December 31, 2015, which will be recognized over four years. The remaining backlog is expected to be recognized over the next twelve months.

Competition

We believe that our primary competitive advantages include the following:

·
Customer options and platform flexibility: Unlike most of our competitors, we offer many flexible configuration options for enterprise clients to address many variants of complex business work flows without the need for costly and time-consuming customization. These solution configurations can be rapidly and seamlessly integrated into a variety of enterprise technology environments.

·
Software deployment options: Unlike most of our competitors, our software solutions are available as an on demand, private cloud-based software as a service, and on the customer's premises, which is an important feature for most of our large enterprise clients for compliance, security and control reasons.

·
Lower cost structure: Through our technology, sales and marketing partners, including Cegedim SA, we believe we offer a lower relative cost structure and higher operating margin than most of our larger competitors.

Currently, our primary competition for basic click-to-sign electronic signatures includes Adobe EchoSign, DocuSign and Silanis (recently acquired by VASCO Data Security International Inc.). We view the balance of the U.S. market as fragmented with a variety of smaller competitors focused on the consumer and small business markets rather than enterprise organizations.

Employees

As of December 31, 2015, the Company employed fifteen full-time employees and seven independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company's employees are party to any collective bargaining agreements.  We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2015 and 2014, sales in the United States as a percentage of total sales were 93% and 99%, respectively. At December 31, 2015 and 2014, long-lived assets located in the United States were $664 and $973, respectively. There were no long-lived assets located elsewhere as of December 31, 2015 and 2014.

Segments

The Company reports its financial results in one segment.

Available Information

Our web site is located at www.isignnow.com. The information on or accessible through our web site is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our web site as soon as reasonably practicable after we electronically file with or furnish such material to the Securities and Exchange Commission ("SEC"). Furthermore, a copy of this Annual Report on Form 10-K and other reports filed by iSign with the SEC may be read and copied by the public at the SEC's Public Reference Room at 100 F Street, NE, Washington,

D.C. 20549 on official business days during the hours of 10 a.m. and 3 p.m. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, including iSign, that file electronically with the SEC at www.sec.gov.

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

Market Information

The Company's Common Stock is quoted on OTC Markets Group Inc.'s OTCQB quotation system under the trading symbol ISGN. Trading activity for the Company's Common Stock can be viewed at www.otcmarkets.com. The following table sets forth the high and low sale prices of the Common Stock for the periods noted.

		Sale Price Per Share
Year	Period	High	Low

2014	First Quarter	$43.00	$28.75
Second Quarter		$38.63	$24.88
Third Quarter		$55.63	$21.88
Fourth Quarter		$43.25	$14.00
2015	First Quarter	$35.00	$20.00
Second Quarter		$31.13	$8.75
Third Quarter		$17.75	$5.63
Fourth Quarter		$46.25	$7.63

Holders

As of March 24, 2016 there were approximately 127 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

All securities sold during 2015 by the Company were either previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed with the SEC.

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

Overview and Recent Developments

The Company is a leading supplier of DTM software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign's solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company's products and services result in legally binding transactions that are compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of enterprise software solutions within the financial services and insurance industries and has made available to its customers significant expense reduction by enabling a completely electronic document and workflow process, as well as the resulting reduction in mailing, scanning, filing and other costs related to the use of paper.

On November 30, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the name change and a change to the trading symbol of its common stock from "CICI" to "ISGN" be approved. On December 11, 2015, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to change its name from Communication Intelligence Corporation to iSign Solutions Inc. Pursuant to FINRA rules, the change in the Company's name and trading symbol became effective at the open of business on December 14, 2015.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2015, net losses attributable to common stockholders aggregated approximately $14,998, and, at December 31, 2015, the Company's accumulated deficit was approximately $127,116.

For the year ended December 31, 2015, total revenue was $1,620, an increase of $105, or 7%, compared to total revenue of $1,515 in the prior year. The increase in revenue is primarily attributable to the increase in maintenance revenue contracts during the year.

For the year ended December 31, 2015, operating expenses were $5,445, an increase of $117, or 2%, compared to operating expenses of $5,328 in the prior year. The increases in operating expenses resulted from costs associated with a proposed public offering of common stock. For the year ended December 31, 2015, the loss from operations was $3,825, an increase of $12, compared with a loss from operations of $3,813 in the prior year.  The increase in the operating loss is attributable to the $117 increase in operating expenses partially offset by the $105 increase in sales.

On February 23, 2015, the Company and Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender") mutually agreed to terminate the Credit Agreement entered into in May, 2014. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the warrants were likewise terminated. The Company ascribed a value of $258 to the warrants using the Black-Scholes-Merton Pricing Model. The warrants valuation was charged to interest expense during the three-month period ended June 30, 2014 as the Company concluded it did not have the intent nor the need to draw funds under the line during the term of the agreement.

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 shares of Series D-1 Preferred Stock. Investors received warrants to purchase 22 shares of Common Stock, immediately exercisable at $29 per share. In October 2015 the investors received additional warrants to purchase 18 shares of Common Stock immediately exercisable at $16 per share, and the exercise price of the March 2015 warrants were reduced to $16 per share consistent with the terms of the July 2015 financing. The warrants expire March 23, 2018. The Company ascribed a value of $442 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part.

On July 23, 2015, the Company sold for $325 in cash, net of $4 in administrative fees paid in cash to SG Phoenix, 329 shares of Series D-1 Preferred Stock. The investors received warrants to purchase 11 shares of Common Stock, immediately exercisable at $16 per share. The warrants expire July 22, 2018. The Company ascribed a value of $91 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part.

In September 2015, the Company issued a demand note for an aggregate amount of $250 to an affiliate of the Company. This note bears interest at the rate of 10% per annum and both the principal and interest accrued are payable on demand.

In November and December 2015, the Company entered into unsecured convertible promissory note agreements with investors and affiliates of the Company aggregating $1,018 in cash. Under the terms of the note purchase agreements, in November 2015, the Company issued, in exchange for a demand note, an unsecured convertible promissory note in the principal amount of $250 to an affiliate of the Company.

The principal amount of the unsecured convertible promissory notes issued in connection with the Company's unsecured debt financing in November and December 2015 bear interest at a rate of 24% per year, are due on August 25, 2016 and are convertible into shares of our Common Stock at the holder's option (i) prior to maturity, in the event the Company consummates an SEC registered public offering of shares of Common Stock, at a conversion price that is 30% less than the price to the public of the common stock in the public offering, or (ii) up to 60 days after maturity, at a conversion price based upon a Company pre-money valuation of $5,000,000, as determined by taking into account the outstanding shares of Common Stock and Preferred Stock, on an as-converted basis, on the maturity date of the note; provided, that following such conversion after the maturity date, each holder that converted such note will also receive cash payments, payable from 1.5% for each $100,000 of notes converted of the revenue received by the Company from its European customer to be paid quarterly on a pro rata basis, with any and all other holders who converted their notes; provided, further, however, that the total amount of cash payments that the holder will be entitled to receive will not exceed three times the aggregate principal amount of each holder's note.

The conversion option included within the unsecured convertible promissory notes was deemed to be an embedded derivative, which required the Company to bifurcate and separately account for the embedded derivative as a separate liability on the consolidated balance sheets at the estimated fair value upon issuance. The Company estimated the fair value of the derivative liability to be $330 upon issuance of the notes.  The amount of short-term debt recorded on the balance sheet is net of the amount of the derivative liability. The Company recorded $53 in debt discount amortization expense associated with the notes through December 31, 2015.

The Company is using the funds received from the above financings for working capital and general corporate purposes.

New Accounting Pronouncements

See Note 1, Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenue and expenses reported for each period presented are affected by these estimates and assumptions that are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, fair value of financial instruments,  and valuation allowances on deferred tax assets. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company's management in the preparation of the consolidated financial statements.

Stock based Compensation: Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton option pricing model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized on an accrual basis over the vesting period of the options.

Valuation of equity warrants: The Company values warrants issued using the Black-Scholes-Merton pricing model.

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the consolidated balance sheet as either an asset or a liability measured at their fair value, with changes in the derivative's fair value recognized currently in earnings. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked-to-market at the end of each reporting period with the gain or loss recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company used a simulated probability valuation model to value warrants containing embedded derivative instruments. Determining the appropriate fair-value model and calculating the fair value of such warrants requires considerable judgment. Any change in the estimates (specifically, probabilities) used may cause the value to be higher or lower than that reported. The assumptions used in the model require significant judgment by management and include the following: volatility, expected term, risk-free interest rate, dividends, and warrant holders' expected rate of return, reset provisions based on expected future financings, projected stock prices, and probability of exercise.

    The conversion option included within the unsecured convertible promissory notes is accounted for as a derivative liability at its estimated fair value.  The derivative is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, in the consolidated statements of operations.  The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion or maturity of the unsecured convertible promissory note purchase agreements.

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

Long-lived assets: The Company evaluates the recoverability of its long-lived assets, including intangible assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.  Estimation of future cash flows from the products considers the following additional factors:

·	legal, regulatory or contractual provisions known to the Company that limit the useful life of any product technology to less than the assigned useful life;

·	whether the Company needs to incur material costs or make modifications in order for it to continue to be able to realize the benefits afforded by the product technologies;

·	effects of obsolescence or significant competitive pressure on the Company's current or future products are expected to reduce the anticipated cash flow from the products;

·	demand for products utilizing the technology will diminish, remain stable or increase; and

·	whether the current markets for the products based on the technology will remain constant or will change over the useful lives assigned to the technologies.

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

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2015, of approximately $26,000 based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2015 and December 31, 2014

Revenue

For the year ended December 31, 2015, total revenue was $1,620, an increase of $105, or 7%, compared to total revenue of $1,515 in the prior year. For the year ended December 31, 2015, software product revenue was $738, a decrease of $28, or 4%, compared to product revenue of $766 in the prior year. Maintenance revenue for the year ended December 31, 2015, was $882, an increase of $133, or 18%, compared to maintenance revenue of $749 in the prior year. The decrease in software product revenue is primarily attributable to the timing of new products during the year. The increase in maintenance revenue is due to the sale of new enterprise licenses during 2014 and 2015 and a new maintenance contract entered into with the Company's European partner.

Cost of Sales

For the year ended December 31, 2015, cost of sales was $519, an increase of $129, or 33%, compared to cost of sales of $390 in the prior year. The increase was due primarily to higher engineering direct labor costs resulting from increased non-recurring engineering orders and maintenance during the year ended December 31, 2015 compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2015, research and development expenses were $1,771, a decrease of $160, or 8%, compared to research and development expenses of $1,931 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factors contributing to the decrease in research and development expenses were decreases in salaries and wages due to the attrition of two full time positions in the second half of 2014 and a decrease in the number of outside engineering personnel. In addition, transfers to cost of sales increased due to the increase in non-recurring engineering orders and maintenance. The decrease in engineering cost was partially offset by an increase in third party software services associated with the Company's development activities and an increase in stock-based compensation expense. For the year ended December 31, 2015, total research and development expenses before IT and cost of sales allocations were $2,350, a decrease of $4, or 0.2%, compared to $2,354 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2015, sales and marketing expenses were $980, a decrease of $284, or 22%, compared to sales and marketing expenses of $1,264 in the prior year. The decrease was primarily attributable to a decrease in salaries and wages due to the attrition of two full time positions, and decreases in other sales related overhead costs compared to the prior year partially offset by an increase in stock-based compensation expense.

General and Administrative Expenses

For the year ended December 31, 2015, general and administrative expenses were $2,175, an increase of $432, or 25%, from general and administrative expenses of $1,743 in the prior year. The increase was attributable to an increase in salaries and related costs, including stock option compensation and hiring expense, due to the addition of one accounting position compared to the prior year, and professional service fees associated with a planned secondary public offering of the Company's Common Stock.

Other Income (Expense), Net

Other income/expense, net, was an expense of $3, a decrease of $53, or 106%, compared to income of $50 in the prior year. The decrease was primarily due to the sale of one of the Company's unused trademarks to a third party in the third quarter of 2014.

Interest Expense

For the year ended December 31, 2015, related party interest expense was $31, an increase of $31 compared to related party interest expense of $0 in the prior year. The increase was primarily due to short-term borrowings in November and December of 2015. For the year ended December 31, 2015, other party interest expense was $23, a decrease of $236, or 91%, compared to other party interest expense of $259 in the prior year. The decrease in other party interest expense resulted from expensing the valuation of the warrants issued to third parties in connection with the closing of a $2,000 line of credit in May 2014 (see Liquidity and Capital Resources).

The Company recorded $53 in debt discount amortization associated with the short-term borrowings, $11 of which is attributable to related parties and $42 is attributable to other investors. There was no debt discount amortization in the prior year.

The change in fair value of derivative liabilities resulted in a non-cash gain of $18, an increase of $11, or 157%, compared to a gain of $7 in the prior year. The change in fair value is primarily due to the expiration of the related derivatives in November of 2015.

For the year ended December 31, 2015, accretion of the beneficial conversion feature on the Company's Preferred Stock with an exercise price less than the closing market price on December 31, 2015 (Series C and Series D-1 Preferred Stock) was $526, a decrease of $126, or 19%, compared to $652 in the prior year period. The decrease is due to the decrease in the closing price of the Company's Common Stock on the date of issue compared to the prior year.

The Company recorded dividends in kind on shares of its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the year ended December 31, 2015, dividends on shares of Preferred Stock were $3,176, an increase of $464, or 17%, compared to $2,712 in the prior year period. The increase was primarily due to the issuances of shares of Series D Preferred Stock in 2015 and 2014 (see Liquidity and Capital Resources).

Liquidity and Capital Resources

Cash and cash equivalents totaled $846 at December 31, 2015, compared to $775 at December 31, 2014. The increase is primarily attributable to $2,793 of funds provided by financing activities, partially offset by $2,674 of funds used in operating activities, and $48 of funds used in investing activities.

The cash used in operations was primarily attributable to the net loss of $3,917 and an $18 gain on derivative liability. These amounts were partially offset by non-cash depreciation and amortization charges of $357, amortization of debt discount of $53 and stock-based employee compensation of $575.

The cash used in investing activities of $48 resulted from the acquisition of leasehold improvements associated with the sub-lease of approximately 3,000 square feet of unutilized office space.

Proceeds from financing activities consisted of $1,268 from the issuance of short-term debt and $1,525 in net proceeds from the issuance of Series D-1 Preferred Stock.

Accounts receivable were $94 at December 31, 2015, a decrease of $28, or 23%, compared to accounts receivable of $122 at December 31, 2014. Accounts receivable at December 31, 2015 and 2014, are net of $22 and $22, respectively, of allowances provided for potentially uncollectible accounts. Sales in the Company's fourth quarter of 2015 were generated early in the quarter increasing fourth quarter collection of accounts receivable compared to 2014.

Prepaid expenses and other current assets were $372 at December 31, 2015, an increase of $292, or 365%, compared to prepaid expenses and other current assets of $80 at December 31, 2014. The increase is primarily due to certain professional fees related to a planned secondary public offering of the Company's Common.

Short-term debt was $991 at December 31, 2015 compared to $0 at December 31, 2014.  The increase is due to borrowings in November and December to provide funding needed to support the proposed public offering.

Accounts payable were $787 at December 31, 2015, an increase of $459, or 140%, compared to $328 at December 31, 2014. The increase is due to liabilities incurred associated with the proposed public offering.

Other current liabilities, which include accrued compensation of $263 at December 31, 2015, were $878 at December 31, 2015, an increase of $247, or 39%, compared to other current liabilities of $631 at December 31, 2014.  The increase is primarily due to the accrual of professional services compared to the prior year.

Deferred revenue was $839 at December 31, 2015, a decrease of $118, or 12%, compared to deferred revenue of $957 at December 31, 2014. The decrease is primarily due to the recognition of revenue from the renewal of a five-year maintenance contract with one of the Company's customers in December 2014.

Financing Transactions

For the year ended December 31, 2015, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	December 31
	2015	2014
Series A-1	$72	$82
Series B	1,272	1,149
Series C	516	468
Series D-1	715	472
Series D-2	601	541
Total	$3,176	$2,712

On February 23, 2015, the Company and Venture Champion Asia Limited, an affiliate of IGC Global Limited, mutually agreed to terminate the $2,000 Credit Agreement signed in May 2014. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, warrants to purchase 9 shares of Common Stock were likewise terminated.

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 shares of Series D-1 Preferred Stock. Investors received warrants to purchase 22 shares of Common Stock, immediately exercisable at $29 per share. In October 2015 the investors received additional warrants to purchase 18 shares of Common Stock immediately exercisable at $16 per share, and the exercise price of the March 2015 warrants were reduced to $16 per share consistent with the terms of the July 2015 financing. The warrants expire March 23, 2018. The Company ascribed a value of $442 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part.

On July 23, 2015, the Company sold for $325 in cash, net of $4 in administrative fees paid in cash to SG Phoenix, 329 shares of Series D-1 Preferred Stock. The investors received warrants to purchase 11 shares of Common Stock, immediately exercisable at $16 per share. The warrants expire July 22, 2018. The Company ascribed a value of $91 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part.

On September 29, 2015, the Company issued a demand note in the aggregate principal amount of $250 to an affiliate of the Company. This note bears interest at the rate of 10% per annum and both the principal and interest accrued are payable on demand.

In November and December 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company aggregating $1,018 in cash. Under the terms of the note purchase agreements, in November 2015, the Company issued, in exchange for a demand note, an unsecured convertible promissory note in the principal amount of $250 to an affiliate of the Company.

The principal amount of the unsecured convertible promissory notes issued in connection with the Company's unsecured debt financing in November and December 2015 bear interest at a rate of 24% per year, are due on August 25, 2016 and are convertible into shares of our common stock at the holder's option (i) prior to maturity, in the event the Company consummates an SEC registered public offering of shares of Common Stock, at a conversion price that is 30% less than the price to the public of the common stock in the public offering, or (ii) up to 60 days after maturity, at a conversion price based upon a Company pre-money valuation of $5,000,000, as determined by taking into account the outstanding shares of Common Stock and Preferred Stock, on an as-converted basis, on the maturity date of the note; provided, that following such conversion after the maturity date, each holder that converted such note will also receive cash payments, payable from 1.5% for each $100,000 of notes converted of the revenue received by the Company from its European customer to be paid quarterly on a pro rata basis, with any and all other holders who converted their notes; provided, further, however, that the total amount of cash payments that the holder will be entitled to receive will not exceed three times the aggregate principal amount of each holder's note.

The conversion option included within the unsecured convertible promissory notes was deemed to be an embedded derivative, which required the Company to bifurcate and separately account for the embedded derivative as a separate liability on the consolidated balance sheets at the estimated fair value upon issuance. The Company estimated the fair value of the derivative liability to be $330 upon issuance of the notes.  The amount of short-term debt recorded on the balance sheet is net of the amount of the derivative liability. The Company recorded $53 in debt discount amortization expense associated with the notes through December 31, 2015.

The Company is using the funds received from the above financings for working capital and general corporate purposes.

Contractual Obligations

The Company had the following material commitments as of December 31, 2015:

Contractual obligations	Total	2016	Thereafter
Operating lease commitments (1, 2)	$161	$161	-

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

2.
The Company sublet approximately 3,000 square feet of unutilized office space in August 2015.  The sub-lease will expire on October 31, 2016. The operating lease commitments are net of the sub lease amounts of $97 through 2016.

As of December 31, 2015, the Company leases facilities in the United States totaling approximately 9,600 square feet. The Company's rental expense was $271 and $289 for the years ended December 31, 2015 and 2014, respectively. In addition to the base rent, the Company pays a percentage of the increase, if any, in operating costs incurred by its landlord in such year, over the operating expenses incurred by its landlord in the base year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Any investments in fixed income securities are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2015 and 2014, and for each of the years in the two-year period ended December 31, 2015, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None
Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act (1) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Except for the remediation efforts described herein there has been no change in our internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company's directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	76	Co-Chairman and Chief Executive Officer
Michael Engmann	67	Co-Chairman
Andrea Goren	48	Director and Chief Financial Officer
William Keiper	64	President and Chief Operating Officer
Francis J. Elenio	49	Director
Stanley Gilbert	75	Director
Jeffrey Holtmeier	57	Director
David E. Welch	68	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company's Chairman and Chief Executive Officer since August 2010, and Co-Chairman since October 2015.  Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. In addition, Mr. Sassower has served as Chief Executive Officer of Xplore Technologies Corp. (NASDAQ:XPLR) since February 2006 and has been a director of Xplore Technologies Corp. and served as Chairman of its board of directors since December 2004.

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

Michael Engmann has served as the Company's Co-Chairman since October 2015. Mr. Engmann is Chairman of Engmann Options, a family trading and investment holding company and has served in that capacity since 1978. Mr. Engmann has approximately 40 years of experience in building successful financial service companies. He began his career as a trader and was one of the early market-makers in the Pacific Stock Exchange's options program. He (i) founded, in 1980, Sage Clearing Corporation, a stock and options clearing company for professional traders, which was sold to ABN Amro Inc. in 1988, (ii) founded, in 1982, Preferred Trade, Inc., a broker-dealer providing research and trade execution services, which was sold to Fimat in May 2005, and (iii) acquired in 2001 Revere Data LLC, a global financial and market data company, which was sold to Factset in 2013. Mr. Engmann's qualifications to serve on the Board of Directors include more than 40 years of business and investment experience.

Andrea Goren has served as a director since August 2010. Mr. Goren was appointed the Company's Chief Financial Officer in December 2010.  Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company's largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren has been a director of Xplore Technologies Corp. (NASDAQ:XPLR) since December 2004 and serves on its Executive Committee, and a director of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren's qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 17 years of private equity investing and his extensive experience working with management teams and boards of directors.

William Keiper was appointed the Company's President and Chief Operating Officer in December 2010. Mr. Keiper is Managing Partner of FirstGlobal Partners LLC where he specializes in working with investors and Boards of Directors in resolving issues related to business continuity, performance and sustainable value creation. Mr. Keiper has over 30 years of business experience, more than 18 of which have been in the management of software, technology and IT product distribution and services organizations. He was President and Chief Executive Officer of Hypercom Corporation (NYSE: HYC) from 2005 to 2007 and served as a member of its Board of Directors from 2000 to 2007. He was Chairman and Chief Executive Officer of Arrange Technology LLC, a software development services outsourcing company, from 2002 to 2005. From 1997 to 2002, he served as a principal in mergers and acquisitions firms serving middle market software and IT services companies. He was Chief Executive Officer of Artisoft, Inc., a public networking and communications software company, from 1993 to 1997, and its Chairman from 1995 to 1997. He held several executive positions, including President and Chief Operating Officer, of MicroAge, Inc., an indirect sales-based IT products distribution and services company, from 1986 to 1993, where he was a key executive in helping to profitably drive more than a billion-dollar revenue increase over the course of his tenure with the company.

Francis J. Elenio has served as a director since November 2015, after having served as a director of the Company from August 2010 to October 2011. Since November 2005, Mr. Elenio has served as Managing Director of Reeff Consulting LLC, a financial and business advisory firm providing outsourced accounting and consulting services for start-up to midsized companies. Mr. Elenio also served as Chief Financial Officer of Signal Point Communications Corp. from February 2011 to October 2013. Mr. Elenio has over 25 years of experience working with corporations as a strategic, solution-driven professional focused on finance and accounting, operations and turn-around management. Mr. Elenio has served at the CFO level at numerous public and private companies, including Wilshire Enterprises, Inc., a real estate investment and management company, WebCollage, Inc., an internet content integrator for manufacturers, GoAmerica, Inc., a wireless internet service provider and Roomlinx, Inc., a provider of wireless high speed internet access to hotels and conference centers. Mr. Elenio is a CPA and received an MBA. Since September 2007, Mr. Elenio has also been an Adjunct Professor of Finance at Seton Hall University. Mr. Elenio serves on the Company's audit committee. Mr. Elenio's qualifications to serve on the Board of Directors and Audit Committee include his experience as a CFO working with technology companies like iSign.

Stanley L. Gilbert has served as a director since October 2011. Mr. Gilbert has more than 45 years of experience as a lawyer with primary specialties in wills, trusts, estate planning and administration, as well as tax planning. Mr. Gilbert is Founder, and, has been President of Stanley L. Gilbert PC since 1982. Mr. Gilbert has also been a partner of a number of law firms, including Nager Korobow, Bell Kallnick Klee and Green, and Migdal Pollack Rosenkrantz and Sherman. Mr. Gilbert has served as a Director of Planned Giving at Columbia University Medical Center's Nathaniel Wharton Fund, which supports a broad variety of projects in basic research, clinical care and teaching since 2001. Mr. Gilbert was elected by a majority of iSign's Series C and Series B Preferred stockholders voting together as a separate class on an as converted to common stock basis, and serves on iSign's audit and compensation committees. Mr. Gilbert's qualifications to serve on the Board of Directors include his significant tax and accounting expertise acquired through his years of practicing law.

Jeffrey Holtmeier has served as a director since August 2011. Mr. Holtmeier has more than 25 years of successful entrepreneurship in the technology and communications fields. As CEO of GENext from 2001 to present, and through its subsidiary China US Business Development, LLC, Mr. Holtmeier has assisted many US companies in establishing relationships in China, where he also co-founded Koncept International, Inc., a Chinese-based VoIP and digital media technology company. Prior to his involvement in the Chinese market, Mr. Holtmeier founded, built over seventeen years and successfully sold InfiNET in 2001 to Teligent, a NASDAQ listed company. Mr. Holtmeier was a recipient of the prestigious Ernst & Young, NASDAQ/USA Today "Entrepreneur of the Year" award in 1999, and has served on the boards of numerous corporations and non-profit organizations. He serves on iSign's audit and compensation committees. Mr. Holtmeier's qualifications to serve on the Board of Directors include his experience as a successful entrepreneur and his experience in establishing business relationships in China.

David E. Welch has served as a director since March 2004. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm. Mr. Welch has also been Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite-based asset tracking and reporting equipment, from April 2004 to present. Mr. Welch was Vice President and Chief Financial Officer of Active

Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002.  Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with AspenBio Pharma, Inc., from 2004 to present, PepperBall Technologies, Inc. from January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado. He serves on iSign's audit and compensation committees. Mr. Welch's qualifications to serve on the Board of Directors include his significant accounting and financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.  The following Section 16 filings were not timely filed for the year ended December 31, 2015: the Form 4 for Andrea Goren dated January 5, 2015, the Form 4 for Philip Sassower dated January 5, 2015, the Form 4 for Stan Gilbert dated January 5, 2015 and March 24, 2015, the Form 4 for Jeffrey Holtmeier dated January 5, 2015 and the Form 4 for William Keiper dated January 5, 2015.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, referred to as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer, our principal financial and accounting officer, and our Chief Technology officer. A copy of the Code of Business Conduct and Ethics is posted on the Company's web site, at www.isignnow.com.

Audit Committee Financial Expert

Mr. Welch serves as the Audit Committee's financial expert. Each member of the Audit Committee is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Item 11. Executive Compensation

Summary Compensation Table (in dollars)−
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower, Co-Chairman and CEO	2015 2014	−(1) −(1)	− −	− −	$59,100 $ ─	− −	− −	− −	$59,100 $ ─
William Keiper, President	2015 2014	−(2) −(2)	− −	− −	$ 94,560 $ ─	− −	− −	− −	$94,560 $ ─
Andrea Goren, CFO	2015 2014	−(3) −(3)	− −	− −	$70,902 $ ─	− −	− −	− −	$70,902 $ ─

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no compensation.

2.	Mr. Keiper was appointed President and Chief Operating Officer on December 7, 2010. Mr. Keiper receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.
The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. Sassower has 7,001 options that are vested and exercisable within sixty days of December 31, 2015.  Mr. Keiper has 11,201 options that are vested and exercisable within sixty days of December 31, 2015. Mr. Goren has 8,401 options that are vested and exercisable within sixty days of December 31, 2015. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 9 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Keiper is retained by the Company through an Advisory Services Agreement (the "FGP Agreement") with First Global Partners, LLC ("FGP'). Mr. Keiper is Managing Partner of FGP. The term of the FGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. FGP receives a cash sum payment of $20,000 ("Cash Fee") per month. In addition, FPG is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company's Board of Directors. No performance fee was paid to FGP in 2015. Under the FGP Agreement, FGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the FGP Agreement.  The Company has agreed to pay FGP for reasonable and documented out of pocket expenses incurred for Services rendered by FGP during the term of the FGP Agreement, as long as FGP obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the "SGP Agreement") with SG Phoenix LLC ("SGP"). Mr. Goren and Mr. Sassower are managing members of SGP. The term of the SGP Agreement is two years unless terminated earlier and will automatically renew for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP receives a cash sum payment of $15,000 ("Cash Fee") per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the Cash Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company's Board of Directors. No performance fee was paid to SGP in 2015. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement.  The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2015

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Co-Chairman and CEO	800(1) 4,766(2) 600(3)	─ (1) 434(2) 1,800(3)	$82 $57 $29	01/28/2018 01/03/2020 01/05/2022
William Keiper, President and COO	6,400(4) 2,933(5) 961(6)	─(4) 267(5) 2,879(6)	$32 $57 $29	08/11/2018 01/03/2020 01/05/2022
Andrea Goren, Chief Financial Officer	800(7) 4,000(8) 2,200(9) 720(10)	─ (7) ─ (8) 200(9) 2,160(10)	$82 $32 $57 $29	01/28/2018 08/11/2018 01/03/2020 01/05/2022

(1)	Mr. Sassower's 800 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
(2)	Mr. Sassower's 5,200 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
(3)	Mr. Sassower's 2,400 options were granted on January 5, 2015, vest pro rata quarterly over three years, and expire on January 5, 2022.
(4)	Mr. Keiper's 6,400 options were granted on August 11, 2011, vest pro rata monthly over two years, and expire on August 11, 2018
(5)	Mr. Keiper's 3,200 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
(6)	Mr. Keiper's 3,840 options were granted on January 5, 2015, vest pro rata quarterly over three years, and expire on January 5, 2022.
(7)	Mr. Goren's 800 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
(8)	Mr. Goren's 4,000 options were granted on August 11, 2011, vest pro rata quarterly over three years, and expire on August 11, 2018.
(9)	Mr. Goren's 2,400 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
(10)	Mr. Goren's 2,880 options were granted on January 5, 2015, vest pro rata quarterly over three years, and expire on January 5, 2022.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2015 and 2014.

Director Compensation

The following table provides information regarding the compensation of the Company's non-employee directors for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Current Directors
Francis J. Elenio	$ ─	$ ─	$7,500	$ ─	$ ─	$ ─	$7,500
Michael Engmann	$ ─	$ ─	$7,500	$ ─	$ ─	$ ─	$7,500
Stanley Gilbert	$ ─	$ ─	$19,700	$ ─	$ ─	$ ─	$19,700
Jeffrey Holtmeier	$ ─	$ ─	$19,700	$ ─	$ ─	$ ─	$19,700
David Welch	$ ─	$ ─	$20,094	$ ─	$ ─	$ ─	$20,094

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 25, 2016, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group.  Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person's address is c/o iSign Solutions Inc., 275 Shoreline Drive, Suite 500, Redwood Shores, California 94065-1413. The amounts are not stated in thousands.

	Common Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D-1 Preferred Stock		Series D-2 Preferred Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)	Number of Shares (2)	Percent Of Class (2)	Number of Shares (3)	Percent Of Class (3)	Number of Shares (4)	Percent Of Class (4)	Number of Shares (5)	Percent of Class (5)	Number of Shares (5)	Percent of Class (5)
Philip S. Sassower (6)	1,015,450	87.9%	−	−	8,026,301	59.4%	2,427,083	44.2%	1,503,759	18.6%	203,508	3.2%
Andrea Goren (7)	945,473	87.0%	−	−	8,060,592	59.6%	2,389,299	43.5%	1,065,970	13.2%	114,477	1.8%
Stanley Gilbert (8)	116,978	19.6%	−	−	171,450	1.3%	475,654	8.7%	148,142	1.8%	157,451	2.5%
Jeffrey Holtmeier (9)	5,061	2.6%	−	−	−	−	−	−	−	−	30,241	*
David E. Welch (10)	1,580	*	−	−	−	−	−	−	−	−	−	−
William Keiper (11)	51,084	21.4%	−	−	−	−	387,367	7.1%	−	−	−	−
Francis J. Elenio (12)	134	*	−	−	−	−	−	−	−	−	−	−
Michael Engmann (13)	532,374	74.6%	564,364	59.6%	647,373	4.8%	167,366	3.0%	2,349,554	29.1%	311,780	4.9%
All directors and executive officers as a group (6 persons) (14)	1,911,357	93.8%	564,364	59.6%	8,879,415	65.7%	3,475,655	63.3%	4,092,645	50.7%	711,751	11.2%

5% Shareholders
Phoenix Venture Fund LLC (15)	918,657	86.6%	−	−	8,026,301	59.4%	2,371,114	43.2%	−	−	−	−
___________
*            Less than 1%.

1.
Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, including shares of Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), Series B Participating Convertible Preferred Stock (the "Series B Preferred"), Series C Participating Convertible Preferred Stock  (the "Series C Preferred") and Series D Preferred Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 25, 2016. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 25, 2016, or securities convertible into Common Stock within 60 days of March 25, 2016 are deemed outstanding and held by the holder of such shares of Common Stock, options, warrants, or the other convertible securities listed above for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on 187,446 shares of Common Stock, 947,384 shares of Series A-1 Preferred Stock, 13,523,427 shares of Series B Preferred Stock, 5,491,260 shares of Series C Preferred Stock, 8,076,429 shares of Series D-1 Preferred Stock and 6,380,348 shares of Series D-2 Preferred Stock outstanding as of March 25, 2016. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of shares of Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D-1 Preferred Stock and Series D-2 Preferred Stock.

2.
Each outstanding share of Series A-1 Preferred Stock is presently convertible into 0.05145 shares of Common Stock. The shares of Series A-1 Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series A-1 Preferred Stock stated in these columns reflect ownership of shares of Series A-1 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series A-1 Preferred Stock at this ratio. The percentage of beneficial ownership of Series A-1 Preferred Stock beneficially owned is based on 947,384 shares of Series A-1 Preferred Stock outstanding as of March 25, 2016.

3.
Each outstanding share of Series B Preferred Stock is presently convertible into 0.07715 shares of Common Stock. The shares of Series B Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series B Preferred Stock stated in these columns reflect ownership of shares of Series B Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock at this ratio. The percentage of beneficial ownership of Series B Preferred Stock beneficially owned is based on 13,523,427 shares of Series B Preferred Stock outstanding as of March 25, 2016.

4.
Each outstanding share of Series C Preferred Stock is presently convertible into 0.10296 shares of Common Stock. The shares of Series C Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series C Preferred Stock stated in these columns reflect ownership of shares of Series C Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series C Preferred Stock at this ratio. The percentage of beneficial ownership of Series C Preferred Stock beneficially owned is based on 5,491,260 shares of Series C Preferred Stock outstanding as of March 25, 2016.

5.
Each share of Series D-1 Preferred Stock is presently convertible into 0.13817 shares of Common Stock and each share of Series D-2 Preferred Stock is presently convertible into 0.11662 shares of Common Stock. There are 8,076,429 shares of Series D-1 Preferred Stock, and 6,380,348 shares of Series D-2 Preferred Stock outstanding as of March 25, 2016. The shares of Series D Preferred Stock beneficially owned and the respective percentages of beneficial ownership of Series D Preferred Stock stated in these columns reflect ownership of shares of Series D-1 Preferred Stock and Series D-2 Preferred Stock, and not shares of Common Stock issuable upon conversion of shares of Series D-1 Preferred Stock and Series D-2 Preferred Stock at the above ratios.

6.
Represents (a) 47,566 shares of Common Stock, (b) 7,001 shares issuable to Mr. Sassower upon the exercise of options exercisable within 60 days of March 25, 2016, (c) 468,689 shares of Common Stock issuable upon the conversion of 8,026,301 shares of Series B Preferred Stock, (d) 249,893 shares of Common Stock issuable upon the conversion of 2,427,083 shares of Series C Preferred Stock, (e) 207,773 shares of Common Stock issuable upon the conversion of 1,503,759 shares of Series D-1 Preferred Stock (f) 12,998 shares of Common Stock issuable upon the conversion of 203,508 shares of Series D-2 Preferred Stock and (g) 21,530 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix Venture Fund LLC (Phoenix), SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 15 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower's address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund LLC	Phoenix Enterprises Family Fund LLC	Phoenix Banner Holdings LLC	Total
Common Shares	2,044		2,234	43,288			47,566
Stock Options	7,001						7,001
Series B Preferred Stock As If Converted to Common Stock				468,689			468,689
Series C Preferred Stock As If Converted to Common Stock				244,130	5,763		249,893
Series D-1 Preferred Stock As If Converted to Common Stock	73,088					134,685	207,773
Series D-2 Preferred Stock As If Converted to Common Stock	671					12,327	12,998
Warrants	8,225	2,400				10,905	21,530
Total	91,029	2,400	2,234	756,107	5,763	157,917	1,015,450

7.
Represents (a) 45,537 shares of Common Stock, (b) 8,401 shares issuable upon the exercise of options exercisable within 60 days of March 25, 2016, (c) 470,691 shares of Common Stock issuable upon the conversion of 8,060,592 shares of Series B Preferred Stock, (d) 246,002 shares of Common Stock issuable upon the conversion of 2,389,299 shares of Series C Preferred Stock, (e) 147,285 shares of Common Stock issuable upon the conversion of 1,065,970 shares of Series D-1 Preferred Stock (f) 13,350 shares of Common Stock issuable upon the conversion of 114,477 shares of Series D-2 Preferred Stock and (g) 14,207 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 15 below for information concerning Phoenix's beneficial ownership. Mr. Goren is managing member of Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren's address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund LLC	Phoenix Banner Holdings LLC	Total
Common Shares	15			2,234	43,288		45,537
Stock Options	8,401						8,401
Series B Preferred Stock As If Converted to Common Stock		2,002			468,689		470,691
Series C Preferred Stock As If Converted to Common Stock		1,872			244,130		246,002
Series D-1 Preferred Stock As If Converted to Common Stock		12,600				134,685	147,285
Series D-2 Preferred Stock As If Converted to Common Stock		1,023				12,327	13,350
Warrants		902	2,400			10,905	14,207
Total	8,416	18,399	2,400	2,234	756,107	157,917	945,473

8.
Represents (a) 7,981 shares of Common Stock, (b) 1,534 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2016, (c) 13,227 shares of Common Stock issuable upon the conversion of 171,450 shares of Series B Preferred Stock, (d) 48,973 shares of Common Stock issuable upon the conversion of 475,654 shares of Series C Preferred Stock, (e) 20,469 shares of Common Stock issuable upon the conversion of 148,142 shares of Series D-1 Preferred Stock, (f) 18,362 shares of Common Stock issuable upon the conversion of 157,451 shares of Series D-2 Preferred Stock and (g) 6,432 shares of Common Stock issuable upon the exercise of warrants (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common Shares	4,815	22	1,426	1,718	7,981
Stock Options	1,534				1,534
Series B Preferred Stock As If Converted to Common Stock	13,227				13,227
Series C Preferred Stock As If Converted to Common Stock	48,973				48,973
Series D-1 Preferred Stock As If Converted to Common Stock	20,469				20,469
Series D-2 Preferred Stock As If Converted to Common Stock	18,362				18,362
Warrants	6,432				6,432
Total	113,812	22	1,426	1,718	116,978

9.
Represents 1,534 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2016, and 3,527 shares of Common Stock issuable upon the conversion of 30,241 shares of Series D-2 Preferred Stock owned by Genext, LLC ("Genext").  As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by Genext.

10.	Represents 1,580 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2016.

11.
Represents 11,201 shares of Common Stock issuable upon the exercise of options owned by Mr. Keiper, exercisable within 60 days of March 25, 2016, and 39,883 shares issuable upon the conversion of 387,367 shares of Series C Preferred Stock owned by FirstGlobal. As manager of FirstGlobal, Mr. Keiper has the power to vote and dispose of the shares of Common Stock held by FirstGlobal and, accordingly, Mr. Keiper may be deemed to be the beneficial owner of the shares owned by FirstGlobal.

12.	Represents 134 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2016.

13.
Represents (a) 6,197 shares of Common Stock beneficially owned by Mr. Engmann, (b) 134 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 25, 2016 (c) 29,034 shares of Common Stock issuable upon the conversion of 564,364 shares of Series A-1 Preferred Stock beneficially owned by Mr. Engmann, (d) 49,942 shares of Common Stock issuable upon the conversion of 647,373 shares of Series B Preferred Stock beneficially owned by Mr. Engmann, (e) 17,232 shares of Common Stock issuable upon the conversion of 167,366 shares of Series C Preferred Stock beneficially owned by Mr. Engmann, (f) 324,636 shares of Common Stock issuable upon the conversion of 2,349,554 shares of Series D-1 Preferred Stock, (g) 36,359 shares of Common Stock issuable upon the conversion of 311,780 shares of Series D-2 Preferred Stock beneficially owned by Mr. Engmann, and (g) an aggregate of 68,840 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 25, 2016 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann's address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common Shares	1,969	995	3,233	6,197
Stock Options	134			134
Series A-1 Preferred Stock As If Converted to Common Stock	15,599	13,435		29,034
Series B Preferred Stock As If Converted to Common Stock	9,644	40,298		49,942
Series C Preferred Stock As If Converted to Common Stock	361	16,871		17,232
Series D-1 Preferred Stock As If Converted to Common Stock	324,636			324,636
Series D-2 Preferred Stock As If Converted to Common Stock	36,359			36,359
Warrants	68,840			68,840
Total	457,542	71,599	3,233	532,374

14.
Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 15 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes 30,508,451 shares issuable upon the exercise of options within 60 days of March 25, 2016.

15.
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

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	Phoenix Banner Holding	Total
Common Shares	43,288	2,234		45,522
Series B Preferred Stock As If Converted to Common Stock	468,689			468,689
Series C Preferred Stock As If Converted to Common Stock	244,130			244,130
Series D-1 Preferred Stock As If Converted to Common Stock			134,684	134,684
Series D-2 Preferred Stock As If Converted to Common Stock			12,327	12,327
Warrants		2,400	10,905	13,305
Total	756,107	4,634	157,916	918,657

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2011 Stock Compensation Plan	83	$50	38
Equity Compensation Plans Not Approved by Security Holders
2009 Stock Compensation Plan	1	$100	6
Total:	84	$50	44

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

Director Independence

The Board of Directors has determined that Messrs. Gilbert, Holtmeier, Elenio and Welch are "independent," as defined under the rules of the NASDAQ Stock Market relating to director independence, and Messrs. Sassower, Engmann and Goren are not independent under such rules. Messrs. Welch, Gilbert, and Holtmeier serve on the Compensation Committee of the Board of Directors. Each of the members of the Compensation Committee is independent under the rules of the NASDAQ Stock Market relating to director independence. Messrs. Welch, Elenio and Holtmeier serve on the Audit Committee of the Board of Directors. Under the applicable rules of the NASDAQ Stock Market and the SEC relating to independence of Audit Committee members, the Board of Directors has determined that Messrs. Welch and Elenio are independent.

Related Party Transactions

Phoenix is the beneficial owner of approximately 86.6% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

In the March 2015 private placement of shares of Series D-1 Preferred Stock, the Company received $1,000 and $100 from Michael Engmann and Mr. Gilbert, respectively, and issued 1,000 and 100 shares of Series D-1 Preferred Stock to the related parties, respectively. In addition, Mr. Engmann and Mr. Gilbert received 18 and 2 warrants to purchase shares of the Company's Common Stock at an exercise price of $16 per share at closing. The Company paid a $33 administrative fee in cash to SG Phoenix.

In the July 2015 private placement of shares of Series D-1 Preferred Stock, the Company received $200 from Michael Engmann and issued 200 shares of Series D-1 Preferred Stock to the related party. In addition, Mr. Engmann received 7 warrants to purchase shares of the Company's Common Stock at an exercise price of $16 per share at closing. The Company paid a $4 administrative fee in cash to SG Phoenix.

Pursuant to the terms of the July 2015 financing Mr. Engmann and Mr. Gilbert received warrants to purchase an additional 15 and 2 shares of the Company's Common Stock, respectively, at an exercise price of $16 per share, for the investment in the March 2015 private placement.

On September 29, 2015, the Company issued a demand note to Michael Engmann in the aggregate principal amount of $250. This note bore interest at the rate of 10% per annum and both the principal and interest accrued were payable on demand. In November 2015, the Company entered into note purchase agreements with Michael Engmann and other investors. Under the terms of the note purchase agreement, in November 2015, the Company issued, in exchange for the demand note, an unsecured convertible promissory note in the principal amount of $250 to Mr. Engmann.

The principal amount of the unsecured convertible promissory notes issued in connection with the Company's unsecured debt financing in November and December 2015 bear interest at a rate of 24% per year, are due on August 25, 2016 and are convertible into shares of our common stock at the holder's option (i) prior to maturity, in the event the Company consummates an SEC registered public offering of shares of common stock, at a conversion price that is 30% less than the price to the public of the common stock in the public offering, or (ii) up to 60 days after maturity, at a conversion price based upon a Company pre-money valuation of $5,000,000, as determined by taking into account the outstanding shares of common stock and preferred stock, on an as-converted basis, on the maturity date of the note; provided, that following such conversion after the maturity date, each holder that converted such note will also receive cash payments, payable from 1.5% for each $100,000 of notes converted of the revenue received by the Company from Cegedim to be paid quarterly on a pro rata basis, with any and all other holders who converted their notes; provided, further, however, that the total amount of cash payments that the holder will be entitled to receive will not exceed three times the aggregate principal amount of each holder's note.

The Company recorded $53 in debt discount amortization associated with the short-term borrowings, $11 of which is attributable to related parties through December 31, 2015.

During the year ended December 31, 2015, the Company exercised its option to make preferred dividend payments in kind. For the year ended December 31, 2015, the Company issued 72 shares of Series A-1 Preferred Stock, of which 43 were to related parties, 1,272 shares of Series B Preferred Stock, of which 834 were to related parties, 516 shares of Series C Preferred Stock, of which 274 were to related parties, 714 shares of Series D-1 Preferred Stock, of which 350 were to related parties, and 602 shares of Series D-2 Preferred Stock, of which 74 were to related parties.

Interest expense associated with the Company's indebtedness for the years ended December 31, 2015 and 2014, was $54 and $0, respectively, of which $31 and $0, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. Armanino LLP has been the Company's auditors since August 2014. PMB Helin Donovan was the Company's auditors from May 2011 to August 2014. During fiscal years 2015 and 2014, the fees for audit and other services performed by PMB Helin Donovan and Armanino LLP for the Company were as follows:

Nature of Service	Armanino LLP			PMB Helin Donavan
	2015	2014		2015		2014
Audit Fees	$78,867 (41%)		$14,433 (100%)		$1,950(11%)		$83,445 (92%)
Audit-Related Fees	$58,320 (31%)	$	−	$	−		$-%)
Tax Fees	$14,434 (8%)	$	−	$	−		$7,300 (8%)
All Other Fees	$38,687 (20%)	$	−		$15,985(89%)	$	−
Total	$190,308 (100%)		$14,443 (100%)		$17,935(100%)		$104,200 (100%)

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

Exhibit Number	Document
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

Exhibit Number	Document
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

10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.

Exhibit Number	Document
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company's Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company's Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company's Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company's Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company's Quarterly Report on Form 10-Q filed November 16, 2015.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.2	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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

iSign Solutions Inc.

By:	/s/ Andrea Goren Andrea Goren (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date:   April 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 6, 2016.

Date	Signature	Title
April 6, 2016	/s/ Philip S. Sassower Philip S. Sassower	Co-Chairman and Chief Executive Officer (Principal Executive Officer)
April 6, 2016	/s/ Michael Engmann Michael Engmann	Co-Chairman
April 6, 2016	/s/ Andrea Goren Andrea Goren	Director, Chief Financial Officer (Principal Financial and Accounting Officer)
April 6, 2016	/s/ Francis J. Elenio Francis J. Elenio	Director
April 6, 2016	/s/ Stanly Gilbert Stanley Gilbert	Director
April 6, 2016	/s/ Jeffrey Holtmeier Jeffrey Holtmeier	Director
April 6, 2016	/s/ David Welch David Welch	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
iSign Solutions Inc.
Redwood Shores, CA

We have audited the accompanying consolidated balance sheets of iSign Solutions Inc., formerly known as Communication Intelligence Corporation, and subsidiary (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in deficit, and cash flows for each of the years in the two-year period ended December 31, 2015.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were engaged to perform, an audit of the Company's internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSign Solutions Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

ArmaninoLLP
San Ramon, California
April 6, 2016

iSign Solutions Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)
	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$846	$775
Accounts receivable, net of allowance of $22 at December 31, 2015 and 2014, respectivley	94	122
Prepaid expenses and other current assets	372	80

Total current assets	1,312	977
Property and equipment, net	44	11
Intangible assets, net	591	933
Other assets	29	29

Total assets	$1,976	$1,950

Liabilities and Deficit
Current liabilities:
Accounts payable	$787	$328
Short – term debt, net	991	−
Accrued compensation	263	293
Other accrued liabilities	615	338
Deferred revenue	384	257
Derivative liability	330	-
Total current liabilities	3,370	1,216
Deferred revenue long-term	455	700
Deferred rent	−	41
Derivative liability	−	18
Other long-term liabilities	21	28
Total liabilities	3,846	2,003
Commitments and contingencies (Note 10)
Equity (deficit):
Series A-1 Preferred Stock, $0.01 par value; 2,000 shares authorized; 947 and 875 shares issued and outstanding at December 31, 2015 and 2014, respectively ($947 liquidation preference at December 31, 2015)	947	875
Series B Preferred Stock, $0.01 par value; 14,000 shares authorized; 13,523 and 12,251 shares issued and outstanding at December 31, 2015 and 2014, respectively ($20,285 liquidation preference at December 31, 2015)	11,653	10,381
Series C Preferred Stock, $0.01 par value; 10,000 shares authorized; 5,491 and 4,975 shares issued and outstanding at December 31, 2015 and 2014, respectively ($8,237 liquidation preference at December 31, 2015)	6,069	5,553
Series D-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 8,077 and 5,800 shares issued and outstanding at December 31, 2015 and 2014, respectively ($8,077 liquidation preference at December 31, 2015)	6,866	5,139
Series D-2 Preferred Stock, $0.01 par value; 10,000 shares authorized; 6,321 and 5,720 shares issued and outstanding at December 31, 2015 and 2014, respectively ($6,321 liquidation preference at December 31, 2015)	5,272	4,671
Common stock, $0.01 par value; 2,000,000 shares authorized; 187 and 187 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	2
Treasury shares, 5 at December 31, 2015 and December 31, 2014, respectively	(325)	(325)
Additional paid‑in‑capital	95,312	97,400
Accumulated deficit	(127,116)	(123,199)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders' equity (deficit)	(1,334)	483
Non-controlling interest	(536)	(536)
Total deficit	(1,870)	(53)
Total liabilities and deficit	$1,976	$1,950

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Revenue:
Product	$738	$766
Maintenance	882	749
	1,620	1,515
Operating costs and expenses:
Cost of sales:
Product	287	199
Maintenance	232	191
Research and development	1,771	1,931
Sales and marketing	980	1,264
General and administrative	2,175	1,743

	5,445	5,328

Loss from operations	(3,825)	(3,813)

Other income (expense), net	(3)	50
Interest expense:
Related party	(31)	−
Other	(23)	(259)
Amortization of debt discount
Related party	(11)	−
Other	(42)	−
Gain on derivative liability	18	7
Net loss	(3,917)	(4,015)
Preferred stock:
Accretion of beneficial conversion feature:
Related party	(457)	(208)
Other	(69)	(444)
Preferred stock dividends:
Related party	(1,576)	(1,364)
Other	(1,600)	(1,348)
Income tax expense	−	−
Net loss before non-controlling interest	(7,619)	(7,379)
Net loss attributable to non-controlling interest	−	−
Net loss attributable to common stockholders	$(7,619)	$(7,379)
Basic and diluted loss per common share	$(41)	$(39)
Weighted average common shares outstanding, basic and diluted	187	187

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.
Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014

Net loss:	$(3,917)	$(4,015)
Other comprehensive income, net of tax
Foreign currency translation adjustment , net	−	−

Total comprehensive loss	$(3,917)	$(4,015)

See accompanying notes to these Consolidated Financial Statements

	Series A-1 Preferred Shares Outstanding	Series A-1 Preferred Shares Amount	Series B Preferred Shares Outstanding	Series B Preferred Shares Amount	Series C Preferred Shares Outstanding	Series C Preferred Shares Amount	Series D-1 Preferred Shares Outstanding	Series D-1 Preferred Shares Amount	Series D-2 Preferred Shares Outstanding	Series D-2 Preferred Shares Amount	Common Shares Outstanding	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2013	1,031	$1,031	11,102	$9,232	4,508	$5,086	3,415	$3,345	4,783	$4,002	186	$2	$(325)	$98,560	$(119,184)	$(536)	$(14)	$1,199

Stock-based employee compensation														298				298
Common shares issued in connection with the conversion of Series A-1 preferred shares	(238)	(238)												238				−
Common shares issued in connection with the conversion of Series C preferred shares					(1)	(1)					1	-		1				−
Series D-1 preferred shares issued in a private placement for cash, net of offering expenses of $85							1,913	1,828										1,828
Series D-2 preferred shares issued in a private placement for cash, net of offering expenses of $16									397	381								381
Beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								(253)						253				−
Accretion of beneficial conversion feature on Series D-1 preferred shares issued in a private placement for cash								253						(253)				−
Beneficial conversion feature on Series D-2 preferred shares issued in a private placement for cash										(52)				52				−
Accretion of beneficial conversion feature on Series D-2 preferred shares issued in a private placement for cash										52				(52)				−
Cost of warrants issued with Series D-1 preferred shares issued in a private placement for cash								(506)						506				−
Cost of warrants issued with Series D-2 preferred shares issued in a private placement for cash										(253)				253				−
Cost of warrants issued in connection with a line of credit														258				258
Preferred share dividends, paid in kind	82	82	1,149	1,149	468	468	472	472	540	541				(2,712)				-
																		-
Beneficial conversion feature on preferred shares dividends issued in kind						(152)		(195)						347				−
Accretion of beneficial conversion feature on preferred shares dividends issued in kind						152		195						(347)				−
Change in derivative value of expired warrants														(2)				(2)
Net loss attributable to non-controlling interest																−		-
Comprehensive loss
Net loss															(4,015)			(4,015)
Foreign currency translation adjustment																	−	-
Balance as of December 31, 2014	875	$875	12,251	$10,381	4,975	$5,553	5,800	$5,139	5,720	$4,671	187	$2	$(325)	$97,400	$(123,199)	$(536)	$(14)	$(53)
Stock-based employee compensation														575				575
Preferred share dividends, paid in kind	72	72	1,272	1,272	516	516	715	715	601	601				(3,176)				−
Beneficial conversion feature on preferred shares dividends issued in kind						(13)		(15)						28				−
Accretion of beneficial conversion feature on preferred shares dividends issued in kind						13		15						(28)				−
Series D-1 preferred shares issued in a private placement for cash, net of offering expenses of $37							1,562	1,525										1,525
Beneficial conversion feature on Series D-1 preferred shares issued in a private placement								(498)						498				−
Accretion of beneficial conversion feature Series D-1 preferred shares issued in a private placement								498						(498)				−
Cost of warrants issued with the Series D-1 private placement								(513)						513				−
Net loss attributable to non-controlling interest																−		−
Comprehensive loss																	−	−
Net loss															(3,917)			(3,917)
Foreign currency translation adjustment																		−
Balance as of December 31, 2015	947	$947	13,523	$11,653	5,491	$6,069	8,077	$6,866	6,321	$5,272	187	$2	$(325)	$95,312	$(127,116)	$(536)	$(14)	$(1,870)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.
Consolidated Statements of Cash Flows
(In thousands)
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,917)	$(4,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	367
Amortization of debt discount	53	−
Stock-based employee compensation	575	298
Warrants issued in connection with line of credit	−	258
Gain on derivative liability	(18)	(7)
Gain on sale of trademark	−	(50)
Changes in operating assets and liabilities:
Accounts receivable, net	28	288
Prepaid expenses and other current assets	(292)	(23)
Accounts payable	459	1
Accrued compensation	(30)	(22)
Other accrued liabilities	229	87
Deferred revenue	(118)	393
Net cash used in operating activities	(2,674)	(2,425)

Cash flows from investing activities: Acquisition of property and equipment	(48)	(4)
Net cash used in investing activities	(48)	(4)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	1,268	−
Net proceeds from issuance of Series D-1 preferred shares	1,525	1,828
Net proceeds from issuance of Series D-2 preferred shares	−	381
Proceeds from sale of trademark	−	50
Net cash provided by financing activities	2,793	2,259

Net increase (decrease) in cash and cash equivalents	71	(170)
Cash and cash equivalents at beginning of period	775	945
Cash and cash equivalents at end of period	$846	$775

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

Supplemental disclosure of cash flow information:
	December 31,
	2015		2014
Supplementary disclosure of cash flow information
Interest paid		$5		$1

Non-cash financing and investing transactions

Dividends on preferred shares		$3,176		$2,712
Conversion of Series A-1 Preferred shares into Common Stock	$	−		$238
Conversion of Series C Preferred Stock into Common Stock	$	−		$1
Conversion of demand note into unsecured promissory note		$250	$	−
Derivative liability related to demand note		$330	$	−
Accretion of beneficial conversion feature on Preferred Share dividends
Series C Preferred Stock		$13		$152
Series D-1 Preferred Stock		$15		$195
Accretion of beneficial conversion feature on Preferred Shares issued
Series D-1 Preferred Stock		$498		$253
Series D-2 Preferred Stock	$	−		$52

Warrants issued in connection with Series D financing		$513		$759

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

The Company:

On January 21, 2016, iSign Solutions Inc. (the "Company" or "iSign") filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company's outstanding shares of common stock.  The reverse split became effective at 9:01 a.m. on January 22, 2016. The information with respect to common stock for the years ended December 31, 2015 and 2014 have been retroactively restated to give effect to the 1-for-1,250 reverse split.

On November 30, 2015, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority, ("FINRA"), requesting that the name change to iSign Solutions, Inc. and a change to the trading symbol of its common stock from "CICI" to "ISGN" be approved. On December 11, 2015, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to change its name from Communication Intelligence Corporation to iSign Solutions Inc. Pursuant to FINRA rules, the change in the Company's name and trading symbol became effective at the open of business on December 14, 2015.

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. iSign's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company's products and services result in legally binding transactions that are compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of enterprise software solutions within the financial services and insurance industries and has delivered significant expense reduction by enabling complete document and workflow automation and the resulting reduction in mailing, scanning, filing and other costs related to the use of paper.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core DTM technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well as signature verification, cryptography and the logging of audit trails to show signers' intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company's products include SignatureOne® Ceremony™ Server, Sign-it® and the iSign® family of products and services.

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2015, the Company's accumulated deficit was $127,116. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2015, the Company's cash balance was $846. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of consolidation:

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, and include the accounts of iSign Solutions Inc. and its 90%

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

-owned Joint Venture in the People's Republic of China. All inter-company accounts and transactions have been eliminated.  All amounts shown in the accompanying consolidated financial statements are in thousands of dollars except per share amounts.

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

The Company's assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2015 and December 31, 2014, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2015 and December 31, 2014, the carrying values of accounts receivable and accounts payable approximated their fair values.

Treasury Stock:

Shares of common stock returned to, or repurchased by, the Company are recorded at cost and are included as a separate component of stockholders' equity (deficit).

Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account titled treasury stock. The equity accounts that were credited for the original share issuance (common stock, additional paid-in capital, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to additional paid-in capital. Any deficiency is charged to accumulated deficit (unless additional paid-in capital from

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

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

The conversion option included within the unsecured convertible promissory notes is accounted for as a derivative liability at its estimated fair value.  The derivative is subject to remeasurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, in the consolidated statements of operations.  The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion or maturity of the unsecured convertible promissory note purchase agreements.

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2015	2014
Cash in bank	$846	$775
Money market funds	–	–

Cash and cash equivalents	$846	$775

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions. The costs associated with equity financings, such as in the sale Common or Preferred Stock, are netted against the proceeds of the offering. In the case of note financings, costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.  There were no financing costs amortized to interest expense for the years ended December 31, 2015 and 2014, respectively.

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)
1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to expense as incurred.  Depreciation expense was $15 and $10 for the years ended December 31, 2015 and 2014, respectively.

Intangible Assets:

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $342 and $357 for the years ended December 31, 2015 and 2014, respectively. The estimated remaining weighted average useful lives of the intangible assets are two years.

Future intangible asset amortization is as follows:

Year Ended December 31,
2016	$322
2017	269
Total	$591

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets, including intangible assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded during the two years ended December 31, 2015 and 2014, respectively.

Share-based payment:

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. The grant date fair value of share-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model. Forfeitures of share-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and it is assumed no dividends will be declared.  The estimated fair value of share-based compensation awards to employees is amortized over the vesting period of the options.

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

iSign Solutions Inc.
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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2015 and 2014 was $8 and $46, respectively.

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

The number of shares of Common Stock subject to outstanding options, preferred shares on an as converted basis and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2015	December 31, 2014
Common Stock subject to outstanding options	82	58
Series A-1 Preferred Stock	50	45
Series B Preferred Stock	1,044	945
Series C Preferred Stock	565	512
Series D-1 Preferred Stock	1,116	801
Series D-2 Preferred Stock	737	667
Warrants outstanding	206	171

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

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Foreign currency translation (continued):

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2015 and 2014 were insignificant.

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

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2015	2014	2015	2014
Customer #1	−	44%	13%	−
Customer #2	20%	19%	10%	12%
Customer #3	−	−	−	12%
Customer #4	−	−	24%	11%
Customer #5	18%	10%	−	−
Customer #6	20%	−	−	−
Customer #7	39%	−	−	−
Total concentration	97%	73%	47%	35%

The following table summarizes sales concentrations:

	December 31, 2015	December 31, 2014
Sales within the United States	93%	99%
Sales outside of the United States	7%	1%
Total	100%	100%

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

3.	Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2015	2014
Machinery and equipment	$1,248	$1,235
Office furniture and fixtures	435	435
Leasehold improvements	125	90
Purchased software	323	323

	2,131	2,083
Less accumulated depreciation and amortization	(2,087)	(2,072)

	$44	$11

4.	Intangible assets:

Intangible assets, net consists of the following at December 31:

	Weighted Average Amortization Period (Years)	2015	2014
Technology	2	$6,745	$6,745
Less accumulated amortization		(6,154)	(5,812)
		$591	$933

The nature of the underlying technology of our intangible assets can be referred to as ''transaction-enabling,'' ''digital authentication'' and ''business process work flow.'' This technology includes various forms of electronic signature methods, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, authentication, cryptography and the logging of audit trails to prove signers' intent. Our technologies enable the appending of secure, legal and regulatory compliant electronic signatures coupled with an enhanced user experience at a fraction of the time and cost required by traditional, paper-based processes for signature capture. The Company does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing its technology, and believes that the current markets for its products based on technology will remain constant or will grow over the remaining useful lives assigned to its intangible assets because of business environments encouraging the use of electronic signatures.

5.	Chinese Joint Venture (Non-Controlling Interest):

The Company currently owns 90% of a joint venture (the "Joint Venture") with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. The Joint Venture's business license expires October 18, 2043. There were no significant operations in 2015 or 2014.

The Joint Venture had no revenue for the years ended December 31, 2015 and 2014, respectively. It had no long-lived assets as of December 31, 2015 and 2014.

6.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services. The estimates are for current liabilities that should be extinguished within one year.

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

6.	Other accrued liabilities (continued):

The Company had the following other accrued liabilities at December 31:

	2015	2014
Accrued professional services	$23	$8
Rents	19	44
Management fees	503	280
Accrued interest	49	-
Other	21	6
Total	$615	$338

7.	Debt:

Short-term notes payable:

In September 2015, the Company issued a demand note for an aggregate amount of $250 to an affiliate of the Company. This note bears interest at the rate of 10% per annum and both the principal and interest accrued are payable on demand.

In November and December 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company aggregating $1,018 in cash. Under the terms of the note purchase agreements, in November 2015, the Company issued, in exchange for a demand note, an unsecured convertible promissory note in the principal amount of $250 to an affiliate of the Company.

The principal amount of the unsecured convertible promissory notes issued in connection with the Company's unsecured debt financing in November and December 2015 bear interest at a rate of 24% per year, are due on August 25, 2016 and are convertible into shares of our Common Stock at the holder's option (i) prior to maturity, in the event the Company consummates an SEC registered public offering of shares of common stock, at a conversion price that is 30% less than the price to the public of the Common Stock in the public offering, or (ii) up to 60 days after maturity, at a conversion price based upon a Company pre-money valuation of $5,000,000, as determined by taking into account the outstanding shares of Common Stock and Preferred Stock, on an as-converted basis, on the maturity date of the note; provided, that following such conversion after the maturity date, each holder that converted such note will also receive cash payments, payable from 1.5% for each $100,000 of notes converted of the revenue received by the Company from its European customer to be paid quarterly on a pro rata basis, with any and all other holders who converted their notes; provided, further, however, that the total amount of cash payments that the holder will be entitled to receive will not exceed three times the aggregate principal amount of each holder's note.

The conversion option included within the unsecured convertible promissory notes was deemed to be an embedded derivative, which required the Company to bifurcate and separately account for the embedded derivative as a separate liability on the consolidated balance sheets at the estimated fair value upon issuance. The Company estimated the fair value of the derivative liability to be $330 upon issuance of the notes.  The amount of short-term debt recorded on the balance sheet is net of the amount of the derivative liability. The Company recorded $53 in debt discount amortization expense associated with the notes through December 31, 2015.

Line of Credit:

On May 6, 2014, the Company entered into a Credit Agreement with Venture Champion Asia Limited, an affiliate of ICG Global Limited (the "Lender").  Under the terms of the Credit Agreement, for a period of 18 months, the Company was permitted to borrow up to $2,000 in unsecured indebtedness from the Lender. In connection with the Company's entry into the Credit Agreement, the Company issued to the Lender warrants to purchase 9 shares of Common Stock and issued to a third party 1 warrant for assisting in the closing of the Credit Agreement. The warrants had a three-year life and an exercise price of $35 per share. The Company ascribed a value to the warrants of $258 using the Black Scholes Merton Pricing Model that was charged to interest expense during the three-month period ended June 30, 2014. The Company concluded it did not have the intent nor the need to draw funds under the line during the term of the agreement.

On February 23, 2015, the Company and the Lender mutually agreed to terminate the Credit Agreement. At the time of the termination of the Credit Agreement, no amount was owed by the Company under the Credit Agreement, and contemporaneously with the termination of the Credit Agreement, the above mentioned warrants were likewise terminated.

iSign Solutions Inc.
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

The Company used a simulated probability valuation model to value these warrants. Determining the appropriate fair-value model and calculating the fair value of the warrants requires considerable judgment. The warrants expired in November 2015.  The fair value of the derivative liability at December 31, 2014 was $18.

In November and December 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company. The accounting for the unsecured convertible notes, which are convertible into shares of our common stock, requires us to bifurcate the conversion feature and account for it as a derivative liability at the estimated fair value upon issuance.  The Company used a Monte Carlo simulation to value the conversion feature with the following assumptions:

As of December 31, 2015
Common Stock price	$4.00
Convertible debt principal amount	$1,268,000
Term (years)	0.12 to .65
Expected volatility	100%
Convertible debt interest rate	24%
Trials (each trial equals 150,000 iterations)	10
Discount to IPO/next round	30%

The fair value of the derivative liability at December 31, 2015 was $330.

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2015 are as follows:

Derivative Liability
Balance at January 1, 2015	$18
Issuance of new derivative liabilities related to the unsecured convertible promissory notes	330
Gain on derivative liability from expiration of warrants	(18)
Balance at December 31, 2015	$330

9.	Stockholders' equity (deficit):

Common stock options:

At December 31, 2015, the Company has two stock-based employee compensation plans, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2009 and 2011 plans under individual plans.

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

9.	Stockholders' equity (deficit) (continued):

Information with respect to the Stock Compensation Plans at December 31, 2015 is as follows:

	2009 Stock Compensation Plan	2011 Stock Compensation Plan
Shares authorized for issuance	7,000	150,000
Option vesting period	Quarterly over 3 years	Immediate/Quarterly over 3 years
Date adopted by shareholders	−	November 2011
Option term	7 Years	7 Years
Options outstanding	1	81
Options exercisable	1	56
Weighted average exercise price	$105	$45

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

Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Risk free interest rate	0.04% - 3.04%	0.04% - 3.73%
Expected life (years)	3.26 – 6.33	3.26 – 7.00
Expected volatility	120.74% - 198.90%	91.99% - 198.38%
Expected dividends	None	None
Estimated average forfeiture rate	7.9%	10%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2015 and 2014. During 2015, the Company granted 31 options at a weighted average grant date fair value of $25 per share. There were no stock options exercised during the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Research and development	$174	$77
Sales and marketing	132	72
General and administrative	226	134
Director options	43	15
Stock-based compensation expense included in operating expenses	$575	$298

As of December 31, 2015, there was $241 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

9.	Stockholders' equity (deficit) (continued):

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company's loss position, there were no such tax benefits during the year ended December 31, 2015.

The summary activity for the Company's 2009 and 2011 Stock Compensation Plans is as follows:

	December 31, 2015			December 31, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	58	$50			56	$63
Granted	31	$25	$33,750		4	$25	─
Forfeited/ Cancelled	(7)	$50			(2)	$138

Outstanding at period end	82	$50	─	4.13	58	$50	─	4.18

Options vested and exercisable at period end	57	$50	$8,750	3.86	46	$63	─	3.86

Weighted average grant-date fair value of options granted during the period	$25				$50

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$25– $625	82	4.13	$50	57	$50

A summary of the status of the Company's non-vested shares as of December 31, 2015 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	12	$47
Granted	31	$24
Forfeited	(2)	$29
Vested	(16)	$49
Non-vested at December 31, 2015	25	$27

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

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

9.	Stockholders' equity (deficit) (continued):

Treasury Stock:

The Company received 5 shares of its Common Stock having a fair value under the cost method of $325 in January 2012, in settlement of a 16b suit brought by a shareholder against Phoenix Venture Fund, LLC ("Phoenix"). At December 31, 2015, the total value of treasury stock was $325. The Company has no plans to repurchase shares of Common Stock in the future.

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

Information with respect to the classes of Preferred Stock at December 31, 2015 is as follows:

Class of Preferred Stock	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted
Series A-1	8%	Quarterly in Arrears	$1.00	$0.0156	947	50
Series B	10%	Quarterly in Arrears	$1.50	$0.0104	13,523	1,044
Series C	10%	Quarterly in Arrears	$1.50	$0.0078	5,491	565
Series D-1	10%	Quarterly in Arrears	$1.00	$0.0058	8,077	1,116
Series D-2	10%	Quarterly in Arrears	$1.00	$0.0069	6,321	737
Total						3,512

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

9.	Stockholders' equity (deficit) (continued):

Information with respect to dividends issued on the Company's Preferred stock for the years ended December 31, 2015 and 2014 is as follows:

	December 31,		December 31,
	2015	2014	2015	2014
	Dividends		Beneficial Conversion Feature Related to dividends
Series A-1	$72	$82	$ ─	$ ─
Series B	1,272	1,149	─	─
Series C	516	468	13	152
Series D-1	715	472	15	195
Series D-2	601	541	─	─
Total	$3,176	$2,712	$28	$347

Series A-1 Preferred Stock

The shares of Series A-1 Preferred Stock are convertible any time and are subordinate to the Series B, Series C and Series D Preferred Stock.

In November 2014, a total of 238 shares of Series A-1 Preferred Stock was converted and the Company issued 2 shares of Common Stock.

Series B Preferred Stock

The shares of Series B Preferred Stock are convertible at any time and are subordinate to the Series C and Series D Preferred Stock.

Series C Preferred Stock

The shares of Series C Preferred Stock are convertible into Common Stock at any time and are subordinate to the Series D Preferred Stock.

In January 2012, the Company received 6 shares of Common Stock from Phoenix in settlement of a 16b claim brought by a Company stockholder against Phoenix, certain affiliates and the Company, as a nominal defendant. The Common Stock was valued at $325. In settlement of an indemnification claim brought by Phoenix in March 2012, resulting from the settlement of the 16b claim in January 2012, the Company issued to Phoenix 278 shares of Series C Preferred Stock valued at $417. The Company booked a $417 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock.

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

On February 7, 2014, the Company sold for $733 in cash, net of a $47 administrative fee paid in cash to SG Phoenix and a nonrelated third party, 520 shares of Series D-1 preferred Stock and 260 shares of Series D-2 Preferred Stock. The investors received one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $35 per share and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

9.	Stockholders' equity (deficit) (continued):

On March 6, 2014, the Company sold for $406 in cash, net of a $4 in administrative fee paid in cash to an unrelated third party, 273 Shares of Series D-1 Preferred Stock and 137 shares of Series D-2 Preferred Stock. The investors received one hundred percent (100%) warrant coverage. These warrants are immediately exercisable at $35 per share and expire December 31, 2016. See the warrant table below for more detail. The warrants are exercisable in whole or in part into shares of the Company's Common Stock and contain a cashless exercise provision.

On August 5, 2014, the Company sold for $1,070 in cash, net of $50 in administrative fees paid in cash to SG Phoenix, 1,120 Shares of Series D-1 Preferred Stock.

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 shares of Series D-1 Preferred Stock. Investors received warrants to purchase 22 shares of Common Stock, immediately exercisable at $29 per share. In October 2015 the investors received additional warrants to purchase 18 shares of Common Stock immediately exercisable at $16 per share, and the exercise price of the March 2015 warrants were reduced to $16 per share consistent with the terms of the July 2015 financing. The warrants expire March 23, 2018. The Company ascribed a value of $422 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part.

On July 23, 2015, the Company sold for $325 in cash, net of $4 in administrative fees paid in cash to SG Phoenix, 329 shares of Series D-1 Preferred Stock. The investors received warrants to purchase 11 shares of Common Stock, immediately exercisable at $16 per share. The warrants expire July 22, 2018. The Company ascribed a value of $91 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part.

Preferred Stock Voting and Other Rights

Generally, the Company's Preferred Stock votes together on an as converted basis with the holders of Common Stock. In addition, the Company's Preferred Stock enjoys certain protective provisions, a liquidation preference and anti-dilution protection that are similar to one another.

Warrants:

There were no Warrant exercises in 2015 and 2014:

Summary of warrants issued in 2015 and 2014:

	December 31, 2015			December 31, 2014
	Related Party	Other	Total	Related Party	Other	Total
Warrants issued with purchase of Series D Preferred Stock	42	9	51	5	13	18
Warrants issued with line of credit	-	-	-	-	10	10
Contingent Warrants issued	-	-	-	28	70	98
Total	42	9	51	33	93	126

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

9.	Stockholders' equity (deficit) (continued):

A summary of the outstanding warrants is as follows:

	December 31, 2015		December 31, 2014
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	172	$36	62	$37
Issued	51	$35	126	$35
Exercised	˗	$-	˗	$-
Expired	(17)	$29	(16)	$29
Outstanding at end of period	206	$33	172	$36
Exercisable at end of period	206	$33	172	$36

A summary of the status of the warrants outstanding as of December 31, 2015 is as follows:

Number of Warrants Outstanding and Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price per share
43	1.32	$29
14	0.90	$38
145	1.26	$35
4	2.83	$16
206	1.36	$33

As of December 31, 2015, 3,800 shares of common stock were reserved for issuance upon exercise of 82 outstanding options, 206 outstanding warrants and the conversion of 34,359 shares of Preferred Stock.

10.	Commitments and Contingencies:

Lease commitments:

The Company currently leases its principal facilities in Redwood Shores, California, pursuant to a sublease that expires in 2016. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $271 and $289 in 2015 and 2014, respectively.

Contractual obligations	Total	2016	Thereafter
Operating lease commitments (1) (2)	$161	$161	-

1.
The Company extended the lease on its offices in April 2010.  The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

2.
The Company sublet approximately 3,000 square feet of unutilized office space in August 2015.  The sub-lease will expire on October 31, 2016. The operating lease commitments are net of the sub lease amounts of $97 through 2016.

11.	Income taxes:

As of December 31, 2015, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $65,300. The net operating loss carry-forwards will begin to expire in 2017 if unused. The Company also has state net operating loss carry-forwards available to reduce taxable income of approximately $35,422. The net state operating loss carry-forwards will begin to expire in 2015 if unused.

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

11.	Income taxes (continued):

Deferred tax assets and liabilities at December 31 consist of the following:

	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$24,536	$23,114
Accruals and reserves	97	141
Deferred revenue	334	382
Intangibles	923	273
Other, net	49	-

Fixed Assets	11	894
Gross tax assets	25,950	24,804

Valuation allowance	(25,950)	(24,804)

Net deferred tax assets	$-	$-

The Company's provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2015 and December 31, 2014:

	2015	2014
Income tax benefit at the federal statutory rate	$(1,264)	$(1,364)
State income tax benefit	(216)	(233)
Credits	-	-
Prior year true up to return	128	5,758
Permanent items and other	206	81
Change in valuation allowance	1,146	(4,242)
Income tax expense	$–	$–

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

On January 20, 2016, the Company held its Special Meeting of Stockholders (the "Special Meeting").  At the Special Meeting, the Company's stockholders voted on (i) an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of common stock in a range of not less than 1-for-750 and not more than 1-for-1,250, (ii) amendments to each of the certificate of designation for each series of our preferred stock to, among other things, (a) automatically convert the respective series of our preferred stock into shares of common stock upon the closing of a firm-commitment underwritten public offering of shares our common stock at a price per share of not less than $4.00 which provides at least $8 million in gross proceeds to the Company and (b) reduce the conversion price of the respective series of our preferred stock, and (iii) a Second Amended and Restated Certificate of Incorporation which will integrate the then-in-effect provisions of our Amended and Restated Certificate of Incorporation and further amend those provisions by, among other things, decreasing our authorized common stock and preferred stock. The voting results of the Special meeting are

iSign Solutions Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

12.	Subsequent events (continued):

incorporated herein by reference to the Company's Form 8-K dated January 22, 2016 filed with the Securities and Exchange Commission on January 22, 2016.

On January 21, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company's outstanding shares of common stock.  The reverse split became effective at 9:01 a.m. on January 22, 2016.The information with respect to common stock for the years ended December 31, 2015 and 2014 have been retroactively restated to give effect to the 1-for-1,250 reverse split.

The Company's common stock began trading on the OTCQB on a post-reverse split basis on January 22, 2016. Immediately following the effectiveness of the reverse split of the Company's outstanding shares of common stock, there were 187 shares of common stock issued and outstanding.  The new CUSIP number for the Company's post reverse split common stock is 46436A203.