Form 10-Q
period 2016-03-31
iSign Solutions Inc.
filed 2016-05-16
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                                      March 31, 2016

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

Number of shares outstanding of the issuer's Common Stock, as of May 16, 2016: 187,463.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
iSign Solutions Inc.
Condensed Consolidated Balance Sheets
 (In thousands)

	March 31,	December 31,
	2016	2015
Assets	Unaudited
Current assets:
Cash and cash equivalents	$313	$846
Accounts receivable, net of allowance of $16 at March 31, 2016 and $22 at December 31, 2015, respectively	61	94
Prepaid expenses and other current assets	353	372
Total current assets	727	1,312
Property and equipment, net	33	44
Intangible assets, net	510	591
Other assets	29	29
Total assets	$1,299	$1,976

Liabilities and Deficit
Current liabilities:
Accounts payable	$1,079	$787
Short – term debt, net	1,097	991
Accrued compensation	269	263
Other accrued liabilities	827	615
Deferred revenue	419	384
Deferred liability	305	330
Total current liabilities	3,996	3,370
Deferred revenue long-term	420	455
Other long-term liabilities	21	21
Total liabilities	4,437	3,846
Commitments and contingencies
Equity (deficit):
Series A-1 Preferred Stock	966	947
Series B Preferred Stock	11,990	11,653
Series C Preferred Stock	6,206	6,069
Series D-1 Preferred Stock	7,068	6,866
Series D-2 Preferred Stock	5,431	5,272
Common stock	2	2
Treasury stock	(325)	(325)
Additional paid in capital	94,522	95,312
Accumulated deficit	(128,448)	(127,116)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders' deficit	(2,602)	(1,334)
Non-controlling interest	(536)	(536)
Total deficit	(3,138)	(1,870)
Total liabilities and deficit	$1,299	$1,976

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Revenue:
Product	$59	$230
Maintenance	217	216
Total revenue	276	446

Operating costs and expenses:
Cost of sales:
Product	37	111
Maintenance	133	12
Research and development	318	522
Sales and marketing	202	298
General and administrative	730	521
Total operating costs and expenses	1,420	1,464

Loss from operations	(1,144)	(1,018)

Other income (expense), net	4	(1)
Interest expense:
Related party	(51)	−
Other	(60)	−
Amortization of debt discount:
Related party	(22)	−
Other	(84)	−
Gain on derivative liability	25	16
Net loss	(1,332)	(1,003)

Accretion of beneficial conversion feature, preferred stock:
Related party	(115)	(458)
Other	(130)	(69)

Preferred stock dividends:
Related party	(420)	(354)
Other	(434)	(376)
Income tax expense	−	−
Net loss attributable to common stockholders	$(2,431)	$(2,260)
Basic and diluted net loss per common share	$(13.00)	$(12.09)
Weighted average common shares outstanding, basic and diluted	187	187

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,332)	$(1,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	89
Stock-based compensation	65	213
Amortization of debt discount	106	−
Gain on derivative liability	(25)	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	33	(132)
Prepaid expenses and other assets	19	(24)
Accounts payable	292	104
Accrued compensation	6	(11)
Other accrued and long-term liabilities	212	28
Deferred revenue	−	71
Net cash used in operating activities	(533)	(681)

Cash flows from investing activities: Acquisition of property and equipment	−	(5)
Net cash used in investing activities	−	(5)

Cash flows from financing activities:
Proceeds from issuance of Series D preferred Stock, net of issuance costs of $33	−	1,200
Net cash provided by financing activities	−	1,200

Net increase (decrease) in cash and cash equivalents	(533)	514
Cash and cash equivalents at beginning of period	846	775
Cash and cash equivalents at end of period	$313	$1,289

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2016		2015
Supplementary disclosure of cash flow information
Interest paid		$1		$1
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions:
Dividends on Preferred Stock		$854		$730
Accretion of beneficial conversion feature on issuance of convertible Preferred Stock	$	−		$498
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends		$245		$29

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

On January 21, 2016, iSign Solutions Inc. (the "Company" or "iSign") filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company's outstanding shares of common stock.  The reverse split became effective on January 22, 2016. The information with respect to common stock for the period ended March 31, 2015 has been retroactively restated to give effect to the 1-for-1,250 reverse split.

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign's solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign's platform can be deployed both on premise and as a cloud-based ("SaaS") service, with the ability to easily transition between deployment models. The Company is headquartered in Redwood Shores, California. The Company's products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, and Sign-it® programs.

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2016 the Company's accumulated deficit was $128,448. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2016, the Company's cash balance was $313. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
1.	Nature of Business and Summary of Significant Accounting Policies (continued)

results of operations and ability to operate as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounting Changes and Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016, Leases (Topic 842) intended to improve financial reporting about leasing transactions. which requires companies to report capital and operating leases with a term of 12 Months or longer on their balance sheets. Disclosure requirements of the leasing arrangement will include qualitative and quantitative information about the amounts recorded in the financial statements.

Implementation of ASU 2016 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

2.        Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2016	2015	2016	2015
Customer #1	−	35%	15%	27%
Customer #2	33%	28%	−	15%
Customer #3	63%	−	−	−
Customer #4	−	−	13%	−
Customer #5	−	−	13%	−
Total concentration	96%	63%	41%	42%

3.	Intangible Assets, Net

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company's technology as of December 31, 2015. Based on that analysis, the Company concluded that no impairment of the carrying value of the intangible assets existed. The Company believes that no events or circumstances changed during the three months ended March 31, 2016 that would impact this conclusion.

Amortization of intangible asset costs was $81 for the three months ended March 31, 2016 and $87 for the three months ended March 31, 2015, respectively.

The following table summarizes the intangible assets balance:

	March 31, 2016			December 31, 2015
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulative Amortization	Net Value

Technology	$6,745	$(6,235)	$510	$6,745	$(6,154)	$591

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

4.	Net Loss Per Share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Stock options	75	86
Warrants	206	184
Preferred shares as if converted
Series A-1 Preferred Stock	50	46
Series B Preferred Stock	1,069	968
Series C Preferred Stock	579	525
Series D-1 Preferred Stock	1,144	992
Series D-2 Preferred Stock	763	691

5.	Debt

Short-term notes payable:

In fourth quarter of 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company aggregating $1,268 in cash.

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

The conversion option included within the unsecured convertible promissory notes was deemed to be an embedded derivative, which required the Company to bifurcate and separately account for the embedded derivative as a separate liability on the consolidated balance sheets at the estimated fair value upon issuance. The Company estimated the fair value of the derivative liability to be $330 upon issuance of the notes. The amount of short-term debt recorded on the balance sheets is net of the amount of the derivative liability. The Company recorded $106 and $0 in debt discount amortization expense associated with the notes for the three months ended March 31, 2016 and 2015, respectively.

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

6.	Derivative Liability

The Company has determined that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' deficit in the statement of financial position would not be considered a derivative financial instrument. The Company applies a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the scope exception.

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

As of March 31, 2016
Common Stock price	$2.81
Convertible debt principal amount	$1,268,000
Term (years)	0.08 to 0.40
Expected volatility	111%
Convertible debt interest rate	24%
Trials (each trial equals 150,000 iterations)	10
Discount to IPO/next round	30%

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of March 31, 2016 and December 31, 2015, respectively.

The fair value of the conversion feature (on the unsecured convertible promissory notes) derivative liability at March 31, 2016 and December 31, 2015 was $305 and $330, respectively.

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

6.	Derivative Liability (continued)

Changes in the fair value of the level 3 derivative liability for the three month period ended March 31, 2016 are as follows:

Derivative Liability
Balance at January 1, 2016	$330
Gain on derivative liability	(25)
Balance at March 31, 2016	$305

7.	Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2016 and 2015 was approximately 11.89% and 7.57%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk free interest rate	0.04% – 3.19%	0.04% – 3.73%
Expected term (years)	2.82 – 7.00	3.26 – 7.00
Expected volatility	112.75% – 198.90%	91.99% – 198.38%
Expected dividends	None	None

There were no stock options granted, and no stock options exercised during the three months ended March 31, 2016. The Company granted 29 stock options during the three months ended March 31, 2015 at a weighted average exercise price of $28.13 per share. No stock options were exercised during the three month period ended March 31, 2015.

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2016	2015
Research and development	$19	$65
Sales and marketing	14	52
General and administrative	24	80
Director	8	16
Total stock-based compensation	$65	$213

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Equity (Deficit) (continued)

A summary of option activity under the Company's plans for the three months ended March 31, 2016 and 2015 is as follows:

	2016						2015
Options	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	82		$45.35				57		$56.20
Granted	−	$	−				28		$28.20
Forfeited or expired	(7)		$40.51				−	$	−
Outstanding at March 31	75		$45.84	3.86			85		$46.90	4.87
Vested and expected to vest at March 31	72		$46.42	3.80	$	−	83		$47.40	4.82	$	−
Exercisable at March 31	59		$52.16	3.21			47		$57.70	3.67

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$25.00 – $625.00	75	3.86	$45.84	59	$52.16

A summary of the status of the Company's non-vested shares as of March 31, 2016 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	25	$28.61
Forfeited	(4)	$28.80
Vested	(5)	$38.06
Non-vested at March 31, 2016	16	$26.47

As of March 31, 2016, there was $179 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 1.9 years.

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Equity (Deficit) (continued)

Preferred Stock

Information with respect to the classes of Preferred Stock as of March 31, 2016 is as follows:

Class of Preferred Stock	Annual Dividend	Annual Dividend Payable, in Cash or In Kind	Liquidation Preference	Conversion Price	Total Preferred Shares Outstanding	Common Shares to be issued if Fully Converted

Series A-1	8%	Quarterly in Arrears	$1.00	$0.01555	966	50
Series B	10%	Quarterly in Arrears	$1.50	$0.01037	13,861	1,069
Series C	10%	Quarterly in Arrears	$1.50	$0.00777	5,628	579
Series D-1	10%	Quarterly in Arrears	$1.00	$0.00579	8,278	1,144
Series D-2	10%	Quarterly in Arrears	$1.00	$0.00686	6,539	763
		Total			35,272	3,605

Information with respect to dividends and Preferred Shares issued for the periods ended March 31 is as follows:

	Dividends		Beneficial Conversion Feature Related to Dividends		Preferred Shares		Beneficial Conversion Feature Related to Preferred Shares Issued
	March 31,			March 31,	March 31,			March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Series A-1	$19	$17	$3	$ ─	$ ─	$ ─	$ ─	$ ─
Series B	337	302	73	─	─	─	─	─
Series C	137	123	39	13	─	─	─	─
Series D-1	202	145	78	16	─	1,200	─	498
Series D-2	159	143	52	─	─	─	─	─
Total	$854	$730	$245	$29	$ ─	$1,200	$ ─	$498

Series D Preferred Stock

On March 24, 2015, the Company sold for $1,200 in cash, net of $33 in administrative fees paid in cash to SG Phoenix, 1,233 shares of Series D-1 Preferred Stock. Investors received warrants to purchase 22 shares of Common Stock, immediately exercisable at $29 per share. In October 2015 the investors received additional warrants to purchase 18 shares of Common Stock immediately exercisable at $16 per share, and the exercise price of the March 2015 warrants was reduced to $16 per share consistent with the terms of the July 2015 financing. The warrants expire March 23, 2018. The Company ascribed a value of $422 to the warrants using the Black-Scholes-Merton pricing model. The warrants are exercisable in whole or in part.

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Equity (Deficit) (continued)

Warrants

A summary of the warrant activity for the three months ended March 31 is as follows:

	2016			2015
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price

Outstanding at beginning of period	206		$28.70	171		$36.13
Issued	−	$	−	22		$28.13
Expired/Canceled	−	$	−	(9)	$	−
Outstanding at end of period	206		$28.70	184		34.63
Exercisable at end of period	206		$28.70	184		$34.63

A summary of the status of the warrants outstanding and exercisable as of March 31, 2016 is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

14	0.04	$2.56
105	0.40	$17.64
33	0.12	$4.42
54	0.54	$4.09
206	1.11	$28.70

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes", "anticipates", "hopes", "intends", "expects", and other words of similar import, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations.  Such factors include those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, including the following:

	Technological, engineering, manufacturing, quality control or other circumstances that could delay the sale or shipment of products;
	Economic, business, market and competitive conditions in the software industry and technological innovations that could affect the Company's business;

The Company's inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

	General economic and business conditions and the availability of sufficient financing.

Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements, as a result of new information, future events or otherwise.

On January 21, 2016, iSign Solutions Inc. (the "Company" or "iSign") filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company's outstanding shares of common stock.  The reverse split became effective on January 22, 2016. The information with respect to common stock for the period ended March 31, 2015 have been retroactively restated to give effect to the 1-for-1,250 reverse split.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2015.

Overview

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. iSign's solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign's platform can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2015, net losses attributable to common stockholders aggregated approximately $14,998, and, at March 31, 2016, the Company's accumulated deficit was approximately $128,448.

For the three months ended March 31, 2016, total revenue was $276, a decrease of $170, or 38%, compared to total revenue of $446 in the prior year period. The decrease in revenue is primarily attributable to a decrease in the Company's product sales for the quarter.

The net loss applicable to common stockholders for the three months ended March 31, 2016 was $2,431, an increase of $171, or 8%, compared to a net loss applicable to common stockholder of $2,260 in the prior year period. The increase is due to the increase in the loss from operations of $126, an increase in interest expense and amortization of the debt discount of $217 on the Company's unsecured convertible promissory notes entered into in the fourth quarter of 2015 and an increase in dividends related expensed of $158.  These increases were offset by an increase in other income including again on derivative liabilities of $14.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
Critical Accounting Policies and Estimates

Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2015 Form 10-K.

Effect of Recent Accounting Pronouncement

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016, Leases (Topic 842) intended to improve financial reporting about leasing transactions. which requires companies to report capital and operating leases with a term of 12 Months or longer on their balance sheets. Disclosure requirements of the leasing arrangement will include qualitative and quantitative information about the amounts recorded in the financial statements.

Implementation of ASU 2016 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2016, product revenue was $59, a decrease of $171, or 74%, compared to product revenue of $230 in the prior year period. The decrease in product revenue is primarily due to the timing of the Company's sales opportunities for the quarter. For the three months ended March 31, 2016, maintenance revenue was $217, an increase of $1, or 0.5%, compared to maintenance revenue of $216 in the prior year period. Maintenance revenues are expected to remain consistent for the foreseeable future.

Cost of Sales

For the three months ended March 31, 2016, cost of sales was $170, an increase of $47, or 38%, compared to cost of sales of $123 in the prior year period. The increase in cost of sales is primarily attributable to an increase in direct engineering costs associated with product maintenance activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2016, research and development expense was $318, a decrease of $204, or 39%, compared to research and development expense of $522 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The decrease in research and development expense was due to reductions in salaries and related expense due to a reduction of one test engineer, reduced stock-based compensation expense and reductions in the utilization of outside engineering services compared to the prior year. Other engineering expenses, including payroll and related expense travel, professional services and allocated facilities expense, decreased $158, or 24%, compared to the prior year period, due to the reduction in headcount of one engineer and a decrease in the use of outside engineering services.

Sales and Marketing Expenses

For the three months ended March 31, 2016, sales and marketing expense was $202, a decrease of $96, or 32%, compared to $298 in the prior year period. The decrease in sales and marketing expenses was due a reduction in salaries and related expenses of $71, or 34%, owing to the reduction in headcount resulting from the departure of one senior level sales executive and one salesperson in the first quarter of 2016 compared to the prior year. In addition, general overhead expenses including facilities allocation decreased $25, or 29%, compared to the prior year period.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
General and Administrative Expenses

For the three months ended March 31, 2016, general and administrative expense was $730, an increase of $209, or 40%, compared to general and administrative expense of $521 in the prior year period. The increase was primarily due to an increase in professional service expenses of $248, or 120%, related to legal, accounting and other offering expenses that could not be brought forward and applied against the new public offering expected to be completed in the second quarter of 2016. The increase in professional services was partially offset by a decrease in salaries and related expense of $29, or 21%. The decrease in salaries and related expense is due to the reduction in stock-based compensation expense, compared to the prior year period.

Other income and expense

Other income for the three months ended March 31, 2016 was $4, an increase of $5, or 500%, compared to other expense of $1 in the prior year period. The increase was due to payments received on past due accounts receivable expensed during the prior year period.

For the three months ended March 31, 2016, the gain on derivative liability was $25, an increase of $9, or 56%, compared to the gain on derivative liability of $16 in the prior year period. The increase in the gain on derivative liability is primarily due to the reduction in remaining lives of the derivatives at March 31, 2016 compared to the prior year period.

For the three months ended March 31, 2016, accretion of the beneficial conversion feature on the Company's Preferred Stock, with an conversion price less than the closing market price on the issuance date (Series A-1, B, C and Series D Preferred Stock), that was issued as dividends in kind was $245, an increase of $216, or 745%, compared to $29 in the prior year period. The increase is due to the conversion prices of the Preferred shares being less than the market price of the Company's Common Stock at March 31, 2016. The Company recorded a beneficial conversion feature of $498 on the Series D Preferred Stock financing that occurred in March 2015. There was no such financing during the quarter ended March 31, 2016. The accretion of the beneficial conversion feature on the Company's dividends issued in kind that was associated with related parties at March 31, 2016 and 2015 was $115 $14, respectively, and the non-related party expense was $130 and $15, respectively, compared to the prior year period. The accretion of the beneficial conversion feature on the Series D financing in March 31, 2015 associated with related parties was $444 and non-related parties was $54.

Liquidity and Capital Resources

At March 31, 2016, cash and cash equivalents totaled $313, compared to cash and cash equivalents of $846 at December 31, 2015. The decrease in cash was primarily due to cash used in operating activities of $533. At March 31, 2016, total current assets were $727, compared to total current assets of $1,312 at December 31, 2015. At March 31, 2016, the Company's principal sources of funds included its cash and cash equivalents aggregating $313.

At March 31, 2016, accounts receivable net, was $61, a decrease of $33, or 35%, compared to accounts receivable net of $94 at December 31, 2015. The decrease is due primarily to the decrease in product sales during the quarter ended March 31, 2016 compared to the quarter ended December 31, 2015.

At March 31, 2016, prepaid expenses and other current assets were $353, a decrease of $19, or 5%, compared to prepaid expenses and other current assets of $372 at December 31, 2015. The increase is due primarily to the prepayment related to the public offering of the Company's Common Stock expected to close in the second quarter of 2016.

At March 31, 2016, total current liabilities were $3,996, an increase of $626, or 19%, compared to total current liabilities of $3,370 at December 31, 2015. At March 31, 2016, accounts payable was $1,079, an increase of $292, or 37%, from December 31, 2015 due to cash constraints and to professional service and engineering fees incurred in the first quarter of 2016. At March 31, 2016, accrued compensation was $269, an increase of $6, or 2%, compared to accrued compensation of $263 at December 31, 2015. The increase is due primarily to the accrual of deferred compensation expected to be paid out in the second quarter of 2016. Other accrued liabilities were $827,

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
an increase of $212, or 34%, from December 31, 2015 due to professional services accruals during the period. Short-term debt has increased $106 or 11%, to $1,097 compared to $991 at December 31, 2015, due to the amortization of the debt discount. Current deferred revenue was $419, an increase of $35, or 9%, compared to current deferred revenue of $384 at December 31, 2015. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

For the three months ended March 31, 2016, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock. For the three months ended March 31, 2016, the Company issued an aggregate of 19 shares of Series A-1 Preferred Stock, 337 shares of Series B Preferred Stock, 137 shares of Series C Preferred Stock, 202 shares of Series D-1 Preferred Stock and 159 shares of Series D-2 Preferred Stock in payment of dividends.

The Company incurred $111 of interest expense and $106 in amortization of debt discount for the three months ended March 31, 2016. There were no such charges for the three months ended March 31, 2015.

The Company had the following material commitments as of March 31, 2016:

Contractual obligations	Total	2016	Thereafter
Operating lease commitments (1) (2)	$113	$113	$-

1.
The Company extended the lease on its offices in April 2010. The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.

2.	The Company sublet approximately 3,000 feet of unutilized office space in August 2015. The sub-lease will expire on October 31, 2016

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2016.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2016 and 2015, foreign currency translation gains and losses were insignificant.

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

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
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

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.              Legal Proceedings.

None.

Item 1A.                          Risk Factors

Not applicable.

Item 2.              Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures

Not applicable

Item 5.              Other Information.

None.

Item 6.              Exhibits.

(a)              Exhibits.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 019301).
3.2
Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8A (File No. 019301).

3.3	Bylaws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 019301).
3.4	Bylaws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 019301).
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

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

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

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

Exhibit Number	Document
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

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

May 16, 2016	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)