Form 10-Q
period 2016-06-30
iSign Solutions Inc.
filed 2016-08-15
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Number of shares outstanding of the issuer's Common Stock, as of August 15, 2016: 5,498,246

PART I–FINANCIAL INFORMATION

Item 1.  Financial Statements
iSign Solutions Inc.
Condensed Consolidated Balance Sheets
 (In thousands)

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$455	$846
Accounts receivable, net of allowance of $30 at June 30, 2016 and $22 at December 31, 2015, respectively	196	94
Prepaid expenses and other current assets	55	372
Total current assets	706	1,312
Property and equipment, net	38	44
Intangible assets, net	430	591
Other assets	29	29
Total assets	$1,203	$1,976

Liabilities and Deficit
Current liabilities:
Accounts payable	$1,331	$787
Short-term notes payable	190	991
Accrued compensation	297	263
Other accrued liabilities	410	615
Deferred revenue	339	384
Short-term capital lease	3	−
Derivative liability	156	330
Total current liabilities	2,726	3,370
Deferred revenue long-term	385	455
Long-term capital lease	11	−
Other long-term liabilities	14	21
Total liabilities	3,136	3,846
Commitments and contingencies
Equity (deficit):
Series A-1 Preferred Stock	−	947
Series B Preferred Stock	−	11,653
Series C Preferred Stock	−	6,069
Series D-1 Preferred Stock	−	6,866
Series D-2 Preferred Stock	−	5,272
Common Stock	55	2
Treasury shares	(325)	(325)
Additional paid-in capital	128,282	95,312
Accumulated deficit	(129,395)	(127,116)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders' deficit	(1,397)	(1,334)
Non-controlling interest	(536)	(536)
Total deficit	(1,933)	(1,870)
Total liabilities and deficit	$1,203	$1,976

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Product	$164	$153	$224	$384
Maintenance	192	214	409	430
Total revenue	356	367	633	814

Operating costs and expenses:
Cost of sales:
Product	17	34	54	145
Maintenance	85	61	218	73
Research and development	367	498	685	1,021
Sales and marketing	127	242	329	540
General and administrative	613	561	1,342	1,082
Total operating costs and expenses	1,209	1,396	2,628	2,861

Loss from operations	(853)	(1,029)	(1,995)	(2,047)

Other expense, net	(16)	−	(13)	−
Interest expense:
Related party	(30)	−	(81)	−
Other	(38)	(1)	(98)	(1)
Amortization of debt discount:
Related party	(34)	−	(56)	−
Other	(127)	−	(210)	−

Gain on derivative liability	149	1	174	17
Net loss	(949)	(1,029)	(2,279)	(2,031)

Accretion of beneficial conversion feature: Preferred stock:
Related party	−	−	(115)	(458)
Other	−	−	(130)	(69)

Preferred stock dividends:
Related party	(226)	(391)	(646)	(746)
Other	(233)	(394)	(667)	(770)
Net loss attributable to common stockholders	$(1,408)	$(1,814)	$(3,837)	$(4,074)
Basic and diluted net loss per common share	$(0.53)	$(9.68)	$(2.70)	$(21.73)
Weighted average common shares outstanding, basic and diluted	2,636	187	1,420	187

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,279)	$(2,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	178
Debt discount amortization	266	−
Stock-based compensation	106	371
Gain on derivative liability	(174)	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	(102)	(34)
Prepaid expenses and other assets	317	37
Accounts payable	544	(5)
Accrued compensation	34	(25)
Other accrued and long-term liabilities	405	34
Deferred revenue	(115)	(64)
Net cash used in operating activities	(815)	(1,556)

Cash flows from investing activities:
Acquisition of property and equipment	−	(10)
Net cash used in investing activities	−	(10)

Cash flows from financing activities:
Proceeds from issuance of Series D preferred stock, net of issuance costs of $33	−	1,200
Proceeds from issuance of common stock and warrants, net of offering costs of $780	424	−
Net cash provided by financing activities	424	1,200

Net decrease in cash and cash equivalents	(391)	(366)
Cash and cash equivalents at beginning of period	846	775
Cash and cash equivalents at end of period	$455	$409

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016		2015
Supplementary disclosure of cash flow information
Interest paid		$3		$1
Income taxes paid	$	−	$	−

Non-cash financing and investing transactions:
Acquisition of property and equipment through capital lease		$15	$	−
Conversion of convertible notes plus accrued interest into 683 shares of Common Stock		$1,188	$	−
Conversion of deferred compensation plus accrued interest into 286 shares of Common Stock		$498	$	−

Dividends on Preferred Stock		$1,313		$1,516
Accretion of beneficial conversion feature on issuance of convertible Preferred Stock	$	−		$498
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends		$245		$29

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

On January 21, 2016, iSign Solutions Inc. (the "Company" or "iSign") filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company's outstanding shares of common stock.  The reverse split became effective on January 22, 2016. The information with respect to common stock for the period ended June 30, 2015 has been retroactively restated to give effect to the 1-for-1,250 reverse split.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2016, the Company's accumulated deficit was $129,395. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2016, the Company's cash balance was $455. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Early adoption is not permitted except for the comprehensive income presentation requirement, and the updated guidance requires a prospective application with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance is effective for annual periods after December 15, 2017, and we are currently in the process of evaluating the impact of this new guidance.

In February  2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016, Leases (Topic 842) intended to improve financial reporting about leasing transactions which requires companies to report capital and operating leases with a term of 12 Months or longer on their balance sheets. Disclosure requirements of the leasing arrangement will include qualitative and quantitative information about the amounts recorded in the financial statements. The guidance is effective for annual periods after December 15, 2018, and we are currently in the process of evaluating the impact of this new guidance

In March 2016 the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition to these simplifications, ASU 2016-09 also eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Early adoption is permitted and the application of the guidance is different for each update included within ASU 2016-09. The guidance is effective for annual periods after December 15, 2016, and we are currently in the process of evaluating the impact of this new guidance.

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for improvements and practical expedients for specific areas of Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for clarification of two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In March 2016, the FASB issued ASU No. 2016-08Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

ASUs 2016-12, 2016-10 and 2016-08 allow for companies to choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Each guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently in the process of evaluating these guidance updates.

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)
iSign is in the process of evaluating the impact of this new guidance on the Company's financial position, results of operations and cash flows.

2. Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2016	2015	2016	2015	2016	2015
Customer #1	33%	19%	−	−	−	−
Customer #2	−	32%	−	11%	−	13%
Customer #3	−	−	−	10%	11%	19%
Customer #4	48%	31%	38%	28%	27%	16%
Customer #5	−	−	−	−	11%	−
Total concentration	81%	82%	38%	49%	49%	48%

3.	Intangible assets

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company's intangible assets as of December 31, 2015. Based on that analysis, the Company concluded that no impairment of the carrying value of the intangible assets existed. The Company believes that no events or circumstances changed during the three and six months ended June 30, 2016 that would impact this conclusion.

Amortization of intangible assets costs was $80 and $161 for the three and six-month periods ended June 30, 2016 and $86 and $173 for the three and six-month periods ended June 30, 2015, respectively.

The following table summarizes the patents:

	June 30, 2016			December 31, 2015
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets:
Technology	$6,745	$(6,315)	$430	$6,745	$(6,154)	$591

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

4.	Net Loss per Share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

The Company's Preferred Shareholders converted all of their Preferred Stock into shares of Common Stock on May 19, 2016. The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Stock options	74	85
Warrants	1,756	179
Preferred Stock as if converted
Series A-1 Preferred Stock	−	5
Series B Preferred Stock	−	237
Series C Preferred Stock	−	185
Series D-1 Preferred Stock	−	261
Series D-2 Preferred Stock	−	97

5.	Debt

Short-term notes payable:

In the fourth quarter of 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company aggregating $1,268 in cash. Promissory notes with a principal amount of $1,068 plus accrued interest converted into shares of our Common Stock on May 19, 2016.

The notes and accrued interest converted at a price of $1.74 per share into 683 shares of our Common Stock. The holders of the notes also received 854 warrants to purchase 854 shares of Common Stock. Such warrants have a 5 year term and are exercisable at a price of $2.175 per share. The Company ascribed a relative fair value to the warrants using the Black-Scholes-Merton valuation model of $586, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

One promissory note with a principal amount of $190, net of $10 in unamortized discount, remains outstanding as of June 30, 2016. This note bears interest at a rate of 24% per year and is due on August 25, 2016. The note can be converted into shares of our Common Stock at the holder's option for a period of 60 days after maturity, at a conversion price based upon a Company pre-money valuation of $5,000. Upon such conversion, the holder would also receive cash payments, payable from 3% of the revenue received by the Company from its European customer, not to exceed three times the aggregate principal amount of $200.

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

As of June 30, 2016
Common Stock price	$1.31
Convertible debt principal amount	$200
Term (years)	0.32
Expected volatility	108%
Convertible debt interest rate	24%
Trials (each trial equals 150,000 iterations)	10
Discount to IPO/next round	Based upon a Company pre-money valuation of $5,000

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of June 30, 2016 and December 31, 2015, respectively.

Changes in the fair market value of the Level 3 derivative liability for the six-month periods ended June 30, 2016 and June 30, 2015 are as follows:

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Balance at January 1	$330	$	−
Net gain on derivative liability	(174)		−
Balance at June 30	$156	$	−

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended June 30, 2016 and 2015, was approximately 11.89% and 7.54%, respectively, based on historical data.

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

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Risk free interest rate	0.04% - 3.19%	0.04% - 3.73%
Expected life (years)	2.82 – 7.00	3.26 – 6.88
Expected volatility	112.75% - 198.90%	93.63% - 198.38%
Expected dividends	None	None

There were no stock options granted, and no stock options exercised during the three and six months ended June 30, 2016. The Company granted 29 stock options during the three and six months ended June 30, 2015 at a weighted average exercise price of $28.13 per share. There were no stock options exercised during the three and six months ended June 30, 2015.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$15	$47	$34	$113
Sales and marketing	$2	$34	$15	$86
General and administrative	$19	$65	$43	$145
Director options	$6	$12	$14	$27
Total stock-based compensation expense	$42	$158	$106	$371

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Equity (deficit) (continued)

A summary of option activity under the Company's plans for the six months ended June 30, 2016 and 2015 is as follows:

	2016						2015
Options	Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	82		$45.35		$	−	57		$56.13		$	−
Granted	−	$	−		$	−	29		$28.13		$	−
Exercised	−	$	−		$	−	−	$	−		$	−
Forfeited or expired	(8)		$42.16		$	−	(1)		$37.50		$	−
Outstanding at June 30	74		$45.71	3.65	$	−	85		$46.75	4.59	$	−
Vested and expected to vest at June 30	72		$46.22	3.10	$	−	83		$37.50	3.24	$	−
Exercisable at June 30	58		$51.10	3.10	$	−	52		$56.00	3.56	$	−

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$25.00 – $625.00	74	3.65	$45.71	58	$51.10

A summary of the status of the Company's non-vested shares as of June 30, 2016 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	25	$28.61
Forfeited	(3)	$28.80
Vested	(6)	$46.22
Non-vested at June 30, 2016	16	$26.42

As of June 30, 2016, there was a total of $107 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans.  The unrecognized compensation expense is expected to be realized over a weighted average period of 1.7 years.

Sale of Common Stock and Conversion of Preferred Stock, Short-term Debt and Deferred Compensation

On May 19, 2016, the Company closed an underwritten public offering of 690 shares of common stock at a public offering price of $1.74 per share. In addition, the Company sold 345 warrants, at a public offering price of $0.01 per warrant, to purchase shares of Common Stock. The warrants expire on May 18, 2021 and have an exercise price of $2.175 per share.  The Company raised gross cash proceeds of $1,204 before deducting underwriting discounts and commissions and other offering expenses of $780.  As a result of the consummation of the offering, each series of the Company's outstanding preferred stock, including accrued and unpaid dividends through May 19, 2016, were converted into shares of common stock.

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Equity (Deficit) (continued)

As a result of the Amendments to the Certificates of Designations to all classes of Preferred Stock and pursuant to the terms thereof, the conversion price of the Company's Preferred Stock was reduced. The following table summarizes the change in conversion price, the number of shares outstanding as of the conversion date and the number of Common Stock issued upon conversion of the Preferred Stock.

Class of Preferred Stock	Old Conversion Price	Adjusted Conversion Price	Shares Outstanding at Conversion Date	Common shares issued upon conversion
Series A-1	$175.00	$19.44	976	50
Series B	$54.13	$12.96	14,042	1,083
Series C	$28.13	$9.71	5,702	587
Series D-1	$28.13	$7.24	8,386	1,159
Series D-2	$62.50	$8.58	6,625	773
Total			35,731	3,652

The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

In conjunction with the sale of Common Stock, $1,188 of Short-term debt including accrued interest of $120 was converted into 683 shares of the Company's Common Stock. The Company issued 854 warrants with the conversion of the Short–term debt. The Company ascribed a relative fair value of $586 to the warrants using the Black-Scholes-Merton valuation model, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

In addition to the conversion of the Short-term debt, approximately $498 of deferred compensation including accrued interest of $59 was converted into 286 shares of the Company's Common Stock. The Company issued 352 warrants with the conversion of the deferred compensation. The Company ascribed a relative fair value of $244 to the warrants using the Black-Scholes-Merton valuation model, which was charged to additional paid- in capital during the quarter ended June 30, 2016.

The conversion price of the Short-term debt and deferred compensation was $1.74 per share. The warrants expire on May 18, 2021 and have an exercise price of $2.175.

Information with respect to in-kind dividends issued on the Company's Preferred stock for the three and six-month periods ended June 30, 2016 and June 30, 2015 is as follows:

	Dividends				Beneficial Conversion Feature Related to dividends
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016	2015	2016		2015		2016		2015
Series A-1	$10	$17	$29	$35	$	−	$	−	$3	$	−
Series B	182	313	519	615		−		−	73		−
Series C	74	127	211	250		−		−	39		13
Series D-1	108	179	309	324		−		−	78		16
Series D-2	85	149	245	292		−		−	52		−
Total	$459	$785	$1,313	$1,516	$	−	$	−	$245		$29

iSign Solutions Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share amounts)

7.	Equity (Deficit) (continued)

Warrants

A summary of the warrant activity for the six months ended June 30 is as follows:

	June 30, 2016			June 30, 2015
	Shares	Weighted Average Exercise Price Per Share		Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	205		$35.51	171	$36.13
Issued	1,551		$2.18	22	$28.13
Expired	−	$	−	(13)	$62.50
Outstanding at end of period	1,756		$5.27	180	$34.63
Exercisable at end of period	1,756		$5.27	180	$34.63

A summary of the status of the warrants outstanding and exercisable as of June 30, 2016 is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

14	0.01	$0.30
105	0.03	$2.06
32	0.01	$0.51
54	0.06	$0.48
1,551	4.38	$1.92
1,756	4.48	$1.85

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2015, net losses attributable to common stockholders aggregated approximately $14,998, and, at June 30, 2016, the Company's accumulated deficit was approximately $129,395.

For the three months ended June 30, 2016, total revenue was $356, a decrease of $11, or 3%, compared to total revenue of $367 in the prior year period. For the six months ended June 30, 2016, total revenue was $633, a decrease of $181, or 22%, compared to total revenue of $814 in the prior year period. The decreases in revenue for the three months ended June 30, 2016 is due primarily to lower maintenance revenue. The decrease in revenue for the six months ended June 30, 2016 is due primarily to a decrease in engineering services revenue.

For the three months ended June 30, 2016, the loss from operations was $853, a decrease of $176, or 17%, compared with a loss from operations of $1,029 in the prior year period. The decrease in the loss for the three months ended June 30, 2016 was due primarily to cost reductions put in place beginning in the first quarter of 2016. For the six months ended June 30, 2016, the loss from operations was $1,995, a decrease of $52, or 3%, compared with a loss from operations of $2,047 in the prior year period. The decrease in the loss from operations for the six months ended June 30, 2016 is primarily attributable to cost reductions put in place beginning in the first quarter of 2016.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
Other expense for the three months ended June 30, 2016, was $16, an increase of $16, compared to other expense of $0 in the prior year period. The increase in other expense for the three months ended June 30, 2016 was primarily due to a valuation allowance provided for the potential negative outcome of penalties for the late filing of certain tax forms related to foreign operations. For the six months ended June 30, 2016, other expense was $13, an increase of $13, compared to other expense of $0 in the prior year. The increase in other expense for the six months ended June 30, 2016 was primarily due to the factors discussed above for the three-month period.

Critical Accounting Policies and Estimates

Refer to Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2015 Form 10-K.

Effect of Recent Accounting Pronouncement

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016, Leases (Topic 842) intended to improve financial reporting about leasing transactions which requires companies to report capital and operating leases with a term of 12 Months or longer on their balance sheets. Disclosure requirements of the leasing arrangement will include qualitative and quantitative information about the amounts recorded in the financial statements.

Implementation of ASU 2016 is not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended June 30, 2016, product revenue was $164, an increase of $11, or 7%, compared to product revenue of $153 in the prior year period.  The increase in revenue is primarily attributable to an increase in product licensing in the quarter. For the three months ended June 30, 2016, maintenance revenue was $192, a decrease of $22, or 10%, compared to maintenance revenue of $214 in the prior year period. This decrease is primarily due to the non-renewal of two maintenance contracts entered into in prior years.

For the six months ended June 30, 2016, product revenue was $224, a decrease of $160, or 42%, compared to product revenue of $384 in the prior year period. The decrease in product revenue is primarily due to the lack of engineering service revenue compared to the prior year.  For the six months ended June 30, 2016, maintenance revenue was $409, a decrease of $21, or 5%, compared to maintenance revenue of $430 in the prior year period.  The decrease in maintenance revenue is primarily due to the factors discussed for the three month period above.

Cost of Sales

For the three months ended June 30, 2016, cost of sales was $102, an increase of $7, or 7%, compared to cost of sales of $95 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to transactional and maintenance revenue generating contracts during the three months ended June 30, 2016, compared to the prior year period.

For the six months ended June 30, 2016, cost of sales was $272, an increase of $54, or 25%, compared to cost of sales of $218 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to transactional and maintenance contracts, compared to the prior year period.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2016, research and development expense was $367, a decrease of $131, or 26%, compared to research and development expense of $498 in the prior year period.  Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $131 decrease was a $44, or 12%, decrease in total salaries and benefits due to the reduction of one engineer in the third quarter of the prior year together with a $46, or 54%, decrease in professional service expenses associated with product development. Other general expenses decreased $23, or 15%, compared to the prior year. Total expenses, before allocations for the three months ended June 30, 2016, were $483, a decrease of $112, or 19%, compared to $595 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above.

For the six months ended June 30, 2016, research and development expense was $685, a decrease of $336, or 33%, compared to research and development expense of $1,021 in the prior year period.  The most significant factors in the $336 decrease was a $109, or 15%, decrease in total salaries and benefits due to the reduction of one engineer in the third quarter of the prior year together with a $103, or 52%, decrease in professional service expenses associated with product development. Other general expenses decreased $58, or 18%, compared to the prior year. These expense reductions were augmented by an increase of $66, or 28%, in allocations out related to cost of sales and IT support compared to the prior year period.  Total expenses, before allocations to cost of sales, for the six months ended June 30, 2015, were $986, a decrease of $270, or 21%, compared to $1,256 in the prior year period.

Sales and Marketing Expense

For the three months ended June 30, 2016, sales and marketing expense was $127, a decrease of $115, or 48%, compared to sales and marketing expense of $242 in the prior year period. For the six months ended June 30, 2015, sales and marketing expense was $329, a decrease of $211, or 39%, compared to sales and marketing expense of $540 in the prior year period. These decreases were primarily attributable to salary and related cost savings implemented during the three months ended June 30, 2016 as part of the Company's transition to a go to market strategy principally focused on partner integrations.

General and Administrative Expense

For the three months ended June 30, 2016, general and administrative expense was $613, an increase of $52, or 9%, compared to general and administrative expense of $561 in the prior year period. The increase was primarily due to legal, accounting and other offering expenses that could not be brought forward and applied against the public offering that was completed in the second quarter of 2016. These expenses were offset by decreases in salaries and certain related expense, primarily stock-based compensation of $51, or 35%. Other general administrative expenses decreased $26, or 11%, compared to the prior year period.

For the six months ended June 30, 2016, general and administrative expense was $1,342, an increase of $260, or 24%, compared to general and administrative expense of $1,082 in the prior year period. The increase was primarily due to an increase in professional service expenses of $386, or 97%, related to legal, accounting and other offering expenses that could not be brought forward and applied against the public offering that was completed in the second quarter of 2016. The increase in professional services was partially offset by a decrease in salaries and related expense of $79, or 28%. The decrease in salaries and related expense is due primarily to the reduction in stock-based compensation expense, compared to the prior year period.

Other Income and Expense

For the three months ended June 30, 2016, interest expense was $68, an increase of $67, compared to interest expense of $1 in the prior year period. For the six months ended June 30, 2016, interest expense was $179, an increase of $178, compared to interest expense of $1 in the prior year period. The increase in interest expense is primarily due to the convertible notes and deferred compensation that were outstanding for the first five months of 2016, and converted into shares of Common Stock on May 19, 2016.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
For the three months ended June 30, 2016, the gain on derivative liability was $149, an increase of $148, compared to the gain on derivative liability of $1 in the prior year period. For the six months ended June 30, 2016, the gain on derivative liability was $174, an increase of $157, compared to a gain on derivative liability of $17 in the prior year period. The increases in the gain on derivative liability was primarily due to the conversion of $1,068 of Short-term Debt in conjunction with the public offering and extinguishment of the related derivative liability in May 2016.

For the three months ended June 30, 2016, and 2015, there was no accretion of a beneficial conversion feature on the Company's Preferred Stock, respectively.

For the six months ended June 30, 2016, accretion of the beneficial conversion feature on the Company's Preferred Stock with a conversion price less than the closing market price of the Company's common stock on the issuance date for new issuances of Preferred Stock and for Preferred Share dividends was $245, a decrease of $282, or 54%, compared to $527 in the prior year period. The decrease is due to the absence of the sale of new Preferred shares and the conversion of all classes of Preferred Stock into common Stock on May 19, 2016. (see Liquidity and Capital Resources).

The Company recorded dividends in kind on shares of its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. For the three months ended June 30, 2016, dividends on shares of Preferred Stock were $459, a decrease of $326, or 42% compared to $785 in the prior year period. The decrease was due to the conversion of all classes of Preferred Stock into Common Stock on May 19, 2016.

For the six months ended June 30, 2016, dividends in kind on shares of Preferred Stock were $1,313, a decrease of $203, or 13%, compared to $1,516 in the prior year period. The decrease was due to the above mentioned conversion of all classes of Preferred Stock into Common Stock.

Liquidity and Capital Resources

At June 30, 2016, cash and cash equivalents totaled $455, compared to cash and cash equivalents of $846 at December 31, 2015. The decrease in cash was primarily due to net cash used in operating activities of $815. The use of cash was partially offset by the proceeds from the sale of Common Stock and Warrants during the six month period. At June 30, 2016, total current assets were $706, compared to total current assets of $1,312 at December 31, 2015. At June 30, 2016, the Company's principal sources of funds included its aggregated cash and cash equivalents of $455.

At June 30, 2016, accounts receivable net, was $196, an increase of $102, or 109%, compared to accounts receivable net of $94 at December 31, 2015. The increase is due primarily to the timing of billings during the three months ended June 30, 2016.

At June 30, 2016, prepaid expenses and other current assets were $55, a decrease of $317, or 85%, compared to prepaid expenses and other current assets of $372 at December 31, 2015. The decrease is due primarily to offsetting the prepaid financing expenses against the proceeds from the sale of Common Stock and Warrants in the second quarter of 2016.

At June 30, 2016, total current liabilities were $2,726, a decrease of $644, or 19%, compared to total current liabilities of $3,370 at December 31, 2015. At June 30, 2016, accounts payable was $1,331, an increase of $544, or 69%, from December 31, 2015. At June 30, 2016, accrued compensation was $297, an increase of $34, or 13%, compared to accrued compensation of $263 at December 31, 2015. The increases are due primarily to delays in the Company's fundraising efforts and to the amount of funding secured to date. Other accrued liabilities were $410, a decrease of $205, or 33%, from $615 at December 31, 2015 due to the conversion of $498 of deferred compensation including accrued interest into 286 shares of Common Stock. This reduction was offset by the accrual of additional professional services during the period. Short-term debt, net of the unamortized discount, decreased $801 or 81%, to $190 compared to $991 at December 31, 2015, due to the conversion of $1,068 of the notes plus accrued interest, into 683 shares of the Company's Common Stock.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)
Current deferred revenue was $339, a decrease of $45, or 12%, compared to current deferred revenue of $384 at December 31, 2015. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

For the three and six months ended June 30, 2016, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	Three Months	Six Months
	June 30, 2016
Series A-1	10	29
Series B	182	519
Series C	74	211
Series D-1	108	309
Series D-2	85	245
Total	459	1,313

On May 19, 2016, the Company closed an underwritten public offering of 690,000 shares of common stock at a public offering price of $1.74 per share. In addition, the Company sold 345,000 warrants, at a public offering price of $0.01 per warrant, to purchase shares of Common Stock. The warrants expire on May 18, 2021 and have an exercise price of $2.175 per share. The Company raised gross cash proceeds of $1,204 before deducting underwriting discounts and commissions and other offering expenses of $780. As a result of the consummation of the offering, each series of the Company's outstanding preferred stock, including accrued and unpaid dividends through May 19, 2016, were converted into shares of common stock.

The Company is using the funds received from the above financing for working capital and general corporate purposes.

The Company incurred $68 and $179, respectively, of interest expense for the three and six months ended June 30, 2016. The interest expense was related to the convertible notes and deferred compensation that were converted to Common Stock in May 2016.

The Company had the following material commitments as of June 30, 2016:

Contractual obligations	Total	2016	Thereafter
Operating lease commitments (1) (2)	$40	$40	$-

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

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2016.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2016 and 2015, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1. Legal Proceedings.

None.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

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

3.33
Certificate of Amendment to the Company's Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 16, 2016.

3.34
Certificate of Amendment to the Company's Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed May 16, 2016.

3.35
Certificate of Amendment to the Company's Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed May 16, 2016.

3.36
Certificate of Amendment to the Company's Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed May 16, 2016.

3.37
Certificate of Amendment to the Company's Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company's Current Report on Form 8-K filed May 16, 2016.

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

iSign Solutions Inc.
Registrant

August 15, 2016	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)