Form 10-Q
period 2016-09-30
iSign Solutions Inc.
filed 2016-11-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2025 Gateway Place, Suite 485, San Jose CA 95110

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ large accelerated filer	☐ accelerated filer	☐ non-accelerated filer	☒ Smaller reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes ☐    No ☒

Number of shares outstanding of the issuer's Common Stock as of November 14, 2016: 5,498,246.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140	$846
Accounts receivable, net of allowance of $26 at September 30, 2016 and $22 at December 31, 2015	169	94
Prepaid expenses and other current assets	65	372
Total current assets	374	1,312
Property and equipment, net	25	44
Intangible assets, net	349	591
Other assets	29	29
Total assets	$777	$1,976
Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$1,389	$787
Short-term notes payable	100	991
Accrued compensation	264	263
Other accrued liabilities	374	615
Deferred revenue	362	384
Short-term capital lease	4	-
Derivative liability	-	330
Total current liabilities	2,493	3,370
Long-term notes payable	144	-
Deferred revenue long-term	362	455
Long-term capital lease	10	-
Other long-term liabilities	14	21
Total liabilities	3,023	3,846
Commitments and contingencies
Equity (Deficit):
Series A-1 Preferred Stock	-	947
Series B Preferred Stock	-	11,653
Series C Preferred Stock	-	6,069
Series D-1 Preferred Stock	-	6,866
Series D-2 Preferred Stock	-	5,272
Common stock	55	2
Treasury stock	(325)	(325)
Additional paid in capital	128,417	95,312
Accumulated deficit	(129,843)	(127,116)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders' deficit	(1,710)	(1,334)
Non-controlling interest	(536)	(536)
Total deficit	(2,246)	(1,870)
Total liabilities and deficit	$777	$1,976

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Product	$50	$127	$273	$510
Maintenance	171	224	580	654
Total revenue	221	351	853	1,164

Operating costs and expenses:
Cost of sales:
Product	12	40	66	185
Maintenance	77	29	294	102
Research and development	282	446	968	1,467
Sales and marketing	52	216	381	756
General and administrative	368	470	1,709	1,551
Total operating costs and expenses	791	1,201	3,418	4,061

Loss from operations	(570)	(850)	(2,565)	(2,897)

Other income (expense), net	1	-	(11)	-

Interest expense:
Related party	(10)	-	(91)	-
Other	(9)	(4)	(107)	(4)

Amortization of debt discount:
Related party	(2)	-	(58)	-
Other	(15)	-	(225)	-

Gain on derivative liability	156	1	330	18
Net loss	(449)	(853)	(2,727)	(2,883)

Accretion of beneficial conversion feature: Preferred Stock:
Related party	-	-	(115)	(458)
Other	-	-	(130)	(69)

Preferred stock dividends:
Related party	-	(408)	(646)	(1,154)
Other	-	(411)	(667)	(1,181)
Net loss attributable to common stockholders	$(449)	$(1,672)	$(4,285)	$(5,745)
Basic and diluted net loss per common share	$(0.08)	$(8.94)	$(1.53)	$(30.72)
Weighted average common shares outstanding, basic and diluted	5,498	187	2,794	187

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,727)	$(2,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	267
Debt discount amortization	283	-
Stock-based compensation	139	487
Gain on derivative liability	(330)	(18)
Changes in operating assets and liabilities:
Accounts receivable	(75)	(37)
Prepaid expenses and other assets	307	(45)
Accounts payable	602	92
Accrued compensation	1	(21)
Other accrued and long-term liabilities	369	94
Deferred revenue	(115)	(114)
Net cash used in operating activities	(1,270)	(2,178)

Cash flows from investing activities:
Acquisition of property and equipment	-	(14)
Net cash used in investing activities	-	(14)

Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	100	250
Proceeds from issuance of long-term notes	240	-
Proceeds from issuance of Series D-1 Preferred Stock, net of issuance costs of $0 and $37, respectively	-	1,525
Proceeds from issuance of common stock and warrants, net of issuance costs of $780	424	-
Payment of short-term debt	(200)	-
Net cash provided by financing activities	564	1,775

Net decrease in cash and cash equivalents	(706)	(417)
Cash and cash equivalents at beginning of period	846	775
Cash and cash equivalents at end of period	$140	$358

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Supplementary disclosure of cash flow information
Interest paid	$40	$3
Income tax paid	$-	$-

Non-cash financing and investing transactions
Acquisition of property and equipment through capital lease	$15	$-
Discount on long term notes payable	$103	$-
Conversion of convertible notes plus accrued interest into 683 shares of Common Stock	$1,188	$-
Conversion of deferred compensation plus accrued interest into 286 shares of Common Stock	$498	$-

Dividends on Preferred Stock	$1,313	$2,335
Accretion of beneficial conversion feature on issuance of Preferred Stock	$-	$498
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends	$245	$29

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

1.	Nature of business and summary of significant accounting policies

Nature of Business

On January 21, 2016, iSign Solutions Inc. (the "Company" or "iSign") filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company’s outstanding shares of common stock. The reverse split became effective on January 22, 2016. The information with respect to common stock for the period ended September 30, 2015 has been retroactively restated to give effect to the 1-for-1,250 reverse split.

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in Redwood Shores, California. The Company’s products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, and Sign-it® programs.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2016, the Company’s accumulated deficit was $129,843. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2016, the Company’s cash balance was $140. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Early adoption is not permitted except for the comprehensive income presentation requirement, and the updated guidance requires a prospective application with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance is effective for annual periods after December 15, 2017.

In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016, Leases (Topic 842) intended to improve financial reporting about leasing transactions which requires companies to report capital and operating leases with a term of 12 Months or longer on their balance sheets. Disclosure requirements of the leasing arrangement will include qualitative and quantitative information about the amounts recorded in the financial statements. The guidance is effective for annual periods after December 15, 2018.

In March 2016 the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition to these simplifications, ASU 2016-09 also eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Early adoption is permitted and the application of the guidance is different for each update included within ASU 2016-09. The guidance is effective for annual periods after December 15, 2016.

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for improvements and practical expedients for specific areas of Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for clarification of two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016 - 08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

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

iSign is in the process of evaluating the impact of the new guidance on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2016	2015	2016	2015	2016	2015
Customer #1	13%	-	-	-	-	-
Customer #2	-	38%	-	-	-	12%
Customer #3	-	-	14%	-	12%	16%
Customer #4	56%	-	16%	-	24%	17%
Customer #5	-	-	16%	10%	12%	-
Customer #6	17%	-	-	-	-	-
Customer #7	-	24%	-	17%	-	-
Total concentration	86%	62%	46%	27%	48%	45%

3.	Intangible Assets

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company’s intangible assets as of December 31, 2015. Based on that analysis, the Company concluded that no impairment of the carrying value of the intangible assets existed. The Company believes that no events or circumstances changed during the three and nine months ended September 30, 2016 that would impact this conclusion.

Amortization of intangible asset costs was $81 and $242 for the three and nine-month periods ended September 30, 2016 and $87 and $260 for the three- and nine-month periods ended September 30, 2015.

The following table summarizes the intangible assets:

	September 30, 2016			December 31, 2015
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets
Technology	$6,745	$(6,396)	$349	$6,745	$(6,154)	$591

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

The Company’s Preferred Shareholders converted all of their Preferred Stock into shares of Common Stock on May 19, 2016. The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Stock options	71	85
Warrants	1,756	190
Preferred shares as if converted
Series A-1 Preferred Stock	-	5
Series B Preferred Stock	-	244
Series C Preferred Stock	-	190
Series D-1 Preferred Stock	-	280
Series D-2 Preferred Stock	-	100

5.	Debt

Note payable

In the fourth quarter of 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company aggregating $1,268 in cash. Promissory notes with a principal amount of $1,068 plus accrued interest converted into shares of our Common Stock on May 19, 2016.

The notes and accrued interest converted at a price of $1.74 per share into 683 shares of our Common Stock. The holders of the notes also received 854 warrants to purchase 854 shares of Common Stock. Such warrants have a 5-year term and are exercisable at a price of $2.175 per share. The Company ascribed a relative fair value to the warrants using the Black-Scholes-Merton valuation model of $586, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

In August 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $240 in cash. The notes are mandatorily convertible to common stock at a conversion rate of $0.91 per share upon closing a new debt and or equity financing of at least $500 in aggregate proceeds. The notes bear interest at the rate of 1% per annum and are due December 31, 2017. The holders shall also receive, on a pro rata basis, cash payments payable from 3% of the revenue actually received by the Company from its European customer, not to exceed one and one-half (1.5) times the aggregate principal amount of the notes. Such cash payments only occur if the notes are converted into Common Stock. The convertible notes contained an embedded beneficial conversion feature having an intrinsic value of $103 at the issuance date, for which the Company recorded a discount to the long-term notes payable and a corresponding additional paid-in capital attributable to the beneficial conversion feature. The discount will be amortized using the effective interest method over the term of the notes. The Company recorded $7 in debt discount amortization expense associated with these notes for the three and nine month period ended September 30, 2016. The proceeds from the notes were used to pay off the $200 promissory note outstanding plus accrued interest that was due on August 24, 2016.

In September 2016, the Company issued demand promissory notes to affiliates of the Company aggregating $100 in cash. The notes bear interest at the rate of 1% per annum and are due on demand. In addition, the affiliate will be a paid a financing fee of 10% of the face value of the demand notes upon such repayment of the demand notes or their exchange into the next financing. In the event the demand notes are not repaid or exchanged by December 31, 2016, the demand notes will automatically be exchanged into unsecured convertible promissory notes, substantially with the same terms described in the previous paragraph.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

6.	Derivative Liability

The Company has determined that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ deficit in the statement of financial position would not be considered a derivative financial instrument. The Company applies a two-step model in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents (level 1) and the above mentioned derivative liability (level 3) as of September 30, 2016 and December 31, 2015, respectively.

The previously outstanding short-term note payable balance of $200 in aggregate principal was fully paid off on August 24, 2016 and in conjunction, the related derivative liability balance of $156 was extinguished.

Changes in the fair market value of the Level 3 derivative liability for the nine-month periods ended September 30, 2016 and September 30, 2015 are as follows:

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Balance at January 1	$330	$-
Net gain on derivative liability	(330)	-
Balance at September 30	$-	$-

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

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2016 and 2015, was approximately 12.34% and 7.89%, respectively, based on historical data.

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

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Risk free interest rate	0.04% - 3.19%	0.04% - 3.28%
Expected life (years)	2.82 – 7.00	3.26 – 6.33
Expected volatility	112.75% - 198.90%	120.74% – 198.38%
Expected dividends	None	None

There were no stock options granted during the three and nine month periods ended September 30, 2016. There were no stock options exercised during the three- and nine-months ended September 30, 2016.

There were no stock options granted during the three month period ended September 30, 2015. The Company granted 29 stock options during the nine months ended September 30, 2015 at a weighted average exercise price of $28.13 per share. There were no stock options exercised during the three- and nine-months ended September 30, 2015.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three- and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$12	$35	$46	$148
Sales and marketing	-	26	15	112
General and administrative	15	47	59	192
Director options	5	8	19	35
Stock-based compensation expense	$32	$116	$139	$487

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

7.	Equity (Deficit) (continued)

A summary of option activity under the Company’s plans as of September 30, 2016 and 2015 is as follows:

	2016				2015
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	82	$45.35		$-	58	$50.00		$-
Granted	-	$-		$-	29	$25.00		$-
Forfeited or expired	(11)	$45.66		$-	(2)	$37.50		$-
Outstanding at September 30	71	$45.30	3.41	$-	85	$46.75	4.39	$-
Vested and expected to vest at September 30	70	$46.14	3.36	$-	83	$37.50	3.21	$-
Exercisable at September 30	58	$49.70	2.95	$-	56	$50.00	3.53	$-

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$25.00 – $625.00	71	3.41	$45.30	58	$49.70

The following table summarizes the Company’s non-vested option shares as of September 30, 2016:

Non-vested Option Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	25	$28.61
Forfeited	(4)	$28.71
Vested	(8)	$28.61
Non-vested at September 30, 2016	13	$26.29

As of September 30, 2016, there was $75 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 2.2 years.

Sale of Common Stock and Conversion of Preferred Stock, Short-term Debt and Deferred Compensation

On May 19, 2016, the Company closed an underwritten public offering of 690 shares of common stock at a public offering price of $1.74 per share. In addition, the Company sold 345 warrants, at a public offering price of $0.01 per warrant, to purchase shares of Common Stock. The warrants expire on May 18, 2021 and have an exercise price of $2.175 per share. The Company raised gross cash proceeds of $1,204 before deducting underwriting discounts and commissions and other offering expenses of $780. As a result of the consummation of the offering, each series of the Company’s outstanding preferred stock, including accrued and unpaid dividends through May 19, 2016, were converted into shares of common stock.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

7.	Equity (Deficit) (continued)

As a result of the Amendments to the Certificates of Designations to all classes of Preferred Stock and pursuant to the terms thereof, the conversion price of the Company’s Preferred Stock was reduced. The following table summarizes the change in conversion price, the number of shares outstanding as of the conversion date and the number of shares of Common Stock issued upon conversion of the Preferred Stock.

Class of Preferred Stock	Old Conversion Price	Adjusted Conversion Price	Shares Outstanding at Conversion Date	Common shares issued upon conversion
Series A-1	$175.00	$19.44	976	50
Series B	$54.13	$12.96	14,042	1,083
Series C	$28.13	$9.71	5,702	587
Series D-1	$28.13	$7.24	8,386	1,159
Series D-2	$62.50	$8.58	6,625	773
Total			35,731	3,652

The Company is using the net proceeds from the offering for working capital and general corporate purposes.

In conjunction with the sale of Common Stock, $1,188 of Short-term debt including accrued interest of $120 was converted into 683 shares of the Company’s Common Stock. The Company issued 854 warrants with the conversion of the Short–term debt. The Company ascribed a relative fair value of $586 to the warrants using the Black-Scholes-Merton valuation model, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

In addition to the conversion of the Short-term debt, approximately $498 of deferred compensation including accrued interest of $59 was converted into 286 shares of the Company’s Common Stock. The Company issued 352 warrants with the conversion of the deferred compensation. The Company ascribed a relative fair value of $244 to the warrants using the Black-Scholes-Merton valuation model, which was charged to additional paid- in capital during the quarter ended June 30, 2016.

The conversion price of the Short-term debt and deferred compensation was $1.74 per share. The warrants expire on May 18, 2021 and have an exercise price of $2.175.

Information with respect to in-kind dividends issued on the Company’s Preferred stock for the three and nine-month periods ended September 30, 2016 and September 30, 2015 is as follows:

	Dividends				Beneficial Conversion Feature Related to dividends
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Series A-1	$-	$18	$29	$53	$-	$-	$3	$-
Series B	-	324	519	939	-	-	73	-
Series C	-	132	211	382	-	-	39	13
Series D-1	-	192	309	516	-	-	78	16
Series D-2	-	153	245	445	-	-	52	-
Total	$-	$819	$1,313	$2,335	$-	$-	$245	$29

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

7.	Equity (Deficit) (continued)

Warrants

A summary of the warrant activity for the nine months ended September 30 is as follows:

	September 30, 2016		September 30, 2015
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	205	$28.70	171	$36.13
Issued	1,551	$2.18	32	$24.13
Expired	-	$-	(13)	$62.50
Outstanding at end of period	1,756	$1.74	190	$33.00
Exercisable at end of period	1,756	$1.74	190	$33.00

A summary of the status of the warrants outstanding and exercisable as of September 30, 2016 is as follows:

	Number of shares exercisable under Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

	14	0.00	$0.30
	105	0.02	$2.06
	32	0.00	$0.52
	54	0.05	$0.48
‘	1,551	4.15	$1.92
	1,756	4.22	$1.74

8.	Subsequent events

On November 3, 2016, the Company issued $900 in senior convertible promissory notes. The notes bear interest at the rate of 6% per annum and mature on December 31, 2018. The notes are convertible into common stock of the Company at any time at a conversion rate of $1.30, or, in connection with a financing of at least $1 million, at the price of such financing, if such price is lower than $1.30. Investors received warrants to purchase 276 shares of common stock in the aggregate. The warrants are exercisable for a period of three years from the date of closing at an exercise price of $1.625 per share. Shares underlying the notes do not have registration rights. The funds from the financing will be used for working capital and general corporate purposes.

On October 17, 2016, the Company issued demand promissory notes to affiliates of the Company aggregating $100 in cash. The notes bear interest at the rate of 1% per annum and are due on demand. In addition, the affiliate will be a paid a financing fee of 10% of the face value of the demand notes upon such repayment of the demand notes or their exchange into the next financing. In the event the demand notes are not repaid or exchanged by December 31, 2016, the demand notes will automatically be exchanged into unsecured convertible promissory notes. The unsecured convertible promissory notes are mandatorily convertible to common stock at a conversion rate of $0.91 per share upon closing a new debt and or equity financing of at least $500 in aggregate proceeds. The notes bear interest at the rate of 1% per annum and are due December 31, 2017. The holders shall also receive, on a pro rata basis, cash payments payable from 3% of the revenue actually received by the Company from its European customer, not to exceed one and one-half (1.5) times the aggregate principal amount of the notes. Such cash payments only occur if the notes are converted into Common Stock.

On October 21, 2016, the Company entered into a Lease Agreement for approximately 2,972 square feet of office space in San Jose, California. The initial term of the lease is 36 months commencing on November 1, 2016 with an option term of five years. The base rent will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2019. In addition to the monthly rent, the Company is responsible for a portion of the land lords annual operating expenses based on a percentage the Company’s rentable square footage to the total square footage of the building.

Projected lease payments are as follows:

Contractual obligations	Total	2016	2017	2018	2019	Thereafter
Operating lease commitments	$304	$16	$99	$102	$87	$-

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the following:

●	Technological, engineering, manufacturing, quality control or other circumstances that could delay the sale or shipment of products;
●	Economic, business, market and competitive conditions in the software industry and technological innovations that could affect the Company’s business;
●	The Company’s inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and
●	General economic and business conditions and the availability of sufficient financing.

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

Overview

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s software can be deployed both on premise and as a cloud-based service, with the ability to easily transition between deployment models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2015, net losses attributable to common stockholders aggregated approximately $14,998, and, at September 30, 2016, the Company's accumulated deficit was approximately $129,843.

For the three months ended September 30, 2016, total revenue was $221, a decrease of $130, or 37%, compared to total revenue of $351 in the prior year period. For the nine months ended September 30, 2016, total revenue was $853, a decrease of $311, or 27%, compared to total revenue of $1,164 in the prior year period. The decrease in revenue for the three months ended September 30, 2016 is due to lower product and maintenance revenue. The decrease in revenue for the nine months ended September 30, 2016 is due primarily to a decrease in engineering services revenue.

For the three months ended September 30, 2016, the loss from operations was $570, a decrease of $280, or 33%, compared with a loss from operations of $850 in the prior year period. The decrease in the loss for the three months ended September 30, 2016 was due primarily to cost reductions put in place beginning in the first quarter of 2016. For the nine months ended September 30, 2016, the loss from operations was $2,565, a decrease of $332, or 11%, compared with a loss from operations of $2,897 in the prior year period. The decrease in the loss from operations for the nine months ended September 30, 2016 is primarily attributable to cost reductions put in place beginning in the first quarter of 2016.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Form 10-K.

Effect of Recent Accounting Pronouncement

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) intended to improve financial reporting about leasing transactions which requires companies to report capital and operating leases with a term of 12 Months or longer on their balance sheets. Disclosure requirements of the leasing arrangement will include qualitative and quantitative information about the amounts recorded in the financial statements.

Implementation of ASU 2016-02 did not have a material impact on the Company’s financial position, results of operations and cash flows as of September 30, 2016.

Results of Operations

Revenue

For the three months ended September 30, 2016, product revenue was $50, a decrease of $77, or 61%, compared to product revenue of $127 in the prior year period. The decrease in product revenue is primarily due to a decrease in engineering services revenue. For the three months ended September 30, 2016, maintenance revenue was $171, a decrease of $53, or 24%, compared to maintenance revenue of $224 in the prior year period. This decrease is primarily due to the non-renewal of two maintenance contracts entered into in prior years.

For the nine months ended September 30, 2016, product revenue was $273, a decrease of $237, or 46%, compared to product revenue of $510 in the prior year period. The decrease in product revenue is primarily attributable to reduction in engineering service revenue and the timing of the revenue recognition for certain recurring revenue contracts. For the nine months ended September 30, 2016, maintenance revenue was $580, a decrease of $74, or 11%, compared to maintenance revenue of $654 in the prior year period. The decrease in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended September 30, 2016, cost of sales was $89, an increase of $20, or 29%, compared to cost of sales of $69 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance revenue generating contracts during the three months ended September 30, 2016, compared to the prior year period.

For the nine months ended September 30, 2016, cost of sales was $360, an increase of $73, or 25%, compared to cost of sales of $287 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to transactional and maintenance revenue generating contracts, compared to the prior year period.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2016, research and development expense was $282, a decrease of $164, or 37%, compared to research and development expense of $446 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factors in the $164 decrease was a $72, or 21%, decrease in total salaries and benefits due to the reduction of one engineer in the third quarter of the prior year together with a $120, or 117%, decrease in professional service expenses associated with product development. Total expenses, before allocations for the three months ended September 30, 2016, were $381, a decrease of $174, or 31%, compared to $555 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above.

For the nine months ended September 30, 2016, research and development expense was $968, a decrease of $499, or 34%, compared to research and development expense of $1,467 in the prior year period. The most significant factors in the $499 decrease was a $179, or 17%, decrease in total salaries and benefits due to the reduction of one engineer in the third quarter of the prior year and reduction in the time commitment of a second engineer. In addition, there was a $221, or 74%, decrease in professional service expenses associated with product development. These expense reductions were augmented by an increase of $57, or 17%, in allocations related to cost of sales and IT support compared to the prior year period. Total expenses, before allocations to cost of sales, for the nine months ended September 30, 2016, were $1,368 a decrease of $442, or 24%, compared to $1,810 in the prior year period.

Sales and Marketing Expense

For the three months ended September 30, 2016, sales and marketing expense was $52, a decrease of $164, or 76%, compared to sales and marketing expense of $216 in the prior year period. For the nine months ended September 30, 2016, sales and marketing expense was $381, a decrease of $375, or 50%, compared to sales and marketing expense of $756 in the prior year period. These decreases were primarily attributable to salary and related cost savings implemented during the three months ended June 30, 2016 as part of the Company’s transition to a go to market strategy principally focused on partner integrations.

General and Administrative Expense

For the three months ended September 30, 2016, general and administrative expense was $368, a decrease of $102, or 22%, compared to general and administrative expense of $470 in the prior year period. The decrease was primarily due to reductions in salaries and related expense and professional services including legal and accounting fees compared to the prior year period.

For the nine months ended September 30, 2016, general and administrative expense was $1,709, an increase of $158, or 10%, compared to general and administrative expense of $1,551 in the prior year period. The increase was primarily due to an increase in professional service expenses of $353, or 63%, related to legal, accounting and other offering expenses that could not be brought forward and applied against the public offering that was completed in May 2016. The increase in professional services was partially offset by a decrease in salaries and related expense of $120, or 29%. The decrease in salaries and related expense is due primarily to the reduction in stock-based compensation expense, compared to the prior year period.

Other Income and Expense, net

For the three months ended September 30, 2016, interest expense was $19, an increase of $15, compared to interest expense of $4 in the prior year period. For the nine months ended September 30, 2016, interest expense was $198, an increase of $194, compared to interest expense of $4 in the prior year period. The increase in interest expense is primarily due to the convertible notes and deferred compensation that were outstanding for the first five months of 2016, and converted into shares of Common Stock on May 19, 2016.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

For the three months ended September 30, 2016, amortization of debt discount was $17, an increase of $17, compared to $0 in the in the prior year period. The increase is due to the discount associated with the long –term debt issued in August 2016 to pay the reaming principal balance of a $200 promissory note outstanding plus accrued interest that was due on August 24, 2016.

For the nine months ended September 30, 2016, amortization of debt discount was $283, an increase of $283. The increase was due to the same factors described for the three month period discussed above.

For the three months ended September 30, 2016, the gain on derivative liability was $156, an increase of $155 compared to the gain on derivative liability of $1 in the prior year period. For the nine months ended September 30, 2016, the gain on derivative liability was $330, an increase of $312, compared to a gain on derivative liability of $18 in the prior year period. The increases in the gain on derivative liability were primarily due to extinguishment of derivative liability by the conversion of $1,068 of short-term debt in conjunction with the public offering in May 2016 and the repayment of the remaining short-term note payable balance of $236, including accrued interest, in August 2016.

For both the three months ended September 30, 2016 and September 30, 2015, there was no accretion of a beneficial conversion feature on the Company’s preferred stock.

For the nine months ended September 30, 2016, accretion of the beneficial conversion feature on the Company’s Preferred Stock with a conversion price less than the closing market price of the Company’s common stock on the issuance date for new issuances of preferred stock and for preferred share dividends was $245, a decrease of $282, or 54%, compared to $527 in the prior year period. The decrease is due to the absence of new preferred shares issuances and the conversion of all classes of preferred stock into common Stock on May 19, 2016. (See Liquidity and Capital Resources).

The Company recorded dividends in kind on shares of its Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock during the period January 1, 2016 through May 19, 2016, at which time all outstanding shares of preferred stock were exchanged for common stock, and no further dividends were declared.

For the three months ended September 30, 2016, dividends on shares of preferred stock were $0, a decrease of $819, or 100% compared to $819 in the prior year period. The decrease was due to the conversion of all classes of Preferred Stock into Common Stock on May 19, 2016.

For the nine months ended September 30, 2016, dividends in kind on shares of preferred stock were $1,313, a decrease of $1,022, or 44%, compared to $2,335 in the prior year period. The decrease was due to the above mentioned conversion of all classes of preferred stock into common stock.

Liquidity and Capital Resources

At September 30, 2016, cash and cash equivalents totaled $140, compared to cash and cash equivalents of $846 at December 31, 2015. The decrease in cash was primarily due to net cash used in operating activities of $1,270. The use of cash was partially offset by the proceeds from the sale of common stock and warrants during the nine-month period, and a net increase of $140 in proceeds from the issuance of notes. At September 30, 2016, total current assets were $374, compared to total current assets of $1,312 at December 31, 2015. At September 30, 2016, the Company's principal sources of funds included its aggregated cash and cash equivalents of $140.

At September 30, 2016, accounts receivable net, was $169, an increase of $75, or 80%, compared to accounts receivable net of $94 at December 31, 2015. The increase is due primarily to the timing of billings during the three months ended September 30, 2016.

At September 30, 2016, prepaid expenses and other current assets were $65, a decrease of $307, or 83%, compared to prepaid expenses and other current assets of $372 at December 31, 2015. The decrease is due primarily to offsetting the prepaid financing expenses against the proceeds from the sale of common stock and warrants in the second quarter of 2016.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

At September 30, 2016, total current liabilities were $2,493, a decrease of $877, or 26%, compared to total current liabilities of $3,370 at December 31, 2015. At September 30, 2016, accounts payable were $1,389, an increase of $602, or 76% compared to $787 at December 31, 2015. At September 30, 2016, accrued compensation was $264, an increase of $1, or 0%, compared to accrued compensation of $263 at December 31, 2015. The increases in accounts payable and accrued compensation are due primarily to delays in the Company’s fundraising efforts and to the amount of funding secured to date. Other accrued liabilities were $374, a decrease of $241, or 39%, from $615 at December 31, 2015 due primarily to the conversion of $498 of deferred compensation including accrued interest into 286 shares of common stock. This reduction was offset by the accrual of additional professional services during the period. Debt, net of the unamortized discount, decreased $747, or 75%, to $244 compared to $991 at December 31, 2015, due to the conversion of $1,068 of the notes plus accrued interest, into 683 shares of the Company’s common stock. In addition the Company paid off the remaining $200 unsecured convertible note plus accrued interest through the issuance of $240 in new notes discussed below. Additionally, the Company received proceeds of $100 through the issuance of short-term notes payable in September 2016.

In August 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $240 in cash. The notes are mandatorily convertible to common stock at a conversion rate of $0.91 per share upon closing a new debt and or equity financing of at least $500 in aggregate proceeds. The notes bear interest at the rate of 1% per annum and are due December 31, 2017. The holders shall also receive, on a pro rata basis, cash payments payable from 3% of the revenue actually received by the Company from its European customer, not to exceed one and one-half (1.5) times the aggregate principal amount of the notes. Such cash payments only occur if the notes are converted into Common Stock. Additionally, the convertible notes contained an embedded beneficial conversion feature having an intrinsic value of $103 at the issuance date, for which the Company recorded a discount to the long-term notes payable and a corresponding additional paid-in capital attributable to the beneficial conversion feature. The discount will be amortized using the effective interest method over the term of the notes. The Company recorded $7 in debt discount amortization expense associated with these notes for the three and nine month period ended September 30, 2016. The proceeds from the notes were used to pay off the $200 promissory note outstanding plus accrued interest that was due on August 24, 2016.

In September and October 2016, the Company issued demand promissory notes to affiliates of the Company aggregating $200 in cash. The notes bear interest at the rate of 1% per annum and are due on demand. In addition, the affiliate will be a paid a financing fee of 10% of the face value of the demand notes upon such repayment or exchange of the demand notes or their exchange into the next financing. In the event the demand notes are not repaid or exchanged by December 31, 2016, the demand notes will automatically be exchanged into unsecured convertible promissory notes, substantially with the same terms described in the previous paragraph.

Current deferred revenue was $362, a decrease of $22, or 6%, compared to current deferred revenue of $384 at December 31, 2015. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

The Company exercised its option to pay in kind the accrued dividends on preferred stock as follows:

	Three Months	Nine Months
Unconverted	September 30, 2016
Series A-1	-	29
Series B	-	519
Series C	-	211
Series D-1	-	309
Series D-2	-	245
Total	-	1,313

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

On May 19, 2016, the Company closed an underwritten public offering of 690,000 shares of common stock at a public offering price of $1.74 per share. In addition, the Company sold 345,000 warrants, at a public offering price of $0.01 per warrant, to purchase shares of Common Stock. The warrants expire on May 18, 2021 and have an exercise price of $2.175 per share. The Company raised gross cash proceeds of $1,204 before deducting underwriting discounts and commissions and other offering expenses of $780. As a result of the consummation of the offering, each series of the Company’s outstanding preferred stock, including accrued and unpaid dividends through May 19, 2016, were converted into shares of common stock.

The Company is using the funds received from the above financing for working capital and general corporate purposes.

The Company incurred $19 and $198, respectively, of interest expense for the three and nine months ended September 30, 2016. The interest expense was related to the notes issued in August and September 2016, the note that was paid off in August 2016 and the convertible notes and deferred compensation that were converted to Common Stock in May 2016. The Company paid $40 of the above interest in cash over the nine months ended September 30, 2016.

The Company had the following material commitments as of September 30, 2016:

Contractual obligations	Total	2016	2017	2018	2019	Thereafter
Operating lease commitments (1) (2) (3)	$39	$26	$4	$4	$4	$1

1.	The Company extended the lease on its offices in April 2010. The base rent decreased by approximately 6% in November 2011 and will increase by approximately 3% per annum over the term of the new lease, which expires on October 31, 2016.
2.	The Company sublet approximately 3,000 feet of unutilized office space in August 2015. The sub-lease expired on September 1, 2016.
3.	Includes other capital leases associated with leased office equipment.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2016.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2016 and 2015, foreign currency translation gains and losses were insignificant.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to paragraph (b) of Rule 13a-15 and 15d-15 under the Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 16, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
*10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

November 14, 2016	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)