Form 10-K
period 2016-12-31
iSign Solutions Inc.
filed 2017-03-31
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

☐ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

for the transition period from_______ to _______

Commission File No. 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2025 Gateway Place, Suite 485, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-802-7888

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2016 was approximately $5,004,624 based on the closing sale price of $1.31 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 31, 2017 was 5,761,980.

DOCUMENTS INCORPORATED BY REFERENCE

iSign SOLUTIONS INC

iSign’s logo, iSign®, InkTools® SIGVIEW®, Sign-it®, INKshrINK®, SignatureOne®, Ceremony®, Signed, Sealed, Delivered® and The Power To Sign Online® are registered trademarks of the Company. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

PART I

Item 1. Business

General

iSign Solutions Inc., f/k/a Communication Intelligence Corporation (the “Company” or “iSign”), was incorporated in Delaware in October 1986. iSign is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in Redwood Shores, California.

For the year ended December 31, 2016, total revenue was $1,065, a decrease of $555, or 34%, compared to total revenue of $1,620 in the prior year. For the year ended December 31, 2016, software product revenue was $325, a decrease of $413, or 56%, compared to product revenue of $738 in the prior year. Maintenance revenue for the year ended December 31, 2016, was $740, a decrease of $142, or 16%, compared to maintenance revenue of $882 in the prior year. The decreases are primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

For the year ended December 31, 2016, the net loss attributable to common stockholders was $5,057, a decrease of $2,562, or 34%, compared to $7,619 in the prior year. For the year ended December 31, 2016, non-cash charges attributable to interest expense, financing and loan discount amortization and the accretion of the beneficial conversion feature were $797, an increase of $176, or 28%, compared to $621 in the prior year. There was a gain of $330 on the derivative liability value for the year ended December 31, 2016, compared to a gain of $18 in the prior year. For the year ended December 31, 2016, operating expenses were $4,274, a decrease of $1,171, or 22%, compared to operating expenses of $5,445 for the prior year. The decrease in operating expense resulted from reduction in full time employees associated with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

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

Products

The Company’s enterprise-class SignatureOne® and iSign® suite of electronic signature solutions enable businesses to implement truly paperless, electronic signature-driven business processes. The aggregate of the software functionality enabling the digitization of end-to-end work flow processes is sometimes referred to as “digital transaction management” (DTM). Many applications provide electronic forms and allow users to fill-in information, but most of these applications still require users to print out a paper copy for a handwritten, ink signature. Solutions powered by iSign products allow legally binding electronic signatures to be added to digital documents, eliminating the need for paper to memorialize the completion, approval or authentication of the transaction. This allows users to reduce transaction times and processing costs.

The SignatureOne® and iSign® suite of products includes the following:

SignatureOne® Ceremony® Server

The SignatureOne® Ceremony® Server (“Ceremony Server”) provides a highly secure, scalable, patent-protected and streamlined electronic signature solution. Its flexible, easy-to-configure and agile workflow can be rapidly integrated via standard Web services to become an ultimate and cost efficient endpoint in true straight-through processing (the complete removal of paper from business processes) and to facilitate end-to-end management of multi-party approvals for PDF and XHTML documents. The Ceremony Server contains iSign’s core e-signature engine and signature ceremony management tools, and can be seamlessly integrated with numerous ancillary products. Its key features include:

● Consent/disclosure management – integral part of audit record; easily reproducible in the event of a dispute;

● Configurable document presentment – signatory receipt, access and viewing of document tracked in audit trail;

● Multi-party ceremonies – complex processes, simplified; allows for dynamic, multi-channel workflow changes, including remote, face-to-face and mobile scenarios;

● Supports complex business rules and dynamic user behaviors;

● Configurable branding and workflow;

● Flexible tracking and reporting – includes event notification service

● Extensive audit trail – embedded in individual document in a tamper evident digital seal; and

● Support for multiple signature methods – click-to-sign; biometric; and others.

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
iSign® Family

The growing suite of iSign® products and service includes iSign® Mobile (for signing on iOS and Android mobile devices), iSign® Forms (for integrated use of templates and forms), and iSign® Live (iSign’s patent-pending co-browsing solution for simultaneous browsing signature ceremonies).

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

iSign® Toolkits	The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person's handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect a user’s signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2016 include the following:

iSign® Enterprise	v5.2.10
iSign® Enterprise	v5.2.11
iSign® Enterprise	v5.2.12
iSign® Enterprise	v5.2.13
iSign® Enterprise	v5.2.14
iSign® Enterprise	v5.2.15)
iSign® Enterprise	v5.4.6.3
iSign® Enterprise	v5.4.6.4
iSign® Enterprise	v5.4.6.5
iSign® Enterprise	v5.4.6.6
iSign® Enterprise	v5.4.16
iSign® Enterprise	v5.4.17
iSign® Enterprise	v5.4.18
iSign® Enterprise	v5.4.19
iSign® Enterprise	v5.4.20
iSign® Enterprise	v5.4.21
iSign® Enterprise	v5.4.22
iSign® Enterprise	v6.0.1
iSign® Enterprise	v6.1
iSign® Enterprise	v6.2
iSign® Enterprise	v6.2
iSign® Enterprise	v6.2.1
Sign-it® for Acrobat®	v7.6.2.1
Sign-it® for Acrobat®	v10.0
Sign-it® for Acrobat®	v9.4
Sign-it® for Acrobat®	v9.3.2
Sign-it® for Acrobat®	v9.3.3

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

The Company’s technologies go beyond simple electronic signature and include biometric signatures, verification solutions, authentication and validation methods, that result in signed documents that are secure, legal and tamper-resistant.

The Company has over 20 registered and unregistered trademarks in the United States and other countries. The Company intends to register its trademarks in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

Research and Development

Our research and development effort is focused on the development, advancement and refinement of our core products and the development of new products. In addition, our research and development team is responsible for the continuous quality measurement and assurance of both existing and new products. We conduct research on software technology, related computer hardware, competitive offerings and alternative solution approaches to develop appropriate product and service offerings for our target markets. Our research and development efforts are often aimed at assisting clients and licensees in further streamlining new and existing workflow processes that our software solutions support and at ensuring that we meet or exceed industry standards and competitive offerings. We provide certain customization and integration services to our clients, including software integration partners and enterprise customers. These efforts are conducted by our team in San Jose, California, supported by contracted staff, including offshore engineers.

We believe that our software technologies, platforms and products are now competitive and, while research and development activities will remain at the core of our operations, we intend, going forward, to invest an increasing amount of our resources in sales and marketing activities.

Our research and development expense was $1,322 for the year ended December 30, 2016 and $1,771 for the year ended December 31, 2015.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Three customers, as described in Note 2 to the Consolidated Financial statements, accounted for 13%, 13% and 23%, respectively, of total revenue for the year ended December 31, 2016.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $573 and $839 at December 31, 2016 and 2015, respectively, representing advanced payments on product and service maintenance agreements. In 2014, the Company negotiated a long term maintenance agreement, the balance of which is $315 at December 31, 2016, which will be recognized over four years. The remaining backlog is expected to be recognized over the next twelve months.

Competition

We believe that our primary competitive advantages include the following:

●	Customer options and platform flexibility: Unlike most of our competitors, we offer many flexible configuration options for enterprise clients to address many variants of complex business work flows without the need for costly and time-consuming customization. These solution configurations can be rapidly and seamlessly integrated into a variety of enterprise technology environments.

●	Software deployment options: Unlike most of our competitors, our software solutions are available as an on demand, private cloud-based software as a service, and on the customer’s premises, which is an important feature for most of our large enterprise clients for compliance, security and control reasons.

●	Lower cost structure: Through our technology, sales and marketing partners, including Cegedim SA, we believe we offer a lower relative cost structure and higher operating margin than most of our larger competitors.

Currently, our primary competition for basic click-to-sign electronic signatures includes Adobe EchoSign, DocuSign and Silanis (recently acquired by VASCO Data Security International Inc.). We view the balance of the U.S. market as fragmented with a variety of smaller competitors focused on the consumer and small business markets rather than enterprise organizations.

Employees

As of December 31, 2016, the Company employed ten full-time employees and four independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements. We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2016 and 2015, sales in the United States as a percentage of total sales were 88% and 93%, respectively. At December 31, 2016 and 2015, long-lived assets located in the United States were $306 and $664, respectively. There were no long-lived assets located elsewhere as of December 31, 2016 and 2015.

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

The Company leases its principal facilities, consisting of approximately 2,400 square feet, in San Jose California, pursuant to a lease that expires in 2019.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock (“Common Stock”) is quoted on OTC Markets Group Inc.’s OTCQB quotation system under the trading symbol ISGN. Trading activity for the Company’s Common Stock can be viewed at www.otcmarkets.com. The following table sets forth the high and low sale prices of the Common Stock for the periods noted.

		Sale Price Per Share
Year	Period	High	Low

2015	First Quarter	$35.00	$20.00
	Second Quarter	$31.13	$8.75
	Third Quarter	$17.75	$5.63
	Fourth Quarter	$46.25	$7.63

2016	First Quarter	$15.00	$2.81
	Second Quarter	$3.55	$0.98
	Third Quarter	$2.00	$1.01
	Fourth Quarter	$1.25	$0.56

Holders

As of March 20, 2017 there were approximately 146 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

All securities sold during 2016 by the Company were either previously reported on a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K filed with the SEC.

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

Overview and Recent Developments

The Company is a leading supplier of DTM software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company’s products and services result in legally binding transactions that are compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of enterprise software solutions within the financial services and insurance industries and has made available to its customers significant expense reduction by enabling a completely electronic document and workflow process, as well as the resulting reduction in mailing, scanning, filing and other costs related to the use of paper.

On November 30, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the name change and a change to the trading symbol of its Common Stock from “CICI” to “ISGN” be approved. On December 11, 2015, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to change its name from Communication Intelligence Corporation to iSign Solutions Inc. Pursuant to FINRA rules, the change in the Company’s name and trading symbol became effective at the open of business on December 14, 2015.

On January 20, 2016, the Company held its Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders voted on (i) an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of Common Stock in a range of not less than 1-for-750 and not more than 1-for-1,250, (ii) amendments to the certificates of designation for each series of the Company’s preferred stock (“Preferred Stock”) to, among other things, (a) automatically convert the respective series of our Preferred Stock into shares of Common Stock upon the closing of a firm-commitment underwritten public offering of shares of our Common Stock at a price per share of not less than $4.00 which provides at least $8 million in gross proceeds to the Company and (b) reduce the conversion price of the respective series of our Preferred Stock, and (iii) a Second Amended and Restated Certificate of Incorporation to integrate the then-in-effect provisions of our Amended and Restated Certificate of Incorporation and further amend those provisions by, among other things, decreasing our authorized Common Stock and Preferred Stock. The voting results of the Special meeting are incorporated herein by reference to the Company’s Form 8-K dated January 22, 2016 filed with the Securities and Exchange Commission on January 22, 2016.

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

In conjunction with the sale of Common Stock, $1,188 of short-term debt, including accrued interest of $120, was converted into 683 shares of the Company’s Common Stock. The Company issued warrants to purchase 854 shares of Common Stock with the conversion of the short–term debt. The Company ascribed a relative fair value of $586 to the warrants using the Black-Scholes-Merton valuation model, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

In addition to the conversion of the short-term debt, approximately $498 of deferred compensation, including accrued interest of $59, was converted into 286 shares of the Company’s Common Stock. The Company issued warrants to purchase 352 shares of Common Stock with the conversion of the deferred compensation. The Company ascribed a relative fair value of $244 to the warrants using the Black-Scholes-Merton valuation model, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2016, net losses attributable to common stockholders aggregated approximately $12,676, and, at December 31, 2016, the Company's accumulated deficit was approximately $130,615.

For the year ended December 31, 2016, total revenue was $1,065, a decrease of $555, or 34%, compared to total revenue of $1,620 in the prior year. The decrease in revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

For the year ended December 31, 2016, operating expenses were $4,274, a decrease of $1,171, or 22%, compared to operating expenses of $5,445 in the prior year. The decrease in operating expenses resulted from the reduction of 4 full time employees in sales and marketing, which change was made in connection with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue. For the year ended December 31, 2016, the loss from operations was $3,209, a decrease of $616, or 16%, compared with a loss from operations of $3,825 in the prior year.

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

In August 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $240 in cash. As the promissory notes were convertible into Common Stock at a conversion rate lower than the fair market value of the Common Stock at the time of issuance, the Company recorded $103 as a beneficial conversion feature, which was recorded as a debt discount in the balance sheet. The discount was amortized using the effective interest method over the term of the notes. The proceeds from the notes were used to pay off the $200 promissory note outstanding plus accrued interest that was due on August 24, 2016. The August 2016 notes converted into 264 shares of Common Stock in November 2016 at which time the remaining debt discount was amortized. Post-conversion, the holders are entitled to receive, on a pro rata basis, cash payments payable from 3% of the revenue collected by the Company from its European customer, not to exceed one and one-half (1.5) times the aggregate principal amount of the notes.

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $700 in cash. The Company also issued long-term unsecured convertible promissory notes to affiliates in exchange for an aggregate of $200 in demand notes issued in September and October of 2016. The notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $1.30 per share or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued warrants to purchase 277 shares of Common Stock in connection with these convertible notes. The Company ascribed a value of $204 to the warrants and recorded a discount to the long-term notes payable and a corresponding amount to additional paid-in capital. The discount is being amortized using the effective interest method over the term of the notes.

The Company is using the funds received from the above financings for working capital and general corporate purposes.

The Company recorded $390 in debt discount amortization for the twelve months ended December 31, 2016 related to the above debt financings.

New Accounting Pronouncements

See Note 1, Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenue and expenses reported for each period presented are affected by these estimates and assumptions that are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, fair value of financial instruments, stock based compensation and valuation allowances on deferred tax assets. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company’s management in the preparation of the consolidated financial statements.

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

Derivatives: The Company follows the relevant accounting guidance and records derivative instruments (including certain derivative instruments embedded in other contracts) in the consolidated balance sheet as either an asset or a liability measured at their fair value, with changes in the derivative’s fair value recognized currently in earnings. The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked-to-market at the end of each reporting period with the gain or loss recorded in earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. The Company used a simulated probability valuation model to value warrants containing embedded derivative instruments. Determining the appropriate fair-value model and calculating the fair value of such warrants requires considerable judgment. Any change in the estimates (specifically, probabilities) used may cause the value to be higher or lower than that reported. The assumptions used in the model require significant judgment by management and include the following: volatility, expected term, risk-free interest rate, dividends, and warrant holders’ expected rate of return, reset provisions based on expected future financings, projected stock prices, and probability of exercise.

The conversion option included within the unsecured convertible promissory notes is accounted for as a derivative liability at its estimated fair value. The derivative is subject to re-measurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion or maturity of the unsecured convertible promissory note purchase agreements.

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

Long-lived assets: The Company evaluates the recoverability of its long-lived assets, including intangible assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. Estimation of future cash flows from the products considers the following additional factors:

●	legal, regulatory or contractual provisions known to the Company that limit the useful life of any product technology to less than the assigned useful life;

●	whether the Company needs to incur material costs or make modifications in order for it to continue to be able to realize the benefits afforded by the product technologies;

●	effects of obsolescence or significant competitive pressure on the Company’s current or future products are expected to reduce the anticipated cash flow from the products;

●	demand for products utilizing the technology will diminish, remain stable or increase; and

●	whether the current markets for the products based on the technology will remain constant or will change over the useful lives assigned to the technologies.

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

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2016, of approximately $26,995 based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2016 and December 31, 2015

Revenue

For the year ended December 31, 2016, total revenue was $1,065, a decrease of $555, or 34%, compared to total revenue of $1,620 in the prior year. For the year ended December 31, 2016, software product revenue was $325, a decrease of $413, or 56%, compared to product revenue of $738 in the prior year. Maintenance revenue for the year ended December 31, 2016, was $740, a decrease of $142, or 16%, compared to maintenance revenue of $882 in the prior year. The decrease in software product revenue and maintenance revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

Cost of Sales

For the year ended December 31, 2016, cost of sales was $386, a decrease of $133, or 26%, compared to cost of sales of $519 in the prior year. The decrease was primarily due to lower revenue in both software product and maintenance during the year ended December 31, 2016 compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2016, research and development expenses were $1,322, a decrease of $449, or 25%, compared to research and development expenses of $1,771 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factor contributing to the decrease in research and development expenses was a decrease in the number of outside engineering personnel. In addition, transfers to cost of sales increased due to the increase in non-recurring engineering orders and maintenance. For the year ended December 31, 2016, total research and development expenses before IT and cost of sales allocations were $1,756, a decrease of $593, or 25%, compared to $2,349 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2016, sales and marketing expenses were $406, a decrease of $574, or 59%, compared to sales and marketing expenses of $980 in the prior year. The decrease was primarily attributable to a decrease in salaries and wages in connection with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

General and Administrative Expenses

For the year ended December 31, 2016, general and administrative expenses were $2,160, a decrease of $15, or 1%, from general and administrative expenses of $2,175 in the prior year. The decrease was primarily attributable to a decrease in salary for one full time position starting in the third quarter of 2016 partially offset by an increase in franchise taxes.

Other Income (Expense), Net

Other income (expense), net, was an expense of $12, an increase of $9, or 300%, compared to an expense of $3 in the prior year. The increase was primarily due to the accrual of a penalty for the late filing of certain tax forms for 2015.

Interest Expense

For the year ended December 31, 2016, related party interest expense was $103, an increase of $72, or 232%, compared to related party interest expense of $31 in the prior year. For the year ended December 31, 2016, other party interest expense was $115, an increase of $92, or 400%, compared to other party interest expense of $23 in the prior year.

For the year ended December 31, 2016, the Company recorded $390 in debt discount amortization associated with its short-term borrowings, $87 of which is attributable to related parties and $303 of which is attributable to other investors, compared to $53 in the prior year, $11 of which is attributable to related parties and $42 of which is attributable to other investors.

The change in fair value of derivative liabilities resulted in a non-cash gain of $330, an increase of $312, or 1733%, compared to a gain of $18 in the prior year.

For the year ended December 31, 2016, accretion of the beneficial conversion feature on Preferred Stock with an exercise price less than the closing market price on May 19, 2016 (for the Series C Preferred Stock and Series D-1 Preferred Stock, as defined below) was $245, a decrease of $281, or 53%, compared to $526 in the prior year period. The decrease is due to the decrease in the closing price of the Company’s Common Stock on the date of issue compared to the prior year.

The Company recorded dividends in kind on shares of its Series A-1 Cumulative Convertible Preferred Stock (“Series A-1 Preferred Stock”), Series B Participating Convertible Preferred Stock (“Series B Preferred Stock”), Series C Participating Convertible Preferred Stock (“Series C Preferred Stock”) and Series D Convertible Preferred Stock (“Series D Preferred Stock”). For the year ended December 31, 2016, dividends on shares of Preferred Stock were $1,313, a decrease of $1,863, or 59%, compared to $3,176 in the prior year period. The decrease is attributable to the conversion of all Preferred Stock to Common Stock on May 19, 2016.

Liquidity and Capital Resources

Cash and cash equivalents totaled $389 at December 31, 2016, compared to $846 at December 31, 2015.

The cash used in operations was primarily attributable to the net loss of $3,499, including a $330 gain on derivative liability. These amounts were partially offset by non-cash depreciation and amortization charges of $362, amortization of debt discount of $390 and stock-based employee compensation of $164.

Proceeds from financing activities consisted of $440 from the issuance of short-term debt, $700 from the issuance of long-term debt and $424 from the sale of Common Stock and warrants. Payments on short-term debt were $200.

Accounts receivable were $137 at December 31, 2016, an increase of $43, or 46%, compared to accounts receivable of $94 at December 31, 2015. Accounts receivable at December 31, 2016 and 2015, are net of $63 and $22, respectively, of allowances provided for potentially uncollectible accounts. The increase is primarily attributable to slower collections in the quarter ended December 31, 2016.

Prepaid expenses and other current assets were $56 at December 31, 2016, a decrease of $316, or 85%, compared to prepaid expenses and other current assets of $372 at December 31, 2015.

Short-term debt was $0 at December 31, 2016 compared to $991 at December 31, 2015.

Accounts payable were $1,368 at December 31, 2016, an increase of $581, or 74%, compared to $787 at December 31, 2015. The increase is due to liabilities incurred associated with the proposed public offering.

Other current liabilities, which include accrued compensation were $762 at December 31, 2016, compared to $878 at December 31, 2015, a decrease of $116, or 13%. The decrease is primarily attributable to the conversion of certain accrued liabilities to Common Stock on May 19, 2016.

Deferred revenue, including the long-term portion, was $573 at December 31, 2016, a decrease of $266, or 32%, compared to deferred revenue of $839 at December 31, 2015. The decrease is primarily due to the recognition of revenue from the renewal of a five-year maintenance contract with one of the Company’s customers in December 2015.

Financing Transactions

For the year ended December 31, 2016, the Company exercised its option to pay in kind the accrued dividends on Preferred Stock as follows:

	December 31
	2016	2015
Series A-1	$29	$72
Series B	519	1,272
Series C	211	516
Series D-1	309	715
Series D-2	245	601
Total	$1,313	$3,176

In the fourth quarter of 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company aggregating $1,068 in cash. Promissory notes with a principal amount of $1,068 plus accrued interest converted into shares of our Common Stock on May 19, 2016.

The notes and accrued interest converted at a price of $1.74 per share into 683 shares of our Common Stock. The holders of the notes also received warrants to purchase 854 shares of Common Stock. Such warrants have a 5-year term and are exercisable at a price of $2.175 per share. The Company ascribed a relative fair value to the warrants using the Black-Scholes-Merton valuation model of $586, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

In August 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $240 in cash. As the promissory notes were convertible into Common Stock at a conversion rate lower than the fair market value of the Common Stock at the time of issuance, the Company recorded $103 as a beneficial conversion feature, which was recorded as a debt discount in the balance sheet. The discount was amortized using the effective interest method over the term of the notes. The proceeds from the notes were used to pay off the $200 promissory note outstanding plus accrued interest that was due on August 24, 2016. The August 2016 notes converted into 264 shares of Common Stock in November 2016 at which time the remaining debt discount was amortized. Post-conversion, the holders are entitled to receive, on a pro rata basis, cash payments payable from 3% of the revenue collected by the Company from its European customer, not to exceed one and one-half (1.5) times the aggregate principal amount of the notes.

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $700 in cash. The Company also issued long-term unsecured convertible promissory notes to affiliates in exchange for an aggregate of $200 in demand notes issued in September and October of 2016. The notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $1.30 per share or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued 277 warrants in connection with these convertible notes. The Company ascribed a value of $204 to the warrants and recorded a discount to the long-term notes payable and a corresponding amount to additional paid-in capital. The discount will be amortized using the effective interest method over the term of the notes.

The Company used the funds received from the above financings for working capital and general corporate purposes.

The Company recorded $390 in debt discount amortization for the twelve months ended December 31, 2016 related to the above debt financings.

Contractual Obligations

The Company had the following material commitments as of December 31, 2016:

Contractual obligations	Total	2017	2018	2019	Thereafter
Operating lease commitments	$286	$98	$101	$87	$-
Capital lease commitments	20	6	6	6	2
Total	$306	$104	$107	$93	$2

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

Item 8. Financial Statements and Supplementary Data

The Company's audited consolidated financial statements for the years ended December 31, 2016 and 2015, and for each of the years in the two-year period ended December 31, 2016, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control, Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Except for the remediation efforts described herein there has been no change in our internal control over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	76	Co-Chairman and Chief Executive Officer
Michael Engmann	68	Co-Chairman
Andrea Goren	49	Director and Chief Financial Officer
William Keiper	65	President and Chief Operating Officer
Francis J. Elenio	50	Director
Stanley Gilbert	77	Director
Jeffrey Holtmeier	58	Director
David E. Welch	69	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company’s Chairman and Chief Executive Officer since August 2010, and Co-Chairman since October 2015. Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. In addition, Mr. Sassower has served as Chief Executive Officer of Xplore Technologies Corp. (NASDAQ:XPLR) since February 2006 and has been a director of Xplore Technologies Corp. and served as Chairman of its board of directors since December 2004. On May 13, 2008, Mr. Sassower was named Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On January 7, 2010, The Fairchild Corporation’s plan of liquidation was declared effective and the company’s board of directors was relieved of its duties. Mr. Sassower also served as Chairman of the Board of the Company from 1998 to 2002 and as Co-Chief Executive Officer of the Company from 1997 to 1998. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Sassower’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience. Mr. Sassower has developed extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing changes.

Michael Engmann has served as the Company’s Co-Chairman since October 2015. Mr. Engmann is Chairman of Engmann Options, a family trading and investment holding company and has served in that capacity since 1978. Mr. Engmann has approximately 40 years of experience in building successful financial service companies. He began his career as a trader and was one of the early market-makers in the Pacific Stock Exchange’s options program. He (i) founded, in 1980, Sage Clearing Corporation, a stock and options clearing company for professional traders, which was sold to ABN Amro Inc. in 1988, (ii) founded, in 1982, Preferred Trade, Inc., a broker-dealer providing research and trade execution services, which was sold to Fimat in May 2005, and (iii) acquired in 2001 Revere Data LLC, a global financial and market data company, which was sold to Factset in 2013. Mr. Engmann’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience.

Andrea Goren has served as a director since August 2010. Mr. Goren was appointed the Company’s Chief Financial Officer in December 2010. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company’s largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren has been a director of Xplore Technologies Corp. (NASDAQ:XPLR) since December 2004 and serves on its Executive Committee, and a director of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 17 years of private equity investing and his extensive experience working with management teams and boards of directors.

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

Francis J. Elenio has served as a director since November 2015, after having served as a director of the Company from August 2010 to October 2011. Since November 2005, Mr. Elenio has served as Managing Director of Reeff Consulting LLC, a financial and business advisory firm providing outsourced accounting and consulting services for start-up to midsized companies. Mr. Elenio also served as Chief Financial Officer of Signal Point Communications Corp. from February 2011 to October 2013. Mr. Elenio has over 25 years of experience working with corporations as a strategic, solution-driven professional focused on finance and accounting, operations and turn-around management. Mr. Elenio has served at the CFO level at numerous public and private companies, including Wilshire Enterprises, Inc., a real estate investment and management company, WebCollage, Inc., an internet content integrator for manufacturers, GoAmerica, Inc., a wireless internet service provider and Roomlinx, Inc., a provider of wireless high speed internet access to hotels and conference centers. Mr. Elenio is a CPA and received an MBA. Since September 2007, Mr. Elenio has also been an Adjunct Professor of Finance at Seton Hall University. Mr. Elenio serves on the Company’s audit committee. Mr. Elenio’s qualifications to serve on the Board of Directors and Audit Committee include his experience as a CFO working with technology companies like iSign.

Stanley L. Gilbert has served as a director since October 2011. Mr. Gilbert has more than 45 years of experience as a lawyer with primary specialties in wills, trusts, estate planning and administration, as well as tax planning. Mr. Gilbert is Founder, and, has been President of Stanley L. Gilbert PC since 1982. Mr. Gilbert has also been a partner of a number of law firms, including Nager Korobow, Bell Kallnick Klee and Green, and Migdal Pollack Rosenkrantz and Sherman. Mr. Gilbert has served as a Director of Planned Giving at Columbia University Medical Center’s Nathaniel Wharton Fund, which supports a broad variety of projects in basic research, clinical care and teaching since 2001. Mr. Gilbert was elected by a majority of iSign’s Series B Preferred Stock and Series C Preferred stockholders voting together as a separate class on an as converted to Common Stock basis, and serves on iSign’s audit and compensation committees. Mr. Gilbert’s qualifications to serve on the Board of Directors include his significant tax and accounting expertise acquired through his years of practicing law.

Jeffrey Holtmeier has served as a director since August 2011. Mr. Holtmeier has more than 25 years of successful entrepreneurship in the technology and communications fields. As CEO of GENext from 2001 to present, and through its subsidiary China US Business Development, LLC, Mr. Holtmeier has assisted many US companies in establishing relationships in China, where he also co-founded Koncept International, Inc., a Chinese-based VoIP and digital media technology company. Prior to his involvement in the Chinese market, Mr. Holtmeier founded, built over seventeen years and successfully sold InfiNET in 2001 to Teligent, a NASDAQ listed company. Mr. Holtmeier was a recipient of the prestigious Ernst & Young, NASDAQ/USA Today “Entrepreneur of the Year” award in 1999, and has served on the boards of numerous corporations and non-profit organizations. He serves on iSign’s audit and compensation committees. Mr. Holtmeier’s qualifications to serve on the Board of Directors include his experience as a successful entrepreneur and his experience in establishing business relationships in China.

David E. Welch has served as a director since March 2004. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm. Mr. Welch has also been Vice President of Operations at Vertex Innovations, Inc., from June 2015 to present. Mr. Welch was Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite-based asset tracking and reporting equipment, from April 2004 to September 2014. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002. Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with AspenBio Pharma, Inc., from 2004 to 2017, PepperBall Technologies, Inc. from January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado. He serves on iSign’s audit and compensation committees. Mr. Welch’s qualifications to serve on the Board of Directors include his significant accounting and financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company's securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. The following Section 16 filings were not timely filed for the year ended December 31, 2016: the Form 4 for Andrea Goren, Philip Sassower, Stanley Gilbert, Jeffrey Holtmeier and William Keiper dated May 19, 2016, the Form 4 for Andrea Goren, Stanley Gilbert dated November 3, 2016.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics, referred to as our Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees, including our principal executive officer, our principal financial and accounting officer, and our Chief Technology officer. A copy of the Code of Business Conduct and Ethics is posted on the Company’s web site, at www.isignnow.com.

Audit Committee Financial Expert

Mr. Welch serves as the Audit Committee’s financial expert. Each member of the Audit Committee is independent as defined under the applicable rules and regulations of the SEC and the director independence standards of the NASDAQ Stock Market, as currently in effect.

Item 11. Executive Compensation

Summary Compensation Table (in dollars)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower,	2016	-	(1)	-	-	$-	-	-	-	$-
Co-Chairman and CEO	2015	-	(1)	-	-	$59,100	-	-	-	$59,100

William Keiper,	2016	-	(2)	-	-	$-	-	-	-	$-
President	2015	-	(2)	-	-	$94,560	-	-	-	$94,560

Andrea Goren,	2016	-	(3)	-	-	$-	-	-	-	$-
CFO	2015	-	(3)	-	-	$70,902	-	-	-	$70,902

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no compensation.
2.	Mr. Keiper was appointed President and Chief Operating Officer on December 7, 2010. Mr. Keiper receives no salary compensation from the Company.
3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.
4.	The amounts provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. Mr. Sassower has 7,599 options that are vested and exercisable within sixty days of December 31, 2016. Mr. Keiper has 12,159 options that are vested and exercisable within sixty days of December 31, 2016. Mr. Goren has 9,119 options that are vested and exercisable within sixty days of December 31, 2016. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. See footnote 9 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Keiper is retained by the Company through an Advisory Services Agreement (the “FGP Agreement”) with First Global Partners, LLC (“FGP”). Mr. Keiper is Managing Partner of FGP. The initial term of the FGP Agreement was two years and it automatically renews for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. FGP is currently entitled to receive a cash sum payment of $5,000 (“FGP Fee”) per month. In addition, FPG is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the FGP Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to FGP in 2016. Under the FGP Agreement, FGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the FGP Agreement. The Company has agreed to pay FGP for reasonable and documented out of pocket expenses incurred for Services rendered by FGP during the term of the FGP Agreement, as long as FGP obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The initial term of the SGP Agreement was two years and it automatically renews for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP currently is entitled to receive a cash sum payment of $7,500 (“SGP Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the SGP Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2016. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement. The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2016

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower,	800	(1)	─	(1)	$82	01/28/2018
Co-Chairman and CEO	5,200	(2)	─	(2)	$57	01/03/2020
	1,400	(3)	1,000	(3)	$29	01/05/2022

William Keiper,	6,400	(4)	─	(4)	$32	08/11/2018
President and COO	3,200	(5)	─	(5)	$57	01/03/2020
	2,240	(6)	1,600	(6)	$29	01/05/2022

Andrea Goren,	800	(7)	─	(7)	$82	01/28/2018
Chief Financial Officer	4,000	(8)	─	(8)	$32	08/11/2018
	2,400	(9)	─	(9)	$57	01/03/2020
	1,680	(10)	1,200	(10)	$29	01/05/2022

1.	Mr. Sassower’s 800 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
2.	Mr. Sassower’s 5,200 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
3.	Mr. Sassower’s 2,400 options were granted on January 5, 2015, vest pro rata quarterly over three years, and expire on January 5, 2022.
4.	Mr. Keiper’s 6,400 options were granted on August 11, 2011, vest pro rata monthly over two years, and expire on August 11, 2018
5.	Mr. Keiper’s 3,200 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
6.	Mr. Keiper’s 3,840 options were granted on January 5, 2015, vest pro rata quarterly over three years, and expire on January 5, 2022.
7.	Mr. Goren’s 800 options were granted on January 28, 2011, vest pro rata quarterly over three years, and expire on January 28, 2018.
8.	Mr. Goren’s 4,000 options were granted on August 11, 2011, vest pro rata quarterly over three years, and expire on August 11, 2018.
9.	Mr. Goren’s 2,400 options were granted on January 3, 2013, vest pro rata quarterly over three years, and expire on January 3, 2020.
10.	Mr. Goren’s 2,880 options were granted on January 5, 2015, vest pro rata quarterly over three years, and expire on January 5, 2022.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2016 and 2015.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Non-qualified Deferred Compensation Earnings		All Other Compensation		Total
Current Directors
Francis J. Elenio	$	─	$	─	$	─	$	─	$	─	$	─	$	─
Michael Engmann	$	─	$	─	$	─	$	─	$	─	$	─	$	─
Stanley Gilbert	$	─	$	─	$	─	$	─	$	─	$	─	$	─
Jeffrey Holtmeier	$	─	$	─	$	─	$	─	$	─	$	─	$	─
David Welch	$	─	$	─	$	─	$	─	$	─	$	─	$	─

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 20, 2017, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o iSign Solutions, Inc., 2025 Gateway Place, Suite 485, San Jose California 95110-1413. The amounts are not stated in thousands.

	Common Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)
Philip S. Sassower (2)	1,190,451	19.6%
Andrea Goren (3)	1,220,175	20.1%
Stanley Gilbert (4)	131,548	2.3%
Jeffrey Holtmeier (5)	5,462	*
David E. Welch (6)	1,812	*
Michael W. Engmann (7)	886,617	14.5%
Francis Elenio (8)	400	*
William Keiper (9)	120,230	2.1%
All directors and executive officers as a group (8 persons) (10)	2,635,631	36.2%
5% Shareholders
Phoenix Venture Fund LLC (11)	1,172,382	19.3%

*       Less than 1%.

1.	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2017. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2017 or securities convertible into Common Stock within 60 days of March 20, 2017 are deemed outstanding and held by the holder of such shares of Common Stock, options and warrants for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on shares of Common Stock. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of all outstanding options and warrants into shares of Common Stock.

2.	Represents (a) 875,426 shares of Common Stock, (b) 7,799 shares issuable to Mr. Sassower upon the exercise of options exercisable within 60 days of March 20, 2017, and (c) 307,226 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Phoenix Enterprises Family Fund LLC	Phoenix Banner Holdings	Total
Common shares	2,044	─	2,234	871,148	─	─	875,426
Stock options	7,799	─	─	─	─	─	7,799
Warrants	8,225	288,095	─	─	─	10,906	307,226
Total	18,068	288,095	2,234	871,148	─	10,906	1,190,451

3.	Represents (a) 903,222 shares of Common Stock, (b) 9,359 shares issuable upon the exercise of options exercisable within 60 days of March 20, 2017, and (c) 307,594 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2017 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 11 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix LLC	Phoenix Venture Fund	Phoenix Banner Holdings	Total
Common shares	15	29,825	2,234	871,148	─	903,222
Stock options	9,359	─	─	─	─	9,359
Warrants	─	8,594	288,095	─	10,905	307,594
Total	9,374	38,419	290,329	871,148	10,905	1,220,175

4.	Represents (a) 114,169 shares of Common Stock, (b) 1,800 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2017, and (c) 15,579 shares of Common Stock issuable upon the exercise of warrants, exercisable within 60 days of March 20, 2017 (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common shares	111,002	23	1,426	1,718	114,169
Stock options	1,800	─	─	─	1,800
Warrants	15,579	─	─	─	15,579
Total	128,381	23	1,426	1,718	131,548

5.	Represents (a) 3,662 shares of Common Stock and (b) 1,800 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2017. As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

6.	Represents 1,812 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2017.

7.	Represents (a) 535,659 shares of Common Stock beneficially owned by Mr. Engmann (b) 400 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2017 and (c) an aggregate of 350,558 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2017 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common shares	430,749	103,915	995	535,659
Stock options	400	─	─	400
Warrants	332,097	18,461	─	350,558
Total	763,246	122,376	995	886,617

8.	Represents 400 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2017.

9.	Represents (a) 41,413 shares of Common Stock (b) 12,479 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of 2015, and (c) 66,338 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2017

	William Keiper	First Global Partners	Total
Common Shares	─	41,413	41,413
Stock options	12,479	─	12,479
Warrants	─	66,338	66,338
Total	12,479	107,751	120,230

10.	Includes shares of Common Stock beneficially owned by Phoenix. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes an aggregate of 35,849 shares issuable upon the exercise of options within 60 days of March 20, 2017.

11.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 110 East 59th Street, Suite 1901, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	Phoenix Banner Holdings	Total
Common shares	871,148	2,234	─	873,382
Warrants	─	288,095	10,905	299,000
Total	871,148	290,329	10,905	1,172,382

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
2011 Stock Compensation Plan	71	$45.21	50

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

Director Independence

The Board of Directors has determined that Messrs. Gilbert, Holtmeier, Elenio and Welch are “independent,” as defined under the rules of the NASDAQ Stock Market relating to director independence, and Messrs. Sassower, Engmann and Goren are not independent under such rules. Messrs. Welch, Gilbert, and Holtmeier serve on the Compensation Committee of the Board of Directors. Each of the members of the Compensation Committee is independent under the rules of the NASDAQ Stock Market relating to director independence. Messrs. Welch, Elenio and Holtmeier serve on the Audit Committee of the Board of Directors. Under the applicable rules of the NASDAQ Stock Market and the SEC relating to independence of Audit Committee members, the Board of Directors has determined that Messrs. Welch, Holtmeier and Elenio are independent.

Related Party Transactions

Phoenix is the beneficial owner of approximately 19.3% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

In May 2016, Michael Engmann and Andax converted $275 and $18, respectively, of notes payable into 176 and 12 shares of the Company’s Common Stock as part of the recapitalization.

In August 2016, the Company issued unsecured promissory notes in the amount of $50 to Michael Engmann and his affiliate, and $10 to Andax. These notes converted into Common Stock in November 2016. Post-conversion, the holders shall also receive, on a pro rata basis, cash payments payable from 3% of the revenue collected by the Company from its European customer, not to exceed one and one-half (1.5) times the aggregate principal amount of the notes.

In September 2016, the Company issued demand notes to Michael Engmann and an affiliate in the aggregate amount of $100. In October 2016, the Company issued an additional $100 in demand notes to Michael Engmann and an affiliate. The demand notes issued in September and October 2016 converted into the unsecured promissory note offering described below.

In November 2016, the Company issued $250 in long-term unsecured convertible promissory notes to affiliates, including $200 to Michael Engmann and an affiliate, $25 to Stanley L. Gilbert, and $25 to Andax LLC, an affiliate of Andrea Goren. The notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $1.30 per share or the price per share of Common Stock upon closing of a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued 77 warrants to the above investors in connection with the convertible notes. The Company ascribed a value of $57 to the related party warrants and recorded a discount to the long-term notes payable and a corresponding amount to additional paid-in capital. The discount will be amortized using the effective interest method over the term of the notes.

The Company recorded $390 in debt discount amortization associated with the borrowings, $87 of which is attributable to related parties through December 31, 2016.

During the year ended December 31, 2016, the Company exercised its option to make preferred dividend payments in kind. For the year ended December 31, 2016, the Company issued 29 shares of Series A-1 Preferred Stock, of which 17 were to related parties, 519 shares of Series B Preferred Stock, of which 332 were to related parties, 211 shares of Series C Preferred Stock, of which 109 were to related parties, 310 shares of Series D-1 Preferred Stock, of which 157 were to related parties, and 245 shares of Series D-2 Preferred Stock, of which 30 were to related parties.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2016 and 2015, was $218 and $54, respectively, of which $103 and $31, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. Armanino LLP has been the Company’s auditors since August 2014. During fiscal years 2016 and 2015, the fees for audit and other services performed by Armanino LLP for the Company were as follows:

Nature of Service	Armanino
	2016		2015
Audit Fees	$69,179.30	53%	$62,286.61	27%
Audit-Related Fees	$35,926.59	27%	$30,793.31	13%
Tax Fees	$11263.37	9%	$22,937.75	10%
All Other Fees	$14,005.00	11%	$118,897.50	50%
Total	$130,374.26	100%	$234,915.17	100%

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 000-19301).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 000-19301).
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 000-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.

Exhibit Number	Document
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.

Exhibit Number	Document
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 16, 2016.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company's Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

Exhibit Number	Document
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
††10.19	Software Development and License Agreement dated December 4, 1998 between Ericsson Mobile Communications AB and the Company incorporated herein by reference to Exhibit 10.26 of the Company's 1998 Form 10-K (File No. 0-19301).
10.24	Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 3, 2004.
10.25	Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on November 3, 2004.
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K filed on August 12, 2006.
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K filed on August 12, 2006.
10.27	Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K filed on August 12, 2006.
†††10.28	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A filed on September 15, 2005.
†††10.29	License agreement dated June 2, 2005 between the Company and SnapOn Credit LLC, incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K/A filed on September 15, 2005.
†10.30	Amendment to employment agreement with Guido DiGregorio, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.31	Amendment to employment agreement with Francis V. Dane, incorporated herein by reference to the Company's Form 8-K filed on September 21, 2005.
†10.32	Form of stock option agreement dated August 31, 2005 with Russell L. Davis, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.33	Form of stock option agreement dated December 19, 2005 with Guido DiGregorio, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.

Exhibit Number	Document
†10.34	Form of stock option agreement dated August 31, 2005 with Francis V. Dane, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
†10.35	Form of stock option agreement dated August 31, 2005 with C. B. Sung, incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K/A filed on September 15, 2006.
10.36	Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K filed on February 5, 2007.
10.37	Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K filed on February 5, 2007.
10.38	Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed on March 15, 2007.
10.39	Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company's Form 8-K filed on June 15, 2007.
10.40	Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company's Form 8-K filed on June 15, 2007.
10.41	Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company's Form 8-K filed on August 27, 2007.
†10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 12, 2007.
10.43	Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.45	Registration Rights Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.46	Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.47	Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.48	Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.57	Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.
10.58	Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.
10.59	Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.60	Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.2	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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
Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2017.

Date	Signature	Title

March 31, 2017	/s/ Philip S. Sassower	Co-Chairman and Chief Executive Officer
	Philip S. Sassower	(Principal Executive Officer)

March 31, 2017	/s/ Michael Engmann	Co-Chairman
Michael Engmann

March 31, 2017	/s/ Andrea Goren	Director, Chief Financial Officer
	Andrea Goren	(Principal Financial and Accounting Officer)

March 31, 2017	/s/ Francis J. Elenio	Director
Francis J. Elenio

March 31, 2017	/s/ Stanly Gilbert	Director
Stanley Gilbert

March 31, 2017	/s/ Jeffrey Holtmeier	Director
Jeffrey Holtmeier

March 31, 2017	/s/ David Welch	Director
David Welch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

iSign Solutions Inc.

San Jose, CA

We have audited the accompanying consolidated balance sheets of iSign Solutions Inc., formerly known as Communication Intelligence Corporation, and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iSign Solutions Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Armanino LLP

San Ramon, California

March 31, 2016

iSign Solutions Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$389	$846
Accounts receivable, net of allowance of $63 and $22 at December 31, 2016 and 2015, respectively	137	94
Prepaid expenses and other current assets	56	372
Total current assets	582	1,312
Property and equipment, net	20	44
Intangible assets, net	269	591
Other assets	17	29
Total assets	$888	$1,976

Liabilities and Deficit
Current liabilities:
Accounts payable	1,368	$787
Short–term debt, net	─	991
Accrued compensation	257	263
Other accrued liabilities	505	615
Deferred revenue	258	384
Short-term capital lease	4	─
Derivative liability	─	330
Total current liabilities	2,392	3,370
Long–term debt, net	707	─
Deferred revenue long-term	315	455
Long–term capital lease	9	─
Other long-term liabilities	13	21
Total liabilities	3,436	3,846
Commitments and contingencies (Note 10)
Equity (deficit):
Series A-1 Preferred Stock, $0.01 par value; 2,000 shares authorized; 0 and 947 shares issued and outstanding at December 31, 2016 and 2015, respectively	─	947
Series B Preferred Stock, $0.01 par value; 14,000 shares authorized; 0 and 13,523 shares issued and outstanding at December 31, 2016 and 2015, respectively	─	11,653
Series C Preferred Stock, $0.01 par value; 10,000 shares authorized; 0 and 5,491 shares issued and outstanding at December 31, 2016 and 2015, respectively	─	6,069
Series D-1 Preferred Stock, $0.01 par value; 10,000 shares authorized; 0 and 8,077 shares issued and outstanding at December 31, 2016 and 2015, respectively	─	6,866
Series D-2 Preferred Stock, $0.01 par value; 10,000 shares authorized; 0 and 6,321 shares issued and outstanding at December 31, 2016 and 2015,	─	5,272
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 and 187 shares issued and outstanding at December 31, 2016 and 2015, respectively	58	2
Treasury shares, 5 at December 31, 2016 and December 31, 2015, respectively	(325)	(325)
Additional paid-in-capital	128,884	95,312
Accumulated deficit	(130,615)	(127,116)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders’ deficit	(2,012)	(1,334)
Non-controlling interest	(536)	(536)
Total deficit	(2,548)	(1,870)
Total liabilities and deficit	$888	$1,976

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015
Revenue:
Product	$325	$738
Maintenance	740	882
	1,065	1,620
Operating costs and expenses:
Cost of sales:
Product	78	287
Maintenance	308	232
Research and development	1,322	1,771
Sales and marketing	406	980
General and administrative	2,160	2,175

	4,274	5,445

Loss from operations	(3,209)	(3,825)

Other income (expense), net	(12)	(3)
Interest expense:
Related party	(103)	(31)
Other	(115)	(23)
Amortization of debt discount:
Related party	(87)	(11)
Other	(303)	(42)
Gain on derivative liability	330	18
Net loss	(3,499)	(3,917)
Preferred stock:
Accretion of beneficial conversion feature:
Related party	(115)	(457)
Other	(130)	(69)
Preferred stock dividends:
Related party	(646)	(1,576)
Other	(667)	(1,600)
Income tax expense	-	-
Net loss before non-controlling interest	(5,057)	(7,619)
Net loss attributable to non-controlling interest	-	-
Net loss attributable to common stockholders	$(5,057)	$(7,619)
Basic and diluted loss per common share	$(1.91)	$(40.74)
Weighted average common shares outstanding, basic and diluted	2,644	187

See accompanying notes to these Consolidated Financial Statements

F-3

iSign Solutions Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015

Net loss:	$(3,499)	$(3,917)
Other comprehensive income, net of tax	-	-
Foreign currency translation adjustment, net	-	-

Total comprehensive loss	$(3,499)	$(3,917)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statement of Changes in Deficit

Year Ended December 31, 2016

(In thousands)

	Series A-1 Preferred	Series A-1 Preferred	Series B Preferred	Series B Preferred	Series C Preferred	Series C Preferred	Series D-1 Preferred	Series D-1 Preferred	Series D-2 Preferred	Series D-2 Preferred	Common	Common		Additional		Non-	Accumulated Other
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Stock	Treasury	Paid-In	Accumulated	Controlling	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Stock	Capital	Deficit	Interest	Income (Loss)	Total

Balance as of December 31, 2014	875	$875	12,251	$10,381	4,975	$5,553	5,800	$5,139	5,720	$4,671	187	$2	$(325)	$97,400	$(123,199)	$(536)	$(14)	$(53)
Stock-based employee compensation														575				575
Preferred share dividends, paid in kind	72	72	1,272	1,272	516	516	715	715	601	601				(3,176)				-
Beneficial conversion feature on preferred shares dividends issued in kind						(13)		(15)						28				-
Accretion of beneficial conversion feature on preferred shares dividends issued in kind						13		15						(28)				-
Series D-1 preferred shares issued in a private placement for cash, net of offering expenses of $37							1,562	1,525										1,525
Beneficial conversion feature on Series D-1 preferred shares issued in a private placement								(498)						498				-
Accretion of beneficial conversion feature Series D-1 preferred shares issued in a private placement								498						(498)				-
Cost of warrants issued with the Series D-1 private placement								(513)						513				-
Net loss															(3,917)			(3,917)
Balance as of December 31, 2015	947	$947	13,523	$11,653	5,491	$6,069	8,077	$6,866	6,321	$5,272	187	$2	$(325)	$95,312	$(127,116)	$(536)	$(14)	$(1,870)
Stock-based employee compensation														164				164
Preferred share dividends, paid in kind	29	29	519	519	211	211	309	309	245	245				(1,313)				-
Beneficial conversion feature on preferred shares dividends issued in kind		(3)		(73)		(39)		(78)		(52)				245				-
Accretion of beneficial conversion feature on preferred shares dividends issued in kind		3		73		39		78		52				(245)				-
Common shares and warrants issued in a private placement, net of $780 offering costs											690	7		417				424
Common shares issued on exchange of unsecured debt											683	7		1,181				1,188
Common shares issued on exchange of deferred compensation											286	3		495				498
Conversion of Preferred Shares into Common Stock	(976)	(976)	(14,042)	(12,172)	(5,702)	(6,280)	(8,386)	(7,175)	(6,566)	(5,517)	3,650	36		32,084				-
Conversion of convertible notes into Common Stock											264	3		237				240
Proceeds allocated to warrants issued in connection with convertible notes														204				204
Beneficial Conversion Feature on convertible notes														103				103
Net loss															(3,499)			(3,499)
Balance as of December 31, 2016	-	$-	-	$-	-	$-	-	$-	-	$-	5,760	$58	$(325)	$128,884	$(130,615)	$(536)	$(14)	$(2,548)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,499)	$(3,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	357
Amortization of debt discount	390	53
Stock-based employee compensation	164	575
Gain on derivative liability	(330)	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	(43)	28
Prepaid expenses and other current assets	316	(292)
Accounts payable	581	459
Accrued compensation	(6)	(30)
Other accrued liabilities	510	229
Deferred revenue	(266)	(118)
Net cash used in operating activities	(1,821)	(2,674)

Cash flows from investing activities:
Acquisition of property and equipment	─	(48)
Net cash used in investing activities	─	(48)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	440	1,268
Proceeds from issuance of long-term debt	700	─
Proceeds from issuance of Series D-1 Preferred Stock, net of issuance costs of $37	─	1,525
Proceeds from issuance of Common Stock and warrants, net of issuance costs of $780	424	─
Payment of short-term debt	(200)	─
Net cash provided by financing activities	1,364	2,793

Net increase (decrease) in cash and cash equivalents	(457)	71
Cash and cash equivalents at beginning of period	846	775
Cash and cash equivalents at end of period	$389	$846

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental disclosure of cash flow information:

	December 31,
	2016	2015
Supplementary disclosure of cash flow information
Interest paid	$62	$5

Non-cash financing and investing transactions
Acquisition of property and equipment through capital lease	$15	$-
Conversion of convertible notes plus accrued interest into 947 shares of Common Stock	$1,428	$-
Conversion of deferred compensation plus accrued interest into 286 shares of Common Stock	$498	$-
Dividends on preferred shares	$1,313	$3,176
Conversion of preferred stock into Common Stock	$32,119	$-
Conversion of demand note into unsecured promissory note	$-	$250
Derivative liability related to convertible promissory notes	$-	$330
Accretion of beneficial conversion feature on Preferred Share Dividends	$245	$28
Accretion of beneficial conversion feature on issuance of Preferred Stock	$-	$498
Beneficial conversion feature on convertible notes	$103	$-
Exchange of $200 of demand notes for long-term unsecured convertible notes	$200	$-
Warrants issued in connection with convertible notes	$204	$-
Warrants issued in connection with Series D financing	$-	$513

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

The Company:

On January 21, 2016, iSign Solutions Inc. (the "Company" or "iSign") filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company’s outstanding shares of common stock (“Common Stock”). The reverse split became effective at 9:01 a.m. on January 22, 2016. The information with respect to Common Stock for the years ended December 31, 2015 have been retroactively restated to give effect to the 1-for-1,250 reverse split.

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. The Company’s products and services result in legally binding transactions that are compliant with applicable laws and regulations and that can provide a higher level of security than paper-based processes. The Company has been a leading supplier of enterprise software solutions within the financial services and insurance industries and has delivered significant expense reduction by enabling complete document and workflow automation and the resulting reduction in mailing, scanning, filing and other costs related to the use of paper.

The Company's research and development activities have given rise to numerous technologies and products. The Company's core DTM technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well as signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne® Ceremony™ Server, Sign-it® and the iSign® family of products and services.

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2016, the Company’s accumulated deficit was $130,615. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2016, the Company’s cash balance was $389. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2016 and December 31, 2015, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2016 and December 31, 2015, the carrying values of accounts receivable and accounts payable approximated their fair values.

Treasury Stock:

Shares of Common Stock returned to, or repurchased by, the Company are recorded at cost and are included as a separate component of stockholders’ equity (deficit).

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

The conversion option included within the unsecured convertible promissory notes is accounted for as a derivative liability at its estimated fair value. The derivative is subject to re-measurement at the end of each reporting period, with changes in fair value recognized as a component of interest and other income, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the conversion or maturity of the unsecured convertible promissory note purchase agreements.

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2016	2015
Cash in bank	$389	$846
Money market funds	–	–
Cash and cash equivalents	$389	$846

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions. The costs associated with equity financings, such as in the sale Common or Preferred Stock, are netted against the proceeds of the offering. In the case of note financings, costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method. There were no financing costs amortized to interest expense for the years ended December 31, 2016 and 2015, respectively.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $40 and $15 for the years ended December 31, 2016 and 2015, respectively.

Intangible Assets:

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $322 and $342 for the years ended December 31, 2016 and 2015, respectively. The estimated remaining weighted average useful lives of the intangible assets are one year.

Future intangible asset amortization is as follows:

Year Ended December 31,
2017	$269

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets, including intangible assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charges have been recorded during the two years ended December 31, 2016 and 2015, respectively.

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

Revenue recognition:

The Company recognizes revenue from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company's product to function within the customer's application has been completed and the Company's product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period, whichever is longer. Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post- contract support. Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company's products to function within the customer's application has been completed, and the Company has delivered its product according to specifications.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Revenue recognition (continued):

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2016 and 2015 was $1 and $8, respectively.

Net loss per share:

The Company calculates net loss per share under the provisions of the relevant accounting guidance. That guidance requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and diluted loss per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

The number of shares of Common Stock subject to outstanding options, shares of preferred stock (“Preferred Stock”) on an as converted basis and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2016	December 31, 2015
Common Stock subject to outstanding options	71	82
Series A-1 Preferred Stock	─	50
Series B Preferred Stock	─	1,044
Series C Preferred Stock	─	565
Series D-1 Preferred Stock	─	1,116
Series D-2 Preferred Stock	─	737
Warrants outstanding	1,882	206

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Foreign currency translation:

The Company considers the functional currency of the Joint Venture, CICC, to be the local currency of China, which is the Renminbi (“RMB”) and, accordingly, gains and losses from the translation of the local foreign currency financial statements are included as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates except for long-term assets and liabilities, which are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during each period except for those expenses related to consolidated balance sheet amounts which are translated at historical exchange rates.

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2016 and 2015 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2007, and state tax examinations for years before 2006. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Recently issued accounting pronouncement:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. Early adoption is not permitted except for the comprehensive income presentation requirement, and the updated guidance requires a prospective application with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance is effective for annual periods after December 15, 2017.

In February 2016, the FASB issued an ASU 2016, Leases (Topic 842) intended to improve financial reporting about leasing transactions which requires companies to report capital and operating leases with a term of 12 months or longer on their balance sheets. Disclosure requirements of the leasing arrangement will include qualitative and quantitative information about the amounts recorded in the financial statements. The guidance is effective for annual periods after December 15, 2018.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition to these simplifications, ASU 2016-09 also eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. Early adoption is permitted and the application of the guidance is different for each update included within ASU 2016-09. The guidance is effective for annual periods after December 15, 2016.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for improvements and practical expedients for specific areas of Topic 606. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for clarification of two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In March 2016, the FASB issued ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016 - 08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. The guidance is effective for annual periods after December 15, 2017.

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2016	2015	2016	2015
Customer #1	-	-	13%	13%
Customer #2	-	20%	-	10%
Customer #3	-	-	13%	-
Customer #4	55%	-	23%	24%
Customer #5	11%	18%	-	-
Customer #6	-	20%	-	-
Customer #7	25%	39%	-	-
Total concentration	91%	97%	49%	47%

The following table summarizes sales concentrations:

	December 31, 2016	December 31, 2015
Sales within the United States	88%	93%
Sales outside of the United States	12%	7%
Total	100%	100%

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

3.	Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2016	2015
Machinery and equipment	$1,235	$1,248
Office furniture and fixtures	435	435
Leasehold improvements	35	125
Purchased software	323	323
	2,028	2,131
Less accumulated depreciation and amortization	(2,008)	(2,087)
	$20	$44

4.	Intangible assets:

Intangible assets, net consists of the following at December 31:

	Weighted Average Amortization Period (Years)	2016	2015
Technology	1	$6,745	$6,745
Less accumulated amortization		(6,476)	(6,154)
		$269	$591

The nature of the underlying technology of our intangible assets can be referred to as ‘‘transaction-enabling,’’ ‘‘digital authentication’’ and ‘‘business process work flow.’’ This technology includes various forms of electronic signature methods, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, authentication, cryptography and the logging of audit trails to prove signers’ intent. Our technologies enable the appending of secure, legal and regulatory compliant electronic signatures coupled with an enhanced user experience at a fraction of the time and cost required by traditional, paper-based processes for signature capture. The Company does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing its technology, and believes that the current markets for its products based on technology will remain constant or will grow over the remaining useful lives assigned to its intangible assets because of business environments encouraging the use of electronic signatures.

5.	Chinese Joint Venture (Non-Controlling Interest):

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. The Joint Venture's business license expires October 18, 2043. There were no significant operations in 2016 or 2015.

The Joint Venture had no revenue for the years ended December 31, 2016 and 2015, respectively. It had no long-lived assets as of December 31, 2016 and 2015.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services. The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2016	2015
Accrued professional services	$38	$23
Rents	-	19
Management fees	316	503
Accrued interest	27	49
Delaware Franchise tax	77	7
Other	47	14
Total	$505	$615

7.	Debt:

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

In August 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $240 in cash. As the promissory notes were convertible into Common Stock at a conversion rate lower than the fair market value of the Common Stock at the time of issuance, the Company recorded $103 as a beneficial conversion feature, which was recorded as a debt discount in the balance sheet. The discount was amortized using the effective interest method over the term of the notes. The proceeds from the notes were used to pay off the $200 promissory note outstanding plus accrued interest that was due on August 24, 2016. The August 2016 notes converted into 264 shares of Common Stock in November 2016 at which time the remaining debt discount was amortized. Post-conversion, the holders are entitled to receive, on a pro rata basis, cash payments payable from 3% of the revenue collected by the Company from its European customer, not to exceed one and one-half (1.5) times the aggregate principal amount of the notes.

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $700 in cash. The Company also issued long-term unsecured convertible promissory notes to affiliates in exchange for an aggregate of $200 in demand notes issued in September and October of 2016. The notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $1.30 per share or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued warrants to purchase 277 shares of Common Stock in connection with convertible notes. The Company ascribed a value of $204 to the 277 warrants and recorded a discount to the long-term notes payable and a corresponding amount to additional paid-in capital. The discount is being amortized using the effective interest method over the term of the notes.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

7.	Debt (continued):

Notes Payable (continued):

The Company used the funds received from the above financings for working capital and general corporate purposes.

The Company recorded $390 in debt discount amortization for the twelve months ended December 31, 2016 related to the above 2015 and 2016 debt financings.

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

The Company used a simulated probability valuation model to value these warrants. Determining the appropriate fair-value model and calculating the fair value of the warrants requires considerable judgment. The warrants expired in November 2015. The fair value of the derivative liability at December 31, 2015 was $0.

In November and December 2015, the Company entered into unsecured convertible promissory note purchase agreements with investors and affiliates of the Company. The accounting for the unsecured convertible notes, which are convertible into shares of our Common Stock, requires us to bifurcate the conversion feature and account for it as a derivative liability at the estimated fair value upon issuance. The Company used a Monte Carlo simulation to value the conversion feature.

Changes in the fair value of the level 3 derivative liability for the year ended December 31, 2016 are as follows:

Derivative Liability
Balance at January 1, 2016	$330
Net gain on derivative liability	(330)
Balance at December 31, 2016	$-

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9.	Stockholders’ equity (deficit):

Common stock options:

At December 31, 2016, the Company has two stock-based employee compensation plans, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2009 and 2011 plans under individual plans.

Information with respect to the Stock Compensation Plans at December 31, 2016 is as follows:

	2009 Stock Compensation Plan	2011 Stock Compensation Plan
Shares authorized for issuance	7,000	150,000
Option vesting period	Quarterly over 3 years	Immediate/Quarterly over 3 years
Date adopted by shareholders	-	November 2011
Option term	7 Years	7 Years
Options outstanding	-	71
Options exercisable	-	60
Weighted average exercise price	$-	$45

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black Scholes Merton valuation model.

Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. During 2015, the Company granted 31 options at a weighted average grant date fair value of $23.75 per share. There were no stock options granted during 2016. The fair value calculations are based on the following assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Risk free interest rate	N/A	0.04% - 3.04%
Expected life (years)	N/A	3.26 – 6.33
Expected volatility	N/A	120.74% - 198.90%
Expected dividends	N/A	None
Estimated average forfeiture rate	N/A	7.9%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2016 and 2015. There were no stock options exercised during the years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Research and development	$56	$174
Sales and marketing	15	132
General and administrative	71	226
Director options	22	43
Stock-based compensation expense included in operating expenses	$164	$575

As of December 31, 2016, there was $47 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9.	Stockholders’ equity (deficit) (continued):

Common stock options (continued):

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2016.

The summary activity for the Company’s 2009 and 2011 Stock Compensation Plans is as follows:

	December 31, 2016						December 31, 2015
	Shares		Weighted Average Exercise Price		Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period		82		$45.35		─	─	58	$56.13	─	─
Granted		─	$	─	$	─	─	31	$27.00	$33,750	─
Forfeited/ Cancelled		(11)		$46.23				(7)	$53.75	─	─

Outstanding at period end		71		$45.21		─	3.07	82	$45.35	─	4.13
		1.1						1.2
Options vested and exercisable at period end		60		$48.78	$	─	2.79	57	$52.86	$8,750	3.86

Weighted average grant-date fair value of options granted during the period	$	─		─		─		$23.75	─	─	─

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$25 – $625	71	3.07	$45.21	60	$48.78

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9.	Stockholders’ equity (deficit) (continued):

Common stock options (continued):

A summary of the status of the Company’s non-vested shares as of December 31, 2016 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	25		$25.55
Granted	─	$	─
Forfeited	(3)		$26.92
Vested	(11)		$25.55
Non-vested at December 31, 2016	11		$23.01

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

Sale of Common Stock and Conversion of Preferred Stock, Short-Term Debt and Deferred Compensation:

On January 20, 2016, the Company held its Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders voted on (i) an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our outstanding shares of Common Stock in a range of not less than 1-for-750 and not more than 1-for-1,250, (ii) amendments to the certificates of designation for each series of our Preferred Stock to, among other things, (a) automatically convert the respective series of our Preferred Stock into shares of Common Stock upon the closing of a firm-commitment underwritten public offering of shares of our Common Stock at a price per share of not less than $4.00 which provides at least $8 million in gross proceeds to the Company and (b) reduce the conversion price of the respective series of our Preferred Stock, and (iii) a Second Amended and Restated Certificate of Incorporation to integrate the then-in-effect provisions of our Amended and Restated Certificate of Incorporation and further amend those provisions by, among other things, decreasing our authorized Common Stock and Preferred Stock. The voting results of the Special meeting are incorporated herein by reference to the Company’s Form 8-K dated January 22, 2016 filed with the Securities and Exchange Commission on January 22, 2016.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9.	Stockholders’ equity (deficit) (continued):

Sale of Common Stock and Conversion of Preferred Stock, Short-Term Debt and Deferred Compensation (continued):

On January 21, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-1,250 reverse split of the Company’s outstanding shares of Common Stock. The reverse split became effective at 9:01 a.m. on January 22, 2016 and the Company’s Common Stock began trading on the OTCQB on a post-reverse split basis. Immediately following the effectiveness of the reverse split of the Company’s outstanding shares of Common Stock, there were 187 shares of Common Stock issued and outstanding. The new CUSIP number for the Company’s post reverse split Common Stock is 46436A203.

The information with respect to Common Stock for the years ended December 31, 2015 has been retroactively restated to give effect to the 1-for-1,250 reverse split.

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

Class of Preferred Stock	Old Conversion Price	Adjusted Conversion Price	Shares Outstanding at Conversion Date	Common shares issued upon conversion
Series A-1	$175.00	$19.44	976	50
Series B	$54.13	$12.96	14,042	1,087
Series C	$28.13	$9.71	5,702	589
Series D-1	$28.13	$7.24	8,386	1,161
Series D-2	$62.50	$8.58	6,566	765
Total			35,672	3,652

The Company is using the net proceeds from the offering for working capital and general corporate purposes.

In conjunction with the sale of Common Stock, $1,188 of short-term debt including accrued interest of $120 was converted into 683 shares of the Company’s Common Stock. The Company issued 853 warrants with the conversion of the short–term debt. The Company ascribed a relative fair value of $586 to the warrants using the Black-Scholes-Merton valuation model, which was charged to additional paid-in capital during the quarter ended June 30, 2016.

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

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9.	Stockholders’ equity (deficit) (continued):

Preferred Stock:

Information with respect to dividends issued on the Company’s Preferred stock for the years ended December 31, 2016 and 2015 is as follows:

	December 31,		December 31,
	2016	2015	2016	2015
	Dividends		Beneficial Conversion Feature Related to dividends
Series A-1	$29	$72	$3	$	─
Series B	519	1,272	73		─
Series C	211	516	39		13
Series D-1	309	715	78		15
Series D-2	245	601	52		─
Total	$1,313	$3,176	$245		$28

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

Treasury Stock:

In January 2012, the Company received 5 shares of Common Stock from Phoenix in settlement of a 16b claim brought by a Company stockholder against Phoenix, certain affiliates and the Company, as a nominal defendant. The Common Stock was valued at $325. In settlement of an indemnification claim brought by Phoenix in March 2012, resulting from the settlement of the 16b claim in January 2012, the Company issued to Phoenix 278 shares of Series C Preferred Stock valued at $417. The Company booked a $417 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

9.	Stockholders’ equity (deficit) (continued):

Warrants:

There were no warrant exercises in 2016 and 2015.

Summary of warrants issued in 2016 and 2015:

	December 31, 2016			December 31, 2015
	Related Party	Other	Total	Related Party	Other	Total
Warrants issued with purchase of Series D Preferred Stock	─	─	─	42	9	51
Warrants issued with the sale of Common Stock	─	345	345	─	─	─
Warrants issued upon conversion of convertible notes and deferred compensation	586	619	1,205	─	─	─
Warrants issued with unsecured convertible notes	77	200	277	─	─-	─
Total	663	1,164	1,827	42	9	51

A summary of the outstanding warrants is as follows:

	December 31, 2016			December 31, 2015
	Warrants	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	206		$33.00	172		$36.13
Issued	1,827		$2.18	51		$34.38
Exercised	˗	$	˗	˗	$	˗
Expired	(151)		$33.31	(17)		$28.13
Outstanding at end of period	1,882		$2.52	206		$33.00
Exercisable at end of period	1,882		$2.52	206		$33.00

A summary of the status of the warrants outstanding as of December 31, 2016 is as follows:

Number of Warrants Outstanding and Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price per share
4	˗	$34.38
50	0.03	$15.63
1,551	3.66	$2.18
277	0.42	$1.63
1,882	3.02	$2.52

As of December 31, 2016, 1,953 shares of Common Stock were reserved for issuance upon exercise of 71 outstanding options and 1,882 outstanding warrants.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

10	Commitments and Contingencies:

Lease commitments:

In November 2016, the Company moved its principal facilities to San Jose, California, pursuant to a lease that expires in 2019. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $202 and $271 in 2016 and 2015, respectively.

Contractual obligations	Total	2017	2018	2019	Thereafter
Operating lease commitments	$286	$98	$101	$87	$-
Capital lease commitments	20	6	6	6	2
Total	$306	$104	$107	$93	$2

11.	Income taxes:

As of December 31, 2016, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $69,366. The net operating loss carry-forwards will begin to expire in 2017 if unused. The Company also has state net operating loss carry-forwards available to reduce taxable income of approximately $36,770. The net state operating loss carry-forwards began to expire in 2015 if unused.

Deferred tax assets and liabilities at December 31 consist of the following:

	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$25,730	$24,536
Accruals and reserves	141	97
Deferred revenue	228	334
Intangibles	821	923
Other, net	53	49
Fixed Assets	22	11
Gross tax assets	26,995	25,950
Valuation allowance	(26,995)	(25,950)

Net deferred tax assets	$-	$-

The Company’s provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2016 and December 31, 2015:

	2016		2015
Income tax benefit at the federal statutory rate		$(1,183)	$(1,264)
State income tax benefit		(203)	(216)
NOL expiration		426	-
Prior year true up to return		-	128
Permanent items and other		(27)	206
Change in valuation allowance		987	1,146
Income tax expense	$	─	$–

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

On January 11, 2017, the Company’s previous landlord filed a complaint for breach of lease and damages. On March 8, 2017, the Company filed an answer to such complaint generally denying the allegations made. The Company is in discussions with its previous landlord and believes that an amicable settlement to this matter will be reached. The Company has accrued $30 in general and administrative expenses as of December 31, 2016 for estimated damages related to the complaint.

On February 23, 2017, certain shareholders advanced $120 to the Company against certain accounts receivables. Of this amount, $40 was advanced by Michael Engmann, the Company’s Co-Chairman. Upon collection of the related accounts receivable the advance was repaid in full plus a 5% advance fee on March 6, 2017.

