Form 10-Q
period 2017-03-31
iSign Solutions Inc.
filed 2017-05-15
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2025 Gateway Place, Suite 485, San Jose, CA 95110

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes ☐      No ☒

Number of shares outstanding of the issuer's Common Stock, as of May 15, 2017: 5,761,980.

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements.

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2017	2016
Assets	Unaudited
Current assets:
Cash and cash equivalents	$125	$389
Accounts receivable, net of allowance of $45 at March 31, 2017 and $63 at December 31, 2016, respectively	18	137
Prepaid expenses and other current assets	51	56
Total current assets	194	582
Property and equipment, net	16	20
Intangible assets, net	188	269
Other assets	17	17
Total assets	$415	$888

Liabilities and Deficit
Current liabilities:
Accounts payable	$1,352	$1,368
Accrued compensation	247	257
Other accrued liabilities	608	505
Deferred revenue	320	258
Short-term capital lease	4	4
Total current liabilities	2,531	2,392
Long-term debt, net	731	707
Deferred revenue long-term	280	315
Long-term capital lease	8	9
Other long-term liabilities	7	13
Total liabilities	3,557	3,436
Commitments and contingencies
Equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	58	58
Treasury shares, 5 at March 31, 2017 and December 31, 2016, respectively	(325)	(325)
Additional paid in capital	128,904	128,884
Accumulated deficit	(131,229)	(130,615)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders' deficit	(2,606)	(2,012)
Non-controlling interest	(536)	(536)
Total deficit	(3,142)	(2,548)
Total liabilities and deficit	$415	$888

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016

Revenue:
Product	$48	$59
Maintenance	163	217
Total revenue	211	276

Operating costs and expenses:
Cost of sales:
Product	4	37
Maintenance	45	133
Research and development	284	318
Sales and marketing	58	202
General and administrative	389	730
Total operating costs and expenses	780	1,420

Loss from operations	(569)	(1,144)

Other income (expense), net	─	4
Interest expense:
Related party	(6)	(51)
Other	(15)	(60)
Amortization of debt discount:
Related party	(7)	(22)
Other	(17)	(84)
Gain on derivative liability	─	25
Net loss	(614)	(1,332)

Accretion of beneficial conversion feature, preferred stock:
Related party	─	(115)
Other	─	(130)

Preferred stock dividends:
Related party	─	(420)
Other	─	(434)
Income tax expense	─	─
Net loss attributable to common stockholders	$(614)	$(2,431)
Basic and diluted net loss per common share	$(0.11)	$(13.00)
Weighted average common shares outstanding, basic and diluted	5,762	187

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(614)	$(1,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	91
Stock-based compensation	21	65
Amortization of debt discount	24	106
Gain on derivative liability	─	(25)
Changes in operating assets and liabilities:
Accounts receivable, net	119	33
Prepaid expenses and other assets	5	19
Accounts payable	(16)	292
Accrued compensation	(10)	6
Other accrued and long-term liabilities	96	212
Deferred revenue	27	─
Net cash used in operating activities	(262)	(533)

Cash flows from investing activities:
Acquisition of property and equipment	(2)	─
Net cash used in investing activities	(2)	─

Cash flows from financing activities:
Proceeds from issuance of short-term debt	120	─
Payment on short term debt	(120)
Net cash provided by financing activities	─	─

Net decrease in cash and cash equivalents	(264)	(533)
Cash and cash equivalents at beginning of period	389	846
Cash and cash equivalents at end of period	$125	$313

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Three Months Ended March 31,
	2017		2016
Supplementary disclosure of cash flow information
Interest paid		$6		$1
Income taxes paid	$	─	$	─

Non-cash financing and investing transactions:
Dividends on Preferred Stock	$	─		$854
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends	$	─		$245

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in San Jose, California. The Company’s products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, and Sign-it® programs.

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2017 the Company’s accumulated deficit was $131,229. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2017, the Company’s cash balance was $125. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Updates issued in 2017 to date are not applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2017	2016	2017	2016
Customer #1	−	−	15%	15%
Customer #2	34%	33%	−	−
Customer #3	47%	63%	10%	−
Customer #4	−	−	17%	13%
Customer #5	−	−	12%	13%
Customer #6	11%	−	−	−
Total concentration	92%	96%	54%	41%

3.	Intangible Assets, Net

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company’s technology as of December 31, 2016. Based on that analysis, the Company concluded that no impairment of the carrying value of the intangible assets existed. The Company believes that no events or circumstances changed during the three months ended March 31, 2017 that would impact this conclusion.

Amortization of intangible asset costs was $81 for the three months ended March 31, 2017 and 2016.

The following table summarizes the intangible assets balance:

	March 31, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulative Amortization	Net Value

Technology	$6,745	$(6,557)	$188	$6,745	$(6,476)	$269

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

4.	Net Loss Per Share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding. All of the Company’s preferred shares were converted to common stock on May 19, 2016.

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants and the conversion of such preferred shares would be anti-dilutive:

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Stock options	71	75
Warrants	1,878	206
Preferred shares as if converted
Series A-1 Preferred Stock	─	50
Series B Preferred Stock	─	1,069
Series C Preferred Stock	─	579
Series D-1 Preferred Stock	─	1,144
Series D-2 Preferred Stock	─	763

5.	Debt

Advances:

In February 2017, the Company received, from investors and affiliates of the Company, advances aggregating $120 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company used the funds received from the above advances for working capital and general corporate purposes.

The receivables were collected and the advances were repaid in March 2017, along with $6 in advance fees per the agreement. The advance fees were recorded as interest expense in the quarter ended March 31, 2017.

Notes payable:

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $700 in cash. The Company also issued the same long-term notes to affiliates in exchange for an aggregate of $200 in demand notes that had been issued earlier in September and October of 2016. The long-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $1.30 per share or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued warrants to purchase 277 shares of Common Stock in connection with these long-term notes. The Company ascribed a value of $204 to the 277 warrants and recorded a discount to the long-term notes and a corresponding amount to additional paid-in capital. The discount is being amortized using the effective interest method over the term of the notes. The Company used the funds received from the above financings for working capital and general corporate purposes.

The Company recorded $24 in debt discount amortization for the three months ended March 31, 2017 related to the above 2016 debt financings.

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

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2017 and 2016 was approximately 12.34% and 11.89%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

There were no stock options granted, and no stock options exercised during the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2017	2016
Research and development	$8	$19
Sales and marketing	─	14
General and administrative	10	24
Director	3	8
Total stock-based compensation	$21	$65

A summary of option activity under the Company’s plans for the three months ended March 31, 2017 and 2016 is as follows:

	2017						2016
Options	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	71		$45.21				82		$45.35
Granted	−	$	−				−	$	−
Forfeited or expired	−	$	−				(7)		$40.51
Outstanding at March 31	71		$45.21	2.91	$	−	75		$45.84	3.86	$	−
Vested and expected to vest at March 31	70		$45.53	2.88	$	−	72		$46.42	3.80	$	−
Exercisable at March 31	62		$48.02	2.63	$	−	59		$52.16	3.21	$	−

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Equity (Deficit) (continued)

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$25.00 – $625.00	71	2.91	$45.21	62	$48.02

A summary of the status of the Company’s non-vested shares as of March 31, 2017 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2017	11	$23.01
Vested	(2)	$22.91
Non-vested at March 31, 2017	9	$22.88

As of March 31, 2017, there was $31 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of twelve months.

Warrants

A summary of the warrant activity for the three months ended March 31 is as follows:

	2017		2016
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of period	1,882	$2.52	206	$28.70
Issued	─	$ ─	─	$ ─
Expired/Canceled	(4)	$34.38	─	$ ─
Outstanding at end of period	1,878	$2.69	206	$28.70
Exercisable at end of period	1,878	$2.69	206	$28.70

A summary of the status of the warrants outstanding and exercisable as of March 31, 2017 is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

50	0.03	$15.63
1,551	3.45	$2.18
277	0.42	$1.63
1,878	2.92	$2.69

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the following:

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

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2016.

Overview

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s software platform can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2016, net losses attributable to common stockholders aggregated approximately $12,676, and, at March 31, 2017, the Company's accumulated deficit was approximately $131,229.

For the three months ended March 31, 2017, total revenue was $211, a decrease of $65, or 24%, compared to total revenue of $276 in the prior year period. The decrease in revenue is primarily attributable to a decrease in the Company’s maintenance revenue for the quarter.

The net loss applicable to common stockholders for the three months ended March 31, 2017 was $614, a decrease of $1,817, or 75%, compared to a net loss applicable to common stockholders of $2,431 in the prior year period. The decrease is due to the decrease in the loss from operations of $575, decreases in other income, interest expense, amortization of the debt discount and gain on derivative liability for a combined amount of $143, and a decrease in dividends and related beneficial conversion feature of $1,099.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Form 10-K.

Effect of Recent Accounting Pronouncement

Accounting Standards Updates issued in 2017 to date are not applicable to the Company, therefore implementation is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2017, product revenue was $48, a decrease of $11, or 19%, compared to product revenue of $59 in the prior year period. The decrease in product revenue is primarily due to lower transaction volume compared to the prior year quarter. For the three months ended March 31, 2017, maintenance revenue was $163, a decrease of $54, or 25%, compared to maintenance revenue of $217 in the prior year period. The decrease in maintenance revenue was due to the non-renewal of certain maintenance contracts during 2016.

Cost of Sales

For the three months ended March 31, 2017, cost of sales was $49, a decrease of $121, or 71%, compared to cost of sales of $170 in the prior year period. The decrease in cost of sales is primarily attributable to the decrease in direct engineering costs associated with product sales and maintenance activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2017, research and development expense was $284, a decrease of $34, or 11%, compared to research and development expense of $318 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The decrease in research and development expense was due to a reduction in headcount of one engineer, reduced stock-based compensation expense and reductions in the utilization of outside engineering services compared to the prior year. Gross engineering expenses, before allocations to sales, decreased by $126, or 28%, compared to the prior year period, due primarily to the same factors discussed above.

Sales and Marketing Expenses

For the three months ended March 31, 2017, sales and marketing expense was $58, a decrease of $144, or 71%, compared to $202 in the prior year period. The decrease was primarily attributable to a decrease in salaries and wages in connection with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

General and Administrative Expenses

For the three months ended March 31, 2017, general and administrative expense was $389, a decrease of $341, or 47%, compared to general and administrative expense of $730 in the prior year period. The decrease was primarily due to decreases in professional service expenses of $248, or 55%, related to legal, accounting and other offering expenses that were incurred in the prior year in connection with an attempted public offering. Salaries and related expense was $67, a decrease of $39, or 37%. The decrease in salaries and related expense resulted from a reduction in headcount of one accountant, as well as lower stock-based compensation expense, compared to the prior year period. Other general overhead costs decreased $54, or 32%, compared to the prior year period.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Other income and expense

Other income for the three months ended March 31, 2017 was $0, a decrease of $4, or 100%, compared to other income of $4 in the prior year period. The decrease was due to payments received on past due accounts receivable expensed during the prior year period.

For the three months ended March 31, 2017, the gain on derivative liability was $0, a decrease of $25, or 100%, compared to the gain on derivative liability of $25 in the prior year period. The decrease in the gain on derivative liability is due to the conversion of certain notes containing such derivatives in August 2016.

For the three months ended March 31, 2017, there was no accretion of a beneficial conversion feature on the Company’s Preferred Stock, due to the conversion of all outstanding Preferred Stock into Common Stock on May 19, 2016. For the three months ended March 31, 2016, the accretion of beneficial conversion feature on the Company’s then outstanding Preferred Stock, with a conversion price less than the closing market price on the issuance date (Series A-1, B, C and D Preferred Stock), that was issued as dividends in kind was $245. The accretion of the beneficial conversion feature on the Company’s dividends issued in kind that was associated with related parties at March 31, 2016 was $115, and the non-related party expense was $130.

Liquidity and Capital Resources

At March 31, 2017, cash and cash equivalents totaled $125, compared to cash and cash equivalents of $389 at December 31, 2016. The decrease in cash was primarily due to cash used in operating activities of $262 and cash used in investing activities of $2. At March 31, 2017, total current assets were $194 compared to total current assets of $582 at December 31, 2016. At March 31, 2017, the Company's principal sources of funds included its cash and cash equivalents aggregating $125.

At March 31, 2017, accounts receivable net, was $18, a decrease of $119, or 87%, compared to accounts receivable net of $137 at December 31, 2016. The decrease is due primarily to faster collection times for accounts receivable.

At March 31, 2017, prepaid expenses and other current assets were $51, a decrease of $5, or 9%, compared to prepaid expenses and other current assets of $56 at December 31, 2016. The decrease is due primarily to a lower amount of prepaid assets acquired during the quarter relative to the amount of prepaid assets expensed.

At March 31, 2017, total current liabilities were $2,531, an increase of $139, or 6%, compared to total current liabilities of $2,392 at December 31, 2016. At March 31, 2017, accounts payable were $1,352, a decrease of $16, or 1%, from the December 31, 2016 balance of $1,368. At March 31, 2017, accrued compensation was $247, a decrease of $10, or 4%, compared to accrued compensation of $257 at December 31, 2016, due primarily to a reduction in accrued but unpaid vacation expense. Other accrued liabilities were $608, an increase of $103, or 20%, from December 31, 2016, due to the accrual of certain professional service fees.

Current deferred revenue was $320, an increase of $62, or 24%, compared to current deferred revenue of $258 at December 31, 2016. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

In February 2017, the Company received, from investors and affiliates of the Company, advances aggregating $120 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company used the funds received from the above advances for working capital and general corporate purposes. The receivables were collected and the advances were repaid in March 2017, along with $6 in advance fees per the agreement.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

For the three months ended March 31, 2017, the Company incurred $21 of interest expense and $24 in amortization of debt discount. For the three months ended March 31, 2016, the Company incurred $111 of interest expense and $106 in amortization of debt discount.

The Company had the following material commitments as of March 31, 2017:

Contractual obligations	Total	2017	2018	2019	Thereafter
Operating lease commitments (1)	$262	$74	$101	$87	$	─
Capital lease commitments	18	4	6	6		2
	$280	$78	$107	$93		$2

1.	In November 2016, the Company moved its principal facilities to San Jose, California, pursuant to a lease that expires in 2019. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2017.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2017 and 2016, foreign currency translation gains and losses were insignificant.

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

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Item 6.	Exhibits.

(a)       Exhibits.

Exhibit Number	Document

3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Filed herewith.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

May 15, 2017	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

