Form 10-Q
period 2017-06-30
iSign Solutions Inc.
filed 2017-08-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

☐	large accelerated filer	☐	accelerated filer	☐	non-accelerated filer	☒	Smaller reporting Company	☐	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes ☐   No ☒

Number of shares outstanding of the issuer's Common Stock, as of August 14, 2017: 5,761,980

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$319	$389
Accounts receivable, net of allowance of $3 at June 30, 2017 and $63 at December 31, 2016, respectively	183	137
Prepaid expenses and other current assets	24	56
Total current assets	526	582
Property and equipment, net	14	20
Intangible assets, net	107	269
Other assets	17	17
Total assets	$664	$888

Liabilities and Deficit
Current liabilities:
Accounts payable	$1,316	$1,368
Accrued compensation	255	257
Other accrued liabilities	559	505
Deferred revenue	303	258
Short-term capital lease	4	4
Total current liabilities	2,437	2,392
Long-term debt, net	1,260	707
Deferred revenue long-term	245	315
Long-term capital lease	8	9
Other long-term liabilities	7	13
Total liabilities	3,957	3,346
Commitments and contingencies
Equity (deficit):
Common stock, $0.01 par value; 20,000 shares authorized; 5,760 shares issued and outstanding at June 30, 2017 and December 31, 2016	58	58
Treasury shares, 5 at June 30, 2017 and December 31, 2016	(325)	(325)
Additional paid-in capital	128,939	128,884
Accumulated deficit	(131,415)	(130,615)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders' deficit	(2,757)	(2,012)
Non-controlling interest	(536)	(536)
Total deficit	(3,293)	(2,548)
Total liabilities and deficit	$664	$888

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Product	$45	$164	$92	$224
Maintenance	170	192	333	409
Total revenue	215	356	425	633

Operating costs and expenses:
Cost of sales:
Product	4	17	7	54
Maintenance	24	85	69	218
Research and development	301	367	585	685
Sales and marketing	49	127	108	329
General and administrative	290	613	678	1,342
Total operating costs and expenses	668	1,209	1,447	2,628

Loss from operations	(453)	(853)	(1,022)	(1,995)

Other income (expense), net	74	(16)	73	(13)
Interest expense:
Related party	(6)	(30)	(12)	(81)
Other	(15)	(38)	(30)	(98)
Amortization of debt discount:
Related party	(7)	(34)	(14)	(56)
Other	(17)	(127)	(34)	(210)
Gain on sale of intangible assets	239	-	239	-
Gain on derivative liability	-	149	-	174
Net loss	(185)	(949)	(800)	(2,279)

Accretion of beneficial conversion feature: Preferred stock:
Related party	-	-	-	(115)
Other	-	-	-	(130)

Preferred stock dividends:
Related party	-	(226)	-	(646)
Other	-	(233)	-	(667)
Net loss attributable to common stockholders	$(185)	$(1,408)	$(800)	$(3,837)
Basic and diluted net loss per common share	$(0.03)	$(0.53)	$(0.14)	$(2.70)
Weighted average common shares outstanding, basic and diluted	5,762	2,636	5,762	1,420

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(800)	$(2,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	183
Debt discount amortization	48	266
Stock-based compensation	56	106
Gain on sale of intangible assets	(239)	-
Gain on derivative liability	-	(174)
Changes in operating assets and liabilities:
Accounts receivable, net	(46)	(102)
Prepaid expenses and other assets	32	317
Accounts payable	(52)	544
Accrued compensation	(2)	34
Other accrued and long-term liabilities	47	405
Deferred revenue	(25)	(115)
Net cash used in operating activities	(812)	(815)

Cash flows from investing activities:
Acquisition of property and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	505	-
Proceeds from the sale of intangible assets, net	239	-
Proceeds from issuance of common stock and warrants, net of offering costs of $780	-	424
Net cash provided by financing activities	744	424

Net decrease in cash and cash equivalents	(70)	(391)
Cash and cash equivalents at beginning of period	389	846
Cash and cash equivalents at end of period	$319	$455

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Supplementary disclosure of cash flow information
Interest paid	$8	$3
Income taxes paid	$-	$-

Non-cash financing and investing transactions:
Acquisition of property and equipment through capital lease	$-	$15
Conversion of convertible notes plus accrued interest into 683 shares of Common Stock	$-	$1,188
Conversion of deferred compensation plus accrued interest into 286 shares of Common Stock	$-	$498
Exchange of long-term unsecured convertible promissory notes for long-term unsecured convertible promissory notes	$250	$-
Exchange of long-term unsecured convertible promissory notes for long-term secured convertible promissory notes	$200	$-

Dividends on Preferred Stock	$-	$1,313
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends	$-	$245

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2017, the Company’s accumulated deficit was $131,415. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2017, the Company’s cash balance was $319. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation (Subtopic 718-20): Stock Compensation - Scope of Modification Accounting. ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for annual periods after December 15, 2017. Implementation of ASU 2017-09 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2017	2016	2017	2016	2017	2016
Customer #1	23%	33%	10%	-	10%	-
Customer #2	67%	-	-	-	-	-
Customer #3	-	-	15%	-	15%	11%
Customer #4	-	48%	16%	38%	16%	27%
Customer #5	-	-	16%	-	16%	11%
Total concentration	90%	81%	57%	38%	57%	49%

3.	Intangible assets

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company’s intangible assets as of December 31, 2016. Based on that analysis, the Company concluded that no impairment of the carrying value of the intangible assets existed. The Company believes that no events or circumstances changed during the three and six months ended June 30, 2017 that would impact this conclusion.

Amortization of intangible assets costs was $81 and $162 for the three and six-month periods ended June 30, 2017 and $80 and $161 for the three and six-month periods ended June 30, 2016, respectively.

The following table summarizes the patents:

	June 30, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets:
Technology	$6,745	$(6,638)	$107	$6,745	$(6,476)	$269

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

4.	Net Loss per Share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

The Company’s Preferred Shareholders converted all of their Preferred Stock into shares of Common Stock on May 19, 2016. The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants would be antidilutive:

	For the Six Months Ended
	June 30, 2017	June 30, 2016

Stock options	573	74
Warrants	1,878	1,756

5.	Debt

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

In May 2017, the Company issued long-term secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing discussed above and that also participated in the May 2017 financing, exchanged $250 of unsecured convertible promissory notes received in the November 2016 financing for the same secured notes issued in the May 2017 financing. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company's rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

5.	Debt (continued)

The Company is using the funds received from the above financing for working capital and general corporate purposes.

The Company recorded $24 and $48 in debt discount amortization for the three and six months ended June 30, 2017, respectively, related to the above 2016 debt financings.

6.	Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended June 30, 2017 and 2016, was approximately 10.55% and 11.89%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

The Company granted 502 stock options during the three months ended June 30, 2017 at a weighted average exercise price of $.50 per share. There were no stock options exercised during the three and six months ended June 30, 2017.

There were no stock options granted, and no stock options exercised during the three and six months ended June 30, 2016.

The fair value calculations for the stock options granted are based on the following assumptions:

Three and Six Months Ended June 30, 2017
Risk free interest rate	1.56%
Expected life (years)	5.3
Expected volatility	212.15%
Expected dividends	None

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Equity (Deficit) (continued)

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$12	$15	$20	$34
Sales and marketing	$-	$2	$-	$15
General and administrative	$10	$19	$20	$43
Director and consultant options	$13	$6	$16	$14
Total stock-based compensation expense	$35	$42	$56	$106

A summary of option activity under the Company’s plans for the six months ended June 30, 2017 and 2016 is as follows:

	2017				2016
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	71	$45.21		$-	82	$45.35		$-
Granted	502	$0.50		$-	-	$-		$-
Exercised	-	$-		$-	-	$-		$-
Forfeited or expired	-	$-		$-	(8)	$42.16		$-
Outstanding at June 30	573	$6.07	6.34	$-	74	$45.71	3.65	$-
Vested and expected to vest at June 30	520	$6.61	6.29	$-	72	$46.22	3.10	$-
Exercisable at June 30	64	$47.31	2.45	$-	58	$51.10	3.10	$-

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.50 – $25.00	504	6.86	$0.56	1	$14.75
$25.01 – 625.00	69	2.58	$46.30	63	$47.99
Total	573	6.34	$6.07	64	$47.31

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Equity (Deficit)

A summary of the status of the Company’s non-vested shares as of June 30, 2017 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2017	11	$23.01
Granted	502	$0.50
Vested	(4)	$47.31
Non-vested at June 30, 2017	509	$0.85

As of June 30, 2017, there was a total of $144 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 2.4 years.

Warrants

A summary of the warrant activity for the six months ended June 30 is as follows:

	June 30, 2017		June 30, 2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,882	$2.52	205	$35.51
Issued	-	$-	1,551	$2.18
Expired	(4)	$34.38	-	$-
Outstanding at end of period	1,878	$1.53	1,756	$5.27
Exercisable at end of period	1,878	$1.53	1,756	$5.27

A summary of the status of the warrants outstanding and exercisable as of June 30, 2017 is as follows:

Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price per share

50	.02	$0.42
277	0.42	$0.24
1,551	3.25	$1.80
1,878	3.69	$1.53

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

Overview

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on-premise and as a cloud-based service, with the ability to easily transition between deployment models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2016, net losses attributable to common stockholders aggregated approximately $12,676, and, at June 30, 2017, the Company's accumulated deficit was approximately $131,415.

For the three months ended June 30, 2017, total revenue was $215, a decrease of $141, or 40%, compared to total revenue of $356 in the prior year period. For the six months ended June 30, 2017, total revenue was $425, a decrease of $208, or 33%, compared to total revenue of $633 in the prior year period. The decreases in revenue for the three and six months ended June 30, 2017 is due primarily to a large order received in the second quarter of 2016.

The net loss applicable to common stockholders for the three months ended June 30, 2017 was $185, a decrease of $1,223, or 87%, compared to a net loss applicable to common stockholders of $1,408 in the prior year period. The decrease is due to the decrease in the loss from operations of $400, an increase in other income, a decrease in interest expense, a decrease in amortization of the debt discount, partially offset by a decrease in derivative liability income for a combined amount of $364, and a decrease in dividends and related beneficial conversion feature of $459. For the six months ended June 30, 2017 the net loss applicable to common stockholders was $800, a decrease of $3,037, or 79%, compared to a net loss applicable to common stockholders of $3,837 in the prior year period. The decrease is due to the decrease in the loss from operations of $973, an increase in other income, a decrease in interest expense, a decrease in amortization of the debt discount, partially offset by a decrease in derivative liability income for a combined amount of $506, and a decrease in dividends and related beneficial conversion feature of $1,558.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

In May 2017, the Company issued long-term secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing discussed above and that also participated in the May 2017 financing, exchanged $250 of unsecured convertible promissory notes received in the November 2016 financing for $250 of the same secured notes issued in the May 2017 financing. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company's rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date, an additional 30% of the note’s principal amount shall become due and payable.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Form 10-K.

Effect of Recent Accounting Pronouncement

In May 2017, the FASB issued ASU 2017-09, Compensation (Subtopic 718-20): Stock Compensation - Scope of Modification Accounting. ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for annual periods after December 15, 2017. Implementation of ASU 2017-09 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended June 30, 2017, product revenue was $45, a decrease of $119, or 73%, compared to product revenue of $164 in the prior year period. The decrease in revenue is primarily attributable to a large order received in the second quarter of 2016. For the three months ended June 30, 2017, maintenance revenue was $170, a decrease of $22, or 11%, compared to maintenance revenue of $192 in the prior year period. This decrease is primarily due to the non-renewal of maintenance contracts.

For the six months ended June 30, 2017, product revenue was $92, a decrease of $132, or 59%, compared to product revenue of $224 in the prior year period. The decrease in product revenue is primarily due to the same factors discussed for the three-month period discussed above. For the six months ended June 30, 2017, maintenance revenue was $333, a decrease of $76, or 19%, compared to maintenance revenue of $409 in the prior year period. The decrease in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended June 30, 2017, cost of sales was $28, a decrease of $74, or 73%, compared to cost of sales of $102 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to transactional and maintenance revenue generating contracts during the three months ended June 30, 2017, compared to the prior year period.

For the six months ended June 30, 2017, cost of sales was $76, a decrease of $196, or 72%, compared to cost of sales of $272 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to transactional and maintenance revenue generating contracts, compared to the prior year period.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2017, research and development expense was $301, a decrease of $66, or 18%, compared to research and development expense of $367 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factor in the $66 decrease was a $44, or 12%, decrease in total salaries and benefits due to the reduction of one engineer in the third quarter of the prior year. Other general expenses decreased $94, or 55%, compared to the prior year. The reductions in overhead expenses were offset by an unfavorable variance of $72 in allocated labor costs. Total expenses, before allocations for the three months ended June 30, 2017, were $312, a decrease of $55, or 15%, compared to $367 in the prior year period. The decrease in gross expenses is primarily due to planned cost reductions put in place during the prior year.

For the six months ended June 30, 2017, research and development expense was $585, a decrease of $100, or 15%, compared to research and development expense of $685 in the prior year period. The reasons for the decrease during the six-month period ended June 30, 2017 are the same as for the three-month period discussed above. Total expenses, before allocations to cost of sales, for the six months ended June 30, 2017, were $689, a decrease of $298, or 30%, compared to $987 in the prior year period.

Sales and Marketing Expense

For the three months ended June 30, 2017, sales and marketing expense was $49, a decrease of $78, or 61%, compared to sales and marketing expense of $127 in the prior year period. For the six months ended June 30, 2017, sales and marketing expense was $108, a decrease of $221, or 67%, compared to sales and marketing expense of $329 in the prior year period. These decreases were primarily attributable to salary and related cost savings implemented during the prior year as part of the Company’s transition to a go-to-market strategy principally focused on partner integrations.

General and Administrative Expense

For the three months ended June 30, 2017, general and administrative expense was $290, a decrease of $323, or 53%, compared to general and administrative expense of $613 in the prior year period. The decrease was primarily due to legal, accounting and other offering expenses that were not applied against the public offering that was completed May 2016 as well as decreases in salaries and certain related expense of $31, or 33%. Other general administrative expenses decreased $34, or 16%, compared to the prior year period.

For the six months ended June 30, 2017, general and administrative expense was $678, a decrease of $664, or 49%, compared to general and administrative expense of $1,342 in the prior year period. The decrease was primarily due to the same factors discussed for the three-month period ended June 30, 2017.

Other Income and Expense

For the three and six months ended June 30, 2017, other income was $74 and $73, respectively, an increase of $90 and $86, respectively, compared to other expense of $16 and 13 for the three and six months ended June 30, 2016, respectively. The increases are due to the abatement of an accrual for a late filing fee from the Internal Revenue Service of $30 and the collection of accounts receivable reserved for in the prior year of $44.

For the three months ended June 30, 2017, interest expense was $21, a decrease of $47, or 69% compared to interest expense of $68 in the prior year period. For the six months ended June 30, 2017, interest expense was $42, a decrease of $137, or 77%, compared to interest expense of $179 in the prior year period. The decrease in interest expense is primarily due to the lower amount of debt resulting from the conversion of convertible notes and deferred compensation that was outstanding for the first five months of 2016, and converted into shares of Common Stock on May 19, 2016.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

For the three and six-months ended June 30, 2017, the Company recorded a gain on sale of the source code and rights to one of the Company’s older toolkit software products, net of related costs, of $239. The purchaser granted the Company a fully-paid, royalty-free, worldwide, irrevocable license to use the software to support current and existing customers and partners of the Company. The Company did not retain the right to distribute the software either as a source code or as an object code. However, the Company retained the right to create new non- toolkit software from the original source code and to market, sell and distribute the new non- toolkit software in the ordinary course of business to its customers and partners.

For the three months ended June 30, 2017, the gain on derivative liability was $0, a decrease of $149, compared to the gain on derivative liability of $149 in the prior year period. For the six months ended June 30, 2017, the gain on derivative liability was $0, a decrease of $174, compared to a gain on derivative liability of $174 in the prior year period. The decrease in the gain on derivative liability was primarily due to the conversion of $1,068 of short-term debt in conjunction with the public offering and extinguishment of the related derivative liability in May 2016.

For the six months ended June 30, 2017, accretion of the beneficial conversion feature on the Company’s Preferred Stock with a conversion price less than the closing market price of the Company’s common stock on the issuance date for new issuances of Preferred Stock and for preferred share dividends was $0, a decrease of $245, or 100%, compared to $245 in the prior year period. The decrease is due to the conversion of all classes of Preferred Stock into common Stock on May 19, 2016.

For the three and six months ended June, 30, 2017, no dividends in kind on shares of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were issued due to the conversion of all classes of Preferred Stock into Common Stock on May 19, 2016. For the three and six months ended June 30, 2016, dividends on shares of Preferred Stock were $459 and $1,313, respectively.

Liquidity and Capital Resources

At June 30, 2017, cash and cash equivalents totaled $319, compared to cash and cash equivalents of $389 at December 31, 2016. The decrease in cash was primarily due to net cash used in operating activities of $812 and the acquisition of property and equipment of $2. The use of cash was partially offset by the proceeds from the issuance of $505 in long-term debt during the six-month period and the $239 in proceeds from the sale of intangible assets during the three months ended June 30, 2017. At June 30, 2017, total current assets were $526, compared to total current assets of $582 at December 31, 2016. At June 30, 2017, the Company's principal sources of funds included its aggregated cash and cash equivalents of $319.

At June 30, 2017, accounts receivable net, was $183, an increase of $46, or 34%, compared to accounts receivable net of $137 at December 31, 2016. The increase is due primarily to the timing of billings during the three months ended June 30, 2017.

At June 30, 2017, prepaid expenses and other current assets were $24, a decrease of $32, or 57%, compared to prepaid expenses and other current assets of $56 at December 31, 2016. The decrease is due primarily to the expensing of prepaid director and officer insurance premiums during the six-month period. At June 30, 2017, total current liabilities were $2,437, an increase of $45, or 2%, compared to total current liabilities of $2,392 at December 31, 2016. At June 30, 2017, accounts payable was $1,316, a decrease of $52, or 4%, compared to accounts payable of $1,368 at December 31, 2016. At June 30, 2017, accrued compensation was $255, a decrease of $2, or 1%, compared to accrued compensation of $257 at December 31, 2016. The decreases are due primarily to cost saving measures put in place by the Company. Other accrued liabilities were $559, an increase of $54, or 11%, from $505 at December 31, 2016 due to the accrual of additional deferred professional services.

At June 30, 2017, current deferred revenue as of June 30, 2017 was $303, an increase of $45, or 17%, compared to current deferred revenue of $258 at December 31, 2016. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

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

In May 2017, the Company issued long-term secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing discussed above and that also participated in the May 2017 financing, exchanged $250 of unsecured convertible promissory notes received in the November 2016 financing for $250 of the same secured notes issued in the May 2017 financing. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company's right, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

The Company is using the funds received from the above financing for working capital and general corporate purposes.

The Company recorded $24 and $48 in debt discount amortization for the three and six months ended June 30, 2017, respectively, related to the 2016 debt financings.

The Company incurred $21 and $42, respectively, of interest expense for the three and six months ended June 30, 2017, of which $1 and $8, respectively were paid in cash.

The Company had the following material commitments as of June 30, 2017:

Contractual obligations	Total	2017	2018	2019	Thereafter
Operating lease commitments (1)	$238	$50	$101	$87	$	─
Capital lease commitments	17	3	6	6		2
	$255	$53	$107	$93		$2

1.	In November 2016, the Company moved its principal facilities to San Jose, California, pursuant to a lease that expires in 2019. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
*10.72	Note and Warrant Purchase Agreement dated November 3, 2016, filed herewith.
*10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, filed herewith.
*10.74	Note Purchase Agreement dated May 23, 2017, filed herewith.
*10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, filed herewith.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

August 14, 2017	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)