Form 10-Q
period 2017-09-30
iSign Solutions Inc.
filed 2017-11-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Yes   ☐  No ☒

Number of shares outstanding of the issuer's Common Stock as of November 14, 2017: 5,761,980.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$164	$389
Accounts receivable, net of allowance of $0 at September 30, 2017 and $63 at December 31, 2016, respectively	83	137
Prepaid expenses and other current assets	30	56
Total current assets	277	582
Property and equipment, net	12	20
Intangible assets, net	27	269
Other assets	17	17
Total assets	$333	$888

Liabilities and Deficit
Current liabilities:
Accounts payable	$1,295	$1,368
Accrued compensation	200	257
Other accrued liabilities	622	505
Deferred revenue	377	258
Short-term capital lease	4	4
Total current liabilities	2,498	2,392
Long-term debt, net	1,284	707
Deferred revenue long-term	210	315
Long-term capital lease	7	9
Other long-term liabilities	7	13
Total liabilities	4,006	3,436
Commitments and contingencies
Deficit:
Common stock, $0.01 par value; 20,000 shares authorized; 5,762 shares issued and outstanding at September 30, 2017 and December 31, 2016	58	58
Treasury shares, 5 at September 30, 2017 and December 31, 2016	(325)	(325)
Additional paid-in capital	128,983	128,884
Accumulated deficit	(131,839)	(130,615)
Accumulated other comprehensive loss	(14)	(14)
Total iSign stockholders' deficit	(3,137)	(2,012)
Non-controlling interest	(536)	(536)
Total deficit	(3,673)	(2,548)
Total liabilities and deficit	$333	$888

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Product	$65	$50	$157	$273
Maintenance	165	171	498	580
Total revenue	230	221	655	853

Operating costs and expenses:
Cost of sales:
Product	4	12	11	66
Maintenance	23	77	92	294
Research and development	299	282	884	968
Sales and marketing	28	52	136	381
General and administrative	241	368	920	1,709
Total operating costs and expenses	595	791	2,043	3,418

Loss from operations	(365)	(570)	(1,388)	(2,565)

Other income (expense), net	(5)	1	68	(11)
Gain on sale of intangible asset	-	-	239	-
Interest expense:
Related party	(6)	(10)	(18)	(91)
Other	(23)	(9)	(53)	(107)
Amortization of debt discount:
Related party	(6)	(2)	(20)	(58)
Other	(18)	(15)	(52)	(225)

Gain on derivative liability	-	156	-	330
Net loss	(423)	(449)	(1,224)	(2,727)

Accretion of beneficial conversion feature: Preferred Stock:
Related party	-	-	-	(115)
Other	-	-	-	(130)

Preferred stock dividends:
Related party	-	-	-	(646)
Other	-	-	-	(667)
Net loss attributable to common stockholders	$(423)	$(449)	$(1,224)	$(4,285)
Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.21)	$(1.53)
Weighted average common shares outstanding,basic and diluted	5,762	5,498	5,762	2,794

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,224)	$(2,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	276
Debt discount amortization	72	283
Stock-based compensation	99	139
Gain on sale of intangible asset	(239)	-
Gain on derivative liability	-	(330)
Changes in operating assets and liabilities:
Accounts receivable	54	(75)
Prepaid expenses and other assets	26	307
Accounts payable	(73)	602
Accrued compensation	(57)	1
Other accrued and long-term liabilities	109	369
Deferred revenue	14	(115)
Net cash used in operating activities	(967)	(1,270)

Cash flows from investing activities:
Acquisition of property and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	-	100
Proceeds from issuance of long-term notes	505	240
Proceeds from the sale of intangible assets	239	-
Proceeds from issuance of common stock and warrants, net of issuance costs of $780	-	424
Payment of short-term debt	-	(200)
Net cash provided by financing activities	744	564

Net decrease in cash and cash equivalents	(225)	(706)
Cash and cash equivalents at beginning of period	389	846
Cash and cash equivalents at end of period	$164	$140

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2017		2016
Supplementary disclosure of cash flow information
Interest paid		$9	$40
Income tax paid		$-	$-

Non-cash financing and investing transactions
Acquisition of property and equipment through capital lease	$		$15
Discount on long term notes payable	$		$103
Conversion of convertible notes plus accrued interest into 683 shares of Common Stock	$		$1,188
Conversion of deferred compensation plus accrued interest into 286 shares of Common Stock	$		$498
Exchange of long-term unsecured convertible promissory notes for long-term unsecured convertible promissory notes		$200	$-
Exchange of long-term unsecured convertible promissory notes for long-term secured convertible promissory notes		$250	$-

Dividends on Preferred Stock	$		$1,313
Accretion of beneficial conversion feature on issuance of Preferred Stock	$		$-
Accretion of beneficial conversion feature on issuance of Preferred Stock dividends	$		$245

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

1.	Nature of business and summary of significant accounting policies

Nature of Business

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based service, with the ability to easily transition between deployment models. The Company is headquartered in San Jose, California. The Company’s products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, including iSign® Enterprise and iSign® Console™, and Sign-it® programs.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2017, the Company’s accumulated deficit was $131,839. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2017, the Company’s cash balance was $164. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2017	2016	2017	2016	2017	2016
Customer #1	53%	13%	10%	-	10%	-
Customer #2	18%	-	-	-	-	-
Customer #3	-	-	14%	14%	14%	12%
Customer #4	-	56%	15%	16%	16%	24%
Customer #5	-	-	15%	16%	16%	12%
Customer #6	-	17%	-	-	-	-
Customer #7	25%	-	-	-	-	-
Total concentration	96%	86%	54%	46%	56%	48%

3.	Intangible Assets

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Management completed an analysis of the Company’s intangible assets as of December 31, 2016. Based on that analysis, the Company concluded that no impairment of the carrying value of the intangible assets existed. The Company believes that no events or circumstances changed during the three and nine months ended September 30, 2017 that would impact this conclusion.

Amortization of intangible asset costs was $81 and $242 for the three and nine-month periods ended September 30, 2017 and $81 and $242 for the three and nine-month periods ended September 30, 2016.

The following table summarizes the intangible assets:

	September 30, 2017			December 31, 2016
	Carrying Amount	Accumulated Amortization	Net Value	Carrying Amount	Accumulated Amortization	Net Value
Amortizable intangible assets
Technology	$6,745	$(6,718)	$27	$6,745	$(6,476)	$269

4.	Net loss per share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

4.	Net loss per share (continued)

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants would be antidilutive:

	For the Three and Nine Months Ended
	September 30, 2017	September 30, 2016

Stock options	566	71
Warrants	1,878	1,756

5.	Debt

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

The Company used the funds received from the above financing for working capital and general corporate purposes.

The Company recorded $24 and $72 in debt discount amortization for the three and nine months ended September 30, 2017, respectively, related to the above 2016 debt financings.

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

The Company granted 502 stock options during the nine months ended September 30, 2017 at a weighted average exercise price of $0.50 per share. There were no stock options exercised during the three and nine months ended September 30, 2017.

There were no stock options granted, and no stock options exercised during the three and nine months ended September 30, 2016.

The fair value calculations for the stock options granted are based on the following assumptions:

Nine Months Ended September 30, 2017
Risk free interest rate	1.56%
Expected life (years)	5.3
Expected volatility	212.15%
Expected dividends	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$15	$12	$35	$46
Sales and marketing	-	-	-	15
General and administrative	19	15	39	59
Director options	10	5	25	19
Stock-based compensation expense	$44	$32	$99	$139

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

6.	Equity (Deficit) (continued)

A summary of option activity under the Company’s plans as of September 30, 2017 and 2016 is as follows:

	2017				2016
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	71	$45.21		$-	82	$45.35		$-
Granted	502	$0.50		$-	-	$-		$-
Forfeited or expired	(7)	$7.21		$-	(11)	$45.66		$-
Outstanding at September 30	566	$6.02	6.09	$-	71	$45.30	3.41	$-
Vested and expected to vest at September 30	520	$6.04	6.04	$-	70	$46.14	3.36	$-
Exercisable at September 30	106	$29.05	3.92	$-	58	$49.70	2.95	$-

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.01 – $25.00	498	6.60	$0.56	42	$1.02
$25.01 - $625.00	68	2.33	$46.17	64	$47.25
Total	566	6.09	$6.02	106	$29.05

The following table summarizes the Company’s non-vested option shares as of September 30, 2017:

Non-vested Option Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2017	11	$23.01
Granted	502	$0.50
Forfeited	(6)	$0.75
Vested	(47)	$0.99
Non-vested at September 30, 2017	460	$0.76

As of September 30, 2017, there was $101 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 2.1 years.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

6.	Equity (Deficit) (continued)

Warrants

A summary of the warrant activity for the nine months ended September 30 is as follows:

	September 30, 2017		September 30, 2016
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,882	$2.52	205	$35.51
Issued	-	$-	1,551	$2.18
Expired	(4)	$34.38	-	$-
Outstanding at end of period	1,878	$1.53	1,756	$5.27
Exercisable at end of period	1,878	$1.53	1,756	$5.27

A summary of the status of the warrants outstanding and exercisable as of September 30, 2017 is as follows:

Number of shares exercisable under Warrants	Weighted Average Remaining Life Years	Weighted Average Exercise Price per share

50	0.01	$0.42
277	0.42	$0.24
1,551	3.04	$1.80
1,878	2.57	$1.53

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2016, net losses attributable to common stockholders aggregated approximately $12,676, and, at September 30, 2017, the Company's accumulated deficit was approximately $131,839.

For the three months ended September 30, 2017, total revenue was $230, an increase of $9, or 4%, compared to total revenue of $221 in the prior year period. For the nine months ended September 30, 2017, total revenue was $655, a decrease of $198, or 23%, compared to total revenue of $853 in the prior year period. The increase in revenue for the three months ended September 30, 2017 is due to higher product revenue partially offset by a decrease in maintenance revenue. The decrease in revenue for the nine months ended September 30, 2017 is due to decreases in both product and maintenance revenue compared to the prior year.

For the three months ended September 30, 2017, the loss from operations was $365, a decrease of $205, or 36%, compared with a loss from operations of $570 in the prior year period. The decrease in the loss for the three months ended September 30, 2017 was due primarily to cost reductions put in place in the beginning of 2016. For the nine months ended September 30, 2017, the loss from operations was $1,388, a decrease of $1,177, or 46%, compared with a loss from operations of $2,565 in the prior year period. The decrease in the loss from operations for the nine months ended September 30, 2017 is primarily attributable to the same factors discussed above.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Form 10-K.

Results of Operations

Revenue

For the three months ended September 30, 2017, product revenue was $65, an increase of $15, or 30%, compared to product revenue of $50 in the prior year period. The increase in product revenue is primarily due to an increase in product licensing revenue. For the three months ended September 30, 2017, maintenance revenue was $165, a decrease of $6, or 4%, compared to maintenance revenue of $171 in the prior year period. This decrease is primarily due to the non-renewal of certain maintenance contracts.

For the nine months ended September 30, 2017, product revenue was $157, a decrease of $116, or 42%, compared to product revenue of $273 in the prior year period. The decrease in product revenue is primarily attributable to a reduction in product licensing sales compared to the prior year. For the nine months ended September 30, 2017, maintenance revenue was $498, a decrease of $82, or 14%, compared to maintenance revenue of $580 in the prior year period. The decrease in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended September 30, 2017, cost of sales was $27, a decrease of $62, or 70%, compared to cost of sales of $89 in the prior year period. The decrease in cost of sales was primarily due to a decrease in direct labor related to maintenance revenue generating contracts during the three months ended September 30, 2017 compared to the prior year period.

For the nine months ended September 30, 2017, cost of sales was $103, a decrease of $257, or 71%, compared to cost of sales of $360 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to transactional and maintenance revenue generating contracts compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2017, research and development expense was $299, an increase of $17, or 6%, compared to research and development expense of $282 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Research and development expenses increased primarily due to lower allocation of labor costs to cost of sales in comparison to the prior year. Total expenses, before allocations for the three months ended September 30, 2017, were $340, a decrease of $41, or 11%, compared to $381 in the prior year period.

For the nine months ended September 30, 2017, research and development expense was $884, a decrease of $84, or 9%, compared to research and development expense of $968 in the prior year period. The most significant factors in the decrease include a decrease in total salaries and benefits due to the reduction of one engineer in the third quarter of the prior year and reduction in the time commitment of a second engineer working part time. Total expenses, before allocations to cost of sales, for the nine months ended September 30, 2017, were $1,028 a decrease of $340, or 25%, compared to $1,368 in the prior year period.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Sales and Marketing Expense

For the three months ended September 30, 2017, sales and marketing expense was $28, a decrease of $24, or 46%, compared to sales and marketing expense of $52 in the prior year period. For the nine months ended September 30, 2017, sales and marketing expense was $136, a decrease of $245, or 64%, compared to sales and marketing expense of $381 in the prior year period. These decreases were primarily attributable to salary and related cost savings implemented in 2016 as part of the Company’s transition to a go to market strategy principally focused on partner integrations.

General and Administrative Expense

For the three months ended September 30, 2017, general and administrative expense was $241, a decrease of $127, or 35%, compared to general and administrative expense of $368 in the prior year period. The decrease was primarily due to reductions in salaries and related expense and professional services including legal and accounting fees compared to the prior year period.

For the nine months ended September 30, 2017, general and administrative expense was $920, a decrease of $789, or 46%, compared to general and administrative expense of $1,709 in the prior year period. The decrease was primarily due to lower legal, accounting and other offering expenses related to the public offering that was completed May 2016, as well as decreases in salaries and certain related expense.

Other Income and Expense, net

For the nine-months ended September 30, 2017, the Company recorded a gain on sale of the source code and rights to one of the Company’s older toolkit software products, net of related costs, of $239. The purchaser granted the Company a fully-paid, royalty-free, worldwide, irrevocable license to use the software to support current and existing customers and partners of the Company. The Company did not retain the right to distribute the software either as a source code or as an object code. However, the Company retained the right to create new non- toolkit software from the original source code and to market, sell and distribute the new non- toolkit software in the ordinary course of business to its customers and partners.

For the three months ended September 30, 2017, interest expense was $29, an increase of $10, compared to interest expense of $19 in the prior year period. The increase is due to an increase in long-term debt compared to the prior year period.

For the nine months ended September 30, 2017, interest expense was $71, a decrease of $127, compared to interest expense of $198 in the prior year period. The decrease was due to the conversion of long-term debt into common stock of the Company in May of 2016.

For the three months ended September 30, 2017, amortization of debt discount was $24, an increase of $7, compared to $17 in the prior year period. The increase was due to the amortization of the warrants issued along with long-term debt in November of 2016.

For the nine months ended September 30, 2017, amortization of debt discount was $72, a decrease of $211, compared to $283 in the prior year period. The decrease was due to the write-off of un-amortized debt discount associated with the conversion of notes payable into shares of Common Stock in May 2016.

For the three and nine months ended September 30, 2017, the gain on derivative liability was $0, a decrease of $156 and $330, respectively, compared to prior year periods.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Liquidity and Capital Resources

At September 30, 2017, cash and cash equivalents totaled $164, compared to cash and cash equivalents of $389 at December 31, 2016. The decrease in cash was primarily due to net cash used in operating activities of $967 and the acquisition of property and equipment of $2. The use of cash was partially offset by the proceeds from the issuance of $505 in long-term debt during the nine-month period and the $239 in proceeds from the sale of intangible assets during the nine months ended September 30, 2017. At September 30, 2017, total current assets were $277, compared to total current assets of $582 at December 31, 2016. At September 30, 2017, the Company's principal sources of funds included its aggregated cash and cash equivalents of $164.

At September 30, 2017, accounts receivable net, was $83, a decrease of $54, or 39%, compared to accounts receivable net of $137 at December 31, 2016. The decrease is due primarily to the timing of billings during the three months ended September 30, 2017.

At September 30, 2017, prepaid expenses and other current assets were $30, a decrease of $26, or 46%, compared to prepaid expenses and other current assets of $56 at December 31, 2016. The decrease is due primarily to the expensing of prepaid director and officer insurance premiums during the nine-month period. At September 30, 2017, total current liabilities were $2,498, an increase of $106, or 4%, compared to total current liabilities of $2,392 at December 31, 2016. At September 30, 2017, accounts payable was $1,295, a decrease of $73, or 5%, compared to accounts payable of $1,368 at December 31, 2016. At September 30, 2017, accrued compensation was $200, a decrease of $57, or 22%, compared to accrued compensation of $257 at December 31, 2016. The decreases are due primarily to cost saving measures put in place by the Company. Other accrued liabilities were $622, an increase of $117, or 23%, from $505 at December 31, 2016 due primarily to the accrual of additional deferred professional services.

At September 30, 2017, current deferred revenue as of September 30, 2017 was $377, an increase of $119, or 46%, compared to current deferred revenue of $258 at December 31, 2016. Deferred revenue primarily reflects advance payments for maintenance fees from the Company's licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

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

The Company recorded $24 and $72 in debt discount amortization for the three and nine months ended September 30, 2017, respectively, related to the 2016 debt financings.

The Company incurred $29 and $71, respectively, of interest expense for the three and nine months ended September 30, 2017, of which $3 and $9, respectively were paid in cash.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

The Company had the following material commitments as of September 30, 2017:

Contractual obligations	Total	2017	2018	2019	2020
Operating lease commitments (1)	$213	$25	$101	$87	$	─
Capital lease commitments	15	1	6	6		2
	$228	$26	$107	$93		$2

1.	In November 2016, the Company moved its principal facilities to San Jose, California, pursuant to a lease that expires in 2019. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount.

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

(In thousands, except per share amounts)

FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2017.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2017 and 2016, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1. Legal Proceedings

On September 20, 2017, a vendor of the Company filed a stipulation for entry of judgment in the event of default on a payment plan related to past due fees, and a stipulation to dismiss without prejudice with the court retaining jurisdiction to enforce the settlement. The Company has to date complied with the terms of the settlement, and will continue to do so until the final payment is made.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Part II-Other Information (Continued)

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State's office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company's Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Filed herewith.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

November 14, 2017	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

