Form 10-K
period 2017-12-31
iSign Solutions Inc.
filed 2018-04-02
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2017 was approximately $2,012,144 based on the closing sale price of $0.50 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on April 2, 2018 was 5,761,980.

DOCUMENTS INCORPORATED BY REFFERENCE

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

PART I

Item 1. Business

General

iSign Solutions Inc. (the “Company” or “iSign”), was incorporated in Delaware in October 1986. iSign is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in San Jose, California.

For the year ended December 31, 2017, total revenue was $1,013, a decrease of $52, or 5%, compared to total revenue of $1,065 in the prior year. For the year ended December 31, 2017, software product revenue was $322, a decrease of $3, or 1%, compared to product revenue of $325 in the prior year. Maintenance revenue for the year ended December 31, 2017, was $691, a decrease of $49, or 7%, compared to maintenance revenue of $740 in the prior year. The decreases are primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

For the year ended December 31, 2017, the net loss attributable to common stockholders was $1,947, a decrease of $3,110, or 61%, compared to $5,057 in the prior year. For the year ended December 31, 2017, non-cash charges attributable to the write-off of the interest in the Chinese joint venture, interest expense, financing and loan discount amortization and the accretion of the beneficial conversion feature were $759, a decrease of $94, or 11%, compared to $853 in the prior year. There was no gain on derivative liability for the year ended December 31, 2017, compared to a gain of $330 in the prior year. For the year ended December 31, 2017, operating expenses were $2,571, a decrease of $1,703, or 40%, compared to operating expenses of $4,274 for the prior year. The decrease in operating expense resulted from reductions in full time employees and expenses associated with the Company’s efforts to restructure its operations in favor of a partner-generated recurring revenue model.

Core Technologies

The Company’s core technologies can be referred to as “transaction-enabling” and “business process work flow” technologies. These technologies include various forms of electronic signature methods, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, authentication, cryptography and the logging of audit trails to prove signers’ intent. These technologies enable the appending of secure, legal and regulatory compliant electronic signatures coupled with an enhanced user experience, all at a fraction of the time and cost required by traditional, paper-based processes for signature capture.

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

The SignatureOne® and iSign® suite of products includes the following:

SignatureOne® Ceremony® Server	The SignatureOne® Ceremony® Server (“Ceremony Server”) provides a highly secure, scalable, patent-protected and streamlined electronic signature solution. Its flexible, easy-to-configure and agile workflow can be rapidly integrated via standard Web services to become an ultimate and cost efficient endpoint in true straight-through processing (the complete removal of paper from business processes) and to facilitate end-to-end management of multi-party approvals for PDF and XHTML documents. The Ceremony Server contains iSign’s core e-signature engine and signature ceremony management tools, and can be seamlessly integrated with numerous ancillary products. Its key features include:

	●	Consent/disclosure management – integral part of audit record; easily reproducible in the event of a dispute;
	●	Configurable document presentment – signatory receipt, access and viewing of document tracked in audit trail;
	●	Multi-party ceremonies – complex processes, simplified; allows for dynamic, multi-channel workflow changes, including remote, face-to-face and mobile scenarios;
	●	Supports complex business rules and dynamic user behaviors;
	●	Configurable branding and workflow;
	●	Flexible tracking and reporting – includes event notification service
	●	Extensive audit trail – embedded in individual document in a tamper evident digital seal; and
	●	Support for multiple signature methods – click-to-sign; biometric; and others.

iSign® Console™	The iSign® Console™ (“Console”) leverages the Ceremony Server’s core signature engine and is ideal for organizations looking for a standalone electronic signature solution. Through its intuitive graphical interface, the Console allows users to upload documents for signature, select signers and signature methods, and manage and enforce document workflow for routing, reviewing, signing and notifications. The Console offers a secure and intuitive solution that requires no integration and is available on-premise or in the cloud.

iSign® Enterprise	iSign® Enterprise incorporates the features and function of the Ceremony Server and the Console.

iSign® Family	The growing suite of iSign® products and service includes iSign® Mobile (for signing on iOS and Android mobile devices), iSign® Forms (for integrated use of templates and forms), and iSign® Live (iSign’s patent-pending co-browsing solution for simultaneous browsing signature ceremonies).

Sign-it®	Sign-it® is a family of desktop software products that enable the real-time capture of electronic and digital signatures, as well as their verification and binding within a standard set of applications, including Adobe Acrobat and Microsoft Word, web-based applications using HTML, XML and XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market. The Sign-it® family of products combines the strengths of biometrics, and other forms of electronic signatures, with cryptography in a patented process that insures the creation of documents containing legally compliant electronic signatures. These signatures have the same legal standing as a traditional so-called wet signature on paper and are created pursuant to the Electronic Signature in National and Global Commerce Act, as well as other related legislation and regulations. With Sign-it® products, organizations wishing to process electronic forms, requiring varying levels of security, can reduce the cost and other inefficiencies inherent with paper documents by adding electronic signature technologies to their workflow solutions.

iSign® Toolkits	The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person’s handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect a user’s signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2017 include the following:

iSign Enterprise	v5.4.22
iSign Enterprise	v5.4.8.2
iSign Enterprise	v5.4.8.3
iSign Enterprise	v6.2.2
iSign Enterprise	v6.2.3
iSign Enterprise	v6.3
iSign Enterprise	v6.4
iSign Enterprise	v6.4.1
iSign Enterprise	v6.4.2
iSign Enterprise	Database Migration from v5.4 to v6.5
iSign Enterprise	v6.5
iSign Enterprise	v6.5.1
iSign Enterprise	v6.5.2
iSign Enterprise	v6.6.3
iSign Enterprise	v6.6.4
iSign Enterprise	v6.6.5
iSign Enterprise	v6.6
iSign Enterprise	v6.6.6
iSign Enterprise	v6.7
iSign Enterprise	v6.6.7
iSign Enterprise	v6.6.8
Sign-it for Acrobat	v9.3.4
Sign-it for Acrobat	v9.4
Sign-it for Acrobat	v10.1
Sign-it for Acrobat	v10.2
Sign-it for Acrobat	v10.2.1
Sign-it for Acrobat	v10.3
iSign SDK Sources	iSign Windows SDK v4.8
iSign SDK Sources	iSign Java SDK v2.1

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

Our research and development expense was $1,135 for the year ended December 30, 2017 and $1,322 for the year ended December 31, 2016.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Three customers, as described in Note 2 to the Consolidated Financial statements, accounted for 13%, 14% and 30%, respectively, of total revenue for the year ended December 31, 2017.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $485 and $573 at December 31, 2017 and 2016, respectively, representing advanced payments on product and service maintenance agreements. In 2014, the Company negotiated a long term maintenance agreement, the balance of which is $175 at December 31, 2017, which will be recognized over four years. The remaining backlog is expected to be recognized over the next twelve months.

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

Currently, our primary competition for basic click-to-sign electronic signatures includes Adobe EchoSign, DocuSign and VASCO Data Security International Inc. We view the balance of the U.S. market as fragmented with a variety of smaller competitors focused on the consumer and small business markets rather than enterprise organizations.

Employees

As of December 31, 2017, the Company employed eight full-time employees and eight independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements. We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2017 and 2016, sales in the United States as a percentage of total sales was 88%, respectively. At December 31, 2017 and 2016, long-lived assets located in the United States were $30 and $306, respectively. There were no long-lived assets located elsewhere as of December 31, 2017 and 2016.

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

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock (“Common Stock”) is quoted on OTC Markets Group Inc.’s OTC Pink quotation system under the trading symbol ISGN. Trading activity for the Company’s Common Stock can be viewed at www.otcmarkets.com. The following table sets forth the high and low sale prices of the Common Stock for the periods noted.

		Sale Price Per Share
Year	Period	High	Low

2016	First Quarter	$15.00	$2.81
	Second Quarter	$3.55	$0.98
	Third Quarter	$2.00	$1.01
	Fourth Quarter	$1.25	$0.56
2017	First Quarter	$0.85	$0.21
	Second Quarter	$0.50	$0.35
	Third Quarter	$0.50	$0.31
	Fourth Quarter	$0.40	$0.20

Holders

As of March 20, 2018, there were approximately 146 holders of record of our Common Stock.

Dividends

To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors and will depend on, among other things, the Company’s operating results, financial condition, capital requirements, contractual restrictions or such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2017, net losses attributable to common stockholders aggregated approximately $7,004, and at December 31, 2017, the Company's accumulated deficit was approximately $132,562.

For the year ended December 31, 2017, total revenue was $1,013, a decrease of $52, or 5%, compared to total revenue of $1,065 in the prior year. The decrease in revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

For the year ended December 31, 2017, operating expenses were $2,571, a decrease of $1,703, or 40%, compared to operating expenses of $4,274 in the prior year. The decrease in operating expenses resulted from the reduction of 3 full time employees and changes to its operating expense structure, which changes were made in connection with the Company’s efforts to tailor its operations in favor of partner-generated recurring revenue. For the year ended December 31, 2017, the loss from operations was $1,558, a decrease of $1,651, or 51%, compared to a loss from operations of $3,209 in the prior year.

In February 2017, the Company received, from investors and affiliates of the Company, advances aggregating $120 in cash against certain accounts receivable of the Company. Upon collection of the receivable, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The receivables were collected and the advances were repaid in March 2017, along with $6 in advance fees per the agreement. The advance fees were recorded as interest expense in the quarter ended March 31, 2017.

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 secured notes with the same terms as the notes issued in the May 2017 financing and $200 in unsecured notes with the same terms as the November 2016 financing. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In December 2017, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $150 in cash. The secured notes have substantially the same terms as the secured notes issued in the May 2017 financing.

The Company used the funds received from the above financing for working capital and general corporate purposes.

The Company recorded $97 in debt discount amortization for the twelve months ended December 31, 2017 related to the above debt financings.

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

Revenue: Revenue is recognized when earned in accordance with the applicable accounting guidance. The Company recognizes revenue from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company’s product to function within the customer’s application has been completed and the Company’s product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period, whichever is longer.

Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post-contract support. Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company’s products to function within the customer’s application has been completed and the Company’s product has been delivered according to specifications.

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

Customer Base: To date, the Company’s electronic signature revenue has been derived primarily from financial service industry end-users and from resellers and channel partners serving the financial service industry primarily in North America, the ASEAN Region and Europe. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses. Historically, such losses have been within the range of management’s expectations.

Cost of sales: Cost of sales includes direct engineering labor and overhead for specific revenue based projects initiated by customers and maintenance projects specific to customer needs, along with third party services related to the Company’s transactional based revenues.

Research and Development Costs: Research and development costs are charged as expense as incurred.

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2017, of approximately $18,095 based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2017 and December 31, 2016

Revenue

For the year ended December 31, 2017, total revenue was $1,013, a decrease of $52, or 5%, compared to total revenue of $1,065 in the prior year. For the year ended December 31, 2017, software product revenue was $322, a decrease of $3, or 1%, compared to product revenue of $325 in the prior year. Maintenance revenue for the year ended December 31, 2017, was $691, a decrease of $49, or 7%, compared to maintenance revenue of $740 in the prior year. The decrease in revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

Cost of Sales

For the year ended December 31, 2017, cost of sales was $126, a decrease of $260, or 67%, compared to cost of sales of $386 in the prior year. The decrease was primarily due to lower direct engineering costs associated with both software product and maintenance revenue during the year ended December 31, 2017 compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2017, research and development expenses were $1,135, a decrease of $187, or 14%, compared to research and development expenses of $1,322 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factors contributing to the decrease in research and development expenses was a decrease in the number of engineering personnel by 2, and the reduction in allocated facilities expenses due to the move to smaller facilities. These reductions were partially offset by reduced direct labor transfers to cost of sales due to the decreases in non-recurring engineering orders and maintenance. For the year ended December 31, 2017, total research and development expenses before IT and cost of sales allocations were $1,312, a decrease of $444, or 25%, compared to $1,756 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2017, sales and marketing expenses were $188, a decrease of $218, or 54%, compared to sales and marketing expenses of $406 in the prior year. The decrease was primarily attributable to a decrease in salaries and wages in connection with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

General and Administrative Expenses

For the year ended December 31, 2017, general and administrative expenses were $1,122, a decrease of $1,038, or 48%, from general and administrative expenses of $2,160 in the prior year. The decrease was attributable to across the board decreases in salary and related expense, professional fees and services, investor relations, allocated facilities cots and other general overhead expenses. The expense reductions were primarily the result of the cash constraints experienced by the Company over the current period ended December 31, 2017.

Other Income (Expense), Net

Other income (expense), net, was income of $67, an increase of $79, or 658%, compared to an expense of $12 in the prior year. The increase is due primarily to the abatement of an accrual for a late filing fee from the Internal Revenue Service of $30 and the collection of accounts receivable reserved for in the prior year of $44.

For the year ended December 31, 2017, the Company recorded a non-cash charge of $550 related to the deconsolidation of the Chinese joint venture due to the lack of any operations over the last two years.

For the year ended December 31, 2017, the Company recorded a gain on sale of the source code and rights to one of the Company’s older toolkit software products, net of related costs, of $239. The purchaser granted the Company a fully-paid, royalty-free, worldwide, irrevocable license to use the software to support current and existing customers and partners of the Company. The Company did not retain the right to distribute the software either as a source code or as an object code. However, the Company retained the right to create new non-toolkit software from the original source code and to market, sell and distribute the new non-toolkit software in the ordinary course of business to its customers and partners. In addition, the Company sold one of is retired domain names for $64 cash.

Interest Expense

For the year ended December 31, 2017, related party interest expense was $26, a decrease of $77, or 75%, compared to related party interest expense of $103 in the prior year. For the year ended December 31, 2017, other interest expense was $86, a decrease of $29, or 25%, compared to other interest expense of $115 in the prior year. The decrease in interest expense is primarily due to a decrease in the amount of borrowings compared to the prior year.

For the year ended December 31, 2017, the Company recorded $97 in debt discount amortization associated with its long-term and short-term borrowings, $27 of which is attributable to related parties and $70 of which is attributable to other investors, compared to $390 in the prior year, $87 of which is attributable to related parties and $303 of which is attributable to other investors. The decrease in debt discount amortization was primarily due to the conversion of the convertible notes in May of 2016 and the subsequent write off of the remaining unamortized loan discount.

The change in fair value of derivative liabilities resulted in a non-cash gain of $330 in the prior year. No such gain was recorded for the twelve months ended December 31, 2017.

There was no accretion of beneficial conversion feature on Preferred Stock for the year ended December 31, 2017 due to the conversion of the outstanding Preferred Stock in May of 2016. For the year ended December 31, 2016, accretion of the beneficial conversion feature on Preferred Stock with an exercise price less than the closing market price on May 19, 2016 (for the Series C Preferred Stock and Series D-1 Preferred Stock) was $245.

Due to the conversion of the Company’s Preferred Stock discussed above, no dividends were paid in kind in 2017. The Company recorded $1,313 in dividends in kind on shares of its Convertible Preferred Stock for the year ended December 31, 2016, of which $646 was to related parties and $667 was to other investors.

Liquidity and Capital Resources

Cash and cash equivalents totaled $285 at December 31, 2017, compared to $389 at December 31, 2016.

The cash used in operations was primarily attributable to the net loss of $1,947. This amount was partially offset by the write-off of the interest in the Chinese joint venture of $550, non-cash depreciation and amortization charges of $277, amortization of debt discount of $97 and stock-based employee compensation of $143.

Cash out flows for the acquisition of property and equipment was $3 offset by cash inflows of $303 related to the sale of intangible assets.

Proceeds from financing activities was $655 from the issuance of debt.

Accounts receivable were $45 at December 31, 2017, a decrease of $92, or 67%, compared to accounts receivable of $137 at December 31, 2016. Accounts receivable at December 31, 2017 and 2016, are net of $1 and $63, respectively, of allowances provided for potentially uncollectible accounts. The decrease is primarily attributable to higher collections in the quarter ended December 31, 2017.

Prepaid expenses and other current assets were $28 at December 31, 2017, a decrease of $28, or 50%, compared to prepaid expenses and other current assets of $56 at December 31, 2016. The decrease is primarily due to lower prepaid insurance premiums compared to the prior year.

Short-term debt was $1,458 net of $97 in discounts at December 31, 2017. The Company reclassified its existing long-term debt to short term and issued new debt in the amount of $655 during the twelve months ended December 31, 2017.

Accounts payable were $1,289 at December 31, 2017, a decrease of $79, or 6%, compared to $1,368 at December 31, 2016. The decrease is due cost cutting efforts by the Company during the current period.

Other current liabilities, which include accrued compensation were $941 at December 31, 2017, compared to $762 at December 31, 2016, an increase of $179, or 23%. The increase is primarily attributable to the accrual of certain franchise taxes and professional service fees partially offset by reductions in headcount during the current period.

Deferred revenue, including the long-term portion, was $485 at December 31, 2017, a decrease of $88, or 15%, compared to deferred revenue of $573 at December 31, 2016. The decrease is primarily due to the recognition of revenue from a five-year maintenance contract with one of the Company’s customers that was renewed in December of 2015.

Financing Transactions

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

Notes payable:

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $700 in cash. The Company also issued the same long-term notes to affiliates in exchange for an aggregate of $200 in demand notes that had been issued earlier in September and October of 2016. The long-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share (initially, $1.30 per share and subsequently reduced as part of the May 2017 financing described below) or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued warrants to purchase 277 shares of Common Stock in connection with these long-term notes. The Company ascribed a value of $204 to the 277 warrants and recorded a discount to the long-term notes and a corresponding amount to additional paid-in capital. The discount is being amortized using the effective interest method over the term of the notes.

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing discussed above, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 secured notes with the same terms as the notes issued in the May 2017 financing and $200 in unsecured notes with the same terms as the November 2016 financing discussed above. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In December 2017, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $150 in cash. The secured notes have substantially the same terms as the secured notes issued in the May 2017 financing.

The Company used the funds received from the above financings for working capital and general corporate purposes.

The Company sold for $303 in cash the source code and rights to one of its older toolkit software products and one of is retired domain names.

During the twelve months ended December 31, 2017, the Company accrued $112 of interest expense, $100 associated with the notes, of which $26 was to related parties and $74 was to other investors.

The Company recorded $97 in debt discount amortization for the twelve months ended December 31, 2017 related to the above debt financings.

Contractual Obligations

The Company had the following material commitments as of December 31, 2017:

Contractual obligations	Total	2018	2019	Thereafter
Operating lease commitments	$189	$102	$87	$–
Capital lease commitments	14	6	6	2
Total	$203	$108	$93	$2

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Any investments in fixed income securities are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities.

Foreign Currency Risk. The Company operates a joint venture in China and from time-to-time could make certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings could be exposed to fluctuations in interest rates and foreign currency exchange rates. The Company would attempt to limit any such exposure through operational strategies and generally has not hedged currency exposure.

Future Results and Stock Price Risk. The Company’s stock price may be subject to significant volatility. The public stock markets have experienced significant volatility in stock prices in recent years. The stock prices of technology companies have experienced particularly high volatility, including, at times, severe price changes that are unrelated or disproportionate to the operating performance of such companies. The trading price of the Company’s Common Stock could be subject to wide fluctuations in response to, among other factors, quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, competitor consolidation in the industry, announcements of new strategic relationships by the Company or its competitors, general conditions in the computer software industry or the global economy generally, or market volatility unrelated to the Company’s business and operating results. The impact and severity of the above factors could be exacerbated by the Company’s small size, public float and a lack of market liquidity for its Common Stock.

Item 8. Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements for the years ended December 31, 2017 and 2016, and for each of the years in the two-year period ended December 31, 2017, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

In performing this assessment, management identified the following material weaknesses:

As a small company with limited resources that are mainly focused on the development and sales of software products and services, iSign does not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight. This has resulted in certain audit adjustments and management believes that there may be a possibility for a material misstatement to occur in future periods while it employs the current number of personnel in its finance department.

Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close the Company was able to adjust its financial records to properly present its financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting due to our ability to make the necessary reconciling adjustments to our financial statements.

Management’s Remediation Initiatives

Management conducts a number of activities to address the material weaknesses noted above, including but not limited to the following:

●	Key managers and accounting personnel work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee;

●	Evaluate control procedures on an ongoing basis, and, where possible, modify those control procedures to improve oversight;

●	Evaluate, and, where possible, employ additional third party resources that can provide oversight support within the Company’s budget constraints; and

●	As the Company grows its business and the cash flow necessary to hire additional accounting personnel, management expects to pursue and implement such additional hires.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	77	Co-Chairman and Chief Executive Officer
Michael Engmann	69	Co-Chairman and Chief Operating Officer
Andrea Goren	50	Director and Chief Financial Officer
Francis J. Elenio	51	Director
Stanley Gilbert	78	Director
Jeffrey Holtmeier	59	Director
David E. Welch	70	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company’s Chairman and Chief Executive Officer since August 2010, and Co-Chairman since October 2015. Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. In addition and until his retirement in October 2017, Mr. Sassower served as Chief Executive Officer of Xplore Technologies Corp. (NASDAQ:XPLR) from February 2006 and as a director of Xplore Technologies Corp. and served as Chairman of its board of directors since December 2004. On May 13, 2008, Mr. Sassower was named Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. On March 18, 2009, The Fairchild Corporation and 61 subsidiaries filed a petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Delaware. On January 7, 2010, The Fairchild Corporation’s plan of liquidation was declared effective and the company’s board of directors was relieved of its duties. Mr. Sassower also served as Chairman of the Board of the Company from 1998 to 2002 and as Co-Chief Executive Officer of the Company from 1997 to 1998. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Sassower’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience. Mr. Sassower has developed extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing changes.

Michael Engmann has served as the Company’s Co-Chairman since October 2015, and as the Company’s Chief Operating Officer since May 2017. Mr. Engmann is Chairman of Engmann Options, a family trading and investment holding company and has served in that capacity since 1978. Mr. Engmann has approximately 40 years of experience in building successful financial service companies. He began his career as a trader and was one of the early market-makers in the Pacific Stock Exchange’s options program. He (i) founded, in 1980, Sage Clearing Corporation, a stock and options clearing company for professional traders, which was sold to ABN Amro Inc. in 1988, (ii) founded, in 1982, Preferred Trade, Inc., a broker-dealer providing research and trade execution services, which was sold to Fimat in May 2005, and (iii) acquired in 2001 Revere Data LLC, a global financial and market data company, which was sold to Factset in 2013. Mr. Engmann’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience.

Andrea Goren has served as a director since August 2010. Mr. Goren was appointed the Company’s Chief Financial Officer in December 2010. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company’s largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren has been a director of Xplore Technologies Corp. (NASDAQ:XPLR) since December 2004, and a director of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 18 years of private equity investing and his extensive experience working with management teams and boards of directors.

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

David E. Welch has served as a director since March 2004. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm. Mr. Welch has also been Vice President of Operations at Vertex Innovations, Inc., from June 2015 to April 2017. Mr. Welch was Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite-based asset tracking and reporting equipment, from April 2004 to September 2014. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002. Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with AspenBio Pharma, Inc., from 2004 to 2017, PepperBall Technologies, Inc. from January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado. He serves on iSign’s audit and compensation committees. Mr. Welch’s qualifications to serve on the Board of Directors include his significant accounting and financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. The following Section 16 filings were not timely filed for the year ended December 31, 2017: the Form 4 for Andrea Goren, and Stanley Gilbert dated May 23, 2017 and the Form 4 for Andrea Goren, and Philip Sassower dated December 15, 2017.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower,	2017	─	(1)	─	─	─	─	─	─	─
Co-Chairman and CEO	2016	─	(1)	─	─	─	─	─	─	─

Michael Engmann, President and COO	2017	─	(2)	─	─	─	─	─	─	─

Andrea Goren,	2017	─	(3)	─	─	─	─	─	─	─
CFO	2016	─	(3)	─	─	─	─	─	─	─

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no compensation.

2.	Mr. Engmann was appointed President and Chief Operating Officer on May 15, 2017. Mr. Engmann receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.	The amounts, if any, provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. Mr. Sassower’s, Mr. Engmann’s and Mr. Goren’ previously issued stock options were canceled on November 15, 2017. See footnote 8 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Engmann is retained by the Company without an agreement. Mr. Engmann’s service as Chief Operating Officer is month to month. Mr. Engmann is currently entitled to receive a cash sum payment of $5,000 per month. The Company has agreed to pay Mr. Engmann for reasonable and documented out of pocket expenses incurred for Services rendered by him, as long as he obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The initial term of the SGP Agreement was two years and it automatically renews for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP currently is entitled to receive a cash sum payment of $7,500 (“SGP Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the SGP Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2017. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement. The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2017

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Co-Chairman and CEO	(1)	─	─	─
Michael Engmann, President and COO	(2)	─	─	─
Andrea Goren, Chief Financial Officer	(3)	─	─	─

1.	Mr. Sassower’s 73,399 options were canceled on November 15, 2017.

2.	Mr. Engmann’s 65,800 options were canceled on November15, 2017.

3.	Mr. Goren’s 88,079 options were canceled on November 15, 2017.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2017 and 2016.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation		Non-qualified Deferred Compensation Earnings		All Other Compensation		Total
Current Directors
Francis J. Elenio	$	─	$	─	$5,460	$	─	$	─	$	─	$5,460
Stanley Gilbert	$	─	$	─	$5,460	$	─	$	─	$	─	$5,460
Jeffrey Holtmeier	$	─	$	─	$5,460	$	─	$	─	$	─	$5,460
David Welch	$	─	$	─	$5,460	$	─	$	─	$	─	$5,460

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 20, 2018, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading “Executive Compensation” and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o iSign Solutions, Inc., 2025 Gateway Place, Suite 485, San Jose California 95110-1413. The amounts are not stated in thousands.

	Common Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)
Philip S. Sassower (2)	1,356,752	22.4%
Andrea Goren (3)	1,406,496	23.2%
Stanley Gilbert (4)	128,865	2.2%
Jeffrey Holtmeier (5)	10,666	*
David E. Welch (6)	7,020	*
Michael W. Engmann (7)	838,000	13.8%
Francis Elenio (8)	5,670	*
All directors and executive officers as a group (8 persons) (9)	2,380,081	37.2%
5% Shareholders
Phoenix Venture Fund LLC (10)	1,354,708	22.4%

*	Less than 1%.

1.	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2018. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2018 or securities convertible into Common Stock within 60 days of March 20, 2018 are deemed outstanding and held by the holder of such shares of Common Stock, options and warrants for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on shares of Common Stock. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of all outstanding options and warrants into shares of Common Stock.

2.	Represents (a) 1,071,057 shares of Common Stock, and (b) 285,695 shares of Common Stock issuable upon the exercise of warrants (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	2,044	─	2,234	1,066,779	1,071,057
Warrants	─	285,695	─	─	285,695
Total	2,044	285,695	2,234	1,066,779	1,356,752

3.	Represents (a) 1,098,853 shares of Common Stock, and (b) 307,643 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2018 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 11 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	15	29,825	2,234	1,066,779	1,098,853
Warrants	─	21,948	285,695	─	307,643
Total	15	51,773	287,929	1,066,779	1,406,496

4.	Represents (a) 114,169 shares of Common Stock, (b) 7,004 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2018, and (c) 7,692 shares of Common Stock issuable upon the exercise of warrants, exercisable within 60 days of March 20, 2018 (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common shares	111,002	23	1,426	1,718	114,169
Stock options	7,004	─	─	─	7,004
Warrants	7,692	─	─	─	7,692
Total	125,698	23	1,426	1,718	128,865

5.	Represents (a) 3,662 shares of Common Stock and (b) 7,004 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2018. As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

6.	Represents 7,020 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2018.

7.	Represents (a) 535,659 shares of Common Stock beneficially owned by Mr. Engmann and (b) an aggregate of 302,341 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2018 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common shares	430,749	103,915	995	535,659
Warrants	283,880	18,461	─	302,341
Total	714,629	122,376	995	838,000

8.	Represents 5,670 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2018.

9.	Includes 1,069,013 shares of Common Stock beneficially owned by Phoenix. Please see footnote 10 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. The amount stated above includes an aggregate of 26,698 shares issuable upon the exercise of options within 60 days of March 20, 2018.

10.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	Total
Common shares	1,066,779	2,234	1,069,013
Warrants	─	285,695	285,695
Total	1,066,779	287,929	1,354,708

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2011 Stock Compensation Plan	736	$3.65	14

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

Related Party Transactions

Phoenix is the beneficial owner of approximately 22.4% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

The table below reflects the May 23, 2017 related party transactions in which the Company issued $100 in convertible secured promissory notes to affiliates for cash, and replaced the unsecured convertible promissory notes issued in November 2016 with a combination of secured and unsecured notes. The new notes are mandatorily convertible into Common Stock at a conversion rate of $0.50 per share or the price per share of Common Stock upon closing of a new debt and or equity financing of at least $1,000 in aggregate proceeds. The secured convertible promissory notes bear interest at the rate of 10% per annum and the unsecured notes bear interest at the rate of 6% per annum. The notes are due December 31, 2018. Should the convertible secured promissory notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

Affiliate	Secured Note 5/23/2017	Canceled Unsecured Note 11/3/2016	Replacement Note Secured 5/23/2017	Replacement Note Unsecured 5/23/2017
Andax LLC	$18	$(25)	$17	$8
Michael Engmann	36	(140)	36	104
MDNH Partners LLP	34	(60)	34	26
Stanley L. Gilbert	12	(25)	13	12
Total	$100	$(250)	$100	$150

The table below reflects the November 15, 2017 cancelation of outstanding stock options by the named affiliates of the Company. The stock options were canceled to increase the pool of available stock options for grants to employees of the Company.

	Stock Options Canceled
Affiliate	Total	Vested	Unvested	Range of Exercise Prices
Michael Engmann	66	11	55	$0.50 ─ $10.00
Andrea Goren	88	23	65	$0.50 ─ $81.13
Philip Sassower	73	19	54	$0.50 ─ $81.13

In December 2017, the Company issued secured promissory notes in the amount of $25 to Michael Engmann and his affiliate, and $5 to Andax LLC. The notes have substantially the same terms as the secured notes issued in the May 2017 financing.

Debt discount amortization associated with the Company’s indebtedness for the years ended December 31, 2017 and 2016, was $97 and $390, respectively, of which $27 and $87, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2017 and 2016, was $112 and $218, respectively, of which $26 and $103, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. Armanino LLP has been the Company’s auditors since August 2014. During fiscal years 2017 and 2016, the fees for audit and other services performed by Armanino LLP for the Company were as follows:

Nature of Service	Armanino
	2017		2016
Audit Fees	$42,222.50	50%	$69,179.30	53%
Audit-Related Fees	30,603.75	36%	$35,926.59	27%
Tax Fees	6,837.50	8%	$11,263.37	9%
All Other Fees	4,190.18	5%	$14,005.00	11%
Total	$83,853.93	100%	$130,374.26	100%

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

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of Armanino LLP and has concluded that Armanino LLP is independent under applicable SEC and NASDAQ rules and regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 000-19301).
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.

Exhibit Number	Document
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.

Exhibit Number	Document
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 16, 2016.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

Exhibit Number	Document
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.24	Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004.
10.25	Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004.
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on August 12, 2006.
10.27	Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on August 12, 2006.
†††10.28	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A filed on September 15, 2005.

Exhibit Number	Document
10.36	Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on February 5, 2007.
10.37	Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on February 5, 2007.
10.38	Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 15, 2007.
10.39	Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on June 15, 2007.
10.40	Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on June 15, 2007.
10.41	Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 27, 2007.
†10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 12, 2007.
10.43	Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.45	Registration Rights Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.46	Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.47	Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.48	Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.57	Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.
10.58	Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.
10.59	Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.60	Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.

Exhibit Number	Document
*21.1	Schedule of Subsidiaries.
*23.2	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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
Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date: April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 2, 2018.

Date	Signature	Title

April 2, 2018	/s/ Philip S. Sassower	Co-Chairman and Chief Executive Officer
	Philip S. Sassower	(Principal Executive Officer)

April 2, 2018	/s/ Michael Engmann	Co-Chairman and Chief Operating Officer
Michael Engmann

April 2, 2018	/s/ Andrea Goren	Director, Chief Financial Officer
	Andrea Goren	(Principal Financial and Accounting Officer)

April 2, 2018	/s/ Francis J. Elenio	Director
Francis J. Elenio

April 2, 2018	/s/ Stanly Gilbert	Director
Stanley Gilbert

April 2, 2018	/s/ Jeffrey Holtmeier	Director
Jeffrey Holtmeier

April 2, 2018	/s/ David Welch	Director
David Welch

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

iSign Solutions Inc.

San Jose, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSign Solutions Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

ArmaninoLLP

We have served as the Company’s auditor since 2014.

San Ramon, California

April 2, 2018

iSign Solutions Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$285	$389
Accounts receivable, net of allowance of $1 and $63 at December 31, 2017 and 2016, respectively	45	137
Prepaid expenses and other current assets	28	56
Total current assets	358	582
Property and equipment, net	13	20
Intangible assets, net	–	269
Other assets	17	17
Total assets	$388	$888

Liabilities and Deficit
Current liabilities:
Accounts payable	1,289	1,368
Short–term debt, net	1,458	─
Accrued compensation	201	257
Other accrued liabilities	740	505
Deferred revenue	310	258
Short-term capital lease	4	4
Total current liabilities	4,002	2,392
Long–term debt, net	–	707
Deferred revenue long-term	175	315
Long–term capital lease	6	9
Other long-term liabilities	7	13
Total liabilities	4,190	3,436
Commitments and contingencies (Note 8)
Equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 and 5,760 shares issued and outstanding at December 31, 2017 and 2016, respectively	58	58
Treasury shares, 5 at December 31, 2017 and December 31, 2016, respectively	(325)	(325)
Additional paid-in-capital	129,027	128,884
Accumulated deficit	(132,562)	(130,615)
Accumulated other comprehensive loss	–	(14)
Total iSign stockholders’ deficit	3,802	(2,012)
Non-controlling interest	–	(536)
Total deficit	(3,802)	(2,548)
Total liabilities and deficit	$388	$888

See accompanying notes to these Consolidated Financial Statements

 iSign Solutions Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
Revenue:
Product	$322	$325
Maintenance	691	740
	1,013	1,065
Operating costs and expenses:
Cost of sales:
Product	13	78
Maintenance	113	308
Research and development	1,135	1,322
Sales and marketing	188	406
General and administrative	1,122	2,160
	2,571	4,274

Loss from operations	(1,558)	(3,209)

Other income (expense), net	67	(12)
Gain on sale of intangible assets	303	–
Write-off of interest in Chinese joint venture	(550)	–
Interest expense:
Related party	(26)	(103)
Other	(86)	(115)
Amortization of debt discount:
Related party	(27)	(87)
Other	(70)	(303)
Gain on derivative liability	–	330
Net loss	(1,947)	(3,499)
Preferred stock:
Accretion of beneficial conversion feature:
Related party	–	(115)
Other	–	(130)
Preferred stock dividends:
Related party	–	(646)
Other	–	(667)
Income tax expense	–	–
Net loss before non-controlling interest	(1,947)	(5,057)
Net loss attributable to non-controlling interest	–	–
Net loss attributable to common stockholders	$(1,947)	$(5,057)
Basic and diluted loss per common share	$(0.34)	$(1.91)
Weighted average common shares outstanding, basic and diluted	5,760	2,644

See accompanying notes to these Consolidated Financial Statements

F-3

iSign Solutions Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016

Net loss:	$(1,947)	$(3,499)
Other comprehensive income, net of tax	–	–
Foreign currency translation adjustment, net	–	–

Total comprehensive loss	$(1,947)	$(3,499)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statement of Changes in Deficit

Year Ended December 31, 2017

(In thousands)

	Series A-1 Preferred	Series A-1 Preferred	Series B Preferred	Series B Preferred	Series C Preferred	Series C Preferred	Series D-1 Preferred	Series D-1 Preferred	Series D-2 Preferred	Series D-2 Preferred	Common	Common		Additional		Non-	Accumulated Other
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Stock	Treasury	Paid-In	Accumulated	Controlling	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Stock	Capital	Deficit	Interest	Income (Loss)	Total

Balance as of December 31, 2015	947	$947	13,523	$11,653	5,491	$6,069	8,077	$6,866	6,321	$5,272	187	$2	$(325)	$95,312	$(127,116)	$(536)	$(14)	$(1,870)
Stock-based employee compensation														164				164
Preferred share dividends, paid in kind	29	29	519	519	211	211	309	309	245	245				(1,313)				–
Beneficial conversion feature on preferred shares dividends issued in kind		(3)		(73)		(39)		(78)		(52)				245				–
Accretion of beneficial conversion feature on preferred shares dividends issued in kind		3		73		39		78		52				(245)				–
Common shares and warrants issued in a private placement, net of $780 offering costs											690	7		417				424
Common shares issued on exchange of unsecured debt											683	7		1,181				1,188
Common shares issued on exchange of deferred compensation											286	3		495				498
Conversion of Preferred Shares into Common Stock	(976)	(976)	(14,042)	(12,172)	(5,702)	(6,280)	(8,386)	(7,175)	(6,566)	(5,517)	3,650	36		32,084				–
Conversion of convertible notes into Common Stock											264	3		237				240
Proceeds allocated to warrants issued in connection with convertible notes														204				204
Beneficial Conversion Feature on convertible notes														103				103
Net loss															(3,499)			(3,499)
Balance as of December 31, 2016	–	–	–	–	–	–	–	–	–	–	5,760	58	(325)	128,884	(130,615)	(536)	(14)	(2,548)
Stock-based employee compensation														143				143
Write-off of interest in Chinese joint venture																536	14	550
Net loss															(1,947)			(1,947)
Balance as of December 31, 2017	–	$–	–	$–	–	$–	–	$–	–	$–	5,760	$58	$(325)	$129,027	$(132,562)	$–	$–	$(3,802)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,947)	$(3,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	362
Amortization of debt discount	97	390
Stock-based employee compensation	143	164
Gain on derivative liability	–	(330)
Gain on sale of intangible assets	(303)	–
Write-off of interest in Chinese joint venture	550	–
Changes in operating assets and liabilities:
Accounts receivable, net	92	(43)
Prepaid expenses and other current assets	28	316
Accounts payable	(79)	581
Accrued compensation	(56)	(6)
Other accrued liabilities	227	510
Deferred revenue	(88)	(266)
Net cash used in operating activities	(1,059)	(1,821)

Cash flows from investing activities:
Acquisition of property and equipment	(3)	─
Proceeds from the sale of intangible assets	303	─
Net cash provided by investing activities	300	─

Cash flows from financing activities:
Proceeds from advances on accounts receivable	120	–
Proceeds from issuance of short-term debt	–	440
Proceeds from issuance of long-term debt	655	700
Proceeds from issuance of common stock and warrants, net of issuance costs of $780	–	424
Payment of short-term debt	–	(200)
Payment of advances from accounts receivable	(120)	–
Net cash provided by financing activities	655	1,364

Net decrease in cash and cash equivalents	(104)	(457)
Cash and cash equivalents at beginning of period	389	846
Cash and cash equivalents at end of period	$285	$389

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental disclosure of cash flow information:

	December 31,
	2017	2016
Supplementary disclosure of cash flow information
Interest paid	$9	$62

Non-cash financing and investing transactions
Acquisition of property and equipment through capital lease	$–	$15
Conversion of convertible notes plus accrued interest into 947 shares of Common Stock	$–	$1,428
Conversion of deferred compensation plus accrued interest into 286 shares of Common Stock	$–	$498
Exchange of long-term unsecured convertible promissory notes for long-term unsecured promissory notes	200	–
Exchange of long-term unsecured convertible promissory notes for long-term secured promissory notes	250	–
Dividends on preferred shares	$–	$1,313
Conversion of preferred stock into Common Stock	$–	$32,119
Accretion of beneficial conversion feature on preferred share dividends	$–	$245
Beneficial conversion feature on convertible notes	$–	$103
Exchange of $200 of demand notes for long-term unsecured convertible notes	$–	$200
Warrants issued in connection with convertible notes	$–	$204

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

The Company’s research and development activities have given rise to numerous technologies and products. The Company’s core DTM technologies include various forms of electronic signatures, such as handwritten biometric, click-to-sign and others, as well as signature verification, cryptography and the logging of audit trails to show signers’ intent. These technologies can enable secure, legal and regulatory compliant electronic transactions that can enhance customer experience at a fraction of the time and cost required by traditional, paper-based processes. The Company’s products include SignatureOne® Ceremony™ Server, Sign-it® and the iSign® family of products and services.

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2017, the Company’s accumulated deficit was $132,562. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2017, the Company’s cash balance was $285. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that the Company will be successful in securing adequate capital resources to fund planned operations or that any additional funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all of its operations, which may have a material adverse effect on the Company’s business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of consolidation:

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, and include the accounts of iSign Solutions Inc. and its 90%-owned Joint Venture in the People’s Republic of China. All inter-company accounts and transactions have been eliminated. All amounts shown in the accompanying consolidated financial statements are in thousands of dollars except per share amounts.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2017 and December 31, 2016, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2017 and December 31, 2016, the carrying values of accounts receivable and accounts payable approximated their fair values.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company’s cash and cash equivalents, at December 31, consisted of the following:

	2017	2016
Cash in bank	$285	$389
Cash and cash equivalents	$285	$389

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

To date, accounts receivable have been derived principally from revenue earned from end users, manufacturers, and distributors of computer products in North America. The Company performs periodic credit evaluations of its customers, and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management’s expectations.

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions. The costs associated with equity financings, such as in the sale Common or Preferred Stock, are netted against the proceeds of the offering. In the case of note financings, costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method. There were no financing costs amortized to interest expense for the years ended December 31, 2017 and 2016, respectively.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $8 and $40 for the years ended December 31, 2017 and 2016, respectively.

Intangible Assets:

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $269 and $322 for the years ended December 31, 2017 and 2016, respectively. The intangible assets have been fully amortized as of December 31, 2017.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets, including intangible assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charge was recorded during the years ended December 31, 2017 and 2016, respectively.

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

Revenue recognition:

The Company recognizes revenue from sales of software products upon shipment, provided that persuasive evidence of an arrangement exists, the fee is fixed and determinable, collection is determined to be probable, all non-recurring engineering work necessary to enable the Company’s product to function within the customer’s application has been completed and the Company’s product has been delivered according to specifications. Revenue from service subscriptions is recognized as costs are incurred or over the service period, whichever is longer. Software license agreements may contain multiple elements, including upgrades and enhancements, products deliverable on a when and if available basis and post- contract support. Revenue from software license agreements is recognized upon delivery of the software, provided that persuasive evidence of an arrangement exists, collection is determined to be probable, all nonrecurring engineering work necessary to enable the Company’s products to function within the customer’s application has been completed, and the Company has delivered its product according to specifications.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. The expense for the years ended December 31, 2017 and 2016 was $0 and $1, respectively.

Net loss per share:

The Company calculates net loss per share under the provisions of the relevant accounting guidance. That guidance requires the disclosure of both basic net loss per share, which is based on the weighted average number of shares outstanding, and diluted loss per share, which is based on the weighted average number of shares and dilutive potential shares outstanding.

The number of shares of Common Stock subject to outstanding options and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2017	December 31, 2016
Common Stock subject to outstanding options	736	71
Common Stock subject to outstanding warrants	1,878	1,882

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2017 and 2016 were insignificant.

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

Foreign currency translation:

There have been no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2008, and state tax examinations for years before 2007. Management is in the process of reviewing the effects on the Company’s unrecognized tax positions in response to the changes the federal tax rates adopted in December of 2017.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Recently issued accounting pronouncement:

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”  The new guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure.  The update to the standard is effective for the Company in the first quarter of fiscal 2018, with early adoption permitted under limited circumstances.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02. “Leases.”  ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect the Standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect the Standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The company has adopted ASU 2016-09 as of January 1, 2017. The adoption had no impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, the standard is effective beginning in the first quarter of fiscal year 2018. We adopted the new standard effective January 1, 2018 utilizing the modified retrospective method. We finalized our analysis and the adoption of this guidance will not have a material impact on our consolidated financial statements and our internal controls over financial reporting.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2017	2016	2017	2016
Customer #1	–	–	13%	13%
Customer #2	–	–	14%	13%
Customer #3	–	55%	30%	23%
Customer #4	44%	11%	–	–
Customer #5	54%	25%	–	–
Total concentration	98%	91%	57%	49%

The following table summarizes sales concentrations:

	December 31, 2017	December 31, 2016
Sales within the United States	88%	88%
Sales outside of the United States	12%	12%
Total	100%	100%

3.	Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2017	2016
Machinery and equipment	$59	$1,235
Office furniture and fixtures	25	435
Leasehold improvements	–	35
Purchased software	1	323

	85	2,028
Less accumulated depreciation and amortization	(72)	(2,008)

	$13	$20

4.	Intangible assets:

Intangible assets, net consists of the following at December 31:

	Weighted Average Amortization Period (Years)	2017	2016
Technology	–	$6,745	$6,745
Less accumulated amortization		(6,745)	(6,476)
		$–	$269

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

4.	Intangible assets (continued):

The nature of the underlying technology of our intangible assets can be referred to as ’‘transaction-enabling,’’ ’‘digital authentication’’ and ’‘business process work flow.’’ This technology includes various forms of electronic signature methods, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, authentication, cryptography and the logging of audit trails to prove signers’ intent. Our technologies enable the appending of secure, legal and regulatory compliant electronic signatures coupled with an enhanced user experience at a fraction of the time and cost required by traditional, paper-based processes for signature capture. The Company does not foresee any effects of obsolescence or significant competitive pressure on its current or future products, anticipates increasing demand for products utilizing its technology, and believes that the current markets for its products based on technology will remain constant or will grow over the remaining useful lives assigned to its intangible assets because of business environments encouraging the use of electronic signatures.

5.	Chinese Joint Venture (Non-Controlling Interest):

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People’s Republic of China. The Joint Venture’s business license expires October 18, 2043. There were no operations in 2017 or 2016. The Joint Venture had no revenue for the years ended December 31, 2017 and 2016, respectively. It had no long-lived assets as of December 31, 2017 and 2016. The Company recorded a non-cash charge to income of $550 related to the write-off of the interest in the joint venture.

6.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services. The estimates are for current liabilities that should be extinguished within one year.

The Company had the following other accrued liabilities at December 31:

	2017	2016
Accrued professional services	$15	$38
Rents	3	–
Management fees	440	316
Accrued interest	129	27
Delaware Franchise tax	129	77
Other	24	47
Total	$740	$505

7.	Debt:

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

Notes payable:

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $700 in cash. The Company also issued the same long-term notes to affiliates in exchange for an aggregate of $200 in demand notes that had been issued earlier in September and October of 2016. The long-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share (initially, $1.30 per share and subsequently reduced in connection with the May 2017 described below) or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued warrants to purchase 277 shares of Common Stock in connection with these long-term notes. The Company ascribed a value of $204 to the 277 warrants and recorded a discount to the long-term notes and a corresponding amount to additional paid-in capital. The discount is being amortized using the effective interest method over the term of the notes.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

7.	Debt (continued):

Notes payable (continued):

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing discussed above, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 secured notes with the same terms as the notes issued in the May 2017 financing and $200 in unsecured notes with the same terms as the November 2016 financing discussed above. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In December 2017, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $150 in cash. The secured notes have substantially the same terms as the secured notes issued in the May 2017 financing.

The Company used the funds received from the above financing for working capital and general corporate purposes.

During the twelve months ended December 31, 2017, the Company accrued $112 of interest expense, $100 associated with the notes, of which $26 was to related parties and $74 was to other investors.

The Company recorded $97 and $390 in debt discount amortization for the twelve months ended December 31, 2017 and 2016, respectively.

8.	Stockholders’ equity (deficit):

Common stock options:

At December 31, 2017, the Company has two stock-based employee compensation plans, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2009 and 2011 plans under individual plans.

Information with respect to the Stock Compensation Plans at December 31, 2017 is as follows:

	2009 Stock Compensation Plan	2011 Stock Compensation Plan
Shares authorized for issuance	7,000	750,000
Option vesting period	Quarterly over 3 years	Immediate/Quarterly over 3 years
Date adopted by shareholders	−	November 2011
Option term	7 Years	7 Years
Options outstanding	−	736
Options exercisable	−	95
Weighted average exercise price	$−	$3.65

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

8.	Stockholders’ equity (deficit) (continued):

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

Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. There were no stock options granted during 2016. The fair value calculations are based on the following assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Risk free interest rate	1.56% – 1.79%	N/A
Expected life (years)	5.30 – 6.80	N/A
Expected volatility	184.14% – 212.15%	N/A
Expected dividends	None	N/A
Estimated average forfeiture rate	5.87%	N/A

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2017 and 2016. There were no stock options exercised during the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Research and development	$60	$56
Sales and marketing	–	15
General and administrative	51	71
Director options and consultants	32	22
Stock-based compensation expense included in operating expenses	$143	$164

As of December 31, 2017, there was $142 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2017.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

8.	Stockholders’ equity (deficit) (continued):

Common stock options (continued):

The summary activity for the Company’s 2011 Stock Compensation Plans is as follows:

	December 31, 2017				December 31, 2016
	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	71	$45.21	$–		82	$45.35	$–
Granted	899	$0.50	$–		–	$–	$–
Forfeited/ Cancelled	(234)	$4.24	$–		(11)	$46.23	$–

Outstanding at period end	736	$3.65	$–	6.34	71	$45.21	$–	3.07

Options vested and exercisable at period end	95	$24.41	$–	4.12	60	$48.78	$–	2.79

Weighted average grant-date fair value of options granted during the period	$0.33				$–

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per share
$0.01 -$25.00	687	6.66	$0.67	47	$0.90
$25 – $625	49	2.01	$46.62	48	$47.19
	736	6.34	$3.65	95	$24.41

A summary of the status of the Company’s non-vested shares as of December 31, 2017 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2017	11	$23.01
Granted	899	$0.50
Canceled/Forfeited	(234)	$4.24
Vested	(35)	$24.65
Non-vested at December 31, 2017	641	$0.57

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

8.	Stockholders’ equity (deficit) (continued):

Common stock options (continued):

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

Preferred Stock:

All of the Company’s Preferred Stock was converted into shares of common stock on May 19, 2016. Information with respect to dividends issued on the Company’s Preferred stock for the year ended December 31, 2016 is as follows:

	Dividends Issued	Beneficial Conversion Feature
	2016	2016
Series A-1	$29	$3
Series B	519	73
Series C	211	39
Series D-1	309	78
Series D-2	245	52
Total	$1,313	$245

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

Warrants:

There were no warrants issued in 2017. There were no warrant exercises in 2017 and 2016. The summary of warrants issued in 2016 is as follows:

	December 31, 2016
	Related Party	Other	Total
Shares issuable under warrants issued in connection with the sale of Common Stock	─	345	345
Shares issuable under warrants issued upon conversion of convertible notes and deferred compensation	586	619	1,205
Shares issuable under warrants issued with unsecured convertible notes	77	200	277
Total	663	1,164	1,827

A summary of the outstanding warrants is as follows:

	December 31, 2017		December 31, 2016
	Shares	Weighted Average Exercise Price per share	Shares	Weighted Average Exercise Price per share
Outstanding at beginning of period	1,882	$2.52	206	$33.00
Issued	–	$–	1,827	$2.18
Expired	(4)	$34.38	(151)	$33.31
Outstanding at end of period	1,878	$2.46	1,882	$2.52
Exercisable at end of period	1,878	$2.46	1,882	$2.52

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

8.	Stockholders’ equity (deficit) (continued):

Warrants (continued)

A summary of the status of the warrants outstanding as of December 31, 2017 is as follows:

Number of Shares Outstanding and Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price per share
50	0.01	$15.63
1,551	2.18	$2.18
277	0.42	$1.63
1,878	1.86	$2.46

As of December 31, 2017, 2,614 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

9.	Commitments and Contingencies:

Lease commitments:

In November 2016, the Company moved its principal facilities to San Jose, California, pursuant to a lease that expires in 2019. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount. Facilities rent expense was approximately $109 and $202 in 2017 and 2016, respectively.

Contractual obligations	Total	2018	2019	Thereafter
Operating lease commitments	$189	$102	$87	$–
Capital lease commitments	14	6	6	2
Total	$203	$108	$93	$2

10.	Income taxes:

At December 31, 2017, the Company had net operating loss carryforwards of $70,731 for federal income tax purposes which will begin to expire in 2018 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $35,982. These state net operating losses carryforwards will begin to expire in the year 2017 if unused.

Deferred tax assets and liabilities at December 31 consist of the following:

	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	$17,359	$25,730
Accruals and reserves	51	141
Deferred revenue	143	228
Intangibles	490	821
Other, net	39	53

Fixed assets	13	22
Gross tax assets	18,095	26,995

Valuation allowance	(18,095)	(26,995)

Net deferred tax assets	$–	$–

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

10.	Income taxes (continued):

The Company’s provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2017 and December 31, 2016:

	2017		2016
Income tax benefit at the federal statutory rate		$(661)		$(1,183)
State income tax benefit		(135)		(203)
NOL expiration		118		426
Prior year true-ups		15		–
Permanent items and other		354		(27)
Tax cuts and Jobs Act Rate Changes		9,090		–
Change in valuation allowance		(8,781)		987
Income tax expense	$	─	$	─

A full valuation allowance has been established for the Company’s net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an “ownership change”, as defined by the Internal Revenue Code (IRC). If there should be an ownership change, the Company’s ability to utilize its carryforwards could be limited

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards and requires companies to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017. The company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 34 percent to 21 percent, resulting in a $9.1 million decrease in net deferred tax assets for the year ended December 31, 2017 and a corresponding $9.1 million decrease in valuation allowance as of December 31, 2017.

