Form 10-Q
period 2018-03-31
iSign Solutions Inc.
filed 2018-05-15
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

(650) 802-7888

Registrant’s telephone number, including area code

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

Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock as of May 15, 2018: 5,761,980.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2018	2017
Assets	Unaudited
Current assets:
Cash and cash equivalents	$116	$285
Accounts receivable, net of allowance of $0 at March 31, 2018 and $1 at December 31, 2017, respectively	31	45
Prepaid expenses and other current assets	22	28
Total current assets	169	358
Property and equipment, net	11	13
Other assets	17	17
Total assets	$197	$388

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,275	$1,289
Short-term debt	1,482	1,458
Accrued compensation	147	201
Other accrued liabilities	827	740
Deferred revenue	350	310
Short-term capital lease	4	4
Total current liabilities	4,085	4,002
Deferred revenue long-term	145	175
Long-term capital lease	5	6
Other long-term liabilities	-	7
Total liabilities	4,235	4,190
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	58	58
Treasury shares, 5 at March 31, 2018 and December 31, 2017, respectively	(325)	(325)
Additional paid in capital	129,075	129,027
Accumulated deficit	(132,846)	(132,562)
Total stockholders’ deficit	(4,038)	(3,802)
Total liabilities and stockholders’ deficit	$197	$388

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Revenue:
Product	$40	$48
Maintenance	174	163
Total revenue	214	211

Operating costs and expenses:
Cost of sales:
Product	3	4
Maintenance	7	45
Research and development	229	284
Sales and marketing	19	58
General and administrative	176	389
Total operating costs and expenses	434	780

Loss from operations	(220)	(569)

Interest expense:
Related party	(8)	(6)
Other	(30)	(15)
Amortization of debt discount:
Related party	(7)	(7)
Other	(17)	(17)
Net loss	(282)	(614)

Income tax expense	(2)	─
Net loss	$(284)	$(614)
Basic and diluted net loss per common share	$(0.05)	$(0.11)
Weighted average common shares outstanding, basic and diluted	5,762	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(284)	$(614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	86
Stock-based compensation	48	21
Amortization of debt discount	24	24
Changes in operating assets and liabilities:
Accounts receivable, net	14	119
Prepaid expenses and other assets	6	5
Accounts payable	(14)	(16)
Accrued compensation	(54)	(10)
Other accrued and long-term liabilities	79	96
Deferred revenue	10	27
Net cash used in operating activities	(169)	(262)

Cash flows from investing activities:
Acquisition of property and equipment	─	(2)
Net cash used in investing activities	─	(2)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	─	120
Payment on short term debt	─	(120)
Net cash provided by financing activities	─	─

Net decrease in cash and cash equivalents	(169)	(264)
Cash and cash equivalents at beginning of period	285	389
Cash and cash equivalents at end of period	$116	$125

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Three Months Ended March 31,
	2018		2017
Supplementary disclosure of cash flow information
Interest paid	$	─	$6
Income taxes paid		$2	$-

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in San Jose, California. The Company’s products include SignatureOne™ Ceremony™ Server, the iSign™ suite of products and services, including iSign™ Enterprise and iSign™ Console™, and Sign-it™ programs.

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2018 the Company’s accumulated deficit was $132,846. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2018, the Company’s cash balance was $116. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Adopted Accounting Pronouncements

ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Accounting Standard Codification No. 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. There were no open contracts which were not completed as of January 1, 2018, except for maintenance and support contracts. Results for the reporting period beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not restated, and continue to be reported in accordance with the Company’s historic accounting under ASC 605, Revenue Recognition (“Topic 605”).

Under Topic 606, the Company will recognize a contract asset for satisfied performance obligations that do not provide the Company with an unconditional right to consideration, which was restricted under the previous standard.

Revenue Recognition

The Company’s principal sources of revenues are from the sale of software products, SOW (engineering services), annual software product, and software maintenance contracts. The Company also derives revenue from customers based on the numbers of signatures produced by the Company’s signature software solutions imbedded within the customer’s product.

Revenue from contracts with customers is recognized using the following five steps:

a) Identify the contract(s) with a customer;

b) Identify the performance obligations (a good or service) in the contract;

c) Determine the transaction price; for each performance obligation within the contract

d) Allocate the transaction price to the performance obligations in the contract; and

e) Recognize revenue when (or as) the Company satisfies a performance obligation.

Contracts contain performance obligation(s) for the transfer goods or services to a customer. The performance obligations are a promise (or a group of promises) that are distinct. The transaction price is the amount of consideration a Company expects to receive from a customer in exchange for satisfying the performance obligations specified in the contract.

Contracts may contain one or more performance obligations (a good or service). Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise performance obligations will be combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.

The transaction price is allocated to all separate performance obligations within the contract based on their relative standalone selling prices (“SSP”). The best evidence for SSP is the price the Company would charge for that good or service when sold separately in similar circumstances to similar customers. If goods or services are not always sold separately, the Company would use the best estimate of SSP in the allocation of transaction price. The transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services, which may include an estimate of variable consideration to the extent that it is probable of not being subject to significant reversals in the future based on the Company’s experience with similar arrangements. The transaction price also reflects the impact of the time value of money if there is a significant financing component present in an arrangement. The transaction price excludes amounts collected on behalf of third parties, such as sales taxes.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

ASC Topic 606, “Revenue from Contracts with Customers” (continued)

Revenue is recognized when the Company satisfies each performance obligation identified within the contract by transferring control of the promised goods or services to the customer. Goods or services can transfer at a point in time or over time depending on the nature of the arrangement.

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the three-month period ended March 30, 2018, the Company recognized $189 of revenue that was included in deferred revenue at the beginning of the period.

Contract assets exist when the Company has satisfied a performance obligation but does not have an unconditional right to consideration (e.g., because the entity first must satisfy another performance obligation in the contract before it is entitled to invoice the customer).

The Company transfers all of its goods and services electronically with the associated costs recorded in cost of sales in the Company’s Condensed Consolidated Statements of Operations.

Software. Revenue from the sale of software products is recognized when the control is transferred. For most of the Company’s software product sales, the control is transferred at the time the product is electronically transferred because the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time.

Statement of Work (SOW). Revenue from SOW (engineering services) is recognized upon completion, transfer and satisfaction of the performance obligations identified with in the contract by the customer.

Transactional revenue. For transactional type contracts, the Company’s performance obligations are met upon transfer of the software master to the customer. Revenue from transactional customers is recognized as the customer reports the number of units (signatures) rendered over the specified reporting period, generally three months.

Recurring Product revenue. The company has revenue contracts that allow the customer to utilize the Company’s signature software on an annual basis. Maintenance and support costs are included in the annual price to the customer. The customer has the right to renew or cancel the contract on an annual basis. Recurring revenue is recognized on a straight line basis over the contract period, generally one year.

Maintenance and support. Maintenance and support services are satisfied ratably over time as the customer simultaneously receives and consumes the benefits of the services. As a result, support and maintenance revenue is recognized on a straight line basis over the period of the contract.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

ASC Topic 606, “Revenue from Contracts with Customers” (continued)

Arrangements with Multiple Performance Obligations. The Company has, from time to time, revenue arrangements that include multiple performance obligations. The Company allocates transaction price to all separate performance obligations based on their relative standalone selling prices (“SSP”). The Company’s best evidence for SSP is the price the Company would charge for that good or service when the Company sells it separately in similar circumstances to similar customers. If goods or services are not always sold separately, the Company uses the best estimate of SSP in the allocation of transaction price. The Company’s process for determining best estimate of SSP involves management’s judgment, and considers multiple factors including, but not limited to, major product groupings, gross margin objectives and pricing practices. Pricing practices may vary over time, depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s best estimate of SSP may also change.

Contract costs. The incremental costs of obtaining a contract are capitalized if the costs are expected to be recovered. Costs that are recognized as assets are amortized straight-line over the period as the related goods or services transfer to the customer. Costs incurred to fulfill a contract are capitalized if they are not covered by other relevant guidance, relate directly to a contract, will be used to satisfy future performance obligations, and are expected to be recovered.

There was no adjustment to the opening balance of accumulated deficit as of January 1, 2018 from adopting Topic 606.

Significant Judgments. The Company may exercise significant judgment when determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together.

Practical Expedients and Exemptions. Under Topic 606, incremental costs of obtaining a contract, such as sales commissions, are capitalized if they are expected to be recovered. Expensing these costs as they are incurred is not permitted unless they qualify for the practical expedient. The Company elected the practical expedient to expense the costs to obtain a contract as incurred when the expected amortization period is one year or less.

The Company elected the practical expedient under Topic 606 to not disclose the transaction price allocated to remaining performance obligations, since the majority of the Company’s arrangements have original expected durations of one year or less, or the invoicing corresponds to the value of the Company’s performance completed to date.

The Company elected the practical expedient that allows the Company to not assess a contract for a significant financing component if the period between the customer’s payment and the transfer of the goods or services is one year or less.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-2 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The Board decided that the amendments in this Update should be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Due to the Company’s net operating losses, implementation of ASU 2018-2 would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2018-03 retained the current framework for accounting for financial instruments in generally accepted accounting principles (GAAP) but makes targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For public business entities the amendments in this Update are effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2018-3 on the Company’s financial position, results of operations and cash flows.

Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 covers income Tax accounting implications of the Tax Cuts and Jobs Act for instance, ASU 2018-05 introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act will also have international tax consequences for many companies that operate internationally. The Company is currently evaluating the impact of ASU 2018-05 on the Company’s financial position, results of operations and cash flows.

Other Accounting Standards Updates issued in 2018 are not applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2018	2017	2018	2017
Customer #1	-	-	14%	15%
Customer #2	-	34%	-	-
Customer #3	76%	47%	11%	10%
Customer #4	-	-	16%	17%
Customer #5	-	-	20%	12%
Customer #6	16%	11%	-	-
Total concentration	92%	92%	61%	54%

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

3.	Intangible Assets, Net

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

Amortization of intangible asset costs was $0 and $81 for the three months ended March 31, 2018 and 2017, respectively.

4.	Net Loss Per Share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive:

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Stock options	736	71
Warrants	1,839	1,878

5.	Debt

Notes payable:

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $700 in cash. The Company also issued the same long-term notes to affiliates in exchange for an aggregate of $200 in demand notes that had been issued earlier in September and October of 2016. The long-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share (initially, $1.30 per share and subsequently reduced in connection with the May 2017 financing described below) or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 6% per annum and are due December 31, 2018. The Company issued warrants to purchase 277 shares of Common Stock in connection with these long-term notes. The Company ascribed a value of $204 to the 277 warrants and recorded a discount to the long-term notes and a corresponding amount to additional paid-in capital. The discount is being amortized using the effective interest method over the term of the notes.

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing discussed above, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 in secured notes with the same terms as the secured notes issued in the May 2017 financing and $200 in unsecured notes with the same terms as the November 2016 financing discussed above. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

5.	Debt (continued)

Notes payable:

In December 2017, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $150 in cash. The secured notes have substantially the same terms as the secured notes issued in the May 2017 financing.

The Company used the funds received from the above financing for working capital and general corporate purposes.

During the three months ended March 31, 2018, the Company accrued $38 of interest expense, $32 associated with the notes, of which $8 was to related parties and $24 was to other investors.

The Company recorded $24 in debt discount amortization for the three months ended March 31, 2018 and 2017, respectively.

6.	Stockholders’ Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2018 and 2017 was approximately 5.95% and 12.34%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

There were no stock options granted, and no stock options exercised during the three months ended March 31, 2018 and 2017, respectively.

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2018	2017
Research and development	$31	$8
Sales and marketing	─	─
General and administrative	13	10
Director	4	3
Total stock-based compensation	$48	$21

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Stockholders’ Equity (Deficit) (continued)

A summary of option activity under the Company’s plans for the three months ended March 31, 2018 and 2017 is as follows:

	2018				2017
Options	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	736	$3.65			71	$45.21
Granted	-	$-			-	$-
Forfeited or expired	-	$-			-	$-
Outstanding at March 31	736	$3.65	6.11	$-	71	$45.21	2.91	$-
Vested and expected to vest at March 31	702	$3.86	6.09	$-	70	$45.53	2.88	$-
Exercisable at March 31	153	$15.67	4.82	$-	62	$48.02	2.63	$-

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$25.00 – $625.00	736	6.11	$3.65	153	$15.67

A summary of the status of the Company’s non-vested shares as of March 31, 2018 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2018	641	$0.57
Vested	(58)	$1.63
Non-vested at March 31, 2018	583	$0.51

As of March 31, 2018, there was $106 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.5 years.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Stockholders’ Equity (Deficit) (continued)

Warrants

A summary of the warrant activity to purchase shares of Common Stock for the three months ended March 31 is as follows:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,878	$2.46	1,882		$2.52
Issued	-	$-	─	$	─
Expired/Canceled	(39)	$15.63	(4)		$34.38
Outstanding at end of period	1,839	$1.58	1,878		$2.69
Exercisable at end of period	1,839	$1.58	1,878		$2.69

A summary of the status of the warrants outstanding and exercisable to purchase shares of Common Stock as of March 31, 2018 is as follows:

Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price per share

11	0.03	$0.09
1,551	3.18	$1.83
277	2.83	$0.24
1,839	3.11	$1.58

7.	Subsequent event

On April 30, 2018, the Company received advances aggregating $40 against certain accounts receivable from a related party and others. The advances were repaid May 8, 2018 upon collection of the accounts receivable together with a five percent advance fee. The funds were used for working capital purposes.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the following:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2017, net losses aggregated approximately $7,004, and, at March 31, 2018, the Company’s accumulated deficit was approximately $132,846.

For the three months ended March 31, 2018, total revenue was $214, an increase of $3, or 1%, compared to total revenue of $211 in the prior year period. The increase in revenue is primarily attributable to an increase in the Company’s maintenance revenue for the quarter.

The net loss for the three months ended March 31, 2018 was $284, a decrease of $330, or 54%, compared to a net loss of $614 in the prior year period. The decrease is due to the decrease in the loss from operations of $349, offset by a $19 increase in interest expense and income taxes.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Form 10-K.

Effect of Recent Accounting Pronouncement

Accounting Standards Updates issued in 2018 are being evaluated by the Company, however, implementation is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2018, product revenue was $40, a decrease of $8, or 17%, compared to product revenue of $48 in the prior year period. The decrease in product revenue is primarily due to lower transaction volume compared to the prior year quarter. For the three months ended March 31, 2018, maintenance revenue was $174, an increase of $11, or 7%, compared to maintenance revenue of $163 in the prior year period. The increase in maintenance revenue was due to the renewal of certain maintenance contracts during 2017.

Cost of Sales

For the three months ended March 31, 2018, cost of sales was $10, a decrease of $39, or 80%, compared to cost of sales of $49 in the prior year period. The decrease in cost of sales is primarily attributable to the decrease in direct engineering costs associated with product sales and maintenance activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2018, research and development expense was $229, a decrease of $55, or 19%, compared to research and development expense of $284 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The decrease in research and development expense was due to a reduction in headcount of two engineers, and reductions in the utilization of outside engineering services compared to the prior year. These reductions were offset by an increase in stock-based compensation expense. Gross engineering expenses, before allocations to sales, decreased by $92, or 27%, compared to the prior year period, due primarily to the same factors discussed above.

Sales and Marketing Expenses

For the three months ended March 31, 2018, sales and marketing expense was $19, a decrease of $39, or 67%, compared to $58 in the prior year period. The decrease was primarily attributable to a decrease in commissions and professional services in connection with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

General and Administrative Expenses

For the three months ended March 31, 2018, general and administrative expense was $176, a decrease of $213, or 55%, compared to general and administrative expense of $389 in the prior year period. The decrease was primarily due to decreases in professional service expenses of $96, or 51%, related to legal, accounting and other professional fees. Salaries and related expense was $43, a decrease of $22, or 34%. The decrease in salaries and related expense resulted from a reduction in headcount of one accountant, compared to the prior year period. Other general overhead costs, including intangible asset amortization, decreased $95, or 71%, compared to the prior year period.

Other income and expense

Interest expense for the three months ended March 31, 2018 was $38, an increase of $17, or 81% compared to interest expense of $21 in the prior year period. The increase is due to an increase in short-term debt and other unpaid interest bearing liabilities. Interest expense on short-term debt associated with related parties was $8 and non-related party interest expense was $24.

Amortization of debt discount was $24 for the three months ended March 31, 2018 and 2017, respectively.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Liquidity and Capital Resources

At March 31, 2018, cash and cash equivalents totaled $116, compared to cash and cash equivalents of $285 at December 31, 2017. The decrease in cash was due to cash used in operating activities of $169. At March 31, 2018, total current assets were $169 compared to total current assets of $358 at December 31, 2017. At March 31, 2018, the Company’s principal sources of funds included its cash and cash equivalents aggregating $116.

At March 31, 2018, accounts receivable net, was $31, a decrease of $14, or 31%, compared to accounts receivable, net of $45 at December 31, 2017. The decrease is due primarily to faster collection times for accounts receivable.

At March 31, 2018, prepaid expenses and other current assets were $22, a decrease of $6, or 21%, compared to prepaid expenses and other current assets of $28 at December 31, 2017. The decrease is due primarily to a lower amount of prepaid assets acquired during the quarter relative to the amount of prepaid assets expensed.

At March 31, 2018, total current liabilities were $4,066, an increase of $64, or 2%, compared to total current liabilities of $4,002 at December 31, 2017. At March 31, 2018, accounts payable were $1,275, a decrease of $14, or 1%, from the December 31, 2017 balance of $1,289. At March 31, 2018, accrued compensation was $147, a decrease of $54, or 27%, compared to accrued compensation of $201 at December 31, 2017, due primarily to a reduction in headcount and payment of accrued but unpaid vacation expense. Other accrued liabilities were $827, an increase of $87, or 12%, from December 31, 2017, primarily due to the accrual of certain professional service fees.

Current deferred revenue was $350, an increase of $40, or 13%, compared to current deferred revenue of $310 at December 31, 2017. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

For the three months ended March 31, 2018, the Company incurred $38 of interest expense and $24 in amortization of debt discount. For the three months ended March 31, 2017, the Company incurred $21 of interest expense and $24 in amortization of debt discount.

The Company had the following material commitments as of March 31, 2018:

Contractual obligations	Total	2018	2019	Thereafter
Operating lease commitments (1)	$163	$76	$87	$	─
Capital lease commitments	12	4	6		2
	$175	$80	$93		$2

1.	In November 2016, the Company moved its principal facilities to San Jose, California, pursuant to a lease that expires in 2019. In addition to monthly rent, the facilities are subject to additional rental payments for utilities and other costs above the base amount.

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

FORM 10-Q

(In thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2018.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2018 and 2017, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Part II-Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State’s office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.

Exhibit Number	Document
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Intentionally left blank.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

Exhibit Number	Document
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

Exhibit Number	Document
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

May 15, 2018	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)