Form 10-Q
period 2018-06-30
iSign Solutions Inc.
filed 2018-08-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2033 Gateway Place, Suite 659, San Jose, CA 95110

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

Number of shares outstanding of the issuer’s Common Stock, as of August 14, 2018: 5,761,980

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

 (In thousands, except par value amounts)

	June 30,	December 31,
	2018	2017
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$110	$285
Accounts receivable, net of allowance of $2 at June 30, 2018 and $1 at December 31, 2017, respectively	62	45
Prepaid expenses and other current assets	6	28
Total current assets	178	358
Property and equipment, net	2	13
Other assets	5	17
Total assets	$185	$388

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,300	$1,289
Short-term debt	1,586	1,458
Accrued compensation	148	201
Other accrued liabilities	964	740
Deferred revenue	425	310
Short-term capital lease	-	4
Total current liabilities	4,423	4,002
Deferred revenue long-term	106	175
Long-term capital lease	-	6
Other long-term liabilities	-	7
Total liabilities	4,529	4,190
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	58	58
Treasury shares, 5 at June 30, 2018 and December 31, 2017, respectively	(325)	(325)
Additional paid in capital	129,102	129,027
Accumulated deficit	(133,179)	(132,562)
Total stockholders’ deficit	(4,344)	(3,802)
Total liabilities and stockholders’ deficit	$185	$388

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Product	$34	$45	$73	$92
Maintenance	192	170	367	333
Total revenue	226	215	440	425

Operating costs and expenses:
Cost of sales:
Product	2	4	5	7
Maintenance	11	24	19	69
Research and development	238	301	466	585
Sales and marketing	42	49	61	108
General and administrative	153	290	328	678
Total operating costs and expenses	446	668	879	1,447

Loss from operations	(220)	(453)	(439)	(1,022)

Other income (expense), net	(44)	74	(44)	73
Interest expense:
Related party	(8)	(6)	(16)	(12)
Other	(34)	(15)	(64)	(30)
Amortization of debt discount:
Related party	(8)	(7)	(14)	(14)
Other	(20)	(17)	(38)	(34)
Gain on sale of intangible assets	-	239	-	239
Loss before income tax expense	(334)	(185)	(615)	(800)

Income tax expense	-	-	(2)	-
Net loss	$(334)	$(185)	$(617)	$(800)
Basic and diluted net loss per common share	$(0.06)	$(0.03)	$(0.11)	$(0.14)
Weighted average common shares outstanding, basic and diluted	5,762	5,762	5,762	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited 2017)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(617)	$(800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	169
Debt discount amortization	52	48
Loss on disposal of fixed assets	8	-
Stock-based compensation	74	56
Gain on sale of intangible assets	-	(239)
Changes in operating assets and liabilities:
Accounts receivable, net	(17)	(46)
Prepaid expenses and other assets	22	32
Accounts payable	11	(52)
Accrued compensation	(53)	(2)
Other accrued and long-term liabilities	220	47
Deferred revenue	46	(25)
Net cash used in operating activities	(250)	(812)

Cash flows from investing activities:
Acquisition of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt	115	-
Payments on short-term debt	(40)	-
Proceeds from the issuance of long-term debt	-	505
Proceeds from the sale of intangible assets, net	-	239
Net cash provided by financing activities	75	744

Net decrease in cash and cash equivalents	(175)	(70)
Cash and cash equivalents at beginning of period	285	389
Cash and cash equivalents at end of period	$110	$319

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Supplementary disclosure of cash flow information
Interest paid	$2	$8
Income taxes paid	$2	$-

Non-cash financing and investing transactions:
Exchange of long-term unsecured convertible promissory notes for long-term unsecured convertible promissory notes	$-	$250
Exchange of long-term unsecured convertible promissory notes for long-term secured convertible promissory notes	$-	$200
Original issue discount on secured convertible promissory notes	$8	$-

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in San Jose, California. The Company’s products include SignatureOne® Ceremony® Server, the iSign® suite of products and services, including iSign® Enterprise, iSign® Console™, and Sign-it® programs.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2018, the Company’s accumulated deficit was $133,179. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2018, the Company’s cash balance was $110. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the three and six-month periods ended June 30, 2018, the Company recognized $90 and $266 of revenue that was included in deferred revenue at the beginning of the period.

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

Accounting Changes and Recent Accounting Pronouncements (continued)

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

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2018	2017	2018	2017	2018	2017
Customer #1	77%	23%	11%	10%	11%	10%
Customer #2	-	67%	-	-	-	-
Customer #3	-	-	10%	15%	12%	15%
Customer #4	-	-	25%	16%	23%	16%
Customer #5	-	-	16%	16%	16%	16%
Customer #6	15%	-	-	-	-	-
Customer #7	-	-	-	-	10%	-
Total concentration	92%	90%	62%	57%	72%	57%

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

3.	Intangible assets

The Company performs an intangible asset impairment analysis at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets.

There was no amortization of intangible asset costs for the three and six months ended June 30, 2018. Amortization of intangible assets costs was $81 and $162 for the three and six-month periods ended June 30, 2017.

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Stock options	726	573	726	573
Warrants	1,839	1,878	1,839	1,878

5.	Debt

Advances:

During the six months ended June 30, 2018, the Company received from investors advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company committed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. Upon collecting certain receivables, $40 of the advances were repaid in May 2018, along with $2 in advance fees. The advance fees were recorded as interest expense in the three and six-months ended June 30, 2018.

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

During the three and six months ended June 30, 2018, the Company accrued $42 and $80 of interest expense, of which $8 and $16 was to related parties and $34 and $64 was to other investors. During the three and six months ended June 30, 2017, the Company accrued $21 and $42 of interest expense, of which $6 and $12 was to related parties and $15 and $30 was to other investors.

The Company recorded $28 and $52 in debt discount amortization for the three and six months ended June 30, 2018. The Company recorded $24 and $48 in debt discount amortization for the three and six months ended June 30, 2017.

6.	Stockholders’ Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended June 30, 2018 and 2017, was approximately 5.91% and 10.55%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

There were no stock options granted, and no stock options exercised during the three and six months ended June 30, 2018.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Stockholders’ Equity (Deficit) (continued)

Valuation and Expense Information (continued):

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$23	$12	$54	$20
General and administrative	$1	$10	$13	$20
Director and consultant options	$2	$13	$7	$16
Total stock-based compensation expense	$26	$35	$74	$56

A summary of option activity under the Company’s plans for the six months ended June 30, 2018 and 2017 is as follows:

	2018					2017
Options	Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	736		$3.65		$	71	$45.21		$-
Granted	-	$			$	502	$0.50		$-
Forfeited or expired	(10)		$79.80		$	-	$-		$-
Outstanding at June 30	726		$2.56	5.94	$	573	$6.07	6.34	$-
Vested and expected to vest at June 30	696		$2.69	5.93	$	520	$6.61	6.29	$-
Exercisable at June 30	213		$7.50	5.32	$	64	$47.31	2.45	$-

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per Share
$0.01 – $0.50	685	6.17	$0.50	172	$0.50
$0.511 –$625.00	41	2.17	$36.97	41	$37.06
Total	726	5.94	$2.56	213	$7.50

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Stockholders’ Equity (Deficit) (continued)

Valuation and Expense Information (continued):

A summary of the status of the Company’s non-vested shares as of June 30, 2018 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at January 1, 2018	641	$0.57
Vested	(128)	$1.00
Non-vested at June 30, 2018	513	$0.51

As of June 30, 2018, there was a total of $79 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.6 years.

Warrants

A summary of the warrant activity for the six months ended June 30 is as follows:

	2018		2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,878	$2.46	1,882	$2.52
Issued	-	$-	-	$-
Expired	(39)	$15.63	(4)	$34.38
Outstanding at end of period	1,839	$1.58	1,878	$1.53
Exercisable at end of period	1,839	$1.58	1,878	$1.53

A summary of the status of the warrants outstanding and exercisable as of June 30, 2018 is as follows:

Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per Share

11	0.01	$0.09
1,551	2.93	$1.83
277	1.28	$0.24
1,839	2.66	$1.58

7.	Subsequent event

In July 2018, upon the recommendation of a special committee of independent directors, the Company’s Board of Directors approved the issuance of up to $342 in secured convertible promissory notes to investors and affiliates of the Company. On August 1, 2018, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $341. This amount includes $205 in cash, $79 in exchange for the full amount due under the remaining accounts receivable advances discussed in Note 5 above, and a twenty percent (20%) original issue discount of $57. The secured notes have substantially the same terms as the May and December 2017 financing round. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2017, net losses aggregated approximately $7,004, and, at June 30, 2018, the Company’s accumulated deficit was approximately $133,179.

For the three months ended June 30, 2018, total revenue was $226, an increase of $11, or 5%, compared to total revenue of $215 in the prior year period. For the six months ended June 30, 2018, total revenue was $440, an increase of $15, or 4%, compared to total revenue of $425 in the prior year period. The increases in revenue for the three and six months ended June 30, 2018 is due primarily to an increase in maintenance revenues compared to the prior year periods.

The net loss for the three months ended June 30, 2018 was $334, an increase of $149, or 81%, compared to a net loss of $185 in the prior year period. The $233 decrease in the loss from operations was offset by the absence of a $239 gain on the sale of intangible assets and other expense of $44 compared to income of $74 in the prior year period. For the six months ended June 30, 2018 the net loss was $617, a decrease of $183, or 23%, compared to a net loss of $800 in the prior year period. The decrease in the loss from operations of $583 for the six months ended June 30, 2018 was offset by the factors discussed for the three month period above.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

During the three months ended June 30, 2018, the Company received from investors advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company committed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. Upon collecting certain receivables, $40 of the advances were repaid in May 2018, along with $2 in advance fees. The advance fees were recorded as interest expense in the three and six-months ended June 30, 2018.

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

Results of Operations

Revenue

For the three months ended June 30, 2018, product revenue was $34, a decrease of $11, or 24%, compared to product revenue of $45 in the prior year period. The decrease in revenue is primarily attributable to timing of orders received. For the three months ended June 30, 2018, maintenance revenue was $192, an increase of $22, or 13%, compared to maintenance revenue of $170 in the prior year period. This increase is primarily due to an increase in license fees in the fourth calendar quarter of 2017.

For the six months ended June 30, 2018, product revenue was $73, a decrease of $19, or 21%, compared to product revenue of $92 in the prior year period. The decrease in product revenue is primarily due to the same factors for the three-month period discussed above. For the six months ended June 30, 2018, maintenance revenue was $367, an increase of $34, or 10%, compared to maintenance revenue of $333 in the prior year period. The increase in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended June 30, 2018, cost of sales was $13, a decrease of $15, or 54%, compared to cost of sales of $28 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to transactional and maintenance revenue generating contracts during the three months ended June 30, 2018, compared to the prior year period.

For the six months ended June 30, 2018, cost of sales was $24, a decrease of $52, or 68%, compared to cost of sales of $76 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to transactional and maintenance revenue generating contracts, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2018, research and development expense was $238, a decrease of $63, or 21%, compared to research and development expense of $301 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The most significant factor in the $63 decrease was a $118, or 43%, decrease in total salaries and benefits due to the reduction of one engineer in the fourth quarter of the prior year. Other general expenses increased $23, or 30%, compared to the prior year. The reductions in salary and related expenses were offset by an unfavorable variance of $32 in allocated labor costs. Total expenses, before allocations for the three months ended June 30, 2018, were $254, a decrease of $94, or 27%, compared to $348 in the prior year period. The decrease in gross expenses is primarily due to planned cost reductions put in place during the prior year.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

For the six months ended June 30, 2018, research and development expense was $466, a decrease of $119, or 20%, compared to research and development expense of $585 in the prior year period. The reasons for the decrease during the six-month period ended June 30, 2018 are the same as for the three-month period discussed above. Total expenses, before allocations to cost of sales, for the six months ended June 30, 2018, were $501, a decrease of $188, or 27%, compared to $689 in the prior year period.

Sales and Marketing Expense

For the three months ended June 30, 2018, sales and marketing expense was $42, a decrease of $7, or 14%, compared to sales and marketing expense of $49 in the prior year period. For the six months ended June 30, 2018, sales and marketing expense was $61, a decrease of $47, or 44%, compared to sales and marketing expense of $108 in the prior year period. These decreases were primarily attributable to reductions in professional services and allocated expenses. These reductions were offset by an increase in commission expense compared to the prior year.

General and Administrative Expense

For the three months ended June 30, 2018, general and administrative expense was $153, a decrease of $137, or 47%, compared to general and administrative expense of $290 in the prior year period. The decrease was primarily due to decreases in salaries and certain related expense of $33, or 52%. Other general administrative expenses decreased $104, or 46%, compared to the prior year period.

For the six months ended June 30, 2018, general and administrative expense was $328, a decrease of $350, or 52%, compared to general and administrative expense of $678 in the prior year period. The decrease was primarily due to the same factors discussed for the three-month period ended June 30, 2018.

Other Income and Expense

For the three and six months ended June 30, 2018, other expense was $44, respectively, an increase of $118 and $117, respectively, compared to other income of $74 and $73 for the three and six months ended June 30, 2017, respectively. The increases in expense is due to a $35 termination fee related to the early cancelation of an office lease and $9 from the disposal of certain fixed assets compared to the income in prior year.

For the three months ended June 30, 2018, interest expense was $42, an increase of $21, or 100% compared to interest expense of $21 in the prior year period. For the six months ended June 30, 2018, interest expense was $80, an increase of $38, or 90%, compared to interest expense of $42 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the six months ended June 30, 2018 compared to the of the prior year period.

Amortization of debt discount was $28 and $52 for the three and six month periods ended June 30, 2018 compared to $24 and $48 in the same periods of the prior year, respectively.

For the six-months ended June 30, 2017, the Company recorded a gain on sale of the source code and rights to one of the Company’s older toolkit software products, net of related costs, of $239. There was no like gain during the three and six months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2018, cash and cash equivalents totaled $110, compared to cash and cash equivalents of $285 at December 31, 2017. The decrease in cash was primarily due to net cash used in operating activities of $250. The use of cash was partially offset by the proceeds from the issuance of $115 in short-term debt offset by the payment of short-term debt of $40 during the six-month period ended June 30, 2018. At June 30, 2018, total current assets were $178, compared to total current assets of $358 at December 31, 2017. At June 30, 2018, the Company's principal sources of funds included its aggregated cash and cash equivalents of $110.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

At June 30, 2018, accounts receivable net, was $62, an increase of $17 or 38%, compared to accounts receivable net of $45 at December 31, 2017. The increase is due primarily to the timing of billings during the three months ended June 30, 2018.

At June 30, 2018, prepaid expenses and other current assets were $6, a decrease of $22, or 79%, compared to prepaid expenses and other current assets of $28 at December 31, 2017. The decrease is due primarily to the expensing of prepaid insurance premiums and minimizing the dollar amount of new prepaid expenses incurred during the six-month period. At June 30, 2018, total current liabilities were $4,423, an increase of $421, or 11%, compared to total current liabilities of $4,002 at December 31, 2017. At June 30, 2018, accounts payable was $1,300, an increase of $11, or 1%, compared to accounts payable of $1,289 at December 31, 2017. At June 30, 2018, accrued compensation was $148, a decrease of $53, or 26%, compared to accrued compensation of $201 at December 31, 2017. The decreases are due primarily to cost saving measures put in place by the Company. Other accrued liabilities were $964, an increase of $244, or 30%, from $740 at December 31, 2017 due to the accrual of additional deferred professional services and termination fees on certain leases.

At June 30, 2018, current deferred revenue were $425, an increase of $115, or 37%, compared to current deferred revenue of $310 at December 31, 2017. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

In June 2018, the Company negotiated a cancellation agreement with its landlord to cancel its office lease and move to facilities which better suit its needs, saving the Company $112 net, over the remaining 16 months of the old lease term.

During the three months ended June 30, 2018, the Company received, from investors advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company committed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. Upon collecting certain receivables, $40 of the advances were repaid in May 2018, along with $2 in advance. The advance fees were recorded as interest expense in the three and six-months ended June 30, 2018.

The Company used the funds received from the above financing for working capital and general corporate purposes.

The Company recorded $24 and $52 in debt discount amortization for the three and six months ended June 30, 2018, respectively, related to the 2016 debt financings.

The Company incurred $42 and $80, respectively, of interest expense for the three and six months ended June 30, 2018, of which $2 and $2, respectively were paid in cash.

The Company had the following material commitments as of June 30, 2018:

Contractual obligations	Total	2018	2019	Thereafter
Operating lease commitments (1)	$51	$51	$-	$-
Capital lease commitments	11	3	6	2
Operating lease termination fee (1)	22	9	13	-
	$84	$63	$19	$2

1. The Company entered into a new lease as of October 2016. In June 2018, the company negotiated a lease termination agreement with the landlord in order to move to a smaller and more cost effective space resulting in approximately $100 in savings over the remaining term of the lease.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2018.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2018 and 2017, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

August 14, 2018	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)