Form 10-Q
period 2018-09-30
iSign Solutions Inc.
filed 2018-11-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

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

Yes ☐    No ☒

Number of shares outstanding of the issuer’s Common Stock as of November 14, 2018: 5,761,980.

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30,	December 31,
	2018	2017
Assets	Unaudited
Current assets:
Cash and cash equivalents	$164	$285
Accounts receivable, net of allowance of $18 at September 30, 2018 and $1 at December 31, 2017, respectively	72	45
Prepaid expenses and other current assets	55	28
Total current assets	291	358
Property and equipment, net	2	13
Other assets	5	17
Total assets	$298	$388

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,300	$1,289
Short-term debt	1,838	1,458
Accrued compensation	140	201
Other accrued liabilities	1,050	740
Deferred revenue	371	310
Short-term capital lease	-	4
Total current liabilities	4,699	4,002
Deferred revenue long-term	70	175
Long-term capital lease	-	6
Other long-term liabilities	-	7
Total liabilities	4,769	4,190
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	58	58
Treasury shares, 5 at September 30, 2018 and December 31, 2017, respectively	(325)	(325)
Additional paid in capital	129,170	129,027
Accumulated deficit	(133,374)	(132,562)
Total stockholders’ deficit	(4,471)	(3,802)
Total liabilities and stockholders’ deficit	$298	$388

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Product	$24	$65	$97	$157
Maintenance	173	165	539	498
Total revenue	197	230	636	655

Operating costs and expenses:
Cost of sales:
Product	2	4	7	11
Maintenance	28	23	46	92
Research and development	166	299	632	884
Sales and marketing	14	28	75	136
General and administrative	179	241	507	920
Total operating costs and expenses	389	595	1,267	2,043

Loss from operations	(192)	(365)	(631)	(1,388)

Other income (expense), net	90	(5)	46	68
Interest expense:
Related party	(9)	(6)	(25)	(18)
Other	(36)	(23)	(100)	(53)
Amortization of debt discount:
Related party	(14)	(6)	(28)	(20)
Other	(34)	(18)	(72)	(52)
Gain on sale of intangible assets	-	-	-	239
Loss before income tax expense	(195)	(423)	(810)	(1,224)

Income tax expense	-	-	(2)	-
Net loss	$(195)	$(423)	$(812)	$(1,224)
Basic and diluted net loss per common share	(0.03)	$(0.07)	$(0.14)	$(0.21)
Weighted average common shares outstanding, basic and diluted	5,762	5,762	5,762	5,762

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(812)	$(1,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	252
Debt discount amortization	100	72
Loss on disposal of fixed assets	8	-
Stock-based compensation	143	99
Gain on sale of intangible assets	-	(239)
Changes in operating assets and liabilities:
Accounts receivable	(27)	54
Prepaid expenses and other current assets	(27)	26
Accounts payable	11	(73)
Accrued compensation	(61)	(57)
Other accrued and long-term liabilities	305	109
Deferred revenue	(44)	14
Net cash used in operating activities	(401)	(967)

Cash flows from investing activities:
Acquisition of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	320	-
Proceeds from issuance of long-term debt	-	505
Payment of short-term debt	(40)	-
Proceeds from the sale of intangible assets	-	239
Net cash provided by financing activities	280	744

Net decrease in cash and cash equivalents	(121)	(225)
Cash and cash equivalents at beginning of period	285	389
Cash and cash equivalents at end of period	$164	$164

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Supplementary disclosure of cash flow information:
Interest paid	$2	$9
Income tax paid	$2	$-

Non-cash financing and investing transactions:
Exchange of long-term unsecured convertible promissory notes for long-term unsecured convertible promissory notes	$-	$200
Exchange of long-term unsecured convertible promissory notes for long-term secured convertible promissory notes	$-	$250
Original issue discount on secured convertible promissory notes	$64	$-

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2018, the Company’s accumulated deficit was $133,374. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2018, the Company’s cash balance was $164. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Adopted Accounting Pronouncements(continued)

ASC Topic 606, “Revenue from Contracts with Customers” (continued)

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the three and nine-month periods ended September 30, 2018, the Company recognized $77 and $353 of revenue that was included in deferred revenue at the beginning of the period.

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

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2018	2017	2018	2017	2018	2017
Customer #1	68%	53%	11%	10%	11%	10%
Customer #2	17%	18%	-	-	-	-
Customer #3	-	-	12%	14%	12%	14%
Customer #4	-	-	28%	15%	24%	16%
Customer #5	9%	-	18%	15%	16%	16%
Customer #6	-	-	-	-	10%	-
Customer #7	-	25%	-	-	-	-
Total concentration	94%	96%	69%	54%	73%	56%

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

There was no amortization of intangible asset costs for the three and nine months ended September 30, 2018. Amortization of intangible assets costs was $81 and $242 for the three and nine-month periods ended September 30, 2017.

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants would be antidilutive:

	For the Three and Nine Months Ended
	September 30, 2018	September 30, 2017

Stock options	1,056	566
Warrants	1,828	1,878

5.	Debt

Advances:

During the nine-months ended September 30, 2018, the Company received from investors advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company committed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. Upon collecting certain receivables, $40 of the advances were repaid in May 2018, along with $2 in advance fees. The advance fees were recorded as interest expense in the nine-months ended September 30, 2018.

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

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

5.	Debt (continued)

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing discussed above, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 in secured notes with the same terms as the secured notes issued in the May 2017 financing and $200 in Debt unsecured notes with the same terms as the November 2016 financing discussed above. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2018 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In December 2017, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $150 in cash. The secured notes have substantially the same terms as the secured notes issued in the May 2017 financing. The Company issued $7 in the form of an original issue discount (“OID”) on these amounts in June of 2018. The OID is being amortized over the life of the notes.

In August 2018, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was paid in cash, $79 was exchanged for the remaining advances described above and $57 was in the form of an OID on these amounts. These secured notes have substantially the same terms as the secured notes issued in the May and December 2017 financings. The OID is being amortized over the life of the notes.

The Company used the funds received from the above financing for working capital and general corporate purposes.

During the three and nine months ended September 30, 2018, the Company accrued $45 and $125 of interest expense, of which $9 and $25 was to related parties and $36 and $100 was to other investors. During the three and nine months ended September 30, 2017, the Company accrued $29 and $71 of interest expense, of which $6 and $18 was to related parties and $23 and $53 was to other investors.

The Company recorded $48 and $100 in debt discount amortization for the three and nine months ended September 30, 2018. The Company recorded $24 and $72 in debt discount amortization for the three and nine months ended September 30, 2017.

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

The Company granted 393 stock options during the nine months ended September 30, 2018 at a weighted average exercise price of $0.78 per share. The Company granted 502 stock options during the nine months ended September 30, 2017 at a weighted average exercise price of $0.50 per share. There were no stock options exercised during the three and nine months ended September 30, 2018 and 2017, respectively.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

6.	Stockholders’ Equity (Deficit) (continued)

The fair value calculations for the stock options granted are based on the following assumptions:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Risk free interest rate	1.91%	1.56%
Expected life (years)	6.3	5.3
Expected volatility	180.51%	212.15%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine-month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$18	$15	$72	$35
General and administrative	43	19	56	39
Director options	8	10	15	25
Stock-based compensation expense	$69	$44	$143	$99

A summary of option activity under the Company’s plans as of September 30, 2018 and 2017 is as follows:

	2018				2017
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	736	$3.65		$-	71	$45.21		$-
Granted	393	$0.78		$-	502	$0.50		$-
Forfeited or expired	(73)	$14.86		$-	(7)	$7.21		$-
Outstanding at September 30	1,056	$1.81	6.07	$-	566	$6.02	6.09	$-
Vested and expected to vest at September 30	1,039	$1.78	6.06	$-	520	$6.04	6.04	$-
Exercisable at September 30	256	$5.46	5.03	$-	106	$29.05	3.92	$-

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.01 – $25.00	1,024	6.19	$0.63	224	$0.61
$25.01 - $625.00	32	2.18	$39.30	32	$39.30
Total	1,056	6.07	$1.81	256	$5.46

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

FORM 10-Q

6.	Stockholders’ Equity (Deficit) (continued)

The following table summarizes the Company’s non-vested option shares as of September 30, 2018:

Non-vested Option Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2018	641	$0.57
Granted	393	$0.78
Forfeited	(55)	$0.50
Vested	(179)	$0.65
Non-vested at September 30, 2018	800	$0.64

As of September 30, 2018, there was $294 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.8 years.

Warrants

A summary of the warrant activity for the nine months ended September 30 is as follows:

	September 30, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,878	$2.46	1,882	$2.52
Expired	(50)	$15.63	(4)	$34.38
Outstanding at end of period	1,828	$1.59	1,878	$1.53
Exercisable at end of period	1,828	$1.59	1,878	$1.53

A summary of the status of the warrants outstanding and exercisable as of September 30, 2018 is as follows:

Number of shares exercisable under Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

277	1.02	$0.25
1,551	2.67	$1.85
1,828	2.42	$1.59

7.	Subsequent event

In letter agreements dated October 26, 2018, the secured note holders, representing a majority of the outstanding secured notes, agreed to extend the maturity date of all secured notes, issued under their respective note purchase agreements, from December 31, 2018 to December 31, 2019.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2017, net losses aggregated approximately $7,004, and, at September 30, 2018, the Company’s accumulated deficit was approximately $133,374.

For the three months ended September 30, 2018, total revenue was $197, a decrease of $33, or 14%, compared to total revenue of $230 in the prior year period. For the nine months ended September 30, 2018, total revenue was $636, a decrease of $19, or 3%, compared to total revenue of $655 in the prior year period. The decreases in revenue for the three and nine months ended September 30, 2018 is due primarily to a decrease in product revenue compared to the prior year periods.

The net loss for the three months ended September 30, 2018 was $195, a decrease of $228, or 54%, compared to a net loss of $423 in the prior year period. The $228 decrease in the net loss was primarily due to a decrease in operating costs and expenses of $206 compared to the prior year period. For the nine months ended September 30, 2018 the net loss was $812, a decrease of $412, or 34%, compared to a net loss of $1,224 in the prior year period. The decrease in the net loss of $412 for the nine months ended September 30, 2018 was due to the factors discussed for the three month period above, partially offset by the decrease in gain on sale of intangible assets compared to the prior year period.

During the nine months ended September 30, 2018, the Company received from investors advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company committed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. Upon collecting certain receivables, $40 of the advances were repaid in May 2018, along with $2 in advance fees. The advance fees were recorded as interest expense. In addition, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was in cash, $79 was exchanged for the remaining advances described above and $57 was in the form of an original issue discount (“OID”) on these amounts. The Company issued an additional $7 in OID’s during the nine months ended September 30, 2018 related to the secured convertible promissory notes issued in December 2017. The notes are due December 31, 2018. The OIDs are being amortized over the life of the notes.

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

Results of Operations

Revenue

For the three months ended September 30, 2018, product revenue was $24, a decrease of $41, or 63%, compared to product revenue of $65 in the prior year period. The decrease in product revenue is primarily due to a decrease in product licensing revenue. For the three months ended September 30, 2018, maintenance revenue was $173, an increase of $8, or 5%, compared to maintenance revenue of $165 in the prior year period. This increase is primarily due to the renewal of certain maintenance contracts.

For the nine months ended September 30, 2018, product revenue was $97, a decrease of $60, or 38%, compared to product revenue of $157 in the prior year period. The decrease in product revenue is primarily attributable to a reduction in product licensing sales compared to the prior year. For the nine months ended September 30, 2018, maintenance revenue was $539, an increase of $41, or 8%, compared to maintenance revenue of $498 in the prior year period. The increase in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended September 30, 2018, cost of sales was $30, an increase of $3, or 11%, compared to cost of sales of $27 in the prior year period. The increase in cost of sales was primarily due to an increase in direct labor related to maintenance contracts during the three months ended September 30, 2018 compared to the prior year period.

For the nine months ended September 30, 2018, cost of sales was $53, a decrease of $50, or 49%, compared to cost of sales of $103 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to product and transactional contracts compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2018, research and development expense was $166, a decrease of $133, or 44%, compared to research and development expense of $299 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Research and development expenses decreased primarily due a decrease in total salaries and benefits due to the reduction of one engineer in the prior year and reduction in the time commitment of two engineers working part time. Total expenses, before allocations for the three months ended September 30, 2018, were $227, a decrease of $113, or 33%, compared to $340 in the prior year period.

For the nine months ended September 30, 2018, research and development expense was $632, a decrease of $252, or 29%, compared to research and development expense of $884 in the prior year period. The most significant factors in the decrease include a decrease in total salaries and benefits due to the reduction of one engineer in the prior year and reduction in the time commitment of two engineers working part time. Total expenses, before allocations to cost of sales, for the nine months ended September 30, 2018, were $729, a decrease of $299, or 29%, compared to $1,028 in the prior year period.

Sales and Marketing Expense

For the three months ended September 30, 2018, sales and marketing expense was $14, a decrease of $14, or 50%, compared to sales and marketing expense of $28 in the prior year period. For the nine months ended September 30, 2018, sales and marketing expense was $75, a decrease of $61, or 45%, compared to sales and marketing expense of $136 in the prior year period. These decreases were primarily attributable to cost savings implemented in 2018 as part of the Company’s transition to a go to market strategy principally focused on partner integrations.

General and Administrative Expense

For the three months ended September 30, 2018, general and administrative expense was $179, a decrease of $62, or 26%, compared to general and administrative expense of $241 in the prior year period. The decrease was primarily due to reductions in patent amortization expense offset by an increase in other general operating expenses compared to the prior year period.

For the nine months ended September 30, 2018, general and administrative expense was $507, a decrease of $413, or 45%, compared to general and administrative expense of $920 in the prior year period. The decrease was primarily due to the same factors discussed for the three month period above.

Other Income and Expense, net

For the three months ended September 30, 2018, the company recorded an $86 refund from the insurance carrier of its Directors and Officers insurance as the result of an audit by the State of California. For the nine-months ended September 30, 2018 the insurance refund was partially offset by a termination settlement fee on the Company’s prior office lease.

For the three months ended September 30, 2018, interest expense was $45, an increase of $16, or 55%, compared to interest expense of $29 in the prior year period. The increase is due to an increase in short-term debt compared to the prior year period.

For the nine months ended September 30, 2018, interest expense was $125, an increase of $54, or 76%, compared to interest expense of $71 in the prior year period. The increase was due to the increase in short-term debt compared to the prior year period.

For the three months ended September 30, 2018, amortization of debt discount was $48, an increase of $24, or 100%, compared to $24 in the prior year period. The increase was due to the amortization of additional discounts associated with the increase in short-term debt.

For the nine months ended September 30, 2018, amortization of debt discount was $100, an increase of $28, or 39%, compared to $72 in the prior year period. The increase was due to the same factors discussed for the three month period above.

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

Liquidity and Capital Resources

At September 30, 2018, cash and cash equivalents totaled $164, compared to cash and cash equivalents of $285 at December 31, 2017. The decrease in cash was primarily due to net cash used in operating activities of $401. The use of cash was partially offset by $320 in cash proceeds from the issuance of short-term debt during the nine-month period offset by the payment of $40 in advances during the nine months ended September 30, 2018. At September 30, 2018, total current assets were $291, compared to total current assets of $358 at December 31, 2017. At September 30, 2018, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $164.

At September 30, 2018, accounts receivable net, was $72, an increase of $27, or 60%, compared to accounts receivable net of $45 at December 31, 2017. The increase is due primarily to the timing of billings during the three months ended September 30, 2018.

At September 30, 2018, prepaid expenses and other current assets were $55, an increase of $27, or 96%, compared to prepaid expenses and other current assets of $28 at December 31, 2017. The increase is due primarily to the short-term capitalization of engineering costs associated with nonrecurring engineering work expected to be completed in the fourth quarter of 2018.

At September 30, 2018, accounts payable was $1,300, an increase of $11, or 1%, compared to accounts payable of $1,289 at December 31, 2017. At September 30, 2018, accrued compensation was $140, a decrease of $61, or 30%, compared to accrued compensation of $201 at December 31, 2017. The decreases are due primarily to cost saving measures put in place by the Company. Other accrued liabilities were $1,050, an increase of $310, or 42%, from $740 at December 31, 2017 due primarily to accrued interest expense on the Company’s short –term debt and deferred professional services.

At September 30, 2018, current deferred revenue was $371, an increase of $61, or 20%, compared to current deferred revenue of $310 at December 31, 2017. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

At September 30, 2018, total current liabilities were $4,699, an increase of $697, or 17%, compared to total current liabilities of $4,002 at December 31, 2017.

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

The Company issued an additional $7 in OIDs during the nine months ended September 30, 2018 related to the secured convertible promissory notes issued in December 2017.

In August 2018, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was in cash, $79 was exchanged for the remaining advances described above and $57 was in the form of an OID on these amounts. The secured notes have substantially the same terms as the secured notes issued in the May and December 2017 financings.

The Company is using the funds received from the above financing for working capital and general corporate purposes.

The Company recorded $48 and $100 in debt discount amortization for the three and nine months ended September 30, 2018, respectively, related to the debt financings.

The Company incurred $45 and $125, respectively, of interest expense for the three and nine months ended September 30, 2018, of which $0 and $2, respectively were paid in cash.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2018.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2018 and 2017, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II–Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State’s office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 0-19301).
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

Exhibit Number	Document
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.

Exhibit Number	Document
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

November 14, 2018	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)