Form 10-K
period 2018-12-31
iSign Solutions Inc.
filed 2019-04-01
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

☐ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

for the transition period from ___________ to ___________

Commission File No. 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 659, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2018 was approximately $1,574,093 based on the closing sale price of $0.39 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on April 1, 2019 was 5,761,980.

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

i

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

For the year ended December 31, 2018, total revenue was $917, a decrease of $96, or 9%, compared to total revenue of $1,013 in the prior year. For the year ended December 31, 2018, software product revenue was $205, a decrease of $117, or 36%, compared to product revenue of $322 in the prior year. Maintenance revenue for the year ended December 31, 2018 was $712, an increase of $21, or 3%, compared to maintenance revenue of $691 in the prior year. The changes are primarily attributable to the Company’s efforts to restructure its operations in favor of a partner-generated recurring revenue model.

For the year ended December 31, 2018, the net loss was $1,027, a decrease of $920, or 47%, compared to $1,947 in the prior year. For the year ended December 31, 2018, non-cash charges, consisting of interest expense and the amortization of debt discount were $299, a decrease of $460, or 61%, compared to $759 in the prior year. The primary factor in the decrease is attributable to the $550 write-off of the interest in the Chinese joint venture in the prior year. For the year ended December 31, 2018, operating expenses were $1,689, a decrease of $882, or 34%, compared to operating expenses of $2,571 for the prior year. The decrease in operating expense resulted from reductions in full time employees and expenses associated with the Company’s efforts to restructure its operations in favor of a partner-generated recurring revenue model.

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

iSign® Toolkits	The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person’s handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect a user’s signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2018 include the following:

iSign Enterprise	v6.8
iSign Enterprise	v6.6.9
iSign Enterprise	v6.6.10
iSign Enterprise	v6.6.11
iSign Enterprise	v6.6.12
iSign Enterprise	v6.6.13
iSign Enterprise	v6.6.14
iSign Enterprise	v6.6.15
iSign Enterprise	v6.6.16
iSign Enterprise	v6.6.17
iSign Enterprise	v6.6.18
iSign Enterprise	v6.6.19
iSign Enterprise	v6.6.20
iSign Enterprise	v6.11
iSign Enterprise	v6.6.21
iSign Enterprise	v6.11.1
iSign Enterprise	v6.11.2
iSign Enterprise	v6.11.3
Sign-it for Acrobat	v10.3
Sign-it for Acrobat	v10.3.1
Sign-it for Acrobat	v10.5
Sign-it for Acrobat	v10.5.1
Sign-it for Acrobat	v10.3.2

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

Our research and development expense was $754 for the year ended December 30, 2018 and $1,135 for the year ended December 31, 2017.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Three customers, as described in Note 2 to the Consolidated Financial statements, accounted for 10%, 23% and 24%, respectively, of total revenue for the year ended December 31, 2018.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $317 and $485 at December 31, 2018 and 2017, respectively, representing advanced payments on product and service maintenance agreements. In 2014, the Company negotiated a long term maintenance agreement, the balance of which is $36 at December 31, 2018, which will be recognized over the next 15 month period. The remaining backlog is expected to be recognized over the next twelve months.

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

Employees

As of December 31, 2018, the Company employed seven full-time employees and nine independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements. We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2018 and 2017, sales in the United States as a percentage of total sales was 90% and 88%, respectively. At December 31, 2018 and 2017, long-lived assets located in the United States were $7 and $30, respectively. There were no long-lived assets located elsewhere as of December 31, 2018 and 2017.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company rents its principal facilities, consisting of approximately 144 square feet in San Jose, California, pursuant to a month to month arrangement.

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

		Sale Price Per Share
Year	Period	High	Low

2017	First Quarter	$0.85	$0.21
	Second Quarter	$0.50	$0.35
	Third Quarter	$0.50	$0.31
	Fourth Quarter	$0.40	$0.20
2018	First Quarter	$1.00	$0.21
	Second Quarter	$0.39	$0.20
	Third Quarter	$0.85	$0.30
	Fourth Quarter	$0.90	$0.26

Holders

As of March 20, 2019, there were approximately 146 holders of record of our Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2018, the net loss aggregated approximately $2,974, and at December 31, 2018, the Company's accumulated deficit was approximately $133,589.

For the year ended December 31, 2018, total revenue was $917, a decrease of $96, or 9%, compared to total revenue of $1,013 in the prior year. The decrease in revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

For the year ended December 31, 2018, operating expenses were $1,689, a decrease of $882, or 34%, compared to operating expenses of $2,571 in the prior year. The decrease in operating expenses resulted from the reduction of 1 full time employee and changes made in the prior year to its operating expense structure, which changes were made in connection with the Company’s efforts to tailor its operations in favor of partner-generated recurring revenue. For the year ended December 31, 2018, the loss from operations was $772, a decrease of $786, or 50%, compared to a loss from operations of $1,558 in the prior year.

In April, May, and June 2018, the Company received, from investors, advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The receivables were collected and $40 of the advances were repaid in May 2018, along with $2 in advance fees per the agreement. The advance fees were recorded as interest expense in the quarter ended June 30, 2018. The remaining $75 advances were converted into secured convertible notes in August 2018.

In August 2018, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was paid in cash, $75 was exchanged for the remaining advances described above and $61 was in the form of an Original Issue Discount (“OID”) on these amounts. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2019 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In December 2018, the Company issued unsecured convertible promissory notes to investors and affiliates of the Company aggregating $346 in cash. The unsecured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new debt and/or equity financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, and are due December 31, 2019.

The Company used the funds received from the above financing for working capital and general corporate purposes.

The Company recorded $125 in debt discount amortization for the twelve months ended December 31, 2018 related to the debt financings.

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

Revenue: The Company adopted the guidance of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2018, the Company recognized $ $411 of revenue that was included in deferred revenue at the beginning of the period.

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

Net Operating Loss Carry-forwards: Utilization of the Company’s net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company’s net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2018, of approximately $17,547 based upon the Company’s history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2018 and December 31, 2017

Revenue

For the year ended December 31, 2018, total revenue was $917, a decrease of $96, or 9%, compared to total revenue of $1,013 in the prior year. For the year ended December 31, 2018, software product revenue was $205, a decrease of $117, or 36%, compared to product revenue of $322 in the prior year. Maintenance revenue for the year ended December 31, 2018, was $712, an increase of $21, or 3%, compared to maintenance revenue of $691 in the prior year. The decrease in product revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue, while existing customers continue to renew ongoing maintenance on new and previously purchased products.

Cost of Sales

For the year ended December 31, 2018, cost of sales was $141, an increase of $15, or 12%, compared to cost of sales of $126 in the prior year. The increase was primarily due to an increase in direct engineering costs associated with the mix of engineering Statement of Work (“SOW”) and software product revenue during the year ended December 31, 2018 compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2018, research and development expenses were $754, a decrease of $381, or 34%, compared to research and development expenses of $1,135 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factors contributing to the decrease in research and development expenses was a decrease in the number of engineering personnel by 1, the reduction in allocated facilities expenses due to the move to smaller facilities and increased direct labor transfers to cost of sales due to the increases in engineering SOW orders. For the year ended December 31, 2018, total research and development expenses before IT and cost of sales allocations were $929, a decrease of $383, or 29%, compared to $1,312 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2018, sales and marketing expenses were $99, a decrease of $89, or 47%, compared to sales and marketing expenses of $188 in the prior year. The decrease was primarily attributable to a decrease in professional services and commissions due to a reduction in the number of consultants in connection with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue and lower sales.

General and Administrative Expenses

For the year ended December 31, 2018, general and administrative expenses were $695, a decrease of $427, or 38%, from general and administrative expenses of $1,122 in the prior year. The decrease was attributable to across the board decreases in salary and related expense, professional fees and services, investor relations, allocated facilities cots and other general overhead expenses. The expense reductions were primarily the result of the cash constraints experienced by the Company over the current period ended December 31, 2018.

Other Income (Expense), Net

Other income (expense), net, was income of $46, a decrease of $21, or 31%, compared to income of $67 in the prior year. The decrease is due primarily to a $35 termination settlement fee on the Company’s prior office lease.

For the year ended December 31, 2017, the Company recorded a non-cash charge of $550 related to the deconsolidation of the Chinese joint venture due to the lack of any operations over the last two years.

For the year ended December 31, 2017, the Company recorded a $239 gain on sale of the source code and rights to one of the Company’s older toolkit software products, net of related costs. The purchaser granted the Company a fully-paid, royalty-free, worldwide, irrevocable license to use the software to support current and existing customers and partners of the Company. The Company did not retain the right to distribute the software either as a source code or as an object code. However, the Company retained the right to create new non-toolkit software from the original source code and to market, sell and distribute the new non-toolkit software in the ordinary course of business to its customers and partners. In addition, the Company sold one of is retired domain names for $64 cash. There were no similar sales for the year ended December 31, 2018.

Interest Expense

For the year ended December 31, 2018, related party interest expense was $34, an increase of $8, or 31%, compared to related party interest expense of $26 in the prior year. For the year ended December 31, 2018, other interest expense was $140, an increase of $54, or 63%, compared to other interest expense of $86 in the prior year. The increase in interest expense is primarily due to the increase in the amount of borrowings compared to the prior year.

For the year ended December 31, 2018, the Company recorded $125 in debt discount amortization associated with its short-term borrowings, $35 of which is attributable to related parties and $90 of which is attributable to other investors, compared to $97 in the prior year, $27 of which is attributable to related parties and $70 of which is attributable to other investors. The increase in debt discount amortization was primarily due to the increase in notes payable compared to the prior year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $335 at December 31, 2018, compared to $285 at December 31, 2017.

The cash used in operations was primarily attributable to the net loss of $1,027. This amount was partially offset by non-cash depreciation and amortization charges of $4, amortization of debt discount of $125 and stock-based employee compensation of $225.

There were no cash out flows for the acquisition of property and equipment for the year ended December 31, 2018.

Proceeds from financing activities for the year ended December 31, 2018 were $626 from the issuance of $115 in short-term advances and $551 in additional short-term debt. The proceeds were offset by the repayment of $40 of the advances.

Accounts receivable were $84 at December 31, 2018, an increase of $39, or 87%, compared to accounts receivable of $45 at December 31, 2017. Accounts receivable at December 31, 2018 and 2017, are net of $1 and $1 in allowances provided for potentially uncollectible accounts, respectively. The increase is primarily attributable to orders billed late in the fourth quarter ended December 31, 2018.

Prepaid expenses and other current assets were $46 at December 31, 2018, an increase of $18, or 64%, compared to prepaid expenses and other current assets of $28 at December 31, 2017. The increase is primarily due to prepaid engineering expense compared to the prior year.

Short-term debt was $2,210 net of $39 in discounts at December 31, 2018. The Company issued new debt in the amount of $626, net of repayments, during the twelve months ended December 31, 2018.

Accounts payable were $1,280 at December 31, 2018, a decrease of $9, or 1%, compared to $1,289 at December 31, 2017. The decrease is due to cost cutting efforts by the Company during the current period.

Accrued compensation was $81 at December 31. 2018, a decrease of $120 or 60%, compared to $201 at December 31, 2017. The decrease was due primarily to the reclassification of $46 of current deferred salaries to long term and the payout of accrued vacation resulting from the termination of two employees.

Other accrued liabilities including the long term portion were $1,189 at December 31, 2018, compared to $747 at December 31, 2017, an increase of $442, or 59%. The increase is primarily attributable to the accrual of certain franchise taxes and professional service fees, partially offset by reductions in headcount during the current period.

Deferred revenue, including the long-term portion, was $302 at December 31, 2018, a decrease of $183, or 38%, compared to deferred revenue of $485 at December 31, 2017. The decrease is primarily due to the recognition of revenue from a five-year maintenance contract with one of the Company’s customers that was renewed in December of 2015.

Financing Transactions

Advances:

In April, May, and June 2018, the Company received, from investors, advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The receivables were collected and $40 of the advances were repaid in May 2018, along with $2 in advance fees per the agreement. The advance fees were recorded as interest expense in the quarter ended June 30, 2018. The remaining $75 advances were converted into secured convertible notes in August 2018.

Notes payable:

In August 2018, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was paid in cash, $75 was exchanged for the remaining advances described above and $61 was in the form of an OID on these amounts. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2019 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In December 2018, the Company issued short-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $346 in cash. The short-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 10% per annum and are due December 31, 2019.

The Company used the funds received from the above financings for working capital and general corporate purposes.

During the twelve months ended December 31, 2018, the Company accrued $174 of interest expense, $146 associated with the notes, of which $34 was to related parties and $112 was to other investors.

The Company recorded $125 in debt discount amortization for the twelve months ended December 31, 2018 related to the above debt financings, $35 was to related parties and $90 was to other investors.

Contractual Obligations

The Company had no material commitments as of December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements for the years ended December 31, 2018 and 2017, and for each of the years in the two-year period ended December 31, 2018, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close the Company was able to adjust its financial records to properly present its financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting due to our ability to make the necessary reconciling adjustments to our financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	78	Co-Chairman and Chief Executive Officer
Michael Engmann	70	Co-Chairman and Chief Operating Officer
Andrea Goren	51	Director and Chief Financial Officer
Francis J. Elenio	52	Director
Stanley Gilbert	79	Director
Jeffrey Holtmeier	60	Director
David E. Welch	71	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company’s Chairman and Chief Executive Officer since August 2010, and Co-Chairman since October 2015. Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. In addition, and until his retirement in October 2017, Mr. Sassower served as Chief Executive Officer of Xplore Technologies Corp. (NASDAQ:XPLR) from February 2006 and as a director of Xplore Technologies Corp. and served as Chairman of its board of directors since December 2004. Mr. Sassower also served as Chairman of the Board of The Fairchild Corporation (NYSE: FA), a motorcycle accessories and aerospace parts and services company. Mr. Sassower also served as Chairman of the Board of the Company from 1998 to 2002 and as Co-Chief Executive Officer of the Company from 1997 to 1998. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Sassower’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience. Mr. Sassower has developed extensive experience working with management teams and boards of directors, and in acquiring, investing in and building companies and implementing changes.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. The following Section 16 filings were not timely filed for the year ended December 31, 2018: Messrs. Elenio, Engmann, Gilbert, Goren, Holtmeier, Sassower and Welch’s Form 4 dated August 9, 2018.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip S Sassower,	2018	─	(1)	─	─	$82,382	─	─	─	$82,382
Co-Chairman and CEO	2017	─	(1)	─	─	─	─	─	─	─

Michael Engmann,	2018	─	(2)	─	─	$74,754	─	─	─	$74,754
President and COO	2017	─	(2)	─	─	─	─	─	─	─

Andrea Goren,	2018	─	(3)	─	─	$96,113	─	─	─	$96,113
CFO	2017	─	(3)	─	─	─	─	─	─	─

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no compensation.

2.	Mr. Engmann was appointed President and Chief Operating Officer on May 15, 2017. Mr. Engmann receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.	The amounts, if any, provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes. Mr. Sassower’s, Mr. Engmann’s and Mr. Goren’ previously issued stock options were canceled on November 15, 2017. See footnote 8 in the Notes to Consolidated Financial Statements included with this report on Form 10-K.

Mr. Engmanert is retained by the Company without an agreement. Mr. Engmann’s service as Chief Operating Officer is month to month. Mr. Engmann is currently entitled to receive a cash sum payment of $5,000 per month. The Company has agreed to pay Mr. Engmann for reasonable and documented out of pocket expenses incurred for Services rendered by him, as long as he obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The initial term of the SGP Agreement was two years and it automatically renews for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP currently is entitled to receive a cash sum payment of $7,500 (“SGP Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the SGP Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2018. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement. The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2018

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Co-Chairman and CEO	8,996	99,004	$0.78	8/9/2025
Michael Engmann, President and COO	8,163	89,837	$0.78	8/9/2025
Andrea Goren, Chief Financial Officer	10,496	115,504	$0.78	8/9/2025

1.	Mr. Sassower’s 108,000 options were issued on August 9, 2018, have a seven year life and vest quarterly over three years.

2.	Mr. Engmann’s 98,000 options were issued on August 9, 2018, have a seven year life and vest quarterly over three years.

3.	Mr. Goren’s 126,000 options were issued on August 9, 2018, have a seven year life and vest quarterly over three years

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2018 and 2017.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation		Non-qualified Deferred Compensation Earnings		All Other Compensation		Total
Current Directors
Francis J. Elenio	$	─	$	─	$7,018	$	─	$	─	$	─	$7,018
Stanley Gilbert	$	─	$	─	$7,628	$	─	$		$	─	$7,628
Jeffrey Holtmeier	$	─	$	─	$7,628	$	─	$	─	$	─	$7,628
David Welch	$	─	$	─	$8,226	$	─	$	─	$	─	$8,226

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 20, 2019, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading “Executive Compensation” and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o iSign Solutions, Inc., 2033 Gateway Place, Suite 659, San Jose California 95110-1413. The amounts are not stated in thousands.

	Common Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)
Philip S. Sassower (2)	2,102,159	31.0%
Andrea Goren (3)	2,156,407	31.7%
Stanley Gilbert (4)	135,566	2.3%
Jeffrey Holtmeier (5)	17,367	*
David E. Welch (6)	13,917	*
Michael W. Engmann (7)	1,056,129	16.8%
Francis Elenio (8)	13,104	*
All directors and executive officers as a group (8 persons) (9)	3,459,729	46.69%
5% Shareholders
Phoenix Venture Fund LLC (10)	1,334,920	22.1%

*	Less than 1%.

1.	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2019. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2019 or securities convertible into Common Stock within 60 days of March 20, 2019 are deemed outstanding and held by the holder of such shares of Common Stock, options and warrants for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on shares of Common Stock. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of all outstanding options and warrants into shares of Common Stock.

2.	Represents (a) 1,089,432 shares of Common Stock, (b) 27,032 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019, and (c) 985,695 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2019 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix

3.	Ventures LLC. Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	40,207	─	2,234	1,046,991	1,089,432
Stock Options	27,032	─	─	─	27,032
Warrants	─	985,695	─	─	985,695
Total	67,239	985,695	2,234	1,046,991	2,102,159

4.	Represents (a) 1,117,227 shares of Common Stock, (b) 31,537 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019, and (b) 1,007,643 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2019 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 11 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	38,177	29,825	─	2,234	1,046,991	1,117,227
Stock Options	31,537	─	─	─	─	31,537
Warrants	─	21,948	985,695	─	─	1,007,643
Total	69,714	51,773	985,695	2,234	1,046,991	2,156,407

5.	Represents (a) 114,169 shares of Common Stock, (b) 13,705 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019, and (c) 7,692 shares of Common Stock issuable upon the exercise of warrants, exercisable within 60 days of March 20, 2019 (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common shares	111,002	23	1,426	1,718	114,169
Stock options	13,705	─	─	─	13,705
Warrants	7,692	─	─	─	7,692
Total	132,399	23	1,426	1,718	135,566

6.	Represents (a) 3,662 shares of Common Stock and (b) 13,705 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019. As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

7.	Represents 13,917 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019.

8.	Represents (a) 535,659 shares of Common Stock beneficially owned by Mr. Engmann, (b) 24,529 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019 and (c) an aggregate of 495,941 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2019 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common shares	430,749	103,915	995	535,659
Stock Options	24,529	─	─	24,529
Warrants	477,480	18,461	─	495,941
Total	932,758	122,376	995	1,056,129

9.	Represents 13,104 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019.

10.	Includes (a) 1,810,924 shares of Common Stock beneficially owned, (b) 137,529 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2019 and (c) an aggregate of 1,511,276 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2019. The aforementioned includes 1,049,225 shares of Common Stock and 985,695 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2019 beneficially owned by Phoenix. Please see footnote 10 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein.

11.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Total
Common shares	1,046,991	─	2,234	1,049,225
Warrants	─	285,695	700,000	985,695
Total	1,046,991	285,695	702,234	2,034,920

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
2011 Stock Compensation Plan (1)	1,037	$1.65	213

(1)	There are 500 shares held in the 2011 Stock Compensation Plan not approved by the Security holders

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

Related Party Transactions

Phoenix is the beneficial owner of approximately 22.1% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

The table below reflects the August 1, 2018 and December 27, 2018 related party transactions in which the Company issued $36 and $196, respectively, in convertible secured and unsecured promissory notes to affiliates for cash. The August and December 2018 notes are mandatorily convertible into Common Stock at conversion rates of $0.50 and $0.50 per share, respectively, or the price per share of Common Stock upon closing of a new debt and or equity financing of at least $1,000 in aggregate proceeds. The secured and unsecured convertible promissory notes bear interest at the rate of 10% per annum. The notes are due December 31, 2019. Should the convertible secured promissory notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

Affiliate	Secured Note 8/1/2018	Unsecured Note 12/27/2018
Andax LLC	$12	$	─
Stanley L. Gilbert	24		196
Total	$36		$196

The table below reflects the August 8, 2018 stock option grants to the named affiliates of the Company. The options have a seven year life and vest quarterly over three years.

Name	Number of Options	Exercise Price
Francis J. Elenio	9	$0.78
Michael W. Engmann	98	$0.78
Stanley Gilbert	10	$0.78
Andrea Goren	126	$0.78
Jeffrey Holtmeier	10	$0.78
Philip Sassower	108	$0.78
David E. Welch	11	$0.78

Debt discount amortization associated with the Company’s indebtedness for the years ended December 31, 2018 and 2017, was $125 and $97, respectively, of which $35 and $27, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2018 and 2017, was $174 and $112, respectively, of which $34 and $26, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. Armanino LLP has been the Company’s auditors since August 2014. During fiscal years 2018 and 2017, the fees for audit and other services performed by Armanino LLP for the Company were as follows:

Nature of Service	Armanino
	2018		2017
Audit Fees	$52,536.56	51%	$42,222.50	50%
Audit-Related Fees	27,000.00	26%	30,603.75	37%
Tax Fees	18,299.69	18%	6,837.50	8%
All Other Fees	5,208.41	5%	4,190.18	5%
Total	$103,044.66	100%	$83,853.93	100%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 000-19301).
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.

Exhibit Number	Document
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

Exhibit Number	Document
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 16, 2016.

Exhibit Number	Document
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 16, 2016.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.

Exhibit Number	Document
10.24	Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004.
10.25	Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004.
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on August 12, 2006.
10.27	Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on August 12, 2006.
†††10.28	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A filed on September 15, 2005.
10.36	Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on February 5, 2007.
10.37	Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on February 5, 2007.
10.38	Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 15, 2007.
10.39	Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on June 20, 2007.
10.40	Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on June 20, 2007.
10.41	Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 27, 2007.
†10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 12, 2008.
10.43	Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.46	Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.47	Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.

Exhibit Number	Document
10.48	Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.57	Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.
10.58	Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.
10.59	Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.60	Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.

Exhibit Number	Document
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.2	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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
Andrea Goren
(Princial Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 1, 2019.

Date	Signature	Title

April 1, 2019	/s/ Philip S. Sassower	Co-Chairman and Chief Executive Officer
	Philip S. Sassower	(Principal Executive Officer)

April 1, 2019	/s/ Michael Engmann	Co-Chairman and Chief Operating Officer
Michael Engmann

April 1, 2019	/s/ Andrea Goren	Director, Chief Financial Officer
	Andrea Goren	(Principal Financial and Accounting Officer)

April 1, 2019	/s/ Francis J. Elenio	Director
Francis J. Elenio

April 1, 2019	/s/ Stanly Gilbert	Director
Stanley Gilbert

April 1, 2019	/s/ Jeffrey Holtmeier	Director
Jeffrey Holtmeier

April 1, 2019	/s/ David Welch	Director
David Welch

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

iSign Solutions Inc.

San Jose, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSign Solutions Inc. and subsidiary (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

San Ramon, California

April 1, 2019

iSign Solutions Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$335	$285
Accounts receivable, net of allowance of $1 and $1 at December 31, 2018 and 2017, respectively	84	45
Prepaid expenses and other current assets	46	28
Total current assets	465	358
Property and equipment, net	2	13
Other assets	5	17
Total assets	$472	$388

Liabilities and Deficit
Current liabilities:
Accounts payable	1,280	1,289
Short–term debt, net	2,210	1,458
Accrued compensation	81	201
Other accrued liabilities	524	740
Deferred revenue	281	310
Short-term capital lease	─	4
Total current liabilities	4,376	4,002

Deferred revenue long-term	36	175
Long–term capital lease	─	6
Other long-term liabilities	665	7

Total liabilities	5,077	4,190

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 and 5,760 shares issued and outstanding at December 31, 2018 and 2017, respectively	58	58
Treasury shares, 5 at December 31, 2018 and December 31, 2017, respectively	(325)	(325)
Additional paid-in-capital	129,251	129,027
Accumulated deficit	(133,589)	(132,562)
Accumulated other comprehensive loss	─	─
Total stockholders’ deficit	(4,605)	(3,802)
Total liabilities and stockholders’ deficit	$472	$388

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Revenue:
Product	$205	$322
Maintenance	712	691
	917	1,013
Operating costs and expenses:
Cost of sales:
Product	37	13
Maintenance	104	113
Research and development	754	1,135
Sales and marketing	99	188
General and administrative	695	1,122
	1,689	2,571

Loss from operations	(757)	(1,558)

Other income (expense), net	46	67
Interest expense:
Related party	(34)	(26)
Other	(140)	(86)
Amortization of debt discount:
Related party	(35)	(27)
Other	(90)	(70)
Gain on sale of intangible assets	─	303
Write-off of interest in Chinese joint venture	─	(550)
Loss before income tax	(1,025)	(1,947)
Income tax expense	(2)	─
Net loss	$(1,027)	$(1,947)
Basic and diluted loss per common share	$(0.18)	$(0.34)
Weighted average common shares outstanding, basic and diluted	5,760	5,760

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2018	2017

Net loss:	$(1,027)	$(1,947)
Other comprehensive income, net of tax	─	─
Foreign currency translation adjustment, net	─	─

Total comprehensive loss	$(1,027)	$(1,947)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statement of Changes in Deficit

(In thousands)

	Common	Common		Additional		Non-	Accumulated Other	Total Stockholders’
	Shares	Stock	Treasury	Paid-In	Accumulated	Controlling	Comprehensive	Deficit
	Outstanding	Amount	Stock	Capital	Deficit	Interest	Income (Loss)	Total

Balance as of December 31, 2016	5,760	$58	$(325)	$128,884	$(130,615)	$(536)	$(14)	$(2,548)
Stock-based employee compensation	─	─	─	143	─	─	─	143
Write-off of interest in Chinese joint venture	─	─	─	─	─	536	14	550
Net loss	─	─	─	─	(1,947)	─	─	(1,947)
Balance as of December 31, 2017	5,760	$58	$(325)	$129,027	$(132,562)	$ ─	$ ─	$(3,802)
Stock-based employee compensation	─	─	─	224	─	─	─	224
Net loss	─	─	─	─	(1,027)	─	─	(1,027)
Balance as of December 31, 2018	5,760	$58	$(325)	$129,251	$(133,589)	$ ─	$ ─	$(4,605)

See accompanying notes to these Consantatements

iSign Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,027)	$(1,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	277
Amortization of debt discount	125	97
Stock-based employee compensation	225	143
Loss on disposal of fixed assets	7	─
Write off of deposit on cancelled lease	12	─
Gain on sale of intangible assets	─	(303)
Write-off of interest in Chinese joint venture	─	550
Changes in operating assets and liabilities:
Accounts receivable, net	(39)	92
Prepaid expenses and other current assets	(18)	28
Accounts payable	(9)	(79)
Accrued compensation	(120)	(56)
Other accrued liabilities	432	227
Deferred revenue	(168)	(88)
Net cash used in operating activities	(576)	(1,059)

Cash flows from investing activities:
Acquisition of property and equipment	─	(3)
Proceeds from the sale of intangible assets	─	303
Net cash provided by investing activities	─	300

Cash flows from financing activities:
Proceeds from advances on accounts receivable	115	120
Proceeds from issuance of short-term debt	551	─
Proceeds from issuance of long-term debt	─	655
Payment of advances on accounts receivable	(40)	(120)
Net cash provided by financing activities	626	655

Net increase (decrease) in cash and cash equivalents	50	(104)
Cash and cash equivalents at beginning of period	285	389
Cash and cash equivalents at end of period	$335	$285

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental disclosure of cash flow information:

	December 31,
	2018		2017
Supplementary disclosure of cash flow information
Interest paid		$2		$9
Income taxes paid		$2	$	─

Non-cash financing and investing transactions
Exchange of accounts receivable advances into secured promissory notes		$75	$	─
Exchange of long-term unsecured convertible promissory notes for long-term unsecured promissory notes	$	─		$200
Exchange of long-term unsecured convertible promissory notes for long-term secured promissory notes	$	─		$250
Original issue discount on secured convertible promissory notes		$61	$	─

See accompanying notes to these Consolidated Financial Statements

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies:

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

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2018, the Company’s accumulated deficit was $133,589. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2018, the Company’s cash balance was $335. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of consolidation:

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. All amounts shown in the accompanying consolidated financial statements are in thousands of dollars except per share amounts.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2018 and December 31, 2017, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2018 and December 31, 2017, the carrying values of accounts receivable and accounts payable approximated their fair values.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company’s cash and cash equivalents, at December 31, consisted of the following:

	2018	2017
Cash in bank	$335	$285
Cash and cash equivalents	$335	$285

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

Deferred financing costs:

Deferred financing costs include costs paid in cash, such as professional fees and commissions. The costs associated with equity financings, such as in the sale of Common or Preferred Stock, are netted against the proceeds of the offering. In the case of note financings, costs are amortized to interest expense over the life of the notes or upon early payment using the effective interest method.

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $4 and $8 for the years ended December 31, 2018 and 2017, respectively.

Intangible Assets:

Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets, ranging from five to seventeen years. Amortization expense was $269 for the year ended December 31, 2017. The intangible assets were fully amortized as of December 31, 2017.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets, including intangible assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charge was recorded during the years ended December 31, 2018 and 2017, respectively.

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

Revenue from Contracts with Customers:

The Company adopted the guidance of Accounting Standards Update No 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2018, the Company recognized $411 of revenue that was included in deferred revenue at the beginning of the period.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. There were no advertising expenses for the years ended December 31, 2018 and 2017, respectively.

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

The number of shares of Common Stock subject to outstanding options and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2018	December 31, 2017
Common Stock subject to outstanding options	1,037	736
Common Stock subject to outstanding warrants	1,828	1,878

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2018 and 2017 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2009, and state tax examinations for years before 2008. Management is in the process of reviewing the effects on the Company’s unrecognized tax positions in response to the changes the federal tax rates adopted in December of 2018.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

1.	Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Recently issued accounting pronouncements:

Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (See Footnote 9). Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The Financial Accounting Standards Board decided that the amendments in this Update should be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Due to the Company’s net operating losses, implementation of ASU 2018-2 would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Accounting Standards Update No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 covers income tax accounting implications of the Tax Cuts and Jobs Act, for instance, ASU 2018-05 introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act will also have international tax consequences for many companies that operate internationally. The Financial Accounting Standards Board decided that the amendments in this Update should be effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after March 13, 2018. The Company is currently evaluating the impact of ASU 2018-05 on the Company’s financial position, results of operations and cash flows.

Other Accounting Standards Updates issued in 2018 are not applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2018	2017	2018	2017
Customer #1	─	─	10%	13%
Customer #2	48%	─	24%	14%
Customer #3	─	─	24%	30%
Customer #4	24%	44%	23%	─
Customer #5	26%	54%	─	─
Total concentration	98%	98%	57%	57%

The following table summarizes sales concentrations:

	December 31, 2018	December 31, 2017
Sales within the United States	90%	88%
Sales outside of the United States	10%	12%
Total	100%	100%

3.	Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2018		2017
Machinery and equipment	$		$59
Office furniture and fixtures		15	25
Leasehold improvements		─	─
Purchased software		─	1
		15	85
Less accumulated depreciation and amortization		(13)	(72)
		$2	$13

4.	Chinese Joint Venture (Non-Controlling Interest):

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People's Republic of China. The Joint Venture's business license expires October 18, 2043. There were no operations in 2018 or 2017. The Joint Venture had no revenue and no long-lived assets as of December 31, 2018 and 2017. During the year ended December 31, 2017, the Company recorded a non-cash charge to income of $550 related to the write-off of the interest in the joint venture.

5.	Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services. The estimates are for current liabilities that should be extinguished within one year. The Company reclassified certain accrued liabilities to long-term at December 31, 2018.

The Company had the following other accrued liabilities at December 31:

	2018		2017
Accrued professional services	$	─	$15
Rents		─	3
Management fees		─	440
Accrued interest		288	129
Delaware Franchise tax		194	129
Other		42	24
Total		$524	$740

The Company had the following other long term accrued liabilities at December 31:

	2018	2017
Management fees	606	─
Accrued interest	18	─
Commissions and deferred compensation	41	7
Total	$665	$7

6.	Debt:

Advances:

In April, May, and June 2018, the Company received, from investors, advances aggregating $115 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The receivables were collected and $40 of the advances were repaid in May 2018, along with $2 in advance fees per the agreement. The advance fees were recorded as interest expense in the quarter ended June 30, 2018. The remaining $75 advances were converted into secured convertible notes in August 2018.

6.	Debt (continued):

Notes payable:

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 in secured notes with the same terms as the secured notes issued in the May 2017 financing and $200 in unsecured notes with the same terms as the November 2016 financing. The unsecured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The unsecured notes bear interest at the rate of 6% per annum, and are due December 31, 2019. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2019 and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In August 2018, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was paid in cash, $75 was exchanged for the remaining advances described above and $61 was in the form of an Original Issue Discount (“OID”) on these amounts. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum, are due December 31, 2019 and are secured by an interest in all the Company's rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable.

In December 2018, the Company issued short-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $346 in cash. The short-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new debt and/or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 10% per annum and are due December 31, 2019.

7.	Stockholders’ equity (deficit):

Common stock options:

At December 31, 2018, the Company has two stock-based employee compensation plans, the 2009 Stock Compensation Plan, and the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2009 and 2011 plans under individual plans.

Information with respect to the Stock Compensation Plans at December 31, 2018 is as follows:

	2009 Stock Compensation Plan	2011 Stock Compensation Plan
Shares authorized for issuance	7,000	1,250,000
Option vesting period	Quarterly over 3 years	Immediate/Quarterly over 3 years
Date adopted by shareholders	─	November 2011
Option term	7 Years	7 Years
Options outstanding	─	736
Options exercisable	─	95
Weighted average exercise price	$─	$3.65

7.	Stockholders’ equity (deficit) (continued):

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

Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. The fair value calculations are based on the following assumptions:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Risk free interest rate	1.91%	1.56% - 1.79%
Expected life (years)	6.3	5.30 – 6.80
Expected volatility	180.51%	184.14% - 212.15%
Expected dividends	None	None
Estimated average forfeiture rate	1.91%	5.87%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2018 and 2017. There were no stock options exercised during the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Research and development	$86	$60
General and administrative	115	51
Director options and consultants	24	32
Stock-based compensation expense included in operating expenses	$225	$143

As of December 31, 2018, there was $212 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2018.

7.	Stockholders’ equity (deficit) (continued):

Common stock options (continued):

The summary activity for the Company’s 2011 Stock Compensation Plans is as follows:

	December 31, 2018					December 31, 2017
	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	736	$3.65	$	─		71	$45.21	$	─
Granted	393	$0.78	$	─		899	$0.50	$	─
Forfeited/ Cancelled	(92)	$13.91	$	─		(234)	$4.24	$	─

Outstanding at period end	1,037	$1.65	$	─	5.92	736	$3.65	$	─	6.34
Options vested and exercisable at period end	320	$3.92	$	─	5.40	95	$24.41	$	─	4.12

Weighted average grant-date fair value of options granted during the period	$0.76					$0.33

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per share
$0.01 ─ $25.00	1,010	6.02	$0.63	292	$0.62
$25 ─ $625	27	2.25	$38.81	28	$38.81
	1,037	5.92	$1.65	320	$3.92

A summary of the status of the Company’s non-vested shares as of December 31, 2018 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2018	641	$0.39
Granted	393	$0.76
Canceled/Forfeited	(55)	$0.31
Vested	(262)	$0.65
Non-vested at December 31, 2018	717	$0.54

7.	Stockholders’ equity (deficit) (continued):

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

Warrants:

There were no warrants issued in 2018 and 2017. There were no warrant exercises in 2018 and 2017.

A summary of the warrant activity is as follows:

	December 31, 2018		December 31, 2017
	Shares	Weighted Average Exercise Price per share	Shares	Weighted Average Exercise Price per share
Outstanding at beginning of period	1,878	$2.52	1,882	$2.52
Expired	(50)	$15.63	(4)	$34.38
Outstanding at end of period	1,828	$2.16	1,878	$2.52
Exercisable at end of period	1,828	$2.16	1,878	$2.52

A summary of the status of the warrants outstanding as of December 31, 2018 is as follows:

Number of Shares Outstanding and Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price per share
1,551	2.0	$1.85
277	0.12	$0.25
1,828	1.86	$2.16

As of December 31, 2018, 2,865 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

8.	Commitments and Contingencies:

Lease commitments:

In June 2018, the Company negotiated a cancellation agreement with its landlord to cancel its office lease and move to facilities which better suit its needs, saving the Company $112 net, over the remaining 16 months of the old lease term. Facilities rent expense was approximately $66 and $109 in 2018 and 2017, respectively.

The office space secured in June 2018 is on a month to month rental basis and can be surrendered at any time without penalty.

9.	Income taxes:

At December 31, 2018, the Company had net operating loss carryforwards of $67,374 for federal income tax purposes which will begin to expire in 2019 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $36,127. These state net operating losses carryforwards will begin to expire in the year 2018 if unused.

Deferred tax assets and liabilities at December 31 consist of the following:

	2018		2017
Deferred tax assets:
Net operating loss carry-forwards		$16,672		$17,359
Accruals and reserves		263		51
Deferred revenue		84		143
Intangibles		486		490
Other, net		42		39

Fixed assets		─		13
Gross tax assets		17,547		18,095

Valuation allowance		(17,547)		(18,095)

Net deferred tax assets	$	─	$	─

The Company’s provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Income tax benefit at the federal statutory rate	$(209)	$(661)
State income tax benefit	(69)	(135)
NOL expiration	938	118
Prior year true-ups	(195)	15
Permanent items and other	81	354
Tax cuts and Jobs Act Rate Changes	─	9,090
Change in valuation allowance	(548)	(8,781)
Income tax expense	$(2)	$ ─

A full valuation allowance has been established for the Company’s net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

Current tax laws impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an “ownership change”, as defined by the Internal Revenue Code (IRC). If there should be an ownership change, the Company’s ability to utilize its carryforwards could be limited.

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

9.	Income taxes (continued):

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial

9.	Subsequent event

On February 6, 2019, the Company issued warrants to purchase 985,000 shares of common stock to 4 consultants and an employee in connection with the accrued compensation owed by the Company to the employee and consultants. The warrants are exercisable for three years with an exercise price of $0.50 per share. The warrants may not be exercised for cash or on a cashless basis, and may solely be exercised using the holder’s outstanding accrued compensation on the date of exercise.

In addition, the Company issued stock options to purchase 10,000 shares of common stock to each of the Company’s four independent directors. The options vest quarterly over three years and have an exercise price of $0.50 per share.