Form 10-Q
period 2019-03-31
iSign Solutions Inc.
filed 2019-05-15
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes ☐      No ☒

Number of shares outstanding of the issuer’s Common Stock as of May 15, 2019: 5,761,980.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2019	2018
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$280	$335
Accounts receivable, net of allowance of $1 at March 31, 2019 and $1 at December 31, 2018, respectively	43	84
Prepaid expenses and other current assets	59	46
Total current assets	382	465
Property and equipment, net	3	2
Other assets	5	5
Total assets	$390	$472

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,266	$1,280
Short-term debt, net	2,220	2,210
Accrued compensation	78	81
Other accrued liabilities	598	524
Deferred revenue	362	281
Total current liabilities	4,524	4,376
Deferred revenue long-term	–	36
Other long-term liabilities	703	665
Total liabilities	5,227	5,077
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	58	58
Treasury shares, 5 at March 31, 2019 and December 31, 2018, respectively	(325)	(325)
Additional paid in capital	129,310	129,251
Accumulated deficit	(133,880)	(133,589)
Total stockholders’ deficit	(4,837)	(4,605)
Total liabilities and stockholders’ deficit	$390	$472

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Revenue:
Product	$41	$40
Maintenance	158	174
Total revenue	199	214

Operating costs and expenses:
Cost of sales:
Product	2	3
Maintenance	16	7
Research and development	171	229
Sales and marketing	26	19
General and administrative	204	176
Total operating costs and expenses	419	434

Loss from operations	(220)	(220)

Interest expense:
Related party	(14)	(8)
Other	(47)	(30)
Amortization of debt discount:
Related party	(3)	(7)
Other	(7)	(17)
Loss before income tax expense	(291)	(282)

Income tax expense	─	(2)
Net loss	$(291)	$(284)
Basic and diluted net loss per common share	$(0.05)	$(0.05)
Weighted average common shares outstanding, basic and diluted	5,762	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	5,760	$58	5	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	─	─	─	─	$59	─	59
Net loss	─	─	─	─	─	(291)	(291)
Balance, March 31, 2019	5,760	$58	5	$(325)	$129,310	$(133,880)	$(4,837)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	equity
Balance January 1, 2018	5,760	$58	5	$(325)	$129,027	$(132,562)	$(3,802)
Stock-based compensation	─	─	─	─	48	─	48
Net loss	─	─	─	─	─	(284)	(284)
Balance, March 31, 2018	5,760	$58	5	$(325)	$129,075	$(132,846)	$(4,038)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(291)	$(284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Stock-based compensation	59	48
Amortization of debt discount	10	24
Changes in operating assets and liabilities:
Accounts receivable, net	41	14
Prepaid expenses and other assets	(13)	6
Accounts payable	(14)	(14)
Accrued compensation	(3)	(54)
Other accrued and long-term liabilities	112	79
Deferred revenue	45	10
Net cash used in operating activities	(53)	(169)

Cash flows from investing activities:
Acquisition of property and equipment	(2)	(─ )
Net cash used in investing activities	(2)	(─ )

Net decrease in cash and cash equivalents	(55)	(169)
Cash and cash equivalents at beginning of period	335	285
Cash and cash equivalents at end of period	$280	$116

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Three Months Ended March 31,
	2019		2018
Supplementary disclosure of cash flow information
Interest paid		$1	$	─
Income taxes paid	$	─		$2

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

FORM 10-Q

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

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2019 the Company’s accumulated deficit was $133,880. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2019, the Company’s cash balance was $280. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies (continued)

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Update No. 2019-01, Leases (Topic 842), Codification Improvements. The amendments in this Update include the following items: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) presentation on the statement of cash flows—sales-type and direct financing leases; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The amendments in ASU 2019-01 for Issue 1 affect all lessors that are not manufacturers or dealers (generally financial institutions and captive finance companies); for Issue 2, all lessors that are depository and lending entities within the scope of Topic 942; for Issue 3, all entities that are lessees or lessors. The effective date of the amendments in ASU 2019-01 are for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.

The Company adopted ASU 2019-01 effective January 1, 2019. The adoption of ASU 2019-01 will have no impact on the Company’s financial statements.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2019	2018	2019	2018
Customer #1	–	–	12%	14%
Customer #2	83%	76%	17%	11%
Customer #3	–	–	18%	16%
Customer #4	–	–	20%	20%
Customer #5	–	16%	–	–
Total concentration	83%	92%	67%	61%

3.	Net Loss Per Share

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Stock options	1,077	736
Warrants	2,813	1,839

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

4.	Debt

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

During the three months ended March 31, 2019, the Company accrued $61 of interest expense, $53 associated with the notes, of which $13 was to related parties and $40 was to other investors. For the three months ended March 31, 2018, the Company accrued $38 of interest expense, $32 associated with the notes, of which $8 was to related parties and $24 was to other investors.

The Company recorded $10 and $24 in debt discount amortization for the three months ended March 31, 2019 and 2018, respectively.

5.	Stockholders’ Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2019 and 2018 was approximately 0.11% and 5.95%, respectively, based on historical data.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

The Company granted stock options to purchase 40,000 shares of common stock during the three months ended March 31, 2019. No options were granted during the three months ended March 31, 2018. There were no stock options exercised during the three months ended March 31, 2019 and 2018, respectively.

The fair value calculations for the stock options granted are based on the following assumptions:

Three Months Ended March 31, 2019
Risk free interest rate	2.30%
Expected life (years)	6.1
Expected volatility	191.65%
Expected dividend yield	None

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2019	2018
Research and development	$10	$31
Sales and marketing	–	–
General and administrative	40	13
Director	9	4
Total stock-based compensation	$59	$48

A summary of option activity under the Company’s plans for the three months ended March 31, 2019 and 2018 is as follows:

	2019				2018
Options	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	1,037	$1.65	–	$–	736	$3.65	–	–
Granted	40	$0.50	–	–	–	$–	–	–
Outstanding at March 31	1,077	$1.61	5.72	$–	736	$3.65	6.11	–
Vested and expected to vest at March 31	1,077	$1.61	5.72	$–	702	$3.86	6.09	$–
Exercisable at March 31	402	$3.24	5.28	$–	153	$15.67	4.82	$–

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.01 - $0.50	655	5.49	$0.50	307	$0.50
$0.51 - $1.00	393	6.36	0.78	66	0.78
$1.01 - $25.00	2	3.33	15.94	2	15.94
$25.00 - $625.00	27	2.00	38.81	27	38.81
Total	1,077	5.72	1.61	402	3.24

A summary of the status of the Company’s non-vested shares as of March 31, 2019 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2019	718	$0.54
Granted	40	$0.50
Vested	(83)	$0.65
Non-vested at March 31, 2019	675	$0.52

As of March 31, 2019, there was $127 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 2.60 years.

Warrants

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

A summary of the warrant activity to purchase shares of Common Stock for the three months ended March 31 is as follows:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,828	$2.08	1,878	$2.46
Issued	985	$0.50	–	$–
Expired/Canceled	–	$–	(39)	$15.63
Outstanding at end of period	2,813	$1.53	1,839	$2.18
Exercisable at end of period	2,813	$1.53	1,839	$2.18

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

A summary of the status of the warrants outstanding and exercisable to purchase shares of Common Stock as of March 31, 2019 is as follows:

Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price per share

1,551	2.2	$2.18
277	0.5	$1.63
985	2.9	$0.50
2,813	2.3	$1.53

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, including the following:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2018, net losses aggregated approximately $2,974, and, at March 31, 2019, the Company’s accumulated deficit was approximately $133,880.

For the three months ended March 31, 2019, total revenue was $199, a decrease of $15, or 7%, compared to total revenue of $214 in the prior year period. The decrease in revenue is primarily attributable to a decrease in the Company’s maintenance revenue for the quarter.

The net loss for the three months ended March 31, 2019 was $291, an increase of $7, or 2%, compared to a net loss of $284 in the prior year period. The increase in net loss is due to the increase in interest expense of $23 or 61%, offset by the decrease in the amortization of debt discount.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Form 10-K.

Effect of Recent Accounting Pronouncement

Accounting Standards Updates issued as of March 31, 2019 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2019, product revenue was $41, an increase of $1, or 3%, compared to product revenue of $40 in the prior year period. The increase in product revenue is primarily due to transaction volume compared to the prior year quarter. For the three months ended March 31, 2019, maintenance revenue was $158, a decrease of $16, or 9%, compared to maintenance revenue of $174 in the prior year period. The decrease in maintenance revenue was due to the non-renewal of certain maintenance contracts during 2018.

Cost of Sales

For the three months ended March 31, 2019, cost of sales was $18, an increase of $8, or 80%, compared to cost of sales of $10 in the prior year period. The increase in cost of sales is primarily attributable to the increase in direct engineering costs associated with maintenance activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2019, research and development expense was $171, a decrease of $58, or 25%, compared to research and development expense of $229 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The decrease in research and development expense was due to a reduction in salaries and related expenses due to a reduction in headcount of one engineer, and reductions in the utilization of outside engineering services and facilities expense compared to the prior year. Gross engineering expenses, before allocations to cost of sales, decreased by $58, or 23%, compared to the prior year period, due primarily to the same factors discussed above.

Sales and Marketing Expenses

For the three months ended March 31, 2019, sales and marketing expense was $26, an increase of $7, or 37%, compared to $19 in the prior year period. The increase was primarily attributable to an increase in commissions and professional services in connection with the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

General and Administrative Expenses

For the three months ended March 31, 2019, general and administrative expense was $204, an increase of $28, or 16%, compared to general and administrative expense of $176 in the prior year period. The increase was due primarily to increases in stock option compensation expense of $27, offset by reductions of $4 in other administrative overhead expenses, compared to the prior year period.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Other income and expense

Interest expense for the three months ended March 31, 2019 was $61, an increase of $23, or 61% compared to interest expense of $38 in the prior year period. The increase is due to an increase in short-term debt and other unpaid interest bearing liabilities. Interest expense on short-term debt associated with related parties was $14 and non-related party interest expense was $47.

Amortization of debt discount was $10 for the three months ended March 31, 2019, a decrease of $14, or 58% compared to $24 in the prior year period. The extension of the due dates for the secured and unsecured convertible promissory notes to December 31, 2019 resulted in this decline in amortization expense.

Liquidity and Capital Resources

At March 31, 2019, cash and cash equivalents totaled $280, compared to cash and cash equivalents of $335 at December 31, 2018. The decrease in cash was due to cash used in operating activities of $53 and cash used in investing activities of $2. At March 31, 2019, total current assets were $382 compared to total current assets of $465 at December 31, 2018. At March 31, 2019, the Company’s principal sources of funds included its cash and cash equivalents aggregating $280.

At March 31, 2019, accounts receivable net, was $43, a decrease of $41, or 49%, compared to accounts receivable, net of $84 at December 31, 2018. The decrease is due primarily to faster collection times for accounts receivable.

At March 31, 2019, prepaid expenses and other current assets were $59, an increase of $13, or 28%, compared to prepaid expenses and other current assets of $46 at December 31, 2018. The increase is due primarily to prepayments of certain engineering services during the quarter.

At March 31, 2019, total current liabilities were $4,506, an increase of $130, or 3%, compared to total current liabilities of $4,376 at December 31, 2018.

At March 31, 2019, accounts payable were $1,266, a decrease of $14, or 1%, from the December 31, 2018 balance of $1,280. The decrease is due primarily to payments made during the quarter.

At March 31, 2019, accrued compensation was $78, a decrease of $3, or 4%, compared to accrued compensation of $81 at December 31, 2018. The decrease is due primarily to the payment of commissions and deferred compensation during the quarter ended March 31, 2019.

Other accrued liabilities were $598, an increase of $74, or 14%, compared to other accrued liabilities of $524 at December 31, 2018, primarily due to the accrual of interest on the Company’s debt and certain franchise taxes.

Deferred revenue, including the long-term portion, was $362 at March 31, 2019, an increase of $45, or 14%, compared to deferred revenue of $317 at December 31, 2018. The increase is primarily due to the renewal of maintenance contracts offset by the recognition of maintenance revenues during the quarter ended March 31, 2019.

For the three months ended March 31, 2019, the Company incurred $61 of interest expense and $10 in amortization of debt discount. For the three months ended March 31, 2018, the Company incurred $38 of interest expense and $24 in amortization of debt discount.

The Company had no material commitments as of March 31, 2019.

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

FORM 10-Q

(In thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2019.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2019 and 2018, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Part II-Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State’s office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1A, filed December 20, 2007.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1A, filed December 20, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1A filed on December 20, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Designations of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 14, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14,2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

May 15, 2019	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)