Form 10-Q
period 2019-06-30
iSign Solutions Inc.
filed 2019-08-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Number of shares outstanding of the issuer’s Common Stock, as of August 14, 2019: 5,761,980

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30,	December 31,
	2019	2018
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$278	$335
Accounts receivable, net of allowance of $0 at June 30, 2019 and $1 at December 31, 2018, respectively	47	84
Prepaid expenses and other current assets	33	46
Total current assets	358	465
Property and equipment, net	3	2
Other assets	5	5
Total assets	$366	$472

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,267	$1,280
Short-term debt	2,230	2,210
Accrued compensation	75	81
Other accrued liabilities	665	524
Deferred revenue	426	281
Total current liabilities	4,663	4,376
Deferred revenue long-term	−	36
Other long-term liabilities	741	665
Total liabilities	5,404	5,077
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	58	58
Treasury shares, 5 at June 30, 2019 and December 31, 2018, respectively	(325)	(325)
Additional paid-in capital	129,358	129,251
Accumulated deficit	(134,129)	(133,589)
Total stockholders’ deficit	(5,038)	(4,605)
Total liabilities and stockholders’ deficit	$366	$472

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Product	$41	$34	$81	$73
Maintenance	186	192	344	367
Total revenue	227	226	425	440

Operating costs and expenses:
Cost of sales:
Product	1	2	2	5
Maintenance	17	11	33	19
Research and development	181	238	352	466
Sales and marketing	27	42	53	61
General and administrative	190	153	395	328
Total operating costs and expenses	416	446	835	879

Loss from operations	(189)	(220)	(410)	(439)

Other income (expense), net	15	(44)	14	(44)
Interest expense:
Related party	(14)	(8)	(27)	(16)
Other	(49)	(34)	(96)	(64)
Amortization of debt discount:
Related party	(3)	(8)	(6)	(14)
Other	(7)	(20)	(14)	(38)
Loss before income tax expense	(247)	(334)	(539)	(615)

Income tax expense	(1)	−	(1)	(2)
Net loss	$(248)	$(334)	$(540)	$(617)
Basic and diluted net loss per common share	$(0.04)	$(0.06)	$(0.09)	$(0.11)
Weighted average common shares outstanding, basic and diluted	5,762	5,762	5,762	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2019	5,760	$58	5	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	─	─	─	─	107	─	107
Net loss	─	─	─	─	─	(540)	(540)
Balance, June 30, 2019	5,760	$58	5	$(325)	$129,358	$(134,129)	$(5,038)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2018	5,760	$58	5	$(325)	$129,027	$(132,562)	$(3,802)
Stock-based compensation	─	─	─	─	75	─	75
Net loss	─	─	─	─	─	(617)	(617)
Balance, June 30, 2018	5,760	$58	5	(325)	$129,102	$(133,179)	$(4,344)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(540)	$(617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	4
Debt discount amortization	20	52
Loss on disposal of fixed assets	-	7
Stock-based compensation	107	75
Changes in operating assets and liabilities:
Accounts receivable, net	37	(17)
Prepaid expenses and other assets	13	22
Accounts payable	(13)	11
Accrued compensation	(6)	(53)
Other accrued and long-term liabilities	217	220
Deferred revenue	109	46
Net cash used in operating activities	(54)	(250)

Cash flows from investing activities:
Acquisition of property and equipment	(3)	−
Net cash used in investing activities	(3)	−

Cash flows from financing activities:
Proceeds from the issuance of short-term debt	−	115
Payments on short-term debt	−	(40)
Net cash provided by financing activities	−	75

Net decrease in cash and cash equivalents	(57)	(175)
Cash and cash equivalents at beginning of period	335	285
Cash and cash equivalents at end of period	$278	$110

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019		2018
Supplementary disclosure of cash flow information
Interest paid	$	−	$2
Income taxes paid		$1	$2

Non-cash financing and investing transactions:
Original issue discount on secured convertible promissory notes	$	−	$8

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2019, the Company’s accumulated deficit was $134,129. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2019, the Company’s cash balance was $278. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company adopted ASU 2019-01 effective January 1, 2019. The adoption of ASU 2019-01 had no impact on the Company’s financial statements.

Other Accounting Standards Updates issued in 2019 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2019	2018	2019	2018	2019	2018
Customer #1	70%	77%	17%	11%	16%	11%
Customer #2	−	−	10%	10%	11%	12%
Customer #3	−	−	33%	25%	29%	23%
Customer #4	−	−	15%	16%	16%	16%
Customer #5	21%	15%	−	−	−	−
Customer #6	−	−	−	−	−	10%
Total concentration	91%	92%	75%	62%	72%	72%

3.	Net Loss per Share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Stock options	1,077	726	1,077	726
Warrants	2,812	1,839	2,812	1,839

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

4.	Debt

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

In June 2019, one noteholder sold its unsecured note in the amount of $400 plus accrued interest of $72 to six current investors, one of which is a related party. The new notes bear interest at the rate of 10% per annum and are due December 31, 2019.

During the three and six months ended June 30, 2019, the Company accrued $63 and $123 of interest expense, $54 and $107, respectfully, was associated with the notes, of which $14 and $27 was to related parties and $49 and $96 was to other investors. For the three and six months ended June 30, 2018, the Company accrued $42 and $80 of interest expense, $34 and $66 associated with the notes, of which $8 and $16, respectfully, was to related parties and $34 and $64 was to other investors.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

4.	Debt (continued)

For the three and six months ended June 30, 2019, the Company recorded $10 and $20 in debt discount amortization, respectively. For the three and six months ended June 30, 2018, the Company recorded $28 and $52 in debt discount amortization, respectively.

5.	Stockholders’ Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended June 30, 2019 and 2018, was approximately 13.4% and 5.91%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

There were 40 stock options granted, and no stock options exercised during the three and six months ended June 30, 2019.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$8	$23	$17	$54
General and administrative	$32	$1	$73	$14
Director and consultant options	$8	$2	$17	$7
Total stock-based compensation expense	$48	$26	$107	$75

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Stockholders’ Equity (Deficit) (continued)

A summary of option activity under the Company’s plans for the six months ended June 30, 2019 and 2018 is as follows:

	2019						2018
Options	Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,037		$1.65	−	$	−	736		$3.65		$	−
Granted	40		$0.50	−	$	−	−	$	−		$	−
Forfeited or expired	−	$	−	−	$	−	(10)		$79.80		$	−
Outstanding at June 30	1,077		$1.61	5.50	$	−	726		$2.56	5.94	$	−
Vested and expected to vest at June 30	1,070		$1.61	5.50	$	−	696		$2.69	5.93	$	−
Exercisable at June 30	489		$2.77	5.16	$	−	213		$7.50	5.32	$	−

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per Share
$0.01 – $0.50	655	5.27	$0.50	361	$0.50
$0.51 – $625.00	422	5.85	$3.33	128	$9.20
Total	1,077	5.50	$1.61	489	$2.77

A summary of the status of the Company’s non-vested shares as of June 30, 2019 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2019	718	$0.54
Granted	40	$0.50
Vested	(170)	$0.63
Non-vested at June 30, 2019	588	$0.64

As of June 30, 2019, there was a total of $149 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 2.12 years.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

6.	Stockholders’ Equity (Deficit) (continued)

Warrants

A summary of the warrant activity for the six months ended June 30 is as follows:

	2019			2018
	Shares	Weighted Average Exercise Price Per Share		Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,828		$2.08	1,878		$2.46
Issued	985		$0.50	−	$	−
Expired	−	$	−	(39)		$15.63
Outstanding at end of period	2,813		$1.53	1,839		$1.58
Exercisable at end of period	2,813		$1.53	1,839		$1.58

A summary of the status of the warrants outstanding and exercisable as of June 30, 2019 is as follows:

Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

1,550	1.91	$2.18
278	0.26	$1.63
985	2.64	$0.50
2,813	2.00	$1.53

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2018, net losses aggregated approximately $2,974, and, at June 30, 2018, the Company’s accumulated deficit was approximately $134,129.

For the three months ended June 30, 2019, total revenue was $227, an increase of $1, or 0.4%, compared to total revenue of $226 in the prior year period. For the six months ended June 30, 2019, total revenue was $425, a decrease of $15, or 3%, compared to total revenue of $440 in the prior year period. The change in revenue for the six months ended June 30, 2019 is due primarily to a decrease in maintenance revenue of $23, or 6%, compared to the prior year period, offset by an increase of $8, or 11%, in product sales.

The net loss for the three months ended June 30, 2019 was $248, a decrease of $86, or 26%, compared to a net loss of $334 in the prior year period. The three month loss from operations decreased $31, or 14%, to $189 compared to $220 in the prior year period. The decrease was due to a net decrease in overhead expenses. For the six months ended June 30, 2019 the net loss was $540, a decrease of $77, or 12%, compared to a net loss of $617 in the prior year period. The six month loss from operations decreased $29, or 7%, to $410 compared to $439 in the prior year period. These decreases were due to the same factor discussed for the three month period above.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

In June 2019, one noteholder sold its unsecured note in the amount of $400 plus accrued interest of $72 to six current investors, one of which is a related party. The new notes bear interest at the rate of 10% per annum and are due December 31, 2019.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Form 10-K.

Effect of Recent Accounting Pronouncements

Accounting Standards Updates issued in 2019 are being evaluated by the Company, however, implementation is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended June 30, 2019, product revenue was $41, an increase of $7, or 21%, compared to product revenue of $34 in the prior year period. The increase in revenue is primarily attributable to increases in transactional revenue compared to the prior year period. For the three months ended June 30, 2019, maintenance revenue was $186, a decrease of $6, or 3%, compared to maintenance revenue of $192 in the prior year period. The decrease is primarily due to a decrease in net maintenance fee renewals in the first calendar quarter of 2019.

For the six months ended June 30, 2019, product revenue was $81, an increase of $8, or 11%, compared to product revenue of $73 in the prior year period. The increase in product revenue is primarily due to the same factors for the three-month period discussed above. For the six months ended June 30, 2019, maintenance revenue was $344, a decrease of $23, or 6%, compared to maintenance revenue of $367 in the prior year period. The decrease in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended June 30, 2019, cost of sales was $18, an increase of $5, or 38%, compared to cost of sales of $13 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to transactional and maintenance revenue generating contracts during the three months ended June 30, 2019, compared to the prior year period.

For the six months ended June 30, 2019, cost of sales was $35, an increase of $11, or 46%, compared to cost of sales of $24 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to transactional and maintenance revenue generating contracts, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2019, research and development expense was $181, a decrease of $57, or 24%, compared to research and development expense of $238 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Total salaries and related costs decreased $15, or 9%, due to the reduction of one engineer in the fourth quarter of 2018. Other general expenses decreased $37, or 37%, due to reductions in professional services and facilities costs compared to the prior year. The reductions in salary and overhead expenses were enhanced by an increase of $5 in allocated labor costs. Total expenses, before allocations for the three months ended June 30, 2019, were $202, a decrease of $52, or 20%, compared to $254 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above and planned cost reductions put in place during the prior year.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

For the six months ended June 30, 2019, research and development expense was $352, a decrease of $114, or 24%, compared to research and development expense of $466 in the prior year period. Total expenses, before allocations to cost of sales, for the six months ended June 30, 2019, were $394, a decrease of $107, or 21%, compared to $501 in the prior year period. The reasons for these decreases during the six-month period ended June 30, 2019 are the same as for the three-month period discussed above.

Sales and Marketing Expense

For the three months ended June 30, 2019, sales and marketing expense was $27, a decrease of $15, or 36%, compared to sales and marketing expense of $42 in the prior year period. For the six months ended June 30, 2019, sales and marketing expense was $53, a decrease of $8, or 13%, compared to sales and marketing expense of $61 in the prior year period. These decreases were primarily attributable to reductions in professional services and allocated expenses.

General and Administrative Expense

For the three months ended June 30, 2019, general and administrative expense was $190, an increase of $37, or 24%, compared to general and administrative expense of $153 in the prior year period. The increase was primarily due to an increase in stock option compensation of $31 or 3067%. Other general administrative expenses increased $6, or 4%, compared to the prior year period.

For the six months ended June 30, 2019, general and administrative expense was $395, an increase of $67, or 20%, compared to general and administrative expense of $328 in the prior year period. The increase was primarily due to the same factors discussed for the three-month period ended June 30, 2018.

Other Income and Expense

For the three and six months ended June 30, 2019, other income was $15 and $14, respectively, an increase of $59 and $58, respectively, compared to other expense of $44 for the three and six months ended June 30, 2018. The change in other income and expense is due primarily to the collection in 2019 of $13 of accounts receivable written off in the prior year, and other expenses in the prior year related to a $37 termination fee for the early cancelation of an office lease and $7 disposal of certain fixed assets.

For the three months ended June 30, 2019, interest expense was $63, an increase of $21, or 50% compared to interest expense of $42 in the prior year period. For the six months ended June 30, 2019, interest expense was $123, an increase of $43, or 54%, compared to interest expense of $80 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the six months ended June 30, 2019 compared to the prior year period.

Amortization of debt discount was $10 and $20 for the three and six month periods ended June 30, 2019 compared to $28 and $52 in the same periods of the prior year, respectively. The decrease was due to the extension of the maturity date of the Company’s debt to December 31, 2019.

Liquidity and Capital Resources

At June 30, 2019, cash and cash equivalents totaled $278, compared to cash and cash equivalents of $335 at December 31, 2018. The decrease in cash was due to net cash used in operating activities of $54 and cash used in investing activities of $3 for the six month period ended June 30, 2019. At June 30, 2019, total current assets were $358, compared to total current assets of $465 at December 31, 2018. At June 30, 2019, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $278.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

At June 30, 2019, accounts receivable net, was $47, a decrease of $37, or 44%, compared to accounts receivable net of $84 at December 31, 2018. The decrease is due primarily to faster collections and the timing of billings during the six months ended June 30, 2019.

At June 30, 2019, prepaid expenses and other current assets were $33, a decrease of $13, or 28%, compared to prepaid expenses and other current assets of $46 at December 31, 2018. The decrease is due primarily to the expensing of prepaid insurance premiums and minimizing the dollar amount of new prepaid expenses incurred during the six-month period. At June 30, 2019, total current liabilities were $4,663, an increase of $287, or 7%, compared to total current liabilities of $4,376 at December 31, 2018. At June 30, 2019, accounts payable was $1,267, a decrease of $13, or 1%, compared to accounts payable of $1,280 at December 31, 2018. At June 30, 2019, accrued compensation was $75, a decrease of $6, or 7%, compared to accrued compensation of $81 at December 31, 2018. The decreases are due primarily to cost saving measures put in place by the Company. Other accrued liabilities were $665, an increase of $141, or 27%, from $524 at December 31, 2018 primarily due to the accrual of additional interest expense on the Company’s debt and certain franchise taxes.

At June 30, 2019, current deferred revenue was $426, an increase of $145, or 52%, compared to current deferred revenue of $281 at December 31, 2018. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

In June 2019, one noteholder sold its unsecured note in the amount of $400 plus accrued interest of $72 to six current investors, one of which is a related party. The new notes bear interest at the rate of 10% per annum and are due December 31, 2019.

The Company recorded $10 and $28 in debt discount amortization for the three and six months ended June 30, 2019, respectively, related to the 2016 debt financings.

The Company incurred $63 and $123, respectively, of interest expense for the three and six months ended June 30, 2019, none of which was paid in cash.

The Company had no material commitments as of June 30, 2019.

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

FORM 10-Q

(In thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2019.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2019 and 2018, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Part II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State’s office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 20, 2007.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

August 14, 2019	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)