Form 10-Q
period 2019-09-30
iSign Solutions Inc.
filed 2019-11-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Number of shares outstanding of the issuer’s Common Stock as of November 14, 2019: 5,761,980.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30,	December 31,
	2019	2018
Assets	Unaudited
Current assets:
Cash and cash equivalents	$37	$335
Accounts receivable, net of allowance of $0 at September 30, 2019 and $1 at December 31, 2018, respectively	61	84
Prepaid expenses and other current assets	36	46
Total current assets	134	465
Property and equipment, net	9	2
Other assets	5	5
Total assets	$148	$472

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,249	$1,280
Short-term debt	2,239	2,210
Accrued compensation	72	81
Other accrued liabilities	744	524
Deferred revenue	293	281
Total current liabilities	4,597	4,376
Deferred revenue long-term	-	36
Other long-term liabilities	613	665
Total liabilities	5,210	5,077
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	58	58
Treasury shares, 5 at September 30, 2019 and December 31, 2018, respectively	(325)	(325)
Additional paid-in capital	129,607	129,251
Accumulated deficit	(134,402)	(133,589)
Total stockholders’ deficit	(5,062)	(4,605)
Total liabilities and stockholders’ deficit	$148	$472

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Product	$45	$24	$126	$97
Maintenance	168	173	512	539
Total revenue	213	197	638	636

Operating costs and expenses:
Cost of sales:
Product	5	2	8	7
Maintenance	23	28	56	46
Research and development	179	166	531	632
Sales and marketing	10	14	63	75
General and administrative	147	179	541	507
Total operating costs and expenses	364	389	1,199	1,267

Loss from operations	(151)	(192)	(561)	(631)
Warrant expenses on long-term liabilities	(47)	-	(47)	-
Other income (expense), net	-	90	14	46
Interest expense:
Related party	(19)	(9)	(46)	(25)
Other	(46)	(36)	(142)	(100)
Amortization of debt discount:
Related party	(3)	(14)	(8)	(28)
Other	(7)	(34)	(22)	(72)
Loss before income tax expense	(273)	(195)	(812)	(810)

Income tax expense	-	-	(1)	(2)
Net loss	$(273)	$(195)	$(813)	$(812)
Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.14)	$(0.14)
Weighted average common shares outstanding, basic and diluted	5,760	5,760	5,760	5,760

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance January 1, 2019	5,760	$58	5	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	─	─	─	─	59	─	59
Net loss	─	─	─	─	─	(291)	(291)
Balance, March 31, 2019	5,760	$58	5	$(325)	$129,310	$(133,880)	$(4,837)
Stock-based compensation	─	─	─	─	48	─	48
Net loss	─	─	─	─	─	(249)	(249)
Balance, June 30, 2019	5,760	$58	5	$(325)	$129,358	$(134,129)	$(5,038)
Stock-based compensation	─	─	─	─	37	─	37
Warrants issued associated with other long-term labilities	─	─	─	─	212	─	212
Net loss	─	─	─	─	─	(273)	(273)
Balance, September 30, 2019	5,760	$58	5	$(325)	$129,607	$(134,402)	$(5,062)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance January 1, 2018	5,760	$58	5	$(325)	$129,027	$(132,562)	$(3,802)
Stock-based compensation	─	─	─	─	48	─	48
Net loss	─	─	─	─	─	(284)	(284)
Balance, March 31, 2018	5,760	$58	5	$(325)	$129,075	$(132,846)	$(4,038)
Stock-based compensation	─	─	─	─	27	─	27
Net loss	─	─	─	─	─	(333)	(333)
Balance, June 30, 2018	5,760	$58	5	(325)	$129,102	$(133,179)	$(4,344)
Stock-based compensation	─	─	─	─	68	─	68
Net loss	─	─	─	─	─	(195)	(195)
Balance, September 30, 2018	5,760	$58	5	$(325)	$129,170	$(133,374)	$(4,471)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(813)	$(812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	3
Debt discount amortization	30	100
Loss on disposal of fixed assets	-	8
Stock-based compensation	144	143
Changes in operating assets and liabilities:
Accounts receivable, net	23	(27)
Prepaid expenses and other current assets	10	(27)
Accounts payable	(31)	11
Accrued compensation	(9)	(61)
Other accrued and long-term liabilities	332	305
Deferred revenue	(24)	(44)
Net cash used in operating activities	(289)	(401)

Cash flows from investing activities: Acquisition of property and equipment	(9)	-
Net cash used in investing activities	(9)	-

Cash flows from financing activities:
Proceeds from issuance of short-term debt	-	320
Payment on short-term debt	-	(40)
Net cash provided by financing activities	-	280

Net decrease in cash and cash equivalents	(298)	(121)
Cash and cash equivalents at beginning of period	335	285
Cash and cash equivalents at end of period	$37	$164

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Supplementary disclosure of cash flow information:
Interest paid	$1	$2
Income tax paid	$1	$2

Non-cash financing and investing transactions:
Value of warrants issued on other long-term liabilities	$212	$-
Original issue discount on secured convertible promissory notes	$-	$64

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2019, the Company’s accumulated deficit was $134,402. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2019, the Company’s cash balance was $37. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2019	2018	2019	2018	2019	2018
Customer #1	58%	68%	17%	11%	18%	11%
Customer #2	24%	17%	-	-	-	-
Customer #3	16%	-	16%	12%	11%	12%
Customer #4	-	-	29%	28%	29%	24%
Customer #5	-	9%	17%	18%	16%	16%
Customer #6	-	-	-	-	-	10%
Total concentration	98%	94%	79%	69%	74%	73%

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

3.	Net loss per share

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants would be antidilutive:

	For the Three and Nine Months Ended
	September 30, 2019	September 30, 2018

Stock options	1,077	1,056
Warrants	2,812	1,828

4.	Debt

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

In June 2019, one noteholder sold its unsecured note in the amount of $400 plus accrued interest of $72 to six current investors, one of which is a related party. The original note was replaced by the issuance of new notes that continue to bear interest at the rate of 10% per annum and remain due December 31, 2019.

During the three and nine months ended September 30, 2019, the Company accrued $65 and $188 of interest expense, of which $19 and $46 was to related parties and $46 and $142 was to other investors. During the three and nine months ended September 30, 2018, the Company accrued $45 and $125 of interest expense, of which $9 and $25 was to related parties and $36 and $100 was to other investors.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

4.	Debt (continued)

The Company recorded $10 and $30 in debt discount amortization for the three and nine months ended September 30, 2019. The Company recorded $48 and $100 in debt discount amortization for the three and nine months ended September 30, 2018.

5.	Stockholders’ Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2019 and 2018, was approximately 13.4% and 5.91%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

The Company granted 40 stock options during the nine months ended September 30, 2019 at a weighted average exercise price of $0.50 per share. The Company granted 393 stock options during the nine months ended September 30, 2018 at a weighted average exercise price of $0.78 per share. There were no stock options exercised during the three and nine months ended September 30, 2019 and 2018. The fair value calculations for the stock options granted are based on the following assumptions:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Risk free interest rate	2.30%	1.91%
Expected life (years)	6.13	6.30
Expected volatility	191.65%	180.51%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$6	$18	$24	$72
General and administrative	25	43	98	56
Director options	6	8	22	15
Stock-based compensation expense	$37	$69	$144	$143

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

A summary of option activity under the Company’s plans as of September 30, 2019 and 2018 is as follows:

	2019				2018
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,037	$1.65		$-	736	$3.65		$-
Granted	40	$0.50		$-	393	$0.78		$-
Forfeited or expired	-	$-		$-	(73)	$14.86		$-
Outstanding at September 30	1,077	$1.61	5.22	$-	1,056	$1.81	6.07	$-
Vested and expected to vest at September 30	1,072	$1.61	5.22	$-	1,039	$1.78	6.06	$-
Exercisable at September 30	575	$2.45	4.95	$-	256	$5.46	5.03	$-

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.01 – $25.00	1,049	5.31	$0.63	547	$0.61
$25.01 - $625.00	28	1.50	$38.81	28	$38.81
Total	1,077	5.22	$1.61	575	$2.45

The following table summarizes the Company’s non-vested option shares as of September 30, 2019:

Non-vested Option Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2019	718	$0.64
Granted	40	$0.50
Vested	(255)	$0.63
Non-vested at September 30, 2019	503	$0.65

As of September 30, 2019, there was $112 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.44 years.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

Warrants

On February 2, 2019, the Company issued warrants to purchase 985 shares of common stock to employees and consultants associated with their unpaid salaries and consulting fees. The warrants are only exercisable on a cashless basis if the warrant holder elects to exchange their deferred salaries and consulting fees. The Company ascribed a value of $212 to the warrants which is booked as a discount to other long-term liabilities in the balance sheet. The value of the warrants will be amortized to warrant expenses on long−term liabilities in the statement of operations over the life of the warrants. The warrants have a three year life and an exercise price of $0.50 per share.

As of September 30, 2019, the Company has charged $47 of the warrant value to expense.

A summary of the warrant activity for the nine months ended September 30 is as follows:

	September 30, 2019		September 30, 2018
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,828	$2.08	1,878	$2.46
Issued	985	$0.50
Expired	-	$-	(50)	$15.63
Outstanding at end of period	2,813	$1.53	1,828	$1.59
Exercisable at end of period	2,813	$1.53	1,828	$1.59

A summary of the status of the warrants outstanding and exercisable as of September 30, 2019 is as follows:

Number of Shares Issuable Under Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

1,550	1.66	$2.18
278	0.01	$1.63
985	2.39	$0.50
2,813	1.75	$1.53

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2018, net losses aggregated $2,974, and, at September 30, 2019, the Company’s accumulated deficit was $134,402.

For the three months ended September 30, 2019, total revenue was $213, an increase of $16, or 8%, compared to total revenue of $197 in the prior year period. For the nine months ended September 30, 2019, total revenue was $638, an increase of $2, or 0.3%, compared to total revenue of $636 in the prior year period. The increases in revenue for the three and nine months ended September 30, 2019 are due primarily to increases in product revenue compared to the prior year periods.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

The net loss for the three months ended September 30, 2019 was $273, an increase of $78, or 40%, compared to a net loss of $195 in the prior year period. The $78 increase in the net loss was primarily due to an $86 refund from an insurance carrier in the prior year period. For the nine months ended September 30, 2019 the net loss was $813, compared to a net loss of $812 in the prior year period.

In June 2019, one noteholder sold its unsecured note in the amount of $400 plus accrued interest of $72 to six current investors, one of which is a related party. The original note was replaced by the issuance of new notes that continue to bear interest at the rate of 10% per annum and remain due December 31, 2019.

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

Results of Operations

Revenue

For the three months ended September 30, 2019, product revenue was $45, an increase of $21, or 88%, compared to product revenue of $24 in the prior year period. The increase was primarily due to an increase in product and billable engineering revenue. For the three months ended September 30, 2019, maintenance revenue was $168, a decrease of $5, or 3%, compared to maintenance revenue of $173 in the prior year period. This decrease is primarily due to non-renewal of certain maintenance contracts.

For the nine months ended September 30, 2019, product revenue was $126, an increase of $29, or 30%, compared to product revenue of $97 in the prior year period. The increase in product revenue is primarily attributable to the factors discussed for the three month period above. For the nine months ended September 30, 2019, maintenance revenue was $512, a decrease of $27, or 5%, compared to maintenance revenue of $539 in the prior year period. The decrease in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended September 30, 2019, cost of sales was $28, a decrease of $2, or 7%, compared to cost of sales of $30 in the prior year period. The decrease in cost of sales was primarily due to a decrease in direct labor related to maintenance contracts partially offset by an increase in labor costs associated with billable engineering revenue during the three months ended September 30, 2019, compared to the prior year period.

For the nine months ended September 30, 2019, cost of sales was $64, an increase of $11, or 21%, compared to cost of sales of $53 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance contracts and billable engineering revenue compared to the prior year period.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2019, research and development expense was $179, an increase of $13, or 8%, compared to research and development expense of $166 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Research and development expenses increased primarily due an increase outside engineering costs. Total expenses, before allocations for the three months ended September 30, 2019, were $211, a decrease of $16, or 7%, compared to $227 in the prior year period.

For the nine months ended September 30, 2019, research and development expense was $531, a decrease of $101, or 16%, compared to research and development expense of $632 in the prior year period. The most significant factors in the decrease include a decrease in stock option expense and other overhead expense, including professional services and allocated facilities expense. Total expenses, before allocations to cost of sales, for the nine months ended September 30, 2019, were $605, a decrease of $124, or 17%, compared to $729 in the prior year period.

Sales and Marketing Expense

For the three months ended September 30, 2019, sales and marketing expense was $10, a decrease of $4, or 29%, compared to sales and marketing expense of $14 in the prior year period. For the nine months ended September 30, 2019, sales and marketing expense was $63, a decrease of $12, or 16%, compared to sales and marketing expense of $75 in the prior year period. These decreases were primarily attributable to decreases in professional services and commissions compared to the prior year periods.

General and Administrative Expense

For the three months ended September 30, 2019, general and administrative expense was $147, a decrease of $32, or 18%, compared to general and administrative expense of $179 in the prior year period. The decrease was primarily due to reductions in stock option compensation expense and other general operating expenses compared to the prior year period.

For the nine months ended September 30, 2019, general and administrative expense was $541, an increase of $34, or 7%, compared to general and administrative expense of $507 in the prior year period. The increase was primarily due to increased stock option compensation expense offset by reductions in other operating expenses compared to the prior year period.

Other Income and Expense, net

For the three months ended September 30, 2019, other income and expense, net was $0, a decrease of $90, or 100% compared to $90 in the prior year period. In the prior year period the Company recorded an $86 refund from the insurance carrier of its Directors and Officers insurance as the result of an audit by the State of California. For the nine-months ended September 30, 2019 other income and expense, net was $14, a decrease of $32, or 70% compared to $46 in the prior year period. Over the current nine months the Company collected approximately $13 of accounts receivable written off in the prior year while the insurance refund from the prior year was partially offset by a termination settlement fee on the Company’s prior office lease. In addition, the company expensed $47 in warrant value associated with other long-term liabilities.

For the three months ended September 30, 2019, interest expense was $65, an increase of $20, or 44% compared to interest expense of $45 in the prior year period. For the nine months ended September 30, 2019, interest expense was $188, an increase of $63, or 50%, compared to interest expense of $125 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the three and nine months ended September 30, 2019 compared to the prior year period. In addition, the company expensed $47 in warrant value associated with other long-term liabilities.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Amortization of debt discount was $10 and $30 for the three and nine month periods ended September 30, 2019 compared to $48 and $100 in the same periods of the prior year, respectively. The decrease was due to the extension of the maturity date of the Company’s debt to December 31, 2019.

Liquidity and Capital Resources

At September 30, 2019, cash and cash equivalents totaled $37, compared to cash and cash equivalents of $335 at December 31, 2018. The decrease in cash was primarily due to net cash used in operating activities of $289 and $9 used in investing activities. At September 30, 2019, total current assets were $134, compared to total current assets of $465 at December 31, 2018. At September 30, 2019, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $37.

At September 30, 2019, accounts receivable net, was $61, a decrease of $23, or 27%, compared to accounts receivable net of $84 at December 31, 2018. The decrease is due primarily to the timing of billings and collections during the nine months ended September 30, 2019.

At September 30, 2019, prepaid expenses and other current assets were $36, a decrease of $10, or 22%, compared to prepaid expenses and other current assets of $46 at December 31, 2018. The decrease is due primarily to the expensing of prepaid assets in excess of new prepaid assets acquired during the period.

At September 30, 2019, accounts payable was $1,249, a decrease of $31, or 2%, compared to accounts payable of $1,280 at December 31, 2018. At September 30, 2019, accrued compensation was $72, a decrease of $9, or 11%, compared to accrued compensation of $81 at December 31, 2018. The decreases are due primarily to cost saving measures put in place by the Company. Other accrued liabilities were $744, an increase of $220, or 42%, from $524 at December 31, 2018 due primarily to accrued interest expense on the Company’s short –term debt and deferred professional services.

At September 30, 2019, deferred revenue was $293, a decrease of $24, or 8%, compared to deferred revenue of $317 at December 31, 2018. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

At September 30, 2019, total current liabilities were $4,597, an increase of $221, or 5%, compared to total current liabilities of $4,376 at December 31, 2018.

The Company recorded $10 and $30 in debt discount amortization for the three and nine months ended September 30, 2019, respectively, related to the debt financings.

The Company incurred $65 and $188, respectively, of interest expense for the three and nine months ended September 30, 2019, of which $0 and $1, respectively were paid in cash.

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

(In thousands, except per share amounts)

FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2019.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2019 and 2018, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Part II-Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sale of Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State’s office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 20, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

November 14, 2019	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)