Form 10-K
period 2019-12-31
iSign Solutions Inc.
filed 2020-03-30
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2019 was approximately $1,372,286 based on the closing sale price of $0.34 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 30, 2020 was 5,761,980.

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

For the year ended December 31, 2019, total revenue was $844, a decrease of $73, or 8%, compared to total revenue of $917 in the prior year. For the year ended December 31, 2019, software product revenue was $195, a decrease of $10, or 5%, compared to product revenue of $205 in the prior year. Maintenance revenue for the year ended December 31, 2019 was $649, a decrease of $63, or 9%, compared to maintenance revenue of $712 in the prior year. The changes are primarily attributable to the Company’s efforts to restructure its operations in favor of a partner-generated recurring revenue model.

For the year ended December 31, 2019, the net loss was $1,086, an increase of $59, or 6%, compared to $1,027 in the prior year. For the year ended December 31, 2019, non-cash charges, consisting of interest expense, warrant expense and the amortization of debt discount were $369, an increase of $70, or 23%, compared to $299 in the prior year. For the year ended December 31, 2019, operating expenses were $1,562, a decrease of $127, or 8%, compared to operating expenses of $1,689 for the prior year. The decrease in operating expense resulted from reductions in full time employees and expenses associated with the Company’s efforts to restructure its operations in favor of a partner-generated recurring revenue model.

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

The SignatureOne® and iSign® suite of products includes the following:

SignatureOne® Ceremony® Server

The SignatureOne® Ceremony® Server (“Ceremony Server”) provides a highly secure, scalable, patent-protected and streamlined electronic signature solution. Its flexible, easy-to-configure and agile workflow can be rapidly integrated via standard Web services to become an ultimate and cost efficient endpoint in true straight-through processing (the complete removal of paper from business processes) and to facilitate end-to-end management of multi-party approvals for PDF and XHTML documents. The Ceremony Server contains iSign’s core e-signature engine and signature ceremony management tools, and can be seamlessly integrated with numerous ancillary products. Its key features include:

●	Consent/disclosure management – integral part of audit record; easily reproducible in the event of a dispute;

●	Configurable document presentment – signatory receipt, access and viewing of document tracked in audit trail;

●	Multi-party ceremonies – complex processes, simplified; allows for dynamic, multi-channel workflow changes, including remote, face-to-face and mobile scenarios;

●	Supports complex business rules and dynamic user behaviors;

●	Configurable branding and workflow;

●	Flexible tracking and reporting – includes event notification service

●	Extensive audit trail – embedded in individual document in a tamper evident digital seal; and

●	Support for multiple signature methods – click-to-sign; biometric; and others.

iSign® Console™	The iSign® Console™ (“Console”) leverages the Ceremony Server’s core signature engine and is ideal for organizations looking for a standalone electronic signature solution. Through its intuitive graphical interface, the Console allows users to upload documents for signature, select signers and signature methods, and manage and enforce document workflow for routing, reviewing, signing and notifications. The Console offers a secure and intuitive solution that requires no integration and is available on-premise or in the cloud.

iSign® Enterprise	iSign® Enterprise incorporates the features and function of the Ceremony Server and the Console.

iSign® Family	The growing suite of iSign® products and service includes iSign® Mobile (for signing on iOS and Android mobile devices), iSign® Forms (for integrated use of templates and forms), and iSign® Live (iSign’s patent-pending co-browsing solution for simultaneous browsing signature ceremonies).

Sign-it®	Sign-it® is a family of desktop software products that enable the real-time capture of electronic and digital signatures, as well as their verification and binding within a standard set of applications, including Adobe Acrobat and Microsoft Word, web-based applications using HTML, XML and XHTML, and custom applications for .NET, C# and similar development environments for the enterprise market. The Sign-it® family of products combines the strengths of biometrics, and other forms of electronic signatures, with cryptography in a patented process that insures the creation of documents containing legally compliant electronic signatures. These signatures have the same legal standing as a traditional so-called wet signature on paper and are created pursuant to the Electronic Signature in National and Global Commerce Act, as well as other related legislation and regulations. With Sign-it® products, organizations wishing to process electronic forms, requiring varying levels of security, can reduce the cost and other inefficiencies inherent with paper documents by adding electronic signature technologies to their workflow solutions.

iSign® Toolkits	The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person’s handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect a user’s signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2019 include the following:

iSign Enterprise	6.11.4
iSign Enterprise	6.11.5
iSign Enterprise	6.6.18.3
iSign Enterprise	6.11.6
iSign Enterprise	7.1
iSign Enterprise	7.1.1
iSign Enterprise	6.6.18.4
iSign Enterprise	6.11.7
iSign Enterprise	7.1.2
iSign Enterprise	7.1.3
iSign Enterprise	6.11.8
iSign Enterprise	7.2
iSign Enterprise	6.6.18.5
iSign Enterprise	6.6.22
iSign Enterprise	7.3
iSign Enterprise	6.6.18.6 - SOW
iSign Enterprise	7.4
iSign Enterprise	6.6.18.7
iSign Enterprise	7.4.1
iSign Enterprise	6.6.18.7 - Certification on WebSphere v8.5.5.15
iSign Enterprise	7.4.2
iSign Enterprise	6.6.18.7 - Certification on WebSphere v8.5.5.16
iSign Enterprise	7.4.3
Sign-it for Acrobat	10.5.2
Sign-it for Acrobat	10.6

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

Our research and development expense was $630 for the year ended December 30, 2019 and $754 for the year ended December 31, 2018.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Four customers, as described in Note 2 to the Consolidated Financial statements, accounted for 12%, 17%, 22% and 21%, respectively, of total revenue for the year ended December 31, 2019.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $416 and $317 at December 31, 2019 and 2018, respectively, representing advanced payments on product and service maintenance agreements. At December 31, 2019 there is $70 of long term deferred maintenance that will be recognized in the first 3 months of 2021. The remaining backlog is expected to be recognized over the next twelve months.

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

Employees

As of December 31, 2019, the Company employed six full-time employees and eight independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements. We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2019 and 2018, sales in the United States as a percentage of total sales was 80% and 90%, respectively. At December 31, 2019 and 2018, long-lived assets located in the United States were $13 and $7, respectively. There were no long-lived assets located elsewhere as of December 31, 2019 and 2018.

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

		Sale Price Per Share
Year	Period	High	Low

2018	First Quarter	$1.00	$0.21
	Second Quarter	$0.39	$0.20
	Third Quarter	$0.85	$0.30
	Fourth Quarter	$0.90	$0.26
2019	First Quarter	$0.70	$0.38
	Second Quarter	$0.55	$0.34
	Third Quarter	$0.59	$0.31
	Fourth Quarter	$0.47	$0.30

Holders

As of March 20, 2020, there were approximately 146 holders of record of our Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2019, the net loss aggregated approximately $2,113, and at December 31, 2019, the Company’s accumulated deficit was approximately $134,675.

For the year ended December 31, 2019, total revenue was $844, a decrease of $73, or 8%, compared to total revenue of $917 in the prior year. The decrease in revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue.

For the year ended December 31, 2019, operating expenses were $1,562, a decrease of $127, or 8%, compared to operating expenses of $1,689 in the prior year. The decrease in operating expenses resulted from changes made in the prior year to the Company’s operating expense structure, which changes were made in connection with the Company’s efforts to tailor its operations in favor of partner-generated recurring revenue. For the year ended December 31, 2019, the loss from operations was $718, a decrease of $54, or 7%, compared to a loss from operations of $772 in the prior year.

In October 2019, the Company received, from an investor, an advance in the amount of $33 in cash against certain accounts receivable of the Company. Upon collection of the invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The receivable was collected and $33 of the advances were repaid in November 2019, along with $2 in advance fees per the agreement. The advance fee was recorded as interest expense in the fourth quarter ended December 31, 2019.

The Company recorded $36 in debt discount amortization for the twelve months ended December 31, 2019 related to the debt financings.

In February 2019, the Company issued warrants to purchase 985 shares of common stock to employees and consultants associated with their unpaid salaries and consulting fees. The warrants are only exercisable on a cashless basis if the warrant holder elects to exchange their deferred salaries and consulting fees. The Company ascribed a value of $211 to the warrants which is booked as a discount to other long-term liabilities in the balance sheet. The value of the warrants will be amortized to warrant expense in the statement of operations over the life of the warrants. The warrants have a three year life and an exercise price of $0.50 per share.

The Company recorded $65 in warrant amortization expense for the twelve months ended December 31, 2019.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2019, the Company recognized $387 of revenue that was included in deferred revenue at the beginning of the period.

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

Net Operating Loss Carry-forwards: Utilization of the Company's net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company's net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2019 of approximately $16,858 based upon the Company's history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2019 and December 31, 2018

Revenue

For the year ended December 31, 2019, total revenue was $844, a decrease of $73, or 8%, compared to total revenue of $917 in the prior year. For the year ended December 31, 2019, software product revenue was $195, a decrease of $10, or 5%, compared to product revenue of $205 in the prior year. Maintenance revenue for the year ended December 31, 2019, was $649, a decrease of $63, or 9%, compared to maintenance revenue of $712 in the prior year. The decrease in product revenue is primarily attributable to the Company’s efforts to restructure its operations in favor of partner-generated recurring revenue, while existing customers continue to renew ongoing maintenance on new and previously purchased products.

Cost of Sales

For the year ended December 31, 2019, cost of sales was $121, a decrease of $20, or 14%, compared to cost of sales of $141 in the prior year. The decrease was primarily due to a decrease in direct engineering costs associated with the mix of engineering Statement of Work (“SOW”) and software product revenue during the year ended December 31, 2019 compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2019, research and development expenses were $630, a decrease of $124, or 16%, compared to research and development expenses of $754 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factors contributing to the decrease in research and development expenses was a decrease in stock option expense, a reduction in outside engineering expense and the reduction in allocated facilities expenses due to the move to smaller facilities half way through the prior year. These reductions were partially offset by a decrease in direct labor transfers to cost of sales due to the decrease in revenues. For the year ended December 31, 2019, total research and development expenses before IT and cost of sales allocations were $750, a decrease of $184, or 20%, compared to $934 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2019, sales and marketing expenses were $109, an increase of $10, or 10%, compared to sales and marketing expenses of $99 in the prior year. The increase was primarily attributable to an increase in commissions related to the renewal of certain maintenance contracts during the year.

General and Administrative Expenses

For the year ended December 31, 2019, administrative expenses were $702, an increase of $7, or 1%, compared to administrative expenses of $695 in the prior year. Salaries and related expenses increased $22, or 3%, compared to the prior year. All other overhead expenses incurred during the year decreased $15, or 3%.

Other Income (Expense), Net

Other income (expense), net, for the year ended December 31, 2019, was an expense of $63, an increase of $109, or 237%, compared to income of $46 in the prior year. The increase is due primarily to $65 in amortization expense of warrants issued in February 2019 related to long term deferred compensation.

Interest Expense

For the year ended December 31, 2019, related party interest expense was $74, an increase of $40, or 118%, compared to related party interest expense of $34 in the prior year. For the year ended December 31, 2019, other interest expense was $194, an increase of $54, or 39%, compared to other interest expense of $140 in the prior year. The increase in interest expense is primarily due to borrowings initiated during the last six months of the prior year, accruing interest for the full twelve months ended December 31, 2019, and an increase in the interest rate on unsecured notes from 6% to 10% for the year ended December 31, 2019.

For the year ended December 31, 2019, the Company recorded $36 in debt discount amortization associated with its short-term borrowings, $10 of which is attributable to related parties and $26 of which is attributable to other investors, compared to $125 in the prior year, $35 of which is attributable to related parties and $90 of which is attributable to other investors. The decrease in debt discount amortization was primarily due to the extension of the due date of the notes from December 31, 2018 to December 31, 2019. The due date of the notes was extended again in November 2019 to December 31, 2020.

Liquidity and Capital Resources

Cash and cash equivalents totaled $25 at December 31, 2019, compared to $335 at December 31, 2018.

The cash used in operations was primarily attributable to the net loss of $1,086. This amount was partially offset by non-cash depreciation and amortization charges of $104 and stock-based employee compensation of $189.

Cash out flows for the acquisition of property and equipment for the year ended December 31, 2019 was $9.

The Company received an advance of $33 in October 2019 against certain accounts receivable. The advance was repaid upon collection of the receivable in November of 2019 along with an advance fee of $2. The advance fee was charged to interest expense in November 2019.

Accounts receivable were $61 at December 31, 2019, a decrease of $23, or 27%, compared to accounts receivable of $84 at December 31, 2018. Accounts receivable at December 31, 2018 was net of $1 in allowances provided for potentially uncollectible accounts. The decrease in accounts receivable is primarily attributable to a lower number of orders billed in the fourth quarter ended December 31, 2019 compared to the prior year.

Prepaid expenses and other current assets were $22 at December 31, 2019, a decrease of $24, or 52%, compared to prepaid expenses and other current assets of $46 at December 31, 2018. The decrease is primarily due to the transfer to cost of sales of prepaid engineering expense associated with current year revenue.

Short-term debt was $2,246 net of $3 in discounts at December 31, 2019. The Company negotiated an extension of the due date of the notes to December 31, 2020.

Accounts payable were $1,196 at December 31, 2019, a decrease of $84, or 7%, compared to $1,280 at December 31, 2018. The decrease is due to cost cutting efforts by the Company.

Accrued compensation was $71 at December 31, 2019, a decrease of $10 or 12%, compared to $81 at December 31, 2018. The decrease was due primarily to the payout of deferred compensation.

Other accrued liabilities including the long term portion were $1,483 at December 31, 2019, compared to $1,189 at December 31, 2018, an increase of $294, or 25%. The increase is primarily attributable to the accrual of certain franchise taxes and professional service fees, partially offset by the unamortized value of warrants issued associated with the long term deferred compensation of $146.

Deferred revenue, including the long-term portion, was $416 at December 31, 2019, an increase of $99, or 31%, compared to deferred revenue of $317 at December 31, 2018. The increase is primarily due to the increase in the collection of maintenance billed in the fourth quarter of 2019.

Financing Transactions

Advances:

In October 2019, the Company received, from an investor, an advance in the amount of $33 in cash against certain accounts receivable of the Company. Upon collection of the invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The receivable was collected and $33 of the advances were repaid in November 2019, along with $2 in advance fees per the agreement. The advance fee was recorded as interest expense in the fourth quarter ended December 31, 2019.

The interest rate on the Company’s unsecured notes was increased from 6% to 10% for the year ended December 31, 2019. During the twelve months ended December 31, 2019, the Company accrued $268 of interest expense, $226 associated with the notes, of which $74 was to related parties and $152 was to other investors.

The Company recorded $36 in debt discount amortization for the twelve months ended December 31, 2019 related to the above debt financings, $10 was to related parties and $26 was to other investors. In addition the Company recorded $65 in amortization expense on warrants issued associated with long-term deferred compensation.

Contractual Obligations

The Company had no material commitments as of December 31, 2019.

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

Risks and Uncertainties. In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  In addition, several states in the U.S., including California, where the Company is headquartered, have declared a state of emergency.  The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.  At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Item 8. Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements for the years ended December 31, 2019 and 2018, and for each of the years in the two-year period ended December 31, 2019, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close the Company was able to adjust its financial records to properly present its financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting due to our ability to make the necessary reconciling adjustments to our financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	80	Co-Chairman and Chief Executive Officer
Michael Engmann	71	Co-Chairman and Chief Operating Officer
Andrea Goren	52	Director and Chief Financial Officer
Francis J. Elenio	53	Director
Stanley Gilbert	80	Director
Jeffrey Holtmeier	61	Director
David E. Welch	72	Director

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

Andrea Goren has served as a director since August 2010. Mr. Goren was appointed the Company’s Chief Financial Officer in December 2010. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company’s largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren has been a director of Xplore Technologies Corp. (NASDAQ:XPLR) since December 2004, and a director of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in approximately 20 years of private equity investing and his extensive experience working with management teams and boards of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. The following individuals Section 16 filings of Form 4’s dated February 6, 2019 were not timely filed for the year ended December 31, 2019: Messrs. Elenio, Engmann, Gilbert, Goren, Holtmeier, Sassower and Welch.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower,	2019	–	(1)	–	–	–	–	–	–	–
Co-Chairman and CEO	2018	–	(1)	–	–	$82,382	–	–	–	$82,382

Michael Engmann,	2019	–	(2)	–	–	–	–	–	–	–
President and COO	2018	–	(2)	–	–	$74,754	–	–	–	$74,754

Andrea Goren,	2019	–	(3)	–	–	–	–	–	–	–
CFO	2018	–	(3)	–	–	$96,113	–	–	–	$96,113

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no compensation.

2.	Mr. Engmann was appointed President and Chief Operating Officer on May 15, 2017. Mr. Engmann receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.	The amounts, if any, provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes.

Mr. Engmann is retained by the Company without an agreement. Mr. Engmann’s service as Co-Chairman and Chief Operating Officer is month to month. Mr. Engmann is currently entitled to receive a cash sum payment of $5,000 per month. The Company has agreed to pay Mr. Engmann for reasonable and documented out of pocket expenses incurred for Services rendered by him, as long as he obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren is retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The initial term of the SGP Agreement was two years and it automatically renews for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP currently is entitled to receive a cash sum payment of $7,500 (“SGP Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the SGP Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2019. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement. The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2019

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Co-Chairman and CEO	45,025	62,975	$0.78	8/9/2025
Michael Engmann, President and COO	40,856	57,144	$0.78	8/9/2025
Andrea Goren, Chief Financial Officer	52,529	73,471	$0.78	8/9/2025

1.	Mr. Sassower’s 108,000 options were issued on August 9, 2018, have a seven year life and vest quarterly over three years.
2.	Mr. Engmann’s 98,000 options were issued on August 9, 2018, have a seven year life and vest quarterly over three years.
3.	Mr. Goren’s 126,000 options were issued on August 9, 2018, have a seven year life and vest quarterly over three years.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2019 and 2018.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation		Non-qualified Deferred Compensation Earnings		All Other Compensation		Total
Current Directors
Francis J. Elenio	$	─	$	─	$4,025	$	─	$	─	$	─	$4,025
Stanley Gilbert	$	─	$	─	$4,025	$	─	$	─	$	─	$4,025
Jeffrey Holtmeier	$	─	$	─	$4,025	$	─	$	─	$	─	$4,025
David Welch	$	─	$	─	$4,025	$	─	$	─	$	─	$4,025

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

	Common Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)
Philip S. Sassower (2)	2,138,145	31.4%
Andrea Goren (3)	2,198,391	32.1%
Stanley Gilbert (4)	140,373	2.4%
Jeffrey Holtmeier (5)	29,866	*
David E. Welch (6)	26,677	*
Michael W. Engmann (7)	1,013,024	16.2%
Francis Elenio (8)	25,337	*
All directors and executive officers as a group (8 persons) (9)	3,536,893	47.2%
5% Shareholders
Phoenix Venture Fund LLC (10)	2,034,920	30.2%

* Less than 1%.

1.	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2020. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2020 or securities convertible into Common Stock within 60 days of March 20, 2020 are deemed outstanding and held by the holder of such shares of Common Stock, options and warrants for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on shares of Common Stock. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of all outstanding options and warrants into shares of Common Stock.

2.	Represents (a) 1,089,432 shares of Common Stock, (b) 63,018 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020, and (c) 985,695 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2020 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC and Phoenix Enterprises Family Fund. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and Phoenix Banner Holdings LLC, and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC. Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Philip Sassower	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	40,207	─	2,234	1,046,991	1,089,432
Stock Options	63,018	─	─	─	63,018
Warrants	─	985,695	─	─	985,695
Total	103,225	985,695	2,234	1,046,991	2,138,145

3.	Represents (a) 1,117,227 shares of Common Stock, (b) 73,521 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020, and (b) 1,007,643 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2020 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix Ventures LLC, SG Phoenix LLC, Phoenix Banner Holdings LLC, Andax LLC and Mr. Goren. Please see footnote 11 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and by Phoenix Banner Holdings LLC, and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix and Phoenix Banner Holdings LLC. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix and Phoenix Banner Holdings LLC, except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	38,177	29,825	─	2,234	1,046,991	1,117,227
Stock Options	73,521	─	─	─	─	73,521
Warrants	─	21,948	985,695	─	─	1,007,643
Total	111,698	51,773	985,695	2,234	1,046,991	2,198,391

4.	Represents (a) 114,169 shares of Common Stock, and (b) 26,204 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020 (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common shares	111,002	23	1,426	1,718	114,169
Stock options	26,204	─	─	─	26,204
Total	137,206	23	1,426	1,718	140,373

5.	Represents (a) 3,662 shares of Common Stock and (b) 26,204 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020. As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

6.	Represents 26,677 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020.

7.	Represents (a) 535,659 shares of Common Stock beneficially owned by Mr. Engmann, (b) 57,183 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020 and (c) an aggregate of 420,182 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2020 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common shares	430,749	103,915	995	535,659
Stock Options	57,183	─	─	57,183
Warrants	420,182		─	420,182
Total	908,114	103,915	995	1,013,024

8.	Represents 25,337 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020.

9.	Includes (a) 1,810,924 shares of Common Stock beneficially owned, (b) 298,144 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020 and (c) an aggregate of 1,427,825 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2020. The aforementioned includes 1,049,225 shares of Common Stock and 985,695 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2020 beneficially owned by Phoenix. Please see footnote 10 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein.

10.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix Ventures LLC	SG Phoenix LLC	Total
Common shares	1,046,991	─	2,234	1,049,225
Warrants	─	285,695	700,000	985,695
Total	1,046,991	285,695	702,234	2,034,920

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2011 Stock Compensation Plan (1)	1,076,940	$1.59	173,010

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

Related Party Transactions

Phoenix is the beneficial owner of approximately 18.2% of the Common Stock of the Company when calculated in accordance with Rule 13d-3.

In October 2019, the Company received from Michael Engmann, a related party, an advance in the amount of $33 in cash against certain accounts receivable of the Company. Upon collection of the invoice, the Company would repay the advance to the lender on a pro rata basis together with a 5% advance fee. The receivable was collected and $33 of the advances were repaid in November 2019, along with $2 in advance fees per the agreement. The advance fee was recorded as interest expense in the fourth quarter ended December 31, 2019.

The table below reflects the February 6, 2019 stock option grants to the named affiliates of the Company. The options have a seven year life and vest quarterly over three years.

Name	Number of Options	Exercise Price
Francis J. Elenio	10	$0.50
Stanley Gilbert	10	$0.50
Jeffrey Holtmeier	10	$0.50
David E. Welch	10	$0.50

Debt discount amortization associated with the Company’s indebtedness for the years ended December 31, 2019 and 2018, was $36 and $125, respectively, of which $10 and $35, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2019 and 2018, was $268 and $174, respectively, of which $74 and $34, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. Armanino LLP has been the Company’s auditors since August 2014. During fiscal years 2019 and 2018, the fees for audit and other services performed by Armanino LLP for the Company were as follows:

Nature of Service	Armanino
	2019		2018
Audit Fees	$63,000.00	55%	$52,536.56	51%
Audit-Related Fees	27,000.00	24%	27,000.00	26%
Tax Fees	18,440.00	16%	18,299.69	18%
All Other Fees	5,811.65	5%	5,208.41	5%
Total	$114,251.65	100%	$103,044.66	100%

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 000-19301).
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 000-19301).

Exhibit Number	Document
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

Exhibit Number	Document
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 16, 2016.

Exhibit Number	Document
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 16, 2016.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by referenc to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.24	Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004.
10.25	Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004.

Exhibit Number	Document
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on August 12, 2006.
10.27	Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on August 12, 2006.
†††10.28	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A filed on September 15, 2005.
10.36	Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on February 5, 2007.
10.37	Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on February 5, 2007.
10.38	Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 15, 2007.
10.39	Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on June 15, 2007.
10.40	Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on June 15, 2007.
10.41	Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 27, 2007.
†10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 12, 2008.
10.43	Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.45	Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.46	Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.47	Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.48	Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.57	Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.
10.58	Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.
10.59	Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.60	Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.

Exhibit Number	Document
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.2	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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
Andrea Goren (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 30, 2020.

Date	Signature	Title

March 30, 2020	/s/ Philip S. Sassower	Co-Chairman and Chief Executive Officer
	Philip S. Sassower	(Principal Executive Officer)

March 30, 2020	/s/ Michael Engmann	Co-Chairman and Chief Operating Officer
Michael Engmann

March 30, 2020	/s/ Andrea Goren	Director, Chief Financial Officer
	Andrea Goren	(Principal Financial and Accounting Officer)

March 30, 2020	/s/ Francis J. Elenio	Director
Francis J. Elenio

March 30, 2020	/s/ Stanly Gilbert	Director
Stanley Gilbert

March 30, 2020	/s/ Jeffrey Holtmeier	Director
Jeffrey Holtmeier

March 30, 2020	/s/ David Welch	Director
David Welch

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

iSign Solutions Inc.

San Jose, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSign Solutions Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

San Ramon, California

March 30, 2020

iSign Solutions Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25	$335
Accounts receivable, net of allowance of $0 and $1 at December 31, 2019 and 2018, respectively	61	84
Prepaid expenses and other current assets	22	46
Total current assets	108	465
Property and equipment, net	8	2
Other assets	5	5
Total assets	$121	$472

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	1,196	1,280
Short–term debt, net	2,246	2,210
Accrued compensation	71	81
Other accrued liabilities	814	524
Deferred revenue	346	281
Total current liabilities	4,673	4,376

Deferred revenue long-term	70	36
Other long-term liabilities	669	665
Total liabilities	5,412	5,077

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 and 5,760 shares issued and outstanding at December 31, 2019 and 2018, respectively	58	58
Treasury shares, 5 at December 31, 2019 and December 31, 2018, respectively	(325)	(325)
Additional paid-in-capital	129,651	129,251
Accumulated deficit	(134,675)	(133,589)
Total stockholders’ deficit	(5,291)	(4,605)
Total liabilities and stockholders’ deficit	$121	$472

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018
Revenue:
Product	$195	$205
Maintenance	649	712
	844	917
Operating costs and expenses:
Cost of sales:
Product	32	37
Maintenance	89	104
Research and development	630	754
Sales and marketing	109	99
General and administrative	702	695
	1,562	1,689

Loss from operations	(718)	(772)

Other income, net	2	46
Warrant expense	(65)	-
Interest expense:
Related party	(74)	(34)
Other	(194)	(140)
Amortization of debt discount:
Related party	(10)	(35)
Other	(26)	(90)
Loss before income tax	(1,085)	(1,025)
Income tax expense	(1)	(2)

Net loss	$(1,086)	$(1,027)

Basic and diluted loss per common share	$(0.19)	$(0.18)

Weighted average common shares outstanding, basic and diluted	5,760	5,760

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2019	2018

Net loss:	$(1,086)	$(1,027)
Other comprehensive income, net of tax	-	-
Foreign currency translation adjustment, net	-	-

Total comprehensive loss	$(1,086)	$(1,027)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

	Common	Common		Additional		Total
	Shares	Stock	Treasury	Paid-In	Accumulated	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	Deficit
Balance as of December 31, 2017	5,760	58	$(325)	$129,027	$(132,562)	$(3,802)
Stock-based compensation	─	─	─	224	─	224
Net loss	─	─	─	─	(1,027)	(1,027)
Balance as of December 31, 2018	5,760	58	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	─	─	─	189	─	189
Warrants issued associated with long-term liabilities	─	─	─	211	─	211
Net loss	─	─	─	─	(1,086)	(1,086)
Balance as of December 31, 2019	5,760	58	$(325)	$129,651	$(134,675)	$(5,291)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,086)	$(1,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	4
Amortization of debt discount	36	125
Amortization of warrants	65	-
Stock-based compensation	189	224
Loss on disposal of fixed assets	-	7
Write-off of deposit on cancelled lease	-	12
Changes in operating assets and liabilities:
Accounts receivable, net	23	(39)
Prepaid expenses and other current assets	24	(18)
Accounts payable	(84)	(9)
Accrued compensation	(10)	(120)
Other accrued liabilities	440	433
Deferred revenue	99	(168)
Net cash used in operating activities	(301)	(576)

Cash flows from investing activities:
Acquisition of property and equipment	(9)	-
Net cash used in investing activities	(9)	-

Cash flows from financing activities:
Proceeds from advances on accounts receivable	33	115
Proceeds from issuance of short-term debt	-	551
Payment of advances on accounts receivable	(33)	(40)
Net cash provided by financing activities	-	626

Net increase (decrease) in cash and cash equivalents	(310)	50
Cash and cash equivalents at beginning of period	335	285
Cash and cash equivalents at end of period	$25	$335

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental disclosure of cash flow information:

	December 31,
	2019	2018
Supplementary disclosure of cash flow information
Interest paid	$3	$2
Income taxes paid	$1	$2

Non-cash financing and investing transactions
Exchange of accounts receivable advances into secured promissory notes	$-	$75
Original issue discount on secured convertible promissory notes	$-	$61
Value of warrants issued	$211	$-

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

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2019, the Company’s accumulated deficit was $134,675. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2019, the Company’s cash balance was $25. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  In addition, several states in the U.S., including California, where the Company is headquartered, have declared a state of emergency.  The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.  At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2019 and December 31, 2018, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2019 and December 31, 2018, the carrying values of accounts receivable and accounts payable approximated their fair values.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company’s cash and cash equivalents, at December 31, consisted of the following:

	2019	2018
Cash in bank	$25	$335
Cash and cash equivalents	$25	$335

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

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $3 and $4 for the years ended December 31, 2019 and 2018, respectively.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charge was recorded during the years ended December 31, 2019 and 2018, respectively.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2019, the Company recognized $387 of revenue that was included in deferred revenue at the beginning of the period.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. There were no advertising expenses for the years ended December 31, 2019 and 2018, respectively.

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

The number of shares of Common Stock subject to outstanding options and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2019	December 31, 2018
Common Stock subject to outstanding options	1,077	1,037
Common Stock subject to outstanding warrants	2,536	1,828

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2019 and 2018 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2010, and state tax examinations for years before 2009. Management determined there was no effect on the Company’s unrecognized tax positions in response to changes to the federal tax rates adopted in December of 2018.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies (continued):

Recently issued accounting pronouncements:

Accounting Standards Update No. 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date. The effective date of the amendments in ASU 2018-07 are for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-07 effective January 1, 2019. The adoption of ASU 2018-07 had no material impact on the Company’s financial statements.

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

Other Accounting Standards Updates issued in 2019 are not applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2. Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2019	2018	2019	2018
Customer #1	-	-	12%	10%
Customer #2	-	48%	17%	24%
Customer #3	-	-	22%	23%
Customer #4	33%	24%	-	-
Customer #5	52%	26%	21%	-
Customer #6	13%	-	-	-
Total concentration	98%	98%	72%	57%

The following table summarizes sales concentrations:

	December 31, 2019	December 31, 2018
Sales within the United States	80%	90%
Sales outside of the United States	20%	10%
Total	100%	100%

3. Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2019	2018
Computer equipment and software	$24	$15
Less accumulated depreciation and amortization	(16)	(13)
	$8	$2

4. Chinese Joint Venture (Non-Controlling Interest):

The Company currently owns 90% of a joint venture (the “Joint Venture”) with the Jiangsu Hongtu Electronics Group, a provincial agency of the People’s Republic of China. The Joint Venture’s business license expires October 18, 2043. There were no operations in 2019 or 2018. The Joint Venture had no revenue and no long-lived assets as of December 31, 2019 and 2018.

5. Other accrued liabilities:

The Company records liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services. The estimates are for current liabilities that should be extinguished within one year. The Company reclassified certain accrued liabilities to long-term at December 31, 2018.

The Company had the following other accrued liabilities at December 31:

	2019	2018
Accrued interest	$549	$288
Delaware Franchise tax	211	194
Other	54	42
Total	$814	$524

The Company had the following other long term accrued liabilities at December 31:

	2019	2018
Management fees	$623	$606
Accrued interest	-	18
Commissions and deferred compensation	46	41
Total	$669	$665

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

In October 2019, the Company received, from an investor, an advance in the amount of $33 in cash against certain accounts receivable of the Company. Upon collection of the invoice, the Company would repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The receivable was collected and $33 of the advances were repaid in November 2019, along with $2 in advance fees per the agreement. The advance fee was recorded as interest expense in the fourth quarter ended December 31, 2019.

Notes Payable:

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $505 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 in secured notes with the same terms as the secured notes issued in the May 2017 financing and $200 in unsecured notes with the same terms as the November 2016 financing. The unsecured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The unsecured notes bear interest at the rate of 6% per annum. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable. In November of 2019 the note holders agreed to extend the due date of the notes from December 31, 2019 to December 31, 2020.

6. Debt: (continued):

Notes Payable (continued):

In August 2018, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was paid in cash, $75 was exchanged for the remaining advances described above and $61 was in the form of an Original Issue Discount (“OID”) on these amounts. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable. In November of 2019 the note holders agreed to extend the due date of the notes from December 31, 2019 to December 31, 2020.

In December 2018, the Company issued short-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $346 in cash. The short-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new debt and/or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 10% per annum. In November of 2019 the note holders agreed to extend the due date of the notes from December 31, 2019 to December 31, 2020.

In December 2018, the Company increased the interest rate on its unsecured notes from 6% to 10% beginning January 1, 2019. During the twelve months ended December 31, 2019, the Company accrued $264 of interest expense, $226 associated with the notes, of which $74 was to related parties and $152 was to other investors.

The Company recorded $36 in debt discount amortization for the twelve months ended December 31, 2019 related to the above debt financings, $10 was to related parties and $26 was to other investors. In addition the Company recorded $65 in amortization expense on warrants issued associated with long term deferred compensation.

7. Stockholders’ equity (deficit):

Common stock options:

At December 31, 2019, the Company has one stock-based employee compensation plan, the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2011 plan under individual plans.

Information with respect to the Stock Compensation Plan at December 31, 2019 is as follows:

2011 Stock Compensation Plan
Shares authorized for issuance	1,250
Option vesting period	Immediate/Quarterly over 3 years
Date adopted by shareholders	November 2011
Option term	7 Years
Options outstanding	1,077
Options exercisable	660
Weighted average exercise price	$1.59

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

The Company granted 40 stock options during 2019 at a weighted average exercise price of $0.50 per share. The Company granted 393 stock options during 2018 at a weighted average exercise price of $0.78 per share. The fair value calculations for the stock options granted are based on the following assumptions:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Risk free interest rate	2.30%	1.91%
Expected life (years)	6.1	6.3
Expected volatility	191.65%	180.51%
Expected dividends	None	None
Estimated average forfeiture rate	23.6%	1.91%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2019 and 2018. There were no stock options exercised during the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Research and development	$28	$85
General and administrative	134	115
Director options and consultants	27	24
Stock-based compensation expense included in operating expenses	$189	$224

As of December 31, 2019, there was $68 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2019.

7. Stockholders’ equity (deficit) (continued):

Common stock options (continued):

The summary activity for the Company’s 2011 Stock Compensation Plans is as follows:

	December 31, 2019				December 31, 2018
	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	1,037	$1.65	$–		736	$3.65	$–
Granted	40	$0.50	$–		393	$0.78	$–
Forfeited/ Cancelled	–	$–	$–		(92)	$13.91	$–
Outstanding at period end	1,077	$1.59	$–	4.97	1,037	$1.65	$–	5.29
Options vested and exercisable at period end	660	$2.18	$–	4.75	320	$3.92	$–	5.40
Weighted average grant-date fair value of options granted during the period	$0.40				$0.76

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per share
$0.01 -$25.00	1,050	5.06	$0.63	633	$0.61
$25 – $625	27	1.27	$38.56	27	$38.56
	1,077	4.97	$1.59	660	$2.18

A summary of the status of the Company’s non-vested shares as of December 31, 2019 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2019	718	$0.54
Granted	40	$0.50
Canceled/Forfeited	–	$–
Vested	(341)	$0.63
Non-vested at December 31, 2019	417	$0.65

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

7. Stockholders’ equity (deficit) (continued):

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

Warrants:

On February 6, 2019, the Company issued warrants to purchase 985 shares of common stock to 4 consultants and an employee in connection with the accrued compensation owed by the Company to the employee and consultants. The warrants are exercisable for three years with an exercise price of $0.50 per share. The warrants may not be exercised for cash or on a cashless basis, and may solely be exercised using the holder’s outstanding accrued compensation on the date of exercise. There were no warrants issued in 2018. There were no warrant exercises in 2019 and 2018.

A summary of the warrant activity is as follows:

	December 31, 2019		December 31, 2018
	Shares	Weighted Average Exercise Price per share	Shares	Weighted Average Exercise Price per share
Outstanding at beginning of period	1,828	$2.16	1,878	$2.52
Issued	985	$0.50	─	$ ─
Expired	(277)	$1.63	(50)	$15.63
Outstanding at end of period	2,536	$1.52	1,828	$2.16
Exercisable at end of period	2,536	$1.52	1,828	$2.16

A summary of the status of the warrants outstanding as of December 31, 2019 is as follows:

Number of Shares Outstanding and Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price per share
1,551	1.40	$2.18
985	2.13	$0.50
2,536	1.68	$1.52

As of December 31, 2019, 3,613 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

8. Commitments and Contingencies:

Lease commitments:

In June 2018, the Company negotiated a cancellation agreement with its landlord to cancel its office lease and move to facilities which better suit its needs, saving the Company $112 net, over the remaining 16 months of the old lease term. Facilities rent expense was approximately $34 and $66 in 2019 and 2018, respectively.

The office space secured in June 2018 is on a month to month rental basis and can be surrendered at any time without penalty.

9. Income taxes:

At December 31, 2019, the Company had net operating loss carryforwards of $64,414 for federal income tax purposes which will begin to expire in 2020 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $33,751. These state net operating losses carryforwards will begin to expire in the year 2019 if unused.

Deferred tax assets and liabilities at December 31 consist of the following:

	2019	2018
Deferred tax assets:
Net operating loss carry-forwards	$15,884	$16,672
Accruals and reserves	351	263
Deferred revenue	116	84
Intangibles	422	486
Other, net	85	42
Fixed assets	–	–
Gross tax assets	16,858	17,547
Valuation allowance	16,858)	(17,547)
Net deferred tax assets	$–	$–

The Company’s provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2019 and December 31, 2018:

	2019	2018
Income tax benefit at the federal statutory rate	$(228)	$(209)
State income tax benefit	(77)	(69)
NOL expiration	360	938
Prior year true-ups	(565)	(195)
Permanent items and other	68	81
Change in valuation allowance	(689)	(548)
Income tax expense	$(1)	$(2)

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

9. Subsequent events

On January 28, 2020 and March 2, 2020, the Company received, from investors and affiliates of the Company, advances totaling $75 in cash against certain accounts receivable of the Company. Upon collection of the invoices, the Company was obligated to repay the advances to each of the lenders on a pro rata basis together with a 5% advance fee. The amount advanced was exchanged for the notes described in the paragraph below. Approximately $4 in advance fees was repaid in cash to the lenders, per the agreement.

In March 2020, the Company issued short-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $75 in cash and $75 in exchange for the above mentioned advances. The short-term notes can convert into common stock at any time at a price per share of $0.50 and automatically convert into common stock upon the closing of a new debt and/or equity financing of at least $1,000, at the lesser of $0.50 or the equivalent common stock price of such financing. The short-term notes bear interest at the rate of 10% per annum and are due December 31, 2020.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S.  On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.  In addition, several states in the U.S., including California, where the Company is headquartered, have declared a state of emergency.  The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.  At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.