Form 10-Q
period 2020-03-31
iSign Solutions Inc.
filed 2020-05-15
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Number of shares outstanding of the issuer’s Common Stock as of May 15, 2020: 5,761,980.

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2020	2019
Assets	Unaudited
Current assets:
Cash and cash equivalents	$88	$25
Accounts receivable, net of allowance of $0 at March 31, 2020 and December 31, 2019, respectively	39	61
Prepaid expenses and other current assets	23	22
Total current assets	150	108
Property and equipment, net	7	8
Other assets	5	5
Total assets	$162	$121

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,230	$1,196
Short-term debt, net	2,396	2,246
Accrued compensation	85	71
Other accrued liabilities	883	814
Deferred revenue	453	346
Total current liabilities	5,047	4,673
Deferred revenue long-term	-	70
Other long-term liabilities	723	669
Total liabilities	5,770	5,412
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,760 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	58	58
Treasury shares, 5 at March 31, 2020 and December 31, 2019, respectively	(325)	(325)
Additional paid in capital	129,673	129,651
Accumulated deficit	(135,014)	(134,675)
Total stockholders’ deficit	(5,608)	(5,291)
Total liabilities and stockholders’ deficit	$162	$121

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019

Revenue:
Product	$31	$41
Maintenance	159	158
Total revenue	190	199

Operating costs and expenses:
Cost of sales:
Product	2	2
Maintenance	9	16
Research and development	176	171
Sales and marketing	27	26
General and administrative	228	204
Total operating costs and expenses	442	419

Loss from operations	(252)	(220)

Other income (expense) net	1	-
Warrant expense	(18)	-
Interest expense:
Related party	(24)	(14)
Other	(45)	(47)
Amortization of debt discount:
Related party	-	(3)
Other	-	(7)
Loss before income tax expense	(338)	(291)

Income tax expense	(1)	─
Net loss	$(339)	$(291)
Basic and diluted net loss per common share	$(0.06)	$(0.05)
Weighted average common shares outstanding, basic and diluted	5,762	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2020	5,760	$58	5	$(325)	$129,651	$(134,675)	$(5,291)
Stock-based compensation	─	─	─	─	$22	─	22
Net loss	─	─	─	─	─	(339)	(339)
Balance, March 31, 2020	5,760	$58	5	$(325)	$129,673	$(135,014)	$(5,608)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	equity
Balance January 1, 2019	5,760	$58	5	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	─	─	─	─	59	─	59
Net loss	─	─	─	─	─	(291)	(291)
Balance, March 31, 2019	5,760	$58	5	$(325)	$129,310	$(133,880)	$(4,837)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(339)	$(291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Amortization of debt discount	-	10
Amortization of warrants	19	-
Stock-based compensation	22	59
Changes in operating assets and liabilities:
Accounts receivable, net	22	41
Prepaid expenses and other assets	(1)	(13)
Accounts payable	34	(14)
Accrued compensation	14	(3)
Other accrued and long-term liabilities	104	112
Deferred revenue	37	45
Net cash used in operating activities	(87)	(53)

Cash flows from investing activities:
Acquisition of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt	150	-
Net cash provided by financing activities	150	-

Net increase in cash and cash equivalents	63	(55)
Cash and cash equivalents at beginning of period	25	335
Cash and cash equivalents at end of period	$88	$280

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Three Months Ended March 31,
	2020	2019
Supplementary disclosure of cash flow information
Interest paid	$4		$1
Income taxes paid	$1	$	─

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

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2020 the Company’s accumulated deficit was $135,014. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2020, the Company’s cash balance was $88. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interaction between Topic 321, Topic 323 and Topic 815. The amended guidance in this update was issued to clarify the interaction of the accounting for equity securities under Topic 321, Investments—Equity Securities; investments accounted for under the equity method of accounting in Topic 323, Investments—Equity Method and Joint Ventures; and the accounting for certain forward contracts and purchased options accounted for under Topic 815, Derivatives and Hedging. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

The Company will evaluate ASU 2020-01. The Company believes the adoption of ASU 2020-01 will have no impact on the Company’s financial statements.

Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments. The Board decided to issue a separate update to improve various financial instruments Topics in the Codification to increase stakeholder awareness of the amendments and to clarify and improve the understandability of the guidance of Topics. The amendments are effective immediately.

The Company believes the adoption of ASU 2020-03 will have no impact on the Company’s financial statements.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2020	2019	2020	2019
Customer #1	-	-	12%	12%
Customer #2	85%	83%	18%	17%
Customer #3	-	-	18%	18%
Customer #4	-	-	26%	20%
Customer #5	13%	-	-	-
Total concentration	98%	83%	74%	67%

3.	Net Loss Per Share

The Company calculates basic net loss per share based on the weighted average number of shares outstanding, and when applicable, diluted net income per share, which is based on the weighted average number of shares and potential dilutive shares outstanding.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

3.	Net Loss Per Share (continued)

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Stock options	1,067	1,077
Warrants	2,536	2,813

4.	Debt

Advances:

In January and March 2020, the Company received, from affiliates, advances aggregating $75 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. On March 25, 2020, the affiliates converted their advances into unsecured notes. The Company paid the advance fees of $4 in cash, and recorded them as interest expense in the quarter ended March 31, 2020.

Notes payable:

On March 25, 2020, the Company issued an aggregate of $150 in unsecured notes to affiliates and other investors. The Company received $75 in cash and $75 in exchange for the advances discussed above. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2020.

During the three months ended March 31, 2020, the Company accrued $69 of interest expense, $60 associated with the outstanding secured and unsecured convertible promissory notes, of which $24 was to related parties and $36 was to other investors. For the three months ended March 31, 2019, the Company accrued $61 of interest expense, $53 associated with its outstanding notes, of which $13 was to related parties and $40 was to other investors.

The Company recorded $0 and $10 in debt discount amortization for the three months ended March 31, 2020 and 2019, respectively.

5.	Stockholders’ Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2020 and 2019 was approximately 6.43% and 5.95%, respectively, based on historical data.

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

No options were granted during the three months ended March 31, 2020. The Company granted stock options to purchase 40,000 shares of common stock during the three months ended March 31, 2019. There were no stock options exercised during the three months ended March 31, 2020 and 2019, respectively.

The fair value calculations for the stock options granted are based on the following assumptions:

Three Months Ended March 31, 2019
Risk free interest rate	2.30%
Expected life (years)	6.1
Expected volatility	191.65%
Expected dividend yield	None

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2020	2019
Research and development	$3	$10
Sales and marketing	-	─
General and administrative	16	40
Director	3	9
Total stock-based compensation	$22	$59

A summary of option activity under the Company’s plans for the three months ended March 31, 2020 and 2019 is as follows:

	2020				2019
Options	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	1,077	$1.59	-	$-	1,037	$1.65	-	-
Granted	-	$-	-	-	40	$0.50	-	-
Canceled	(10)	$56.10
Outstanding at March 31	1,067	$1.07	4.76	$-	1,077	$1.61	5.72	-
Vested and expected to vest at March 31	1,062	$1.59	4.92	$-	1,077	$1.61	5.72	$-
Exercisable at March 31	736	$1.25	4.60	$-	402	$3.24	5.28	$-

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.01 - $0.50	655	4.49	$0.50	521	$0.50
$0.51 - $1.00	393	5.36	$0.78	196	$0.78
$1.01 - $25.00	2	2.32	$15.94	2	$15.94
$25.01 – $625.00	17	1.77	$28.12	17	$28.12
Total	1,067	4.76	$1.07	736	$1.25

A summary of the status of the Company’s non-vested shares as of March 31, 2020 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2020	417	$0.65
Vested	(86)	$0.67
Non-vested at March 31, 2020	331	$0.67

As of March 31, 2020, there was $75 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.03 years.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2020. On February 6, 2019, the Company issued warrants to purchase 985,000 shares of common stock to 4 consultants and an employee in connection with the accrued compensation owed by the Company to the employee and consultants. The warrants are exercisable for three years with an exercise price of $0.50 per share. The warrants may not be exercised for cash or on a cashless basis, and may solely be exercised using the holder’s outstanding accrued compensation on the date of exercise.

A summary of the warrant activity to purchase shares of Common Stock for the three months ended March 31 is as follows:

	2020			2019
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,536		$1.52	1,828	$2.08
Issued	-	$		985	$0.50
Outstanding at end of period	2,536		$1.52	2,813	$1.53
Exercisable at end of period	2,536		$1.52	2,813	$1.53

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

A summary of the status of the warrants outstanding and exercisable to purchase shares of Common Stock as of March 31, 2020 is as follows:

Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price per share

1,551	1.15	$2.18
985	1.88	$0.50
2,536	1.43	$1.52

6.	Subsequent event

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123,077 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds, for the most part, will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including the following:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2019, net losses aggregated approximately $2,113, and, at March 31, 2020, the Company’s accumulated deficit was approximately $135,014.

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

FORM 10-Q

(In thousands, except per share amounts)

For the three months ended March 31, 2020, total revenue was $190, a decrease of $9, or 5%, compared to total revenue of $199 in the prior year period. The decrease in revenue is primarily attributable to a decrease in the Company’s product revenue for the quarter.

The net loss for the three months ended March 31, 2020 was $339, an increase of $48, or 16%, compared to a net loss of $291 in the prior year period. The increase in net loss is due to the decrease in revenue of $9 and increases in overhead expenses of $23 or 5%, and increases in other non-cash warrant, interest and debt discount expense of $47 or 16% compared to the prior year.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10-K.

Effect of Recent Accounting Pronouncement

Accounting Standards Updates issued as of March 31, 2020 are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2020, product revenue was $31, a decrease of $10, or 24%, compared to product revenue of $41 in the prior year period. The decrease in product revenue is primarily due to transaction volume compared to the prior year period. For the three months ended March 31, 2020, maintenance revenue was $159, an increase of $1, or 1%, compared to maintenance revenue of $158 in the prior year period.

Cost of Sales

For the three months ended March 31, 2020, cost of sales was $11, a decrease of $7, or 39%, compared to cost of sales of $18 in the prior year period. The decrease in cost of sales is primarily attributable to the decrease in direct engineering costs associated with maintenance activities compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended March 31, 2020, research and development expense was $176, an increase of $5, or 3%, compared to research and development expense of $171 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The increase in research and development expense was due to an increase in salaries and related expenses of $5, or 4%, compared to the prior year. Gross engineering expenses, before allocations to cost of sales, was $187 a decrease of $5, or 3%, compared to $192 in the prior year period, due primarily to the decrease in professional services and facilities allocation expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2020, sales and marketing expense was $27, an increase of $1, or 4%, compared to $26 in the prior year period. The increase was primarily attributable to an increase in commissions and professional services.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

General and Administrative Expenses

For the three months ended March 31, 2020, general and administrative expense was $228, an increase of $24, or 12%, compared to general and administrative expense of $204 in the prior year period. The increase was due primarily to increases in other administrative overhead expenses of $45, offset by reductions of $21 in salaries and related expense, compared to the prior year period.

Other income and expense

Other income, expense was $1, an increase of $1, or 100% compared to $0 in the prior year. Warrant expense related to deferred salaries for the three months ended March 31, 2020 was $18, an increase of $18, or 100% compared to the prior year.

Interest expense for the three months ended March 31, 2020 was $69, an increase of $8, or 13% compared to interest expense of $61 in the prior year period. The increase is due to an increase in the interest rate on the unsecured notes from 6% to 10% in the second half of 2019, and an increase in short-term debt and other unpaid interest-bearing liabilities. Interest expense on short-term debt associated with related parties was $24 and non-related party interest expense was $45.

Amortization of debt discount was $0 for the three months ended March 31, 2020, a decrease of $10, or 100% compared to $10 in the prior year period. The extension of the due dates for the secured and unsecured convertible promissory notes to December 31, 2020 resulted in this decline in amortization expense.

Liquidity and Capital Resources

At March 31, 2020, cash and cash equivalents totaled $88, compared to cash and cash equivalents of $25 at December 31, 2019. The increase in cash was due to cash flows from financing activities of $150, offset by cash used in operating activities of $87. At March 31, 2020, total current assets were $150 compared to total current assets of $108 at December 31, 2019. At March 31, 2020, the Company’s principal sources of funds included its cash and cash equivalents aggregating $88.

At March 31, 2020, accounts receivable net, was $39, a decrease of $22, or 36%, compared to accounts receivable, net of $61 at December 31, 2019. The decrease is due primarily due to faster collection times for accounts receivable.

At March 31, 2020, prepaid expenses and other current assets were $23, an increase of $1, or 5%, compared to prepaid expenses and other current assets of $22 at December 31, 2019. The increase is due primarily to prepayments of insurance premiums for the current year.

At March 31, 2020, total current liabilities were $5,047, an increase of $374, or 8%, compared to total current liabilities of $4,673 at December 31, 2019.

At March 31, 2020, accounts payable were $1,230, an increase of $34, or 3%, from the December 31, 2019 balance of $1,196. The increase is due primarily to professional fees for engineering services and accounting fees related to the prior year audit.

At March 31, 2020, accrued compensation was $85, an increase of $14, or 20%, compared to accrued compensation of $71 at December 31, 2020. The increase is due primarily to the accrual of commissions and salary increases during the quarter ended March 31, 2020.

Other accrued liabilities were $883, an increase of $69, or 8%, compared to other accrued liabilities of $814 at December 31, 2019, primarily due to the accrual of interest on the Company’s debt and certain franchise taxes.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Deferred revenue was $453 at March 31, 2020, an increase of $107, or 31%, compared to deferred revenue of $346 at December 31, 2019. The increase is primarily due to the renewal of maintenance contracts offset by the recognition of maintenance revenues during the quarter ended March 31, 2020.

In January and March 2020, the Company received, from affiliates, advances aggregating $75 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. On March 25, 2020, the affiliates converted their advances into unsecured notes. The Company paid the advance fees of $4 in cash, and recorded them as interest expense in the quarter ended March 31, 2020.

On March 25, 2020, the Company issued an aggregate of $150 in unsecured notes to affiliates and other investors. The Company received $75 in cash and $75 in exchange for the advances discussed above. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2020.

For the three months ended March 31, 2020, the Company incurred $69 of interest expense and $0 in amortization of debt discount. For the three months ended March 31, 2019, the Company incurred $61 of interest expense and $10 in amortization of debt discount.

The Company had no material commitments as of March 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2020.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2020 and 2019, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

iSign Solutions Inc.
Registrant

May 15, 2020	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)