Form 10-Q
period 2020-06-30
iSign Solutions Inc.
filed 2020-08-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

Yes	☐	No	☐

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

Number of shares outstanding of the issuer’s Common Stock, as of August 14, 2020: 5,761,980

- i -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30,	December 31,
	2020	2019
Assets	Unaudited
Current assets:
Cash and cash equivalents	$320	$25
Accounts receivable, net of allowance of $10 at June 30, 2020 and $0 at December 31, 2019, respectively	73	61
Prepaid expenses and other current assets	13	22
Total current assets	406	108
Property and equipment, net	6	8
Other assets	5	5
Total assets	$417	$121

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,056	$1,196
Short-term debt- related party	941	841
Short-term debt – other	1,706	1,405
Short-term debt – Paycheck Protection Program	62	-
Accrued compensation	90	71
Other accrued liabilities	961	814
Deferred revenue	529	346
Total current liabilities	5,345	4,673
Long-term debt – Paycheck Protection Program	61	-
Deferred revenue long-term	-	70
Other long-term liabilities	770	669
Total liabilities	6,176	5,412
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,762 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	58	58
Treasury shares, 5 at June 30, 2020 and December 31, 2019, respectively	(325)	(325)
Additional paid-in capital	129,703	129,651
Accumulated deficit	(135,195)	(134,675)
Total stockholders’ deficit	(5,759)	(5,291)
Total liabilities and stockholders’ deficit	$417	$121

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product	$59	$41	$90	$81
Maintenance	168	186	327	344
Total revenue	227	227	417	425

Operating costs and expenses:
Cost of sales:
Product	19	1	21	2
Maintenance	27	17	36	33
Research and development	144	181	320	352
Sales and marketing	25	27	52	53
General and administrative	173	190	419	395
Total operating costs and expenses	388	416	848	835

Loss from operations	(161)	(189)	(431)	(410)

Other income (expense), net	51	15	52	14
Interest expense:
Related party	(23)	(14)	(47)	(27)
Other	(47)	(49)	(92)	(96)
Amortization of debt discount:
Related party	-	(3)	-	(6)
Other	(1)	(7)	(1)	(14)
Loss before income tax expense	(181)	(247)	(519)	(539)

Income tax expense	-	(1)	(1)	(1)
Net loss	$(181)	$(248)	$(520)	$(540)
Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.09)	$(0.09)
Weighted average common shares outstanding, basic and diluted	5,762	5,762	5,762	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2020	5,762	$58	5	$(325)	$129,651	$(134,675)	$(5,291)
Stock-based compensation	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(339)	(339)
Balance, March 31, 2020	5,762	$58	5	$(325)	$129,673	$(135,014)	$(5,608)
Stock-based compensation	-	-	-	-	17	-	17
Warrant issued for services	-	-	-	-	13	-	-
Net loss	-	-	-	-	-	(181)	(184)
Balance, June 30, 2020	5,762	$58	5	$(325)	129,703	(135,195)	(5,759)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2019	5,762	$58	5	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	-	-	-	-	59	-	59
Net loss	-	-	-	-	-	(291)	(291)
Balance, March 31, 2019	5,762	$58	5	(325)	$129,310	$(133,880)	$(4,837)

Stock-based compensation	-	-	-	-	48	-	48
Net loss	-	-	-	-	-	(249)	(249)
Balance, June 30, 2019	5,762	58	5	(325)	129,358	(134,129)	(5,038)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(520)	$(540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Debt discount amortization	1	20
Amortization of Warrants	36	-
Warrants issued for services	13	-
Stock-based compensation	39	107
Forgiveness of debt related to accounts payable	(52)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(12)	37
Prepaid expenses and other assets	9	13
Accounts payable	(88)	(13)
Accrued compensation	19	(6)
Other accrued and long-term liabilities	212	217
Deferred revenue	113	109
Net cash used in operating activities	(228)	(54)

Cash flows from investing activities:
Acquisition of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt – related party	100	-
Proceeds from the issuance of short-term debt – other	300	-
Proceeds from Short-term debt - Paycheck Protection Program	123	-
Net cash provided by financing activities	523	-

Net increase (decrease) in cash and cash equivalents	295	(57)
Cash and cash equivalents at beginning of period	25	335
Cash and cash equivalents at end of period	$320	$278

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Supplementary disclosure of cash flow information
Interest paid	$5	$-
Income taxes paid	$1	$1

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, several states in the U.S., including California, where the Company is headquartered, have experienced an increase in new cases of COVID-19. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2020 the Company’s accumulated deficit was $135,195. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2020, the Company’s cash balance was $320. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes the adoption of ASU 2020-03 will have no impact on the Company’s financial statements.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2020	2019	2020	2019	2020	2019
Customer #1	88%	70%	28%	17%	23%	16%
Customer #2	-	-	10%	10%	11%	11%
Customer #3	-	-	24%	33%	25%	29%
Customer #4	-	-	21%	15%	20%	16%
Customer #5	12%	21%	-	-	-	-
Total concentration	100%	91%	83%	75%	79%	72%

3.	Net Loss per Share

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Stock options	1,067	1,077	1,067	1,077
Warrants	2,566	2,813	2,566	2,813

4.	Debt

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

Notes payable:

On March 25, 2020, the Company issued an aggregate of $150 in unsecured notes to affiliates and other investors. The Company received $75 in cash and $75 in exchange for the advances discussed above. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, holders of such notes can elect to convert at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2020.

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company may apply for the loans and accrued interest to be forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period in question. Under the terms of the related promissory note, the unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds, for the most part, will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

On June 19, 2020, iSign Solutions Inc. (the “Company”) entered into a Note Purchase Agreement (the “Purchase Agreement”) with an investor. Under the terms of the Purchase Agreement, the Company received a cash loan in the aggregate amount of $250,000 (the “Loan”) from the Investor in exchange for the Company’s issuance of an unsecured convertible promissory note equal to the amount of such Investor’s loan contribution to the Company. The Note bears interest at the rate of 10% per annum, and has a maturity date the earlier of December 31, 2021, or the date on which the Company’s other outstanding unsecured convertible promissory notes are due. Principal and interest due under the Note may be converted by the investor into shares of the Company’s common stock at a price of $0.50 per share, or, in the event the Company consummates a financing of at least $1,000, at the price per share of such financing, if lower than $0.50 per share.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

4.	Debt (continued)

The Company accrued $69 and $139 of interest expense during the three and six months ended June 30, 2020, $60 and $120, respectively, associated with the outstanding secured and unsecured convertible promissory notes, of which $23 and $47, respectively, was to related parties and $38 and $74, respectively, was to other investors. For the three and six months ended June 30, 2019, the Company accrued $63 and $123 of interest expense, $54 and $107, respectively, associated with its outstanding notes, of which $13 and $27, respectively, was to related parties and $40 and $40, respectively, was to other investors.

The Company recorded $0 and $1 in debt discount amortization for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019 the Company recorded $10 and $20 of debt discount

5.	Stockholders’ Equity (Deficit)

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock -based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2020 and 2019, was approximately 13.59% and 13.4%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

No options were granted during the three and six months ended June 30, 2020. The Company granted stock options to purchase 40,000 shares of common stock during the six months ended June30, 2019. There were no stock options exercised during the three and six months ended June 30, 2020 and 2019, respectively.

The fair value calculations for the stock options granted are based on the following assumptions:

Six Months Ended June 30, 2019
Risk free interest rate	2.30%
Expected life (years)	6.1
Expected volatility	191.65%
Expected dividend yield	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$2	$8	$5	$17
General and administrative	$12	$32	$28	$73
Director and consultant options	$3	$8	$6	$17
Total stock-based compensation expense	$17	$48	$39	$107

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

A summary of option activity under the Company’s plans for the six months ended June 30, 2020 and 2019 is as follows:

	2020					2019
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,077	$1.59	-	$		1,037	$1.65		$-
Granted	-	$-	-	$		40	$0.50		$-
Forfeited or expired	10	$56.10	-	$		-	$-		$-
Outstanding at June 30	1,067	$1.07	5.50	$		1,070	$1.61	5.50	$-
Vested and expected to vest at June 30	1,067	$1.07	4.52		$-	1,070	$1.61	5.50	$-
Exercisable at June 30	822	$1.18	4.38		$-	489	$2.77	5.16	$-

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per Share
$0.01 – $0.50	655	4.24	$0.50	574	$0.50
$0.51 – $625.00	412	4.92	$1.97	229	$9.20
Total	1,067	4.52	$1.07	822	$2.77

A summary of the status of the Company’s non-vested shares as of June 30, 2020 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2020	417	$0.65
Vested	(172)	$0.69
Non-vested at June 30, 2020	245	$0.69

As of June 30, 2020, there was a total of $30 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 0.86 years.

iSign Solutions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share amounts)

5.	Stockholders’ Equity (Deficit) (continued)

Warrants

The Company issued 30,000 warrants during the three and six months ended June 30, 2020 to a consultant for services. The warrants are exercisable for three years with an exercise price of $0.50 per share. The Company ascribed a value of $13 to the warrants which is based on the Black-Scholes-Merton valuation model.

In February 2019, the Company issued warrants to purchase 985,000 shares of common stock to 4 consultants and an employee in connection with the accrued compensation owed by the Company to the employee and consultants. The warrants are exercisable for three years with an exercise price of $0.50 per share. The warrants may not be exercised for cash or on a cashless basis, and may solely be exercised using the holder’s outstanding accrued compensation on the date of exercise.

A summary of the warrant activity for the six months ended June 30 is as follows:

	2020		2019
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,536	$1.52	1,828	$2.08
Issued	30	$-	985	$0.50
Expired	-	$-	-	$-
Outstanding at end of period	2,566	$1.52	2,813	$1.58
Exercisable at end of period	2,566	$1.52	2,813	$1.58

A summary of the status of the warrants outstanding and exercisable as of June 30, 2020 is as follows:

Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

1,551	0.89	$2.18
985	1.63	$0.50
30	2.61	$0.50
2,566	1.20	$1.51

6.	Subsequent Event

In July 2020, the Company booked $307 in forgiven accounts payable. In exchange for the forgiveness the Company made cash payments of $150, issued a 3-year note for $130 bearing 4% interest per annum, and issued of a 5-year warrant to purchase 10,000 shares of the Company’s common stock at a price of $0.50 per share.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2019, net losses aggregated approximately $2,113, and, at June 30, 2020, the Company’s accumulated deficit was approximately $135,195.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, several states in the U.S., including California, where the Company is headquartered, have experienced an increase in new cases of COVID-19. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

In May 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

In June 2020, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with an investor. Under the terms of the Purchase Agreement, the Company received a cash loan in the aggregate amount of $250,000 (the “Loan”) from the Investor in exchange for the Company’s issuance of an unsecured convertible promissory note equal to the amount of such Investor’s loan contribution to the Company.

For the three months ended June 30, 2020, total revenue was $227, compared to total revenue of $227 in the prior year period. For the six months ended June 30, 2020, total revenue was $417, a decrease of $8, or 2%, compared to total revenue of $425 in the prior year period. The change in revenue for the six months ended June 30, 2020 is due primarily to a decrease in maintenance revenue of $17 or 5%, compared to the prior year period offset by an increase in product revenue of $9, or 11%, compared to the prior year. The increase in product revenue is the result of timing issues related to new orders while the decrease in maintenance is due to the loss of two customers.

The net loss for the three months ended June 30, 2020 was $181, a decrease of $67, or 27%, compared to a net loss of $248 in the prior year period. The three month loss from operations decreased $27, or 14%, to $162 compared to $189 in the prior year period. The decrease was due to a net decrease in overhead expenses. For the six months ended June 30, 2020 the net loss was $520, a decrease of $20, or 4%, compared to a net loss of $540 in the prior year period. The six month loss from operations increased $21, or 5%, to $431 compared to $410 in the prior year period. This increase was due to an increase in warrant expense issued for services and other overhead costs compared to the prior year.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10-K.

Effect of Recent Accounting Pronouncements

Accounting Standards Updates issued in 2020 are being evaluated by the Company, however, implementation is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended June 30, 2020, product revenue was $59, an increase of $18, or 44%, compared to product revenue of $41 in the prior year period. The increase in revenue is primarily attributable to increases in one time revenue transactions compared to the prior year period. For the three months ended June 30, 2020, maintenance revenue was $168, a decrease of $18, or 10%, compared to maintenance revenue of $186 in the prior year period. The decrease is primarily due to a decrease in net maintenance fee renewals in the first calendar quarter of 2020.

For the six months ended June 30, 2020, product revenue was $90, an increase of $9, or 11%, compared to product revenue of $81 in the prior year period. The increase in product revenue is primarily due to the same factors for the three-month period discussed above. For the six months ended June 30, 2020, maintenance revenue was $327, a decrease of $17, or 5%, compared to maintenance revenue of $344 in the prior year period. The decrease in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended June 30, 2020, cost of sales was $46, an increase of $28, or 156%, compared to cost of sales of $18 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to revenue from non-recurring engineering (“SOW”) and maintenance contracts during the three months ended June 30, 2020, compared to the prior year period.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

For the six months ended June 30, 2020, cost of sales was $57, an increase of $22, or 63%, compared to cost of sales of $35 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to revenue from SOW and maintenance contracts, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2020, research and development expense was $144, a decrease of $37, or 20%, compared to research and development expense of $181 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Other general expenses decreased $16, or 8%, due to reductions in professional services and facilities costs compared to the prior year. The reductions in overhead expenses were supplemented by an increase of $20 in allocated labor costs to cost of sales. Total expenses, before allocations for the three months ended June 30, 2020, were $186, a decrease of $16, or 8%, compared to $202 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above and certain cost saving measures put in place in the current year to safeguard against possible negative repercussions of the COVID-19 pandemic.

For the six months ended June 30, 2020, research and development expense was $320, a decrease of $32, or 9%, compared to research and development expense of $352 in the prior year period. Total expenses, before allocations to cost of sales, for the six months ended June 30, 2020, were $373, a decrease of $20, or 5%, compared to $394 in the prior year period. The reasons for these decreases during the six-month period ended June 30, 2020 are the same as for the three-month period discussed above.

Sales and Marketing Expense

For the three months ended June 30, 2020, sales and marketing expense was $25, a decrease of $2, or 7%, compared to sales and marketing expense of $27 in the prior year period. For the six months ended June 30, 2020, sales and marketing expense was $52, a decrease of $1, or 2%, compared to sales and marketing expense of $53 in the prior year period. These decreases were primarily attributable to reductions in allocated expenses.

General and Administrative Expense

For the three months ended June 30, 2020, general and administrative expense was $173, a decrease of $17, or 9%, compared to general and administrative expense of $190 in the prior year period. The decrease was primarily due to a decrease in stock option compensation of $20 or 62%. Other general administrative expenses decreased $28, or 22%, compared to the prior year period. The decreases were offset by the issuance of 30,000 warrants to a consultant for services. The company ascribed a value of $13 to the warrants based on the Black-Scholes-Merton valuation model and warrant expense related to deferred compensation issued in the prior year.

For the six months ended June 30, 2020, general and administrative expense was $370, a decrease of $25, or 6%, compared to general and administrative expense of $395 in the prior year period. The decrease was primarily due to the same factors discussed for the three-month period ended June 30, 2020, partially offset by an increase in the allowance for doubtful accounts.

Other Income and Expense

For the three and six months ended June 30, 2020, other income was $51 and $52, respectively, an increase of $36 and $38, respectively, compared to other income of $15 and $14 for the three and six months ended June 30, 2019. The change in other income and expense is due primarily to the forgiveness of $52 of accounts payable during the three months ended June 30, 2020. Such forgiveness was generated from related cash payments of approximately $88. Other income for the three and six months ended June 30 2019 included the collection of $12 of accounts receivable written off in the prior year.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

For the three months ended June 30, 2020, interest expense was $70, an increase of $7, or 11% compared to interest expense of $63 in the prior year period. For the six months ended June 30, 2020, interest expense was $139, an increase of $16, or 13%, compared to interest expense of $123 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the three and six months ended June 30, 2020 compared to the prior year period.

Amortization of debt discount was $1 and $1 for the three and six month periods ended June 30, 2020 compared to $10 and $20 in the same periods of the prior year, respectively. The decrease was due to the extension of the maturity date of the Company’s debt to December 31, 2020.

Liquidity and Capital Resources

At June 30, 2020, cash and cash equivalents totaled $320, compared to cash and cash equivalents of $25 at December 31, 2019. The increase in cash was due primarily to $523 provided by financing activities offset by net cash used in operating activities of $228 for the six month period ended June 30, 2020. At June 30, 2020, total current assets were $406, compared to total current assets of $108 at December 31, 2019. At June 30, 2020, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $320.

At June 30, 2020, accounts receivable net, was $73, an increase of $12, or 20%, compared to accounts receivable net of $61 at December 31, 2019. The increase is due primarily to the timing of billings during the six months ended June 30, 2020.

At June 30, 2020, and December 31, 2019, prepaid expenses and other current assets were $13. The Company has been working on minimizing the dollar amount of new prepaid expenses incurred during the six-month period in light of the financial uncertainty surrounding the current COVID-19 pandemic.

At June 30, 2020, total current liabilities were $5,406, an increase of $733, or 16%, compared to total current liabilities of $4,673 at December 31, 2019. At June 30, 2020, accounts payable was $1,056, a decrease of $140, or 12%, compared to accounts payable of $1,196 at December 31, 2019. The decrease is due to the forgiveness of $51 of accounts payable during the three months ended June 30, 2020, in connection with cash payments of approximately $89.

At June 30, 2020, accrued compensation was $90, an increase of $19, or 27%, compared to accrued compensation of $71 at December 31, 2019. The increase is due primarily to accrued commissions on certain maintenance renewals during the six month period. Other accrued liabilities were $961, an increase of $147, or 18%, from $814 at December 31, 2019 primarily due to the accrual of additional interest expense on the Company’s debt and certain franchise taxes.

On March 25, 2020, the Company issued an aggregate of $150 in unsecured notes to affiliates and other investors. The Company received $75 in cash and $75 in exchange for the advances discussed above. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, holders of such notes can elect to convert at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2020.

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company may apply for the loans and accrued interest to be forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period in question. Under the terms of the related promissory note, the unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds, for the most part, will meet the conditions for forgiveness of the loan, we cannot assure you that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

On June 19, 2020, iSign Solutions Inc. (the “Company”) entered into a Note Purchase Agreement (the “Purchase Agreement”) with an investor. Under the terms of the Purchase Agreement, the Company received a cash loan in the aggregate amount of $250,000 (the “Loan”) from the Investor in exchange for the Company’s issuance of an unsecured convertible promissory note equal to the amount of such Investor’s loan contribution to the Company. The Note bears interest at the rate of 10% per annum, and has a maturity date the earlier of December 31, 2021, or the date on which the Company’s other outstanding unsecured convertible promissory notes are due. Principal and interest due under the Note may be converted by the investor into shares of the Company’s common stock at a price of $0.50 per share, or, in the event the Company consummates a financing of at least $1,000, at the price per share of such financing, if lower than $0.50 per share.

At June 30, 2020, current deferred revenue was $529, an increase of $113, or 27%, compared to current deferred revenue of $416 at December 31, 2019. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

The Company recorded $1 and $1 in debt discount amortization for the three and six months ended June 30, 2020, respectively, related to the 2016 debt financings.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

The Company incurred $69 and $139, respectively, of interest expense for the three and six months ended June 30, 2020, of which was $5 was paid in cash.

The Company had no material commitments as of June 30, 2020.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2020.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2020 and 2019, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

iSign Solutions Inc.
Registrant

August 14, 2020	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)