Form 10-Q
period 2020-09-30
iSign Solutions Inc.
filed 2020-11-16
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2020

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

Number of shares outstanding of the issuer’s Common Stock as of November 16, 2020: 5,761,980.

- i -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30,	December 31,
	2020	2019
Assets	Unaudited
Current assets:
Cash and cash equivalents	$25	$25
Accounts receivable, net of allowance of $0 at September 30, 2020 and $1 at December 31, 2019, respectively	63	61
Prepaid expenses and other current assets	31	22
Total current assets	119	108
Property and equipment, net	6	8
Other assets	5	5
Total assets	$130	$121

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$350	$1,196
Paycheck Protection Program, current portion	87	—
Short-term debt - related party	1,026	841
Short-term debt – other	1,746	1,405
Accrued compensation	79	71
Other accrued liabilities	1,049	814
Deferred revenue, current portion	344	346
Total current liabilities	4,681	4,673

Long-term debt - other	90	—
Paycheck Protection Program, net of current portion	36	—
Deferred revenue, net of current portion	—	70
Other long-term liabilities	919	669
Total liabilities	5,726	5,412

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,762 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	58	58
Treasury shares, 5 at September 30, 2020 and December 31, 2019, respectively	(325)	(325)
Additional paid-in capital	129,896	129,651
Accumulated deficit	(135,225)	(134,675)
Total stockholders’ deficit	(5,596)	(5,291)
Total liabilities and stockholders’ deficit	$130	$121

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product	$44	$45	$134	$126
Maintenance	198	168	525	512
Total revenue	242	213	659	638

Operating costs and expenses:
Cost of sales:
Product	2	5	23	8
Maintenance	27	23	63	56
Research and development	126	179	446	531
Sales and marketing	10	10	62	63
General and administrative	397	194	816	588
Total operating costs and expenses	562	411	1,410	1,246

Loss from operations	(320)	(198)	(751)	(608)

Other income (expense), net	373	—	425	14
Interest expense:
Related party	(30)	(19)	(77)	(46)
Other	(52)	(46)	(144)	(142)
Amortization of debt discount:
Related party	(1)	(3)	(1)	(8)
Other	—	(7)	(1)	(22)
Loss before income tax expense	(30)	(273)	(549)	(812)
Income tax expense	-	-	(1)	(1)
Net loss	$(30)	$(273)	$(550)	$(813)
Basic and diluted net loss per common share	$(0.01)	$(0.05)	$(0.10)	$(0.14)
Weighted average common shares outstanding basic and diluted	5,762	5,762	5,762	5,762

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2020	5,762	$58	5	$(325)	$129,651	$(134,675)	$(5,291)
Stock-based compensation	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(339)	(339)
Balance, March 31, 2020	5,762	$58	5	$(325)	$129,673	$(135,014)	$(5,608)
Stock-based compensation	—	—	—	—	17	—	17
Warrant issued for services	—	—	—	—	13	—	—
Net loss	—	—	—	—	—	(181)	(184)
Balance, June 30, 2020	5,762	$58	5	$(325)	129,703	(135,195)	(5,759)
Stock based compensation	—	—	—	—	30	—	30
Warrants issued associated with other long-term liabilities	—	—	—	—	160	—	160
Warrants issued in settlement of debt	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(30)	(30)
Balance, September 30, 2020	5,762	$58	5	$(325)	$129,896	$(135,225)	$(5,596)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2019	5,762	$58	5	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	(291)	(291)
Balance, March 31, 2019	5,762	$58	5	$(325)	$129,310	$(133,880)	$(4,837)
Stock-based compensation	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	(249)	(249)
Balance, June 30, 2019	5,762	$58	5	$(325)	$129,358	$(134,129)	$(5,038)
Stock-based compensation	—	—	—	—	37	—	37
Warrants issued associated with other long-term liabilities	—	—	—	—	212	—	212
Net loss	—	—	—	—	—	(273)	(273)
Balance, September 30, 2019	5,762	$58	5	$(325)	$129,607	$(134,402)	$(5,062)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(550)	$(813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309	49
Debt discount amortization	2	30
Warrant issued for services	16	-
Stock-based compensation	69	144
Forgiveness of debt related to accounts payable	(425)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	23
Prepaid expenses and other current assets	(9)	10
Accounts payable	(291)	(31)
Accrued compensation	8	(9)
Other accrued and long-term liabilities	339	332
Deferred revenue	(72)	(24)
Net cash used in operating activities	(606)	(289)

Cash flows from investing activities:
Acquisition of property and equipment	-	(9)
Net cash used in investing activities	-	(9)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt -related party	183	-
Proceeds from the issuance of short-term debt -other	300	-
Proceeds from long-term-debt- Paycheck Protection Program	123	-
Net cash provided by financing activities	606	-

Net decrease in cash and cash equivalents	-	(298)
Cash and cash equivalents at beginning of period	25	335
Cash and cash equivalents at end of period	$25	$37

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Supplementary disclosure of cash flow information:
Interest paid	$6	$1
Income tax paid	$1	$1

Non-cash financing and investing transactions:
Value of warrants issued on other long-term liabilities	$-	$212
Settlement of accounts payable for issuance of short-term debt and long-term debt, other	$130	$-

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in San Jose, California. The Company’s products include SignatureOne® Ceremony™ Server, the iSign® suite of products and services, and Sign-it® programs.

Certain numbers in the prior year statement of operations included in this Form 10-Q have been combined to conform to the current year presentation.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, several states in the U.S., including California, where the Company is headquartered, have experienced a flattening of new cases of COVID-19. However, it is uncertain if this trend will continue into the winter months, as shown by the recent uptick in reported cases. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2020, the Company’s accumulated deficit was $135,225. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2020, the Company’s cash balance was $25. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Other Accounting Standards Updates issued in 2020 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2020	2019	2020	2019	2020	2019
Customer #1	70%	58%	18%	17%	21%	18%
Customer #2	24%	24%	-	-	-	-
Customer #3	-	16%	10%	16%	11%	11%
Customer #4	-	-	21%	29%	23%	29%
Customer #5	-	-	29%	17%	23%	16%
Total concentration	94%	98%	78%	79%	78%	74%

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

3.	Net loss per share

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants would be antidilutive:

	For the Three and Nine Months Ended
	September 30, 2020	September 30, 2019

Stock options	1,338	1,077
Warrants	3,001	2,812
Convertible debt	5,298	4,498

4.	Debt

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

In August and September 2020, the Company received, from two affiliates, advances aggregating $83 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company has accrued the advance fees of $4 which is included in interest expense in the quarter ended September 30, 2020.

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

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company may apply for the loans and accrued interest forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period in question. Under the terms of the related promissory note, the unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds, for the most part, meet the conditions for forgiveness of the loan, we cannot assure you that we did not take actions that caused the Company to be ineligible for forgiveness of the loan, in whole or in part.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

4.	Debt (continued)

On June 19, 2020, iSign Solutions Inc. (the “Company”) entered into a Note Purchase Agreement (the “Purchase Agreement”) with an investor. Under the terms of the Purchase Agreement, the Company received a cash loan in the aggregate amount of $250,000 (the “Loan”) from the investor in exchange for the Company’s issuance of an unsecured convertible promissory note equal to the amount of such investor’s loan contribution to the Company. The Note bears interest at the rate of 10% per annum, and has a maturity date the earlier of December 31, 2021, or the date on which the Company’s other outstanding unsecured convertible promissory notes are due. The Note may be converted by its terms at the option of the investor into shares of the Company’s common stock.

On July 1, 2020 the Company entered into a settlement agreement with one of its vendors whereby the Company paid $135 in cash and issued a promissory note in the amount of $130 in settlement of approximately $537 in outstanding accounts payable. The note bears interest at the rate of 4% per annum and is due in installments of $40, $45 and $45 on or before the anniversary date of the note over the next three years. The settlement agreement discussed above resulted in gain of $272 recorded as other income in the statement of operations.

The Company accrued $83 and $221 of interest expense during the three and nine months ended September 30, 2020, $73 and $194, respectively, associated with the outstanding secured and unsecured convertible promissory notes, of which $28 and $76, respectively, was to related parties and $45 and $118, respectively, was to other investors. For the three and nine months ended September 30, 2019, the Company accrued $65 and $188 of interest expense, $55 and $162, respectively, associated with its outstanding notes, of which $19 and $47, respectively, was to related parties and $36 and $115, respectively, was to other investors.

The Company recorded $1 and $2 in debt discount amortization for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019 the Company recorded $10 and $30 of debt discount

5.	Stockholders’ Deficit

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2020 and 2019, was approximately 11.2% and 13.4%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

5.	Stockholders’ Deficit (continued)

The Company granted 290 stock options during the nine months ended September 30, 2020 at a weighted average exercise price of $0.50 per share. The Company granted 40 stock options during the nine months ended September 30, 2019 at a weighted average exercise price of $0.50 per share. There were no stock options exercised during the three and nine months ended September 30, 2020 and 2019. The fair value calculations for the stock options granted are based on the following assumptions:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Risk free interest rate	0.18%	2.30%
Expected life (years)	6.41	6.13
Expected volatility	164.00%	191.65%
Expected dividends	None	None

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1	$6	$7	$24
General and administrative	21	25	49	98
Director options	8	6	13	22
Stock-based compensation expense	$30	$37	$69	$144

A summary of option activity under the Company’s plans as of September 30, 2020 and 2019 is as follows:

	2020					2019
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,077	$1.59		$-	1,037	$1.65		$-
Granted	290	$0.50		$-	40	$0.50		$-
Forfeited or expired	(29)	$23.63		$-	-	$-		$-
Outstanding at September 30	1,338	$0.86	4.84	$-	1,077	$1.61	5.22	$-
Vested and expected to vest at September 30	1,293	$1.40	5.15	$-	1,072	$1.61	5.22	$-
Exercisable at September 30	868	$1.03	4.18	$-	575	$2.45	4.95	$-

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.01 – $25.00	930	4.89	$0.50	591	$0.50
$25.01 - $625.00	408	4.86	$0.84	277	$0.84
Total	1,338	4.84	$0.87	868	$0.87

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

5.	Stockholders’ Deficit (continued)

The following table summarizes the Company’s non-vested option shares as of September 30, 2020:

Non-vested Option Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2020	660	$0.65
Granted	290	$0.50
Vested	(480)	$0.65
Non-vested at September 30, 2020	470	$0.56

As of September 30, 2020, there was $99 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.12 years.

Warrants

On January 28, 2020, the Company issued 30 warrants to a consultant for services. The warrants are exercisable for three years with an exercise price of $0.50 per share. The Company ascribed a value of $13 to the warrants which is based on the Black-Scholes-Merton valuation model. The warrant cost was charged to general and administrative expense during the period.

On July 9, 2020, the Company entered into a settlement agreement with a vendor. In addition to a cash payment the Company issued 10 warrants to purchase 10 shares of common stock in settlement of the outstanding accounts payable balance. The warrants are exercisable for five years with an exercise price of $0.50 per share. The Company ascribed a value of $3 to the warrants which is based on the Black-Scholes-Merton valuation model. The warrant cost was charged to general and administrative expense during the period.

On August 11, 2020, the Company issued 425 warrants to purchase 425 shares of common stock to two consultants associated with their unpaid consulting fees. The Company ascribed a value of $160 to the warrants which is booked as stock based compensation in general and administrative expense in the statement of operations. The warrants are only exercisable for deferred consulting fees. Upon exercise, the Company would not receive any cash and would reduce accrued expenses. The above warrants have a three year life from the date of grant and an exercise price of $0.50 per share.

On February 2, 2019, the Company issued warrants to purchase 985 shares of common stock to employees and consultants associated with their unpaid salaries and consulting fees. The Company ascribed a value of $212 to the warrants which was booked as a discount to other long-term liabilities in the balance sheet. The remaining $147 value of the warrants was amortized to general and administrative expense in the statement of operations as of September 30, 2020. The warrants are only exercisable for deferred salaries and consulting fees. The above warrants have a three year life from the date of grant and an exercise price of $0.50 per share.

For the three and nine months ended September 30, 2020, the Company has charged $275 and $323, respectively, of the warrant value to expense. For the three and nine months ended September 30, 2019 the Company charged $46 of warrant value to expense.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

5.	Stockholders’ Deficit (continued)

Warrants

A summary of the warrant activity for the nine months ended September 30 is as follows:

	September 30, 2020		September 30, 2019
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	2,536	$1.52	1,828	$2.08
Issued	465	$0.50	985	$0.50
Outstanding at end of period	3,001	$1.37	2,813	$1.53
Exercisable at end of period	3,001	$1.37	2,813	$1.53

A summary of the status of the warrants outstanding and exercisable as of September 30, 2020 is as follows:

Number of Shares Issuable Under Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

1,551	0.64	$2.18
985	1.37	$0.50
30	2.36	$0.50
10	4.84	$0.50
425	2.90	$0.50
3,001	1.23	$1.37

6.	Subsequent Event

In October, 2020, the Company received, from an affiliate and another party advances aggregating $60 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The funds will be used for working capital purposes.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2019, net losses aggregated $2,113, and, at September 30, 2020, the Company’s accumulated deficit was $134,975.

For the three months ended September 30, 2020, total revenue was $242, an increase of $29, or 14%, compared to total revenue of $213 in the prior year period. For the nine months ended September 30, 2020, total revenue was $659, an increase of $21, or 3%, compared to total revenue of $638 in the prior year period. The increases in revenue for the three and nine months ended September 30, 2020 are due primarily to increases in product and maintenance revenue compared to the prior year periods.

For the three months ended September 30, 2020, the Company recorded a net loss of $30, a decrease of $243, or 89%, compared to a net loss of $273 in the prior year period. The $30 net loss was primarily due to warrant expense related to long-term liabilities of $323 and an increase in interest expense on the increase in debt. These increased expenses were partially offset by $373 in forgiveness of debt resulting from settlement agreements with vendors for outstanding accounts payable balances during the three months ended September 30, 2020.  For the nine months ended September 30, 2020 the net loss was $550, a decrease of $263, or 32%, compared to a net loss of $813 in the prior year period.

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

Results of Operations

Revenue

For the three months ended September 30, 2020, product revenue was $44, a decrease of $1, or 2%, compared to product revenue of $45 in the prior year period. The decrease was primarily due to the timing of new product orders received in the quarter. For the three months ended September 30, 2020, maintenance revenue was $198, an increase of $30, or 18%, compared to maintenance revenue of $168 in the prior year period. The increase is primarily due to an increases in the amount of certain maintenance contract renewals and adjustments.

For the nine months ended September 30, 2020, product revenue was $134, an increase of $8, or 6%, compared to product revenue of $126 in the prior year period. The increase in product revenue is primarily attributable to an increase in engineering project billings compared to the prior year period. For the nine months ended September 30, 2020, maintenance revenue was $525, an increase of $13, or 3%, compared to maintenance revenue of $512 in the prior year period. The increase in maintenance revenue is primarily due to the factors discussed for the three-month period above.

Cost of Sales

For the three months ended September 30, 2020, cost of sales was $29, a decrease of $1, or 4%, compared to cost of sales of $28 in the prior year period. The decrease in cost of sales was primarily due to a decrease in direct labor costs associated with billable engineering revenue partially offset by an increase in labor related to maintenance contracts during the three months ended September 30, 2020, compared to the prior year period.

For the nine months ended September 30, 2020, cost of sales was $86, an increase of $22, or 34%, compared to cost of sales of $64 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance contracts and billable engineering revenue compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2020, research and development expense was $126, a decrease of $53, or 30%, compared to research and development expense of $179 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Research and development expenses decreased primarily due a decrease in outside engineering costs and an increase in the amount of engineering costs allocated to cost of sales. Total expenses, before allocations for the three months ended September 30, 2020, were $172, a decrease of $39, or 18%, compared to $211 in the prior year period. The decrease was primarily due to the reduced outside engineering expense during the current quarter.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Research and Development Expenses (continued)

For the nine months ended September 30, 2020, research and development expense was $446, a decrease of $85, or 16%, compared to research and development expense of $531 in the prior year period. The most significant factors in the decrease include a decrease in stock option expense and other overhead expense, including outside engineering and allocated engineering expense to cost of sales. Total expenses, before allocations to cost of sales, for the nine months ended September 30, 2020, were $545, a decrease of $59, or 10%, compared to $605 in the prior year period. The decrease in total engineering expense is primarily due to the factors discussed for the three month period above.

Sales and Marketing Expense

For the three months ended September 30, 2020, sales and marketing expense was $10, compared to sales and marketing expense of $10 in the prior year period. For the nine months ended September 30, 2020, sales and marketing expense was $62, a decrease of $1, or 2%, compared to sales and marketing expense of $63 in the prior year period. These decrease was primarily attributable to a decrease in commissions compared to the prior year period.

General and Administrative Expense

For the three months ended September 30, 2020, general and administrative expense was $397, an increase of $203 or 105%, compared to general and administrative expense of $194 in the prior year period. The increase was primarily due to $288 in stock based compensation expense partially offset by decreases in other general overhead expenses compared to the prior year period.

For the nine months ended September 30, 2020, general and administrative expense was $816, an increase of $228, or 39%, compared to general and administrative expense of $588 in the prior year period. The increase in total general and administrative expense is primarily due to the factors discussed for the three month period above.

Other Income and Expense, net

For the three and nine months ended September 30, 2020, other income was $373 and $425, respectively, an increase of $373 and $411, respectively, compared to other income of $0 and $14 for the three and nine months ended September 30, 2019. The increase in other income and expense is due primarily to the forgiveness of $373 and $425, respectively, of accounts payable during the three and nine months ended September 30, 2020. Such forgiveness was generated in conjunction with cash payments of approximately $287. Other income for the three and nine months ended June 30 2019 included the collection of $14 of accounts receivable written off in the prior year.

For the three months ended September 30, 2020, interest expense was $82, an increase of $17, or 24% compared to interest expense of $65 in the prior year period. For the nine months ended September 30, 2020, interest expense was $221, an increase of $33, or 18%, compared to interest expense of $188 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the three and nine months ended September 30, 2020 compared to the prior year period.

Amortization of debt discount was $1 and $2 for the three and nine month periods ended September 30, 2020 compared to $10 and $30 in the same periods of the prior year, respectively. The decrease was due to the extension of the maturity date of the Company’s debt to December 31, 2020.

Liquidity and Capital Resources

At September 30, 2020, cash and cash equivalents totaled $25, compared to cash and cash equivalents of $25 at December 31, 2019. Net cash used in operating activities was $606. The cash used in operations was offset by $606 in proceeds provided by financing activities. At September 30, 2020, total current assets were $119, compared to total current assets of $108 at December 31, 2019. At September 30, 2020, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $25.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Liquidity and Capital Resources (continued)

At September 30, 2020, accounts receivable, net was $63, an increase of $2, or 3%, compared to accounts receivable, net of $61 at December 31, 2019. The increase is due primarily to the timing of billings and collections during the nine months ended September 30, 2020.

At September 30, 2020, prepaid expenses and other current assets were $31, an increase of $9, or 41%, compared to prepaid expenses and other current assets of $22 at December 31, 2019. The increase is due primarily to an increase of prepaids associated with engineering activities during the period.

At September 30, 2020, accounts payable was $350, a decrease of $846, or 71%, compared to accounts payable of $1,196 at December 31, 2019. The decrease is due primarily to the forgiveness of $425 of accounts payable, related cash payments of approximately $287 and the issuance of a note payable of $130 during the three and nine months ended September 30, 2020. At September 30, 2020, accrued compensation was $79, an increase of $8, or 11%, compared to accrued compensation of $71 at December 31, 2019. The increase is due primarily to an increase in accrued vacation expense. Other accrued liabilities were $1,049, an increase of $235, or 29%, from $814 at December 31, 2019 due primarily to the accrual of interest on the Company’s short –term debt and deferred professional services.

At September 30, 2020, deferred revenue was $344, a decrease of $2, or 1%, compared to deferred revenue of $346 at December 31, 2019. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

At September 30, 2020, total current liabilities were $4,681, an increase of $8, or 0.02%, compared to total current liabilities of $4,673 at December 31, 2019.

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

In August and September 2020, the Company received, from two affiliates, advances aggregating $83 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company has accrued the advance fees of $4 which is included in interest expense in the quarter ended September 30, 2020.

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

(In thousands, except per share amounts)

FORM 10-Q

Liquidity and Capital Resources (continued)

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company may apply for the loans and accrued interest forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period in question. Under the terms of the related promissory note, the unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds, for the most part, meets the conditions for forgiveness of the loan, we cannot assure you that we did not take actions that caused the Company to be ineligible for forgiveness of the loan, in whole or in part.

On June 19, 2020, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with an investor. Under the terms of the Purchase Agreement, the Company received a cash loan in the aggregate amount of $250,000 (the “Loan”) from the investor in exchange for the Company’s issuance of an unsecured convertible promissory note equal to the amount of such investor’s loan contribution to the Company. The Note bears interest at the rate of 10% per annum, and has a maturity date the earlier of December 31, 2021, or the date on which the Company’s other outstanding unsecured convertible promissory notes are due. The Note may be converted by its terms at the option of the investor into shares of the Company’s common stock.

On July 1, 2020 the Company entered into a settlement agreement with one of its vendors where by the Company paid $135 in cash and issued a promissory note in the amount of $130 in settlement of approximately $537 in outstanding accounts payable. The note bears interest at the rate of 4% per annum and is due in installments of $40, $45 and $45 on or before the anniversary date of the note over the next three years. The settlement agreement discussed above resulted in gain of $272 recorded as other income in the statement of operations.

The Company accrued $83 and $221 of interest expense during the three and nine months ended September 30, 2020, $73 and $194, respectively, associated with the outstanding secured and unsecured convertible promissory notes, of which $28 and $76, respectively, was to related parties and $45 and $118, respectively, was to other investors. For the three and nine months ended September 30, 2019, the Company accrued $65 and $188 of interest expense, $55 and $162, respectively, associated with its outstanding notes, of which $19 and $47, respectively, was to related parties and $36 and $115, respectively, was to other investors.

The Company recorded $1 and $2 in debt discount amortization for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019 the Company recorded $10 and $30 of debt discount

The Company had no material commitments as of September 30, 2020.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2020.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2020 and 2019, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

iSign Solutions Inc.
Registrant

November 16, 2020	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)