Form 10-K
period 2020-12-31
iSign Solutions Inc.
filed 2021-04-07
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2020 was approximately $1,218,913 based on the closing sale price of $0.302 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 30, 2021 was 5,761,980.

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, several states in the U.S., including California, where the Company is headquartered, have experienced an increase of new cases of COVID-19. It is uncertain if this trend will continue into 2021, as shown by the recent uptick in reported cases. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

For the year ended December 31, 2020, total revenue was $966, an increase of $122, or 14%, compared to total revenue of $844 in the prior year. For the year ended December 31, 2020, software product revenue was $247, an increase of $52, or 27%, compared to product revenue of $195 in the prior year. Maintenance revenue for the year ended December 31, 2020 was $719, an increase of $70, or 11%, compared to maintenance revenue of $649 in the prior year. These increases are primarily attributable to the Company’s growth in recurring revenue and related engineering services.

For the year ended December 31, 2020, the net loss was $528, a decrease of $558, or 51%, compared to $1,086 in the prior year. For the year ended December 31, 2020, non-cash charges, consisting of interest expense, warrant expense and the amortization of debt discount were $293, a decrease of $11, or 4%, compared to $304 in the prior year. For the year ended December 31, 2020, operating expenses were $1,619, a decrease of $8, or 0.5%, compared to operating expenses of $1,627 for the prior year. The decrease in operating expenses resulted from reductions in the amortization of stock options and warrant compensation and professional service expenses.

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

iSign® Toolkits	The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person’s handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect a user’s signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2020 include the following:

iSign Enterprise	7.4.4
iSign Enterprise	7.5
iSign Enterprise	7.4.5
iSign Enterprise	7.5.1
iSign Enterprise	7.4.6
iSign Enterprise	7.5.2
iSign Enterprise	7.5.3
iSign Enterprise	7.5.4
iSign Enterprise	6.6.24
iSign Enterprise	7.6
iSign Enterprise	6.6.25
iSign Enterprise	7.5.5
iSign Enterprise	7.6.1
iSign Enterprise	7.5.6
Sign-it for Acrobat	10.7

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

Our research and development expense was $578 for the year ended December 31, 2020 and $630 for the year ended December 31, 2019.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Four customers, as described in Note 2 to the Consolidated Financial statements, accounted for 10%, 23%, 23% and 25%, respectively, of total revenue for the year ended December 31, 2020.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $215 and $416 at December 31, 2020 and 2019, respectively, representing advanced payments on product and service maintenance agreements. One customer decided to convert their December renewal of a $94 annual maintenance contract to a maintenance contract on a time and materials basis in 2021.

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

Currently, our primary competition for basic click-to-sign electronic signatures includes Adobe EchoSign, DocuSign and OneSpan (f.k.a. VASCO Data Security International Inc.). We view the balance of the U.S. market as fragmented with a variety of smaller competitors focused on the consumer and small business markets rather than enterprise organizations.

Employees

As of December 31, 2020, the Company employed five full-time employees, one part time employee and eight independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements. We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2020 and 2019, sales in the United States as a percentage of total sales was 75% and 80%, respectively. At December 31, 2020 and 2019, long-lived assets located in the United States were $10 and $13, respectively. There were no long-lived assets located elsewhere as of December 31, 2020 and 2019.

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

		Sale Price Per Share
Year	Period	High	Low
2019	First Quarter	$0.70	$0.38
	Second Quarter	$0.55	$0.34
	Third Quarter	$0.59	$0.31
	Fourth Quarter	$0.47	$0.30
2020	First Quarter	$0.51	$0.31
	Second Quarter	$0.40	$0.29
	Third Quarter	$0.50	$0.30
	Fourth Quarter	$0.44	$0.20

Holders

As of March 20, 2021, there were approximately 130 holders of record of our Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2020, the net loss aggregated approximately $1,761, and at December 31, 2020, the Company’s accumulated deficit was approximately $135,350.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, several states in the U.S., including California, where the Company is headquartered, have experienced an increase of new cases of COVID-19. It is uncertain if this trend will continue into the 2021, as shown by the recent uptick in reported cases. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

For the year ended December 31, 2020, total revenue was $966, an increase of $122, or 14%, compared to total revenue of $844 in the prior year. For the year ended December 31, 2020, software product revenue was $247, an increase of $52, or 27%, compared to product revenue of $195 in the prior year. Maintenance revenue for the year ended December 31, 2020 was $719, an increase of $70, or 11%, compared to maintenance revenue of $649 in the prior year. These increases are primarily attributable to the Company’s growth in recurring revenue and related engineering services.

For the year ended December 31, 2020, operating expenses were $1,619, a decrease of $8, or 0.5%, compared to operating expenses of $1,627 in the prior year. The decrease in operating expense resulted from reductions in the amortization of stock options and professional service expenses. For the year ended December 31, 2020, the loss from operations was $653, a decrease of $130, or 17%, compared to a loss from operations of $783 in the prior year.

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Companies may apply for the loans and accrued interest to be forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the period in question. Under the terms of the related promissory note, the unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds, for the most part, meet the conditions for forgiveness of the loan, we cannot assure you that we did not take actions that caused the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company recorded $3 in debt discount amortization for the twelve months ended December 31, 2020 related to its debt financings.

On January 28, 2020, the Company issued 30 warrants to a consultant for services. The warrants are exercisable for three years with an exercise price of $0.50 per share. The Company ascribed a value of $13 to the warrants based on the Black-Scholes-Merton valuation model. The warrant cost was charged to general and administrative expense during the period.

On July 9, 2020, the Company entered into a settlement agreement with a vendor. In addition to a cash payment the Company issued 10 warrants to purchase 10 shares of common stock in settlement of the outstanding accounts payable balance. The warrants are exercisable for five years with an exercise price of $0.50 per share. The Company ascribed a value of $3 to the warrants based on the Black-Scholes-Merton valuation model. The warrant cost was charged to general and administrative expense during the period.

On August 11, 2020, the Company issued warrants to purchase 425 shares of common stock to two consultants associated with their unpaid consulting fees. The Company ascribed a value of $160 to the warrants which is booked as stock based compensation in general and administrative expense in the statement of operations. The warrants are only exercisable for deferred consulting fees. Upon exercise, the Company would not receive any cash and would reduce accrued expenses. The above warrants have a three year life from the date of grant and an exercise price of $0.50 per share.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2019, the Company recognized $413 of revenue that was included in deferred revenue at the beginning of the period.

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

Net Operating Loss Carry-forwards: Utilization of the Company’s net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company’s net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2020 of approximately $65,121 based upon the Company’s history of losses.

Segments: The Company reports its financial results in one segment.

Revision to Financial Statements for the Year Ended December 31, 2019

The Company is revising its financial statements for the year ended December 31, 2019 to revise the reporting for certain warrants issued by the Company on February 6, 2019 to four consultants and one employee to purchase 985 shares of common stock and other miscellaneous reclassifications.

Results of Operations – Years Ended December 31, 2020 and December 31, 2019

Revenue

For the year ended December 31, 2020, total revenue was $966, an increase of $122, or 14%, compared to total revenue of $844 in the prior year. For the year ended December 31, 2020, software product revenue was $247, an increase of $52, or 27%, compared to product revenue of $195 in the prior year. Maintenance revenue for the year ended December 31, 2020, was $719, an increase of $70, or 11%, compared to maintenance revenue of $649 in the prior year. The increase in product revenue is primarily attributable to the increase in engineering service revenue. The increase in maintenance revenue is primarily attributable to existing customers renewing maintenance contracts at higher price points.

Cost of Sales

For the year ended December 31, 2020, cost of sales was $146, an increase of $25, or 21%, compared to cost of sales of $121 in the prior year. The increase was primarily due to an increase in direct engineering costs associated with the mix of engineering service and software product revenue during the year ended December 31, 2020 compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2020, research and development expenses were $578, a decrease of $52, or 8%, compared to research and development expenses of $630 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factors contributing to the decrease in research and development expenses was a decrease in stock option expense, a reduction in outside engineering expense and the reduction in allocated facilities expenses. These reductions were enhanced by an increase in direct labor transfers to cost of sales due to the increase in engineering service revenue. For the year ended December 31, 2020, total research and development expenses before IT and cost of sales allocations were $723, a decrease of $27, or 4%, compared to $750 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2020, sales and marketing expenses were $83, a decrease of $26, or 24%, compared to sales and marketing expenses of $109 in the prior year. The decrease was primarily attributable to an increase in sales to non-commissionable accounts.

General and Administrative Expenses

For the year ended December 31, 2020, administrative expenses were $812, an increase of $45, or 6%, compared to administrative expenses of $767 in the prior year. The increase was due to an increase in warrant expense of $108 issued in connection to deferred compensation, offset by a decrease of $57 in stock option compensation. All other overhead expenses increased $6.

Other Income (Expense), Net

Other income (expense), net, for the year ended December 31, 2020, was $435, an increase of $433, or 21650%, compared to income of $2 in the prior year. The increase in other income and expense is due primarily to the forgiveness of $435 of accounts payable during the twelve months ended December 31, 2020. Such forgiveness was generated in conjunction with cash payments of approximately $286.

Interest Expense

For the year ended December 31, 2020, related party interest expense was $104, an increase of $30, or 41%, compared to related party interest expense of $74 in the prior year. For the year ended December 31, 2020, other interest expense was $202, an increase of $8, or 4%, compared to other interest expense of $194 in the prior year. The increase in interest expense is primarily due to the increase in borrowings during the year ended December 31, 2020.

For the year ended December 31, 2020, the Company recorded $3 in debt discount amortization associated with its short-term borrowings, $1 of which is attributable to related parties and $2 of which is attributable to other investors, compared to $36 in the prior year, $10 of which is attributable to related parties and $26 of which is attributable to other investors. The decrease in debt discount amortization was primarily due to the extension of the due date of the notes from December 31, 2019 to December 31, 2020. As of December 31, 2020 the entire amount of debt discount has been fully written off.

The due date of the notes was extended again in November 2020 to December 31, 2021.

Liquidity and Capital Resources

Cash and cash equivalents totaled $26 at December 31, 2020, compared to $25 at December 31, 2019.

The cash used in operations was primarily attributable to the net loss of $528. This amount was partially offset by non-cash depreciation and amortization of $6, amortization of warrants associated with long-term liabilities of $160, the issuance of warrants valued at $16 for services and stock-based compensation of $103.

Cash out flows for the acquisition of property and equipment for the year ended December 31, 2020 was $0.

Accounts receivable were $100 at December 31, 2020, an increase of $39, or 64%, compared to accounts receivable of $61 at December 31, 2019. The increase in accounts receivable is primarily attributable to an increase in orders billed in the fourth quarter ended December 31, 2020 compared to the prior year.

Prepaid expenses and other current assets were $10 at December 31, 2020, a decrease of $12, or 55%, compared to prepaid expenses and other current assets of $22 at December 31, 2019. The decrease is primarily due to the transfer to cost of sales of prepaid engineering expense associated with current year revenue.

Short-term debt was $2,995 at December 31, 2020, an increase of $749, or 33%, compared to $2,246 in the prior year. See financing transactions below. Short term debt includes principal amount on notes for $2,649, accounts receivable advances of $183, a PPP loan of $123 and a vendor note of $40.The Company negotiated an extension of the due date of the notes to December 31, 2021

Accounts payable were $353 at December 31, 2020, a decrease of $843, or 70%, compared to $1,196 at December 31, 2019. The decrease is due primarily to the forgiveness of $435 of accounts payable, related cash payments of approximately $286 and the issuance of a note payable of $130. These payments and other reductions were offset by the addition of $8 in new accounts payable.

Accrued compensation was $82 at December 31, 2020, an increase of $11 or 15%, compared to $71 at December 31, 2019. The increase was due primarily to the accrual of commissions and an increase in accrued vacation. Deferred compensation of $219 was reclassified from other long-term liabilities at December 31, 2020 and represents amounts owed to former employees.

Other accrued liabilities including the long term portion were $1,879 at December 31, 2020, compared to $1,630 at December 31, 2019, an increase of $249, or 15%. The increase is primarily attributable to the accrual of certain franchise taxes and professional service fees.

Deferred revenue was $215 at December 31, 2020, a decrease of $201, or 48%, compared to deferred revenue, including the long-term portion, of $416 at December 31, 2019. The decrease is primarily due to the shift of one customer to a time and material basis rather than a prepayment bases and an increase in the amount of uncollected maintenance billed in the fourth quarter of 2019. The Company records deferred maintenance when the billing is collected.

Financing Transactions

Advances:

During the current year the Company received advances against certain accounts receivable of $183, net of a partial repayment of $20 in December 2020 upon collection of the receivable in November of 2020.

Debt:

In May of 2020 the Company applied for and received a PPP loan of $123. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds meets the conditions for forgiveness of the loan, we cannot assure you that we did not take actions that caused the Company to be ineligible for forgiveness of the loan, in whole or in part.

On March 25, 2020, the Company issued an aggregate of $150 in unsecured notes to affiliates and other investors. The Company received $75 in cash and $75 in exchange for accounts receivable advances. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2021.

On June 19, 2020, the Company issued an additional unsecured note for $250,000. The note has the same terms and maturity date as the Company’s other unsecured notes.

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

The Company recorded $3 in debt discount amortization for the twelve months ended December 31, 2020 related to prior year debt financings, $1 was to related parties and $2 was to other investors.

Contractual Obligations

The Company had no material commitments as of December 31, 2020.

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

Item 8. Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements for the years ended December 31, 2020 and 2019, and for each of the years in the two-year period ended December 31, 2020, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close the Company was able to adjust its financial records to properly present its financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting due to our ability to make the necessary reconciling adjustments to our financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	81	Co-Chairman and Chief Executive Officer
Michael Engmann	72	Co-Chairman and Chief Operating Officer
Andrea Goren	53	Director and Chief Financial Officer
Francis J. Elenio	54	Director
Stanley Gilbert	81	Director
Jeffrey Holtmeier	62	Director
David E. Welch	73	Director

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

Andrea Goren has served as a director since August 2010. Mr. Goren was appointed the Company’s Chief Financial Officer in December 2010. Mr. Goren is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company’s largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren served on the board of directors of Xplore Technologies Corp. (NASDAQ:XPLR) from December 2004 to July 2018, and of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in more than 20 years of private equity investing and his extensive experience working with management teams and boards of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. The following individuals Section 16 filings of Form 4’s dated August 11, 2020 were not timely filed for the year ended December 31, 2020: Messrs. Elenio, Engmann, Gilbert, Goren, Holtmeier, Sassower and Welch.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower,	2020	–	(1)	–	–	$25,926	–	–	–	29265
Co-Chairman and CEO	2019	–	(1)	–	–	–	–	–	–	–
Michael Engmann,	2020	–	(2)	–	–	$25,926	–	–	–	$25,926
President and COO	2019	–	(2)	–	–	–	–	–	–	–
Andrea Goren,	2020	-	(3)	–	–	$25,926	–	–	–	$25,926
CFO	2019	-	(3)	–	–	–	–	–	–	–

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no compensation.

2.	Mr. Engmann was appointed President and Chief Operating Officer on May 15, 2017. Mr. Engmann receives no salary compensation from the Company.

3.	Mr. Goren was appointed Chief Financial Officer on December 7, 2010. Mr. Goren receives no compensation from the Company.

4.	The amounts, if any, provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes.

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

Mr. Goren is retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The initial term of the SGP Agreement was two years and it automatically renews for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP currently is entitled to receive a cash sum payment of $7,500 (“SGP Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the SGP Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2020. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement. The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2020

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Co-Chairman and CEO	81,010	(1)	26,990	$0.78	8/9/2025
	5,022	(2)	54,978	$0.50	8/10/2027

Michael Engmann, President and COO	73,509	(3)	24,491	$0.78	8/9/2025
	5,022	(4)	57,144	$0.50	8/10/2027

Andrea Goren, Chief Financial Officer	94,512	(5)	31,488	$0.78	8/9/2025
	5,022	(6)	54,978	$0.50	8/10/2027

1.	Mr. Sassower’s 108,000 options were issued on August 9, 2018. The options have a seven year life and vest quarterly over three years.

2.	Mr. Sassower’s 60,000 options were issued on August 11, 2020. The options have a seven year life and vest quarterly over three years.

3.	Mr. Engmann’s 98,000 options were issued on August 9, 2018. The options have a seven year life and vest quarterly over three years.

4.	Mr. Engmann’s 60,000 options were issued on August 11, 2020. The options have a seven year life and vest quarterly over three years.

5.	Mr. Goren’s 126,000 options were issued on August 9, 2018. The options have a seven year life and vest quarterly over three years.

6.	Mr. Goren’s 60,000 options were issued on August 11, 2020. The options have a seven year life and vest quarterly over three years.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2020 and 2019.

Director Compensation

The following table provides information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Current Directors
Francis J. Elenio	$–	$–	$8,642	$–	$–	$–	$8,642
Stanley Gilbert	$–	$–	$8,642	$–	$–	$–	$8,642
Jeffrey Holtmeier	$–	$–	$8,642	$–	$–	$–	$8,642
David Welch	$–	$–	$8,642	$–	$–	$–	$8,642

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 20, 2020, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading “Executive Compensation” and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o iSign Solutions, Inc., 2033 Gateway Place, Suite 659, San Jose California 95110-1413. The amounts are not stated in thousands.

	Common Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)
Philip S. Sassower (2)	2,153,452	31.6%
Andrea Goren (3)	2,197,749	32.1%
Stanley Gilbert (4)	151,643	2.6%
Jeffrey Holtmeier (5)	41,136	*
David E. Welch (6)	38,208	*
Michael W. Engmann (7)	1,015,513	16.3%
Francis Elenio (8)	36,740	*
All directors and executive officers as a group (7 persons) (9)	3,635,216	47.9%
5% Shareholders
Phoenix Venture Fund LLC (10)	1,999,225	29.8%

*	Less than 1%.

1.	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2021. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 20, 2021 or securities convertible into Common Stock within 60 days of March 20, 2021 are deemed outstanding and held by the holder of such shares of Common Stock, options and warrants for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on shares of Common Stock. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of all outstanding options and warrants into shares of Common Stock.

2.	Represents (a) 1,089,431 shares of Common Stock, (b) 114,021 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021, and (c) 950,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2021 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix and Phoenix Enterprises Family Fund. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Philip Sassower	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	40,206	2,234	1,046,991	1,089,431
Stock Options	114,021	–	–	114,021
Warrants	–	950,000	–	950,000
Total	154,277	952,234	1,046,991	2,153,452

3.	Represents (a) 1,117,227 shares of Common Stock, (b) 130,522 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021, and (b) 950,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2021 (see table below for details), including securities beneficially owned by Phoenix, SG Phoenix LLC, Andax LLC and Mr. Goren. Please see footnote 11 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix LLC	Phoenix Venture Fund	Total
Common shares	38,177	29,825	2,234	1,046,991	1,117,227
Stock Options	130,522	–	–	–	130,522
Warrants	–	–	950,000	–	950,000
Total	168,699	29,825	952,234	1,046,991	2,197,749

4.	Represents (a) 114,169 shares of Common Stock, and (b) 37,474 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021 (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Stanley Gilbert PC	Galaxy LLC	Mrs. Gilbert	Total
Common shares	111,002	23	1,426	1,718	114,169
Stock options	37,474	–	–	–	37,474
Total	148,476	23	1,426	1,718	151,643

5.	Represents (a) 3,662 shares of Common Stock and (b) 37,474 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021. As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

6.	Represents 38,208 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021.

7.	Represents (a) 535,659 shares of Common Stock beneficially owned by Mr. Engmann, (b) 104,854 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021 and (c) an aggregate of 375,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2021 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common shares	430,749	103,915	995	535,659
Stock Options	104,854	–	–	104,854
Warrants	375,000		–	375,000
Total	910,603	103,915	995	1,015,513

8.	Represents 36,740 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020.

9.	Includes (a) 1,810,923 shares of Common Stock beneficially owned, (b) 499,293 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021 and (c) an aggregate of 1,360,695 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2021. The aforementioned includes 1,046,991 shares of Common Stock and 985,695 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2021 beneficially owned by Phoenix. Please see footnote 10 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein.

10.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix LLC	Total
Common shares	1,046,991	2,234	1,049,225
Warrants	–	985,695	950,000
Total	1,046,991	987,929	1,999,225

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders
2011 Stock Compensation Plan (1)	1,337,936	$0.86	412,014

(1)	There are 1,000 shares held in the 2011 Stock Compensation Plan not approved by the Security holders

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

In January and March 2020, the Company received, from affiliates, advances aggregating $100 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. On March 25, 2020, the affiliates converted their advances into unsecured notes. The Company paid the advance fees of $5 in cash, and recorded them as interest expense in the quarter ended March 31, 2020. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2021.

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

During the three months from October to December 2020, the Company received from affiliate’s advances aggregating $40 in cash against certain accounts receivable. The Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company has accrued the advance fees of $2 which is included in interest expense in the quarter ended December 31, 2020. In addition the Company accrued as interest expense an additional 2.5%, or $2, advance fee on any advances that remained outstanding as of December 31, 2020.

The table below reflects the August 11, 2020 stock option grants to the named affiliates of the Company. The options have a seven year life and vest quarterly over three years.

Name	Number of Options	Exercise Price
Francis J. Elenio	20	$0.50
Stanley Gilbert	20	$0.50
Jeffrey Holtmeier	20	$0.50
David E. Welch	20	$0.50

Debt discount amortization associated with the Company’s indebtedness for the years ended December 31, 2020 and 2019, was $3 and $36, respectively, of which $1 and $10, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2020 and 2019, was $306 and $268, respectively, of which $104 and $74, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. M&K, PLLC has been the Company’s auditors since June 2020. Armanino LLP was the Company’s auditors since from August 2014. During fiscal years 2020 and 2019, the fees for audit and other services performed by Armanino LLP and M&K PLLC for the Company were as follows:

Nature of Service	M&K PLLC		Armanino LLP
	2020		2020		2019
Audit Fees	$6,000.00	38%	$66,000.00	74%	$63,000.00	55%
Audit-Related Fees	$10,000.00	62%	$9,000.00	10%	$27,000.00	24%
Tax Fees	$–	–%	$8,655.00	10%	$18,440.00	16%
All Other Fees	$–	–%	$5,241.24	6%	$5,811.65	5%
Total	$16,000.00	100%	$88,896.24	100%	$114,251.65	100%

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

The Audit Committee has considered whether the provision of non-audit services has impaired the independence of M&K PLLC and Armanino LLP and has concluded that both M&K PLLC and Armanino LLP were independent under applicable SEC and NASDAQ rules and regulations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

Index to Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 000-19301).
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.

Exhibit Number	Document
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

Exhibit Number	Document
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 16, 2016.

Exhibit Number	Document
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 16, 2016.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.24	Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004.
10.25	Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004.

Exhibit Number	Document
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on August 12, 2006.
10.27	Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on August 12, 2006.
†††10.28	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A filed on September 15, 2005.
10.36	Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on February 5, 2007.
10.37	Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on February 5, 2007.
10.38	Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 15, 2007.
10.39	Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on June 15, 2007.
10.40	Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on June 15, 2007.
10.41	Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 27, 2007.
†10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 31, 2007.
10.43	Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.45	Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.46	Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.47	Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.48	Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.57	Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.
10.58	Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.
10.59	Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.60	Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.

Exhibit Number	Document
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*23.2	Consent of Armanino LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

The exhibits listed above are filed as part of this Form 10-K other than Exhibits 32.1 and 32.2, which shall be deemed furnished.

(c)	Financial Statement Schedules

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
Andrea Goren (Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date: April 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2021.

Date	Signature	Title

April 7, 2021	/s/ Philip S. Sassower	Co-Chairman and Chief Executive Officer
	Philip S. Sassower	(Principal Executive Officer)

April 7, 2021	/s/ Michael Engmann	Co-Chairman and Chief Operating Officer
Michael Engmann

April 7, 2021	/s/ Andrea Goren	Director, Chief Financial Officer
	Andrea Goren	(Principal Financial and Accounting Officer)

April 7, 2021	/s/ Francis J. Elenio	Director
Francis J. Elenio

April 7, 2021	/s/ Stanly Gilbert	Director
Stanley Gilbert

April 7, 2021	/s/ Jeffrey Holtmeier	Director
Jeffrey Holtmeier

April 7, 2021	/s/ David Welch	Director
David Welch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of iSign Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSign Solutions, Inc. (the Company) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. The financial statements of iSign Solutions, Inc., as of December 31, 2019, were audited by other auditors whose report dated March 30, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations since inception and has an accumulated deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in Note 1, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligations.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

April 7, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

iSign Solutions Inc.

San Jose, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSign Solutions Inc. and subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

ArmaninoLLP

We had served as the Company’s auditor from 2014 to 2020.

San Ramon, California

March 30, 2020

iSign Solutions Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$26	$25
Accounts receivable, net of allowance of $0 and $1 at December 31, 2020 and 2019, respectively	100	61
Prepaid expenses and other current assets	10	22
Total current assets	136	108
Property and equipment, net	5	8
Other assets	5	5
Total assets	$146	$121
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$353	$1,196
Short-term debt – related party	1,065	841
Short-term debt – other	1,807	1,405
Short-term debt – Paycheck Protection Program	123	–
Accrued compensation	82	71
Deferred compensation	219	–
Other accrued liabilities	1,141	814
Deferred revenue	215	346
Total current liabilities	5,005	4,673

Long-term debt – other	90	–
Deferred revenue long-term	–	70
Other long-term liabilities	738	816

Total liabilities	5,833	5,559

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,762 and 5,762 shares issued and outstanding at December 31, 2020 and 2019, respectively	58	58
Treasury shares, 5 at December 31, 2020 and December 31, 2019, respectively	(325)	(325)
Additional paid-in-capital	129,783	129,504
Accumulated deficit	(135,203)	(134,675)
Total stockholders’ deficit	(5,687)	(5,438)
Total liabilities and stockholders’ deficit	$146	$121

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Revenue:

Product	$247	$195
Maintenance	719	649
	966	844
Operating costs and expenses:
Cost of sales:
Product	74	32
Maintenance	72	89
Research and development	578	630
Sales and marketing	83	109
General and administrative	812	767
	1,619	1,627

Loss from operations	(653)	(783)

Other income, net	435	2
Interest expense:
Related party	(104)	(74)
Other	(202)	(194)
Amortization of debt discount:
Related party	(1)	(10)
Other	(2)	(26)
Loss before income tax	(527)	(1,085)
Income tax expense	(1)	(1)

Net loss	$(528)	$(1,086)

Basic and diluted loss per common share	$(0.09)	$(0.19)

Weighted average common shares outstanding, basic and diluted	5,762	5,762

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2020	2019

Net loss:	$(528)	$(1,086)
Other comprehensive income, net of tax	–	–
Foreign currency translation adjustment, net	–	–

Total comprehensive loss	$(528)	$(1,086)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

	Common	Common		Additional		Total
	Shares	Stock	Treasury	Paid-In	Accumulated	Stockholders’
	Outstanding	Amount	Stock	Capital	Deficit	Deficit
Balance as of December 31, 2018	5,762	58	$(325)	$129,251	$(133,589)	$(4,605)
Stock-based compensation	–	–	–	189	–	189
Warrants issued associated with long-term liabilities	–	–	–	64	–	64
Net loss	–	–	–	–	(1,086)	(1,086)
Balance as of December 31, 2019	5,762	58	$(325)	$129,504	$(134,675)	$(5,438)
Stock-based compensation	–	–	–	103	–	103
Warrants issued associated with long-term liabilities	–	–	–	160	–	160
Warrants issued for services	–	–	–	16	–	16
Net loss	–	–	–	–	(528)	(528)
Balance as of December 31, 2020	5,762	58	(325)	129,783	(135,203)	(5,687)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(528)	$(1,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	4
Amortization of debt discount	3	36
Stock based compensation associated with long-term liabilities	160	64
Warrants issued for services	16	–
Stock-based compensation	103	189
Forgiveness of debt	(435)	–
Changes in operating assets and liabilities:
Accounts receivable, net	(39)	23
Prepaid expenses and other current assets	12	24
Accounts payable	(278)	(84)
Accrued compensation	11	(10)
Other accrued liabilities	468	440
Deferred revenue	(201)	99
Net cash used in operating activities	(705)	(301)

Cash flows from investing activities:
Acquisition of property and equipment	–	(9)
Net cash used in investing activities	–	(9)

Cash flows from financing activities:
Proceeds from issuance of short term debt – related party	100	–
Proceeds from issuance of short term debt – other	300	–
Proceeds from Short-term-debt- Paycheck Protection Program	123	–
Proceeds from advances on accounts receivable – related party	123	33
Proceeds from advances on accounts receivable – other	80	–
Payment of advances on accounts receivable – related party	–	(33)
Payment of advances on accounts receivable – other	(20)	–
Net cash provided by financing activities	706	–

Net increase (decrease) in cash and cash equivalents	1	(310)
Cash and cash equivalents at beginning of period	25	335
Cash and cash equivalents at end of period	$26	$25

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental disclosure of cash flow information:

	2020	2019

Supplementary disclosure of cash flow information
Interest paid	$6	$3
Income taxes paid	$1	$1

Non-cash financing and investing transactions
Value of warrants issued	$160	$64
Settlement of accounts payable – issuance of short and long-term debt	$130	$–

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

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2020, the Company’s accumulated deficit was $135,203. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2020, the Company’s cash balance was $26. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revision to Financial Statements for the Year Ended December 31, 2019

The Company is revising its financial statements for the year ended December 31, 2019 to revise the reporting for certain warrants issued by the Company on February 6, 2019 to four consultants and one employee to purchase 985 shares of common stock and other miscellaneous reclassifications.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2020 and December 31, 2019, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2020 and December 31, 2019, the carrying values of accounts receivable and accounts payable approximated their fair values.

iSign Solutions Inc.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company’s cash and cash equivalents, at December 31, consisted of the following:

	2020	2019
Cash in bank	$26	$25
Cash and cash equivalents	$26	$25

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

iSign Solutions Inc.

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

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $3 and $3 for the years ended December 31, 2020 and 2019, respectively.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charge was recorded during the years ended December 31, 2020 and 2019, respectively.

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

iSign Solutions Inc.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2020, the Company recognized $413 of revenue that was included in deferred revenue at the beginning of the period.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. There were no advertising expenses for the years ended December 31, 2020 and 2019, respectively.

iSign Solutions Inc.

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

The number of shares of Common Stock subject to outstanding options and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2020	December 31, 2019
Common Stock subject to outstanding options	1,338	1,077

Common Stock subject to outstanding warrants	3,001	2,536

Common stock subject to outstanding convertible debt plus accrued interest	6,761	5,439

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2020 and 2019 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2011, and state tax examinations for years before 2010.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

iSign Solutions Inc.

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

The Company will evaluate the effects of ASU 2020-01 on the Company’s financial statements.

Accounting Standards Update No. 2020-03, Codification Improvements to Financial Instruments. The Board decided to issue a separate update to improve various financial instruments Topics in the Codification to increase stakeholder awareness of the amendments and to clarify and improve the understandability of the guidance of Topics. The amendments are effective immediately.

The Company will evaluate the effects of ASU 2020-03 and do not anticipate it having a material impact.

Other Accounting Standards Updates issued in 2020 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2. Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2020	2019	2020	2019
Customer #1	–	–	10%	12%
Customer #2	–	–	23%	17%
Customer #3	23%	–	23%	22%
Customer #4	20%	33%	–	–
Customer #5	57%	52%	25%	21%
Customer #6	–	13%
Total concentration	100%	98%	81%	72%

The following table summarizes sales concentrations:

	December 31, 2020	December 31, 2019
Sales within the United States	75%	80%
Sales outside of the United States	25%	20%
Total	100%	100%

3. Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2020	2019
Computer equipment and software	$24	$24
Less accumulated depreciation and amortization	(19)	(16)
	$5	$8

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

4. Accounts Payable and Other accrued liabilities:

During the year ended December 31, 2020 the Company entered into settlement agreements with several of its vendors whereby the Company paid $150 in cash in settlement of approximately $313 in outstanding accounts payable. The settlement agreements discussed above resulted in gain of $163 recorded as other income in the statement of operations.

The Company records other liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services.

The Company had the following other accrued liabilities at December 31:

	2020	2019
Accrued interest	$849	$549
Delaware Franchise tax	238	211
Other	54	54
Total	$1,141	$814

5. Other accrued liabilities (continued)

The Company had the following other long-term accrued liabilities at December 31:

	2020	2019
Management fees	$912	$770
Commissions and deferred compensation	45	46
Total	$957	$816

6. Debt:

Advances:

In October 2019, the Company received, from an investor, an advance in the amount of $33 in cash against certain accounts receivable of the Company. Upon collection of the invoice, the Company agree to repay the advance to the lenders on a prorata basis together with a 5% advance fee. The receivable was collected and $33 of the advances were repaid in November 2019, along with $2 in advance fees per the agreement. The advance fee was recorded as interest expense in the fourth quarter ended December 31, 2019.

In January and March 2020, the Company received, from related parties and others, advances aggregating $150 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. On March 25, 2020, the related parties and others converted their advances into unsecured notes. The Company paid the advance fees of $8 in cash, and recorded them as interest expense in the quarter ended March 31, 2020.

In August and September 2020, the Company received, from two related parties, advances aggregating $83 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company has accrued the advance fees of $4 which is included in interest expense in the quarter ended September 30, 2020.

During the three months from October to December 2020, the Company received from related parties and others advances aggregating $120 in cash against certain accounts receivable. The Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company repaid $20 of the advances in December 2020. The Company has accrued the advance fees of $6 which is included in interest expense in the quarter ended December 31, 2020.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

7. Debt:

Notes payable

In November 2016, the Company issued long-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $760 in cash. The Company also issued the same long-term notes to affiliates in exchange for an aggregate of $200 in demand notes that had been issued earlier in September and October of 2016. The long-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share (initially, $1.30 per share and subsequently reduced in connection with the May 2017 described below) or the price per share of Common Stock, upon closing a new debt and or equity financing of at least $1,000 in aggregate proceeds. In December 2018, the Company increased the interest rate on its unsecured notes from 6% to 10% beginning January 1, 2019. In December of 2020 the note holders agreed to extend the due date of the notes from December 31, 2020 to December 31, 2021. The Company issued warrants to purchase 277 shares of Common Stock in connection with these long-term notes. The Company ascribed a value of $204 to the 277 warrants and recorded a discount to the long-term notes and a corresponding amount to additional paid-in capital. The discount is being amortized using the effective interest method over the term of the notes.

In May 2017, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $325 in cash. In addition, certain investors and affiliates of the Company that had taken part in the November 2016 financing, and that also participated in the May 2017 financing, exchanged $450 of unsecured convertible promissory notes received in the November 2016 financing for $250 in secured notes with the same terms as the secured notes issued in the May 2017 financing and $200 in unsecured notes with the same terms as the November 2016 financing. The unsecured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The unsecured notes bear interest at the rate of 6% per annum. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable. In December 2018, the Company increased the interest rate on its unsecured notes from 6% to 10% beginning January 1, 2019. In December of 2020, the note holders agreed to extend the due date of the notes from December 31, 2020 to December 31, 2021.

In December 2017, the Company issued additional secured convertible promissory notes to investors and affiliates of the Company aggregating $150 in cash. The secured notes have substantially the same terms as the secured notes issued in the May 2017 financing.

In August 2018, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was paid in cash, $75 was exchanged for the remaining advances described above and $61 was in the form of an Original Issue Discount (“OID”) on these amounts. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds. The secured notes bear interest at the rate of 10% per annum and are secured by an interest in all the Company’s rights, title and interest in, to and under its intellectual property. Should the secured notes remain outstanding following the maturity date an additional 30% of the note’s principal amount shall become due and payable. In December of 2020, the note holders agreed to extend the due date of the notes from December 31, 2020 to December 31, 2021.

In December 2018, the Company issued short-term unsecured convertible promissory notes to investors and affiliates of the Company aggregating $346 in cash. The short-term notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per share of Common Stock, upon closing a new debt and/or equity financing of at least $1,000 in aggregate proceeds. The notes bear interest at the rate of 10% per annum. In December of 2020, the note holders agreed to extend the due date of the notes from December 31, 2020 to December 31, 2021.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

7. Debt (continued):

Notes Payable (continued)

On March 25, 2020, the Company issued an aggregate of $150 in unsecured notes to related parties and other investors. The Company received $75 in cash and $75 in exchange for advances on certain accounts receivable. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10%per annum and are due December 31, 2021.

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Companies may apply for the loans and accrued interest to be forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the period in question. Under the terms of the related promissory note, the unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds meet the conditions for forgiveness of the loan, we cannot assure you that we did not take actions that caused the Company to be ineligible for forgiveness of the loan, in whole or in part.

On June 19, 2020, the Company issued an additional unsecured note for $250,000. The note has the same terms and maturity date as the Company’s other unsecured notes.

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

During the twelve months ended December 31, 2019, the Company accrued $306 of interest expense, $271 associated with the notes, of which $104 was to related parties and $167 was to other investors.

The Company recorded $3 in debt discount amortization for the twelve months ended December 31, 2020 related to the above debt financings, $1 was to related parties and $2 was to other investors.

8. Stockholders’ deficit:

Common stock options

At December 31, 2020, the Company has one stock-based employee compensation plan, the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2011 plan under individual plans.

Information with respect to the Stock Compensation Plan at December 31, 2020 is as follows:

2011 Stock Compensation Plan
Shares authorized for issuance	1,750
Option vesting period	Immediate/Quarterly over 3 years
Date adopted by shareholders	November 2011
Option term	7 Years
Options outstanding	1,338
Options exercisable	957
Weighted average exercise price	$0.73

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

8. Stockholders’ deficit (continued):

Common stock options

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black Scholes Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

The Company granted 290 stock options during 2020 at a weighted average exercise price of $0.50 per share. The Company granted 40 stock options during 2019 at a weighted average exercise price of $0.50 per share. The fair value calculations for the stock options granted are based on the following assumptions:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Risk free interest rate	0.18%	2.30%
Expected life (years)	6.4	6.1
Expected volatility	164.00%	191.65%
Expected dividends	None	None
Estimated average forfeiture rate	2.15%	23.6%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2020 and 2019. There were no stock options exercised during the years ended December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Research and development	$7	$28
General and administrative	73	134
Director options and consultants	23	27
Stock-based compensation expense included in operating expenses	$103	$189

As of December 31, 2020, there was $87 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2020.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

8. Stockholders’ deficit (continued):

Common stock options

The summary activity for the Company’s 2011 Stock Compensation Plans is as follows:

	December 31, 2020				December 31, 2019
	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	1,077	$1.59	$–		1,037	$1.65	$–
Granted	290	$0.50	$–		40	$0.50	$–
Forfeited/ Cancelled	(29)	$23.63	$–		–	$–	$–

Outstanding at period end	1,338	$0.86	$–	4.97	1,077	$1.59	$–	4.97

Options vested and exercisable at period end	957	$0.97	$–	4.75	660	$2.18	$–	4.75

Weighted average grant-date fair value of options granted during the period	$0.43				$0.40

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per share
$0.01 – $25.00	1,325	4.58	$0.61	1,050	$0.63
$25 – $625	13	1.02	$28.12	27	$38.56
	1,338	4.59	$0.87	1,077	$1.59

A summary of the status of the Company’s non-vested shares as of December 31, 2020 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2019	417	718
Granted	290	40
Canceled/Forfeited	–	–
Vested	(326)	(341)
Non-vested at December 31, 2020	381	417

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

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

8. Stockholders’ deficit (continued):

Treasury Stock

In January 2012, the Company received 5 shares of Common Stock from Phoenix in settlement of a 16b claim brought by a Company stockholder against Phoenix, certain affiliates and the Company, as a nominal defendant. The Common Stock was valued at $325. In settlement of an indemnification claim brought by Phoenix in March 2012,resulting from the settlement of the 16b claim in January 2012, the Company issued to Phoenix 278 shares of Series C Preferred Stock valued at $417. The Company booked a $417 accretion amount for the beneficial conversion feature on the 278 shares of Series C Preferred Stock.

Warrants

On February 6, 2019, the Company issued warrants to purchase 985 shares of common stock to 4 consultants and an employee in connection with the accrued compensation owed by the Company to the employee and consultants. The Company ascribed a value of $64 to the warrants using Black Scholes Merton pricing model. The warrant value is recorded in general and administrative expense in the Statement of Operations. The warrants are exercisable for three years with an exercise price of $0.50 per share. The warrants may not be exercised for cash or on a cashless basis, and may solely be exercised using the holder’s outstanding accrued compensation on the date of exercise. There were no warrant exercises in 2020 and 2019.

On January 28, 2020, the Company issued 30 warrants to a consultant for services. The warrants are exercisable for three years with an exercise price of $0.50 per share. The Company ascribed a value of $13 to the warrants which is based on the Black-Scholes-Merton valuation model. The warrant cost was charged to general and administrative expense during the period.

On July 9, 2020, the Company entered into a settlement agreement with a vendor. In addition to a cash payment the Company issued 10 warrants to purchase 10 shares of common stock in settlement of the outstanding accounts payable balance. The warrants are exercisable for five years with an exercise price of $0.50 per share. The Company ascribed a value of $3 to the warrants based on the Black-Scholes-Merton valuation model. The warrant cost was charged to general and administrative expense during the period.

On August 11, 2020, the Company issued warrants to purchase 425 shares of common stock to 2 consultants in connection with the accrued compensation owed by the Company to the consultants. The Company ascribed a value of $160 to the warrants using Black Scholes Merton pricing model. The warrant value are recorded in general and administrative expense in the Statement of Operations. The warrants are exercisable for three years from the date of grant with an exercise price of $0.50 per share. The above warrants may not be exercised for cash or on a cashless basis, and may solely be exercised using the holder’s outstanding accrued compensation on the date of exercise. There were no warrant exercises in 2020 and 2019.

A summary of the warrant activity is as follows:

	December 31, 2020		December 31, 2019
	Shares	Weighted Average Exercise Price per share	Shares	Weighted Average Exercise Price per share
Outstanding at beginning of period	2,536	$1.52	1,828	$2.16
Issued	465	$0.50	985	$0.50
Expired	–	$–	(277)	$1.63
Outstanding at end of period	3,001	$1.37	2,536	$1.52
Exercisable at end of period	3,001	$1.37	2,536	$1.52

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

9. Stockholders’ deficit (continued):

Warrants (continued)

A summary of the status of the warrants outstanding as of December 31, 2020 is as follows:

Number of Shares Outstanding and Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price per share
2,536	0.67	$1.52
465	2.65	$0.50
3,001	0.98	$1.37

As of December 31, 2020, 4,339 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

10. Commitments and Contingencies:

Lease commitments

The Company maintains no leases. The Company rents approximately 160 square feet of office space in San Jose California. The office space is on a month to month rental basis and can be surrendered at any time without penalty. Office rent expense was approximately $36 and $34 in 2020 and 2019, respectively.

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

11. Income taxes:

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2020, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets.

At December 31, 2020, the Company had net operating loss carryforwards of $65,121 for federal income tax purposes which will begin to expire in 2021 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $37,318. These state net operating losses carryforwards will begin to expire in the year 2028 if unused.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

11. Income taxes (continued):

Deferred tax assets and liabilities at December 31 consist of the following:

	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$16,281	$15,884
Accruals and reserves	366	351
Deferred revenue	60	116
Intangibles	188	422
Other, net	228	85
Fixed assets	–	–
Gross tax assets	17,123	16,858
Valuation allowance	(17,123)	(16,858)
Realizable deferred tax asset	–	–

The Company’s provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2020 and December 31, 2019:

The components of the net deferred tax assets and liabilities are as follows:

	2020	2019
Income tax benefit at the federal statutory rate	$(142)	$(228)
State income tax benefit	(47)	(77)
NOL expiration	–	360
Prior year true-ups	(79)	565
Permanent items and other	3	68
Change in valuation allowance	264	(689)
Income tax expense	$(1)	$(1)

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no net effect on our provision for the year ended December 31, 2020

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

12. Subsequent events:

On February 12, 2021, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with certain investors (each an “Investor,” and, collectively, the “Investors”). Under the terms of the Purchase Agreement, the Company received loans in the aggregate amount of $75,000 (the “Loans”) from the Investors in exchange for the Company’s issuance to each of the Investors of an unsecured convertible promissory note equal to the amount of such Investor’s loan contribution to the Company (each a “Note,” and, collectively, the “Notes”). The Loans consisted of $60,000 in cash and of $15,000 due under certain advances on accounts receivable received by the Company during the current quarter and exchanged into Notes under the Purchase Agreement. The Notes bear interest at the rate of 10% per annum, and have a maturity date of December 31, 2021. The Notes may be converted by their terms at the option of Investors into shares of the Company’s common stock.

In February the Company repaid to two investors an aggregate of $64,417 of prior advances on accounts receivable. The payments to the investors included $4,000 in advance fees.

On March 15 and March 16, 2021, the Company received advances on accounts receivable from two affiliates aggregating $20,000, and on March 19 2021, the Company received additional advances on accounts receivable from two affiliates aggregating $5,000. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee.

The Company may use any funds received from the Investors for working capital and general corporate purposes, in the ordinary course of business, and to pay fees and expenses in connection with the Company’s entry into the Purchase Agreement.