Form 10-Q
period 2021-03-31
iSign Solutions Inc.
filed 2021-05-17
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Number of shares outstanding of the issuer’s Common Stock as of May 17, 2021: 5,761,980.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

iSign Solutions Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2021	2020
Assets	Unaudited
Current assets:
Cash and cash equivalents	$250	$26
Accounts receivable, net of allowance of $0 at March 31, 2021 and December 31, 2020, respectively	69	100
Prepaid expenses and other current assets	12	10
Total current assets	331	136
Property and equipment, net	7	5
Other assets	5	5
Total assets	$343	$146

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$380	$353
Short-term debt – related party	1,085	1,065
Short-term debt Other	1,792	1,807
Short-term debt- Paycheck Protection Program	123	123
Accrued compensation	116	82
Deferred compensation	219	219
Other accrued liabilities	1,222	1,141
Deferred revenue	394	215
Total current liabilities	5,331	5,005
Deferred revenue long-term	90	90
Other long-term liabilities	775	738
Total liabilities	6,196	5,833
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 5,762 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	58	58
Treasury shares, 5 at March 31, 2021 and December 31, 2020, respectively	(325)	(325)
Additional paid in capital	129,807	129,783
Accumulated deficit	(135,393)	(135,203)
Total stockholders’ deficit	(5,853)	(5,687)
Total liabilities and stockholders’ deficit	$343	$146

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Operations
Unaudited
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020

Revenue:
Product	$82	$31
Maintenance	177	159
Total revenue	259	190

Operating costs and expenses:
Cost of sales:
Product	10	2
Maintenance	20	9
Research and development	144	176
Sales and marketing	49	27
General and administrative	147	246
Total operating costs and expenses	370	460

Loss from operations	(111)	(270)

Other income (expense) net	1	1
Interest expense:
Related party	(24)	(24)
Other	(55)	(45)
Loss before income tax expense	(189)	(338)

Income tax expense	(1)	(1)
Net loss	$(190)	$(339)
Basic and diluted net loss per common share	$(0.03)	$(0.06)
Weighted average common shares outstanding, basic and diluted	5,762	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2021	5,762	$58	5	$(325)	$129,783	$(135,203)	$(5,687)
Stock-based compensation	–	–	–	–	$24	–	24
Net loss	–	–	–	–	–	(190)	(190)
Balance, March 31, 2021	5,762	$58	5	$(325)	$129,807	$(135,393)	$(5,853)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2020	5,762	$58	5	$(325)	$129,651	$(134,675)	$(5,291)
Stock-based compensatio0n	–	–	–	–	22	–	22
Net loss	–	–	–	–	–	(339)	(339)
Balance, March 31, 2020	5,762	$58	5	$(325)	$129,673	$(135,014)	$(5,608)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(190)	$(339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1	1
Amortization of warrants	–	19
Stock-based compensation	24	22
Changes in operating assets and liabilities:
Accounts receivable, net	31	22
Prepaid expenses and other assets	(2)	(1)
Accounts payable	27	34
Accrued compensation	34	14
Other accrued and long-term liabilities	118	104
Deferred revenue	179	37
Net cash provided by (used in) operating activities	222	(87)

Cash flows from investing activities:
Acquisition of property and equipment	(3)	–
Net cash used in investing activities	(3)	–

Cash flows from financing activities:
Proceeds from of short term debts related party	40	150
Proceeds from the issuance of short-term debt other	45	–
Payment of short term debts related party	(20)	–
Payment of short term debts other	(60)	–
Net cash provided by financing activities	5	150

Net increase in cash and cash equivalents	224	63
Cash and cash equivalents at beginning of period	26	25
Cash and cash equivalents at end of period	$250	$88

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2021	2020
Supplementary disclosure of cash flow information
Interest paid	$5	$4
Income taxes paid	$1	$1
Accounts receivable advance converted to convertible note	$15	$–

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 11, 2020 states in the U.S., including California, where the Company is headquartered, have begun to open up as the result of the development of vaccines to thwart the spread of the virus. The COVID-19 outbreak has disrupted supply chains and affected production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and any further spread of the outbreak, continued impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may have a continued impact on our financial condition or results of operations is uncertain.

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2021 the Company’s accumulated deficit was $135,393. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2021, the Company’s cash balance was $250. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Updates issued in 2021 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2021	2020	2021	2020
Customer #1	–	–	–	12%
Customer #2	92%	85%	25%	18%
Customer #3	–	–	27%	18%
Customer #4	–	–	28%	26%
Customer #5	–	13%	–	–
Total concentration	92%	98%	80%	74%

3.	Net Loss Per Share

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive:

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Common stock subject to outstanding options	1,338	1,067
Common stock subject to outstanding warrants	3,001	2,536
Common stock subject to outstanding convertible debt plus accrued interest	7,025	5,852

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

4.	Debt

Advances:

On February 17 and February 22, 2021, the Company repaid $30 and $30, respectively, of accounts receivable advances from unrelated parties along with $4 of accrued but unpaid advance fees. In addition, on March 31, 2021, the Company repaid $20 in accounts receivable advances to a related party. The advance fee of $1 was repaid on April 1, 2021.

In March 2021, the Company received, from related parties, advances aggregating $25 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company accrued $1 in advance fees recorded as interest expense on the Statement of Operations.

Notes payable:

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The Company may apply for the loans and accrued interest forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period in question. Under the terms of the related promissory note, the unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company has applied for full loan and interest forgiveness. While the Company currently believes that its use of the loan proceeds, meets the conditions for forgiveness of the loan, we cannot assure you that we did not take actions that caused the Company to be ineligible for forgiveness of the loan, in whole or in part.

On February 28, 2021, the Company issued an aggregate of $75 in unsecured notes, $30 to related parties and $45 to other investors. The Company received $15 in cash and $15 in exchange for an account receivable advance, received in the prior year, from related parties, and $45 in cash from other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2021.

During the three months ended March 31, 2021, the Company accrued $79 of interest expense, $67 associated with the outstanding secured and unsecured convertible promissory notes, of which $24 was to related parties and $43 was to other investors. For the three months ended March 31, 2020, the Company accrued $69 of interest expense, $60 associated with its outstanding notes, of which $24 was to related parties and $36 was to other investors.

5.	Stockholders’ Deficit

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2021 and 2020 was approximately 4.78% and 6.43%, respectively, based on historical data.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

5.	Stockholders’ Deficit (continued)

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. No options were granted during the three months ended March 31, 2021 and 2020. There were no stock options exercised during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2021	2020
Research and development	$–	$3
General and administrative	17	16
Director	7	3
Total stock-based compensation	$24	$22

A summary of option activity under the Company’s plans for the three months ended March 31, 2021 and 2020 is as follows:

	2021				2020
Options	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	1,338	$0.87	–	$–	1,077	$1.59	–	–
Granted	–	$–	–	–	–	$–	–	–
Canceled	–	$–			(10)	$56.10
Outstanding at March 31	1,338	$0.87	4.35	$–	1,067	$1.07	4.76	–
Vested and expected to vest at March 31	1,320	$0.88	3.99	$–	1,062	$1.59	4.92	$–
Exercisable at March 31	1,018	$0.97	3.86	$–	736	$1.25	4.60	$–

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.01 - $0.50	930	4.39	$0.50	675	$0.50
$0.51 - $1.00	393	4.36	$0.78	328	$0.78
$1.01 - $25.00	2	1.33	$15.94	2	$15.94
$25.01 – $625.00	13	0.77	$28.12	13	$28.12
Total	1,338	4.34	$0.87	1,018	$0.97

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

5.	Stockholders’ Deficit (continued)

A summary of the status of the Company’s non-vested shares as of March 31, 2021 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2021	381	$0.57
Vested	(60)	$0.57
Non-vested at March 31, 2020	321	$0.56

As of March 31, 2021, there was $63 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.65 years.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2021 and 2020.

A summary of the warrant activity to purchase shares of Common Stock for the three months ended March 31 is as follows:

	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,001	$1.37	2536	$1.52
Issued	–	$	30	$0.50
Outstanding at end of period	3,001	$1.37	2,566	$1.51
Exercisable at end of period	3,001	$1.37	2,566	$1.51

A summary of the status of the warrants outstanding and exercisable to purchase shares of Common Stock as of March 31, 2021 is as follows:

Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price per share

1,551	0.13	$2.18
1,450	1.36	$0.50
3,001	0.73	$1.37

6.	Subsequent event

On April 1, 2021 the company repaid $128 in accounts receivable advances to two related parties. In addition the Company paid $10 in accrued but unpaid advance fees to the two related parties.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including the following:

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

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2020, net losses aggregated approximately $1,614, and, at March 31, 2021, the Company’s accumulated deficit was approximately $135,393.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 11, 2020 states in the U.S., including California, where the Company is headquartered, have begun to open up as the result of the development of vaccines to thwart the spread of the virus. The COVID-19 outbreak has disrupted supply chains and affected production and sales across a wide range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and any further spread of the outbreak, continued impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may have a continued impact on our financial condition or results of operations is uncertain.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

For the three months ended March 31, 2021, total revenue was $259, an increase of $69, or 36%, compared to total revenue of $190 in the prior year period. The increase in revenue is primarily attributable to an increase of $51, or 165% in the Company’s engineering service and transactional product revenues and an $18, or 11% increase in maintenance revenue compared to the prior year period.

The net loss for the three months ended March 31, 2021 was $190, a decrease of $149, or 44%, compared to a net loss of $339 in the prior year period. The decrease in net loss is due to the increase in revenue of $69, or 36%, the decrease in overhead expenses of $90 or 20%, offset by the increase in cash and non-cash interest expense of $10 or 14% compared to the prior year.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Form 10-K.

Effect of Recent Accounting Pronouncement,

Accounting Standards Updates issued in 2021 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended March 31, 2021, product revenue was $82, an increase of $51, or 165%, compared to product revenue of $31 in the prior year period. The increase in product revenue is primarily due to an increase in transaction volume and engineering service revenues compared to the prior year period. For the three months ended March 31, 2021, maintenance revenue was $177, an increase of $18, or 11%, compared to maintenance revenue of $159 in the prior year period. The increase is primarily due to the conversion of discounted long-term maintenance contracts to a non-discounted annual maintenance term.

Cost of Sales

For the three months ended March 31, 2021, cost of sales was $30, an increase of $19, or 173%, compared to cost of sales of $11 in the prior year. The increase was primarily due to an increase in direct engineering costs associated with engineering service, software product and maintenance contracts and revenue compared to the prior year.

Operating Expenses

Research and Development Expenses

For the three months ended March 31, 2021, research and development expense was $144, a decrease of $32, or 18%, compared to research and development expense of $176 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The decrease in research and development expense was due to a decrease in salaries and related expenses of $3, a decrease of $10 in professional services and other overhead expenses and a $19 increase in direct engineering costs transferred to cost of sales. Gross engineering expenses, before allocations to cost of sales, was $175 a decrease of $13, or 7%, compared to $187 in the prior year period, due primarily to the decrease in professional services and other overhead expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2021, sales and marketing expense was $49, an increase of $22, or 81%, compared to $27 in the prior year period. The increase was primarily attributable to an increase in commissions and professional services.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

General and Administrative Expenses

For the three months ended March 31, 2021, general and administrative expense was $147, a decrease of $99, or 40%, compared to general and administrative expense of $246 in the prior year period. The decrease was due primarily to decreases in warrant and professional service expenses of $101, offset by increases of $2 in other overhead expense, compared to the prior year period.

Other income and expense

Other income, expense was $1 and $1 for the three months ended March 31, 2020.

Interest expense for the three months ended March 31, 2020 was $79, an increase of $10, or 14% compared to interest expense of $69 in the prior year period. The increase is due to an increase in short-term debt and other unpaid interest-bearing liabilities. Interest expense on short-term debt associated with related parties was $24 and non-related party interest expense was $55 for the three months ended March 31, 2021, compared to $24 associated with related parties and non-related party interest expense of $45 in the prior year period.

Liquidity and Capital Resources

At March 31, 2021, cash and cash equivalents totaled $250, compared to cash and cash equivalents of $26 at December 31, 2020. The increase in cash was due to cash flows from operating activities of $222 and $5 from financing activities. The increased amounts were offset by $3 used in investing activities. At March 31, 2021, total current assets were $331 compared to total current assets of $136 at December 31, 2020. At March 31, 2021, the Company’s principal sources of funds included its cash and cash equivalents aggregating $250.

At March 31, 2021, accounts receivable net, was $69, a decrease of $31, or 31%, compared to accounts receivable, net of $100 at December 31, 2020. The decrease is due primarily due to faster collection times for accounts receivable.

At March 31, 2021, prepaid expenses and other current assets were $12, an increase of $2, or 20%, compared to prepaid expenses and other current assets of $10 at December 31, 2020. The increase is due primarily to prepayments of insurance premiums for the current year.

At March 31, 2021, accounts payable were $380, an increase of $27, or 8%, from the December 31, 2020 balance of $353. The increase is due primarily to professional fees for engineering services and accounting fees related to the prior year audit.

At March 31, 2021, accrued compensation was $116, an increase of $34, or 41%, compared to accrued compensation of $82 at December 31, 2020. The increase is due primarily to the accrual of commissions during the quarter ended March 31, 2021.

Other accrued liabilities were $1,222 at March 31, 2021, an increase of $81, or 7%, compared to other accrued liabilities of $1,141 at December 31, 2020, primarily due to the accrual of interest on the Company’s debt and certain franchise taxes.

Deferred revenue was $394 at March 31, 2021, an increase of $179, or 83%, compared to deferred revenue of $215 at December 31, 2020. The increase is primarily due to the renewal of maintenance contracts offset by the recognition of maintenance revenues during the quarter ended March 31, 2021.

At March 31, 2021, total current liabilities were $5,331, an increase of $326, or 7%, compared to total current liabilities of $5,005 at December 31, 2020.

iSign Solutions Inc.
FORM 10-Q
(In thousands, except per share amounts)

On February 28, 2021, the Company issued an aggregate of $75 in unsecured notes to affiliates and other investors. The Company received $60 in cash and $15 in exchange for advances received in the prior year. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2021.

In March 2021, the Company received, from related parties, advances aggregating $25 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company accrued $1 in advance fees recorded as interest expense on the Statement of Operations.

During the three months ended March 31, 2021, the Company accrued $79 of interest expense, $67 associated with the outstanding secured and unsecured convertible promissory notes, of which $24 was to related parties and $43 was to other investors. For the three months ended March 31, 2020, the Company accrued $69 of interest expense, $60 associated with its outstanding notes, of which $24 was to related parties and $36 was to other investors.

The Company had no material commitments as of March 31, 2021.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2021.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2021 and 2020, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

iSign Solutions Inc.
Registrant

May 17, 2021	/s/ Andrea Goren
Date	Andrea Goren
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)