Form 10-Q
period 2021-06-30
iSign Solutions Inc.
filed 2021-08-16
CIK 727634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2033 Gateway Place, Suite 659, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)

(650) 802-7888
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ISIGN	OTC Markets Group Inc. OTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes	☐	No	☒

Number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of August 16, 2021: 6,321,980

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)

	June 30,	December 31,
	2021	2020
Assets	Unaudited
Current assets:
Cash and cash equivalents	$70	$26
Accounts receivable, net of allowance of $0 at June 30, 2021 and $0 at December 31, 2020, respectively	95	100
Prepaid expenses and other current assets	7	10
Total current assets	172	136
Property and equipment, net	6	5
Other assets	5	5
Total assets	$183	$146

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$385	$353
Short-term debt- related party	1,096	1,065
Short-term debt – other	1,673	1,807
Short-term debt – Paycheck Protection Program	123	123
Accrued compensation	70	82
Deferred Compensation	219	219
Other accrued liabilities	1,292	1,141
Deferred revenue	473	215
Total current liabilities	5,331	5,005
Long-term debt – other	45	90
Other long-term liabilities	533	738
Total liabilities	5,909	5,833
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,322 shares issued and outstanding at June 30, 2021 and 5,762 shares issued and outstanding at December 31, 2020	63	58
Treasury shares, 5 at June 30, 2021 and December 31, 2020, respectively	(325)	(325)
Additional paid-in capital	130,098	129,783
Accumulated deficit	(135,562)	(135,203)
Total stockholders’ deficit	(5,726)	(5,687)
Total liabilities and stockholders’ deficit	$183	$146

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product	$99	$59	$181	$90
Maintenance	169	168	346	327
Total revenue	268	227	527	417

Operating costs and expenses:
Cost of sales:
Product	20	19	30	21
Maintenance	10	27	30	36
Research and development	135	144	279	320
Sales and marketing	22	25	71	52
General and administrative	170	173	317	419
Total operating costs and expenses	357	388	727	848

Loss from operations	(89)	(161)	(200)	(431)

Other income (expense), net	-	51	1	52
Interest expense:
Related party	(25)	(23)	(49)	(47)
Other	(55)	(47)	(110)	(92)
Amortization of debt discount:
Related party	-	-	-	-
Other	-	(1)	-	(1)
Loss before income tax expense	(169)	(181)	(358)	(519)

Income tax expense	-	-	(1)	(1)
Net loss	$(169)	$(181)	$(359)	$(520)
Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.09)
Weighted average common shares outstanding, basic and diluted	5,780	5,762	5,771	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2021	5,762	$58	5	$(325)	$129,783	$(135,203)	$(5,687)
Stock-based compensation	–	–	–	–	24	–	24
Net loss	–	–	–	–	–	(190)	(190)
Balance, March 31, 2021	5,762	$58	5	$(325)	$129,807	$(135,393)	$(5,853)
Stock-based compensation	–	–	–	–	17	–	17
Settlement of long-term deferred salary into common stock	560	5	–	–	274	–	274
Net loss	–	–	–	–	–	(169)	(169)
Balance, June 30, 2021	6,322	$63	5	$(325)	$130,098	$(135,562)	$(5,726)

Balance January 1, 2020	5,762	$58	5	$(325)	$129,651	$(134,675)	$(5,291)
Stock-based compensation	–	–	–	–	22	–	22
Net loss	–	–	–	–	–	(339)	(339)
Balance, March 31, 2020	5,762	$58	5	$(325)	$129,673	$(135,014)	$(5,608)
Stock-based compensation	–	–	–	–	17	–	17
Warrant issued for services	–	–	–	–	13	–	–
Net loss	–	–	–	–	–	(181)	(184)
Balance, June 30, 2020	5,762	$58	5	$(325)	129,703	(135,195)	(5,759)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(359)	$(520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2	2
Debt discount amortization	-	1
Amortization of Warrants	-	36
Warrants issued for services	-	13
Stock-based compensation	41	39
Forgiveness of debt related to accounts payable	-	(52)
Changes in operating assets and liabilities:
Accounts receivable, net	5	(12)
Prepaid expenses and other assets	3	9
Accounts payable	32	(88)
Accrued compensation	(12)	19
Other accrued and long-term liabilities	225	212
Deferred revenue	258	113
Net cash provided by (used in) operating activities	195	(228)

Cash flows from investing activities:
Acquisition of property and equipment	(3)	-
Net cash used in investing activities	(3)	-

Cash flows from financing activities:
Proceeds from the issuance of short-term debt – related party	45	100
Proceeds from the issuance of short-term debt – other	40	300
Proceeds from Short-term debt - Paycheck Protection Program	-	123
Payments on short term Debt – related party	(133)	-
Payments on short term Debt – other	(100)	-
Net cash provided by (used in) financing activities	(148)	523

Net increase in cash and cash equivalents	44	295
Cash and cash equivalents at beginning of period	26	25
Cash and cash equivalents at end of period	$70	$320

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Supplementary disclosure of cash flow information
Interest paid	$21	$5
Income taxes paid	$1	$1
Accounts receivable advance converted to convertible note	$15	$-
Long-term deferred compensation settled for Common Stock	$279	$-

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

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 11, 2020 states in the U.S., including California, where the Company is headquartered, have begun to open up as the result of the development of vaccines to thwart the spread of the virus. New variants of COVID-19 have surfaced around the world, including the United States which may cause additional closures of economies depending on how virulent the new strains are. New COVID-19 variant outbreaks may further disrupted supply chains and affected production and sales across a wide range of industries. The extent of the impact of new COVID-19 outbreaks on our operational and financial performance will depend on certain developments, including the duration and further spread of the outbreak, continued impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2021 the Company’s accumulated deficit was $135,562. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2021, the Company’s cash balance was $70. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Update No. 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). A modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange should be treated as an exchange of the original instrument for a new instrument. In addition, the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity should be measured. The effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange should be recognize on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities, including adoption in an interim period.

The Company will evaluate ASU 2021-04 to determine what impact, if any, the adoption will have on the Company’s financial statements.

Other Accounting Standards Updates issued in 2021 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2021	2020	2021	2020	2021	2020
Customer #1	88%	88%	40%	28%	37%	23%
Customer #2	-	-	-	10%	-	11%
Customer #3	-	-	19%	24%	19%	25%
Customer #4	-	-	25%	21%	26%	20%
Customer #5	11%	12%	-	-	-	-
Total concentration	99%	100%	84%	83%	82%	79%

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

3.	Net Loss per Share

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

	For the Three and Six Months
	June 30,	June 30,
	2021	2020

Common Stock subject to outstanding options	1,338	1,067
Common Stock subject to outstanding warrants	1,450	2,566
Common stock subject to outstanding convertible debt plus accrued interest	7,157	6,473

4.	Debt

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

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

4.	Debt (continued)

In April 2021, the Company re-paid $49 of Accounts Receivable Advances and $6 in accrued but unpaid 5% advance fees to an affiliate. In addition the Company repaid to another affiliate $64 of Accounts Receivable Advances and $4 in accrued but unpaid 5% advance fees.

In June 2021, the Company paid the first installment in the amount of $40 plus accrued interest of $5 of a note entered into associated with a settlement agreement dated July 1, 2020 with one of its vendors. The remaining $90 plus interest at the rate of 4% per annum is due in two installments, June of 2022 and June of 2023.

During the three and six months ended June 30, 2021, the Company accrued $80 and $159 of interest expense, $68 and $136, respectively, associated with the outstanding secured and unsecured convertible promissory notes, of which $24 and $49 was to related parties and $44 and $87 was to other investors. For the three and six months ended June 30, 2020, the Company accrued $70 and $139 of interest expense, $60 and $120, respectively, associated with the outstanding secured and unsecured convertible promissory notes, of which $23 and $47 was to related parties and $38 and $73 was to other investors.

5.	Stockholders’ Deficit

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock -based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2021 and 2020, was approximately 4.78% and 13.59%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

No options were granted during the three and six months ended June 30, 2021 and 2020. There were no stock options exercised during the three and six months ended June 30, 2021 and 2020, respectively.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Deficit (continued)

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$-	$2	$-	$5
General and administrative	$17	$12	$29	$28
Director and consultant options	$7	$3	$12	$6
Total stock-based compensation expense	$24	$17	$41	$39

A summary of option activity under the Company’s plans for the six months ended June 30, 2021 and 2020 is as follows:

	2021					2020
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,338	$0.87	-	$		1,077	$1.59	-	$-
Granted	-		$-	$		-	$-	-	$-
Forfeited or expired	-		$-	$		10	$56.10	-	$-
Outstanding at June 30	1,338	$0.87	4.10	$		1,067	$1.07	5.50	$-
Vested and expected to vest at June 30	1,320	$0.88	3.80		$-	1,067	$1.07	4.52	$-
Exercisable at June 30	1,078	$0.96	3.68		$-	822	$1.18	4.38	$-

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per Share
$0.01 – $0.50	930	4.15	$0.50	703	$0.50
$0.51 – $625.00	408	3.98	$1.73	375	$1.81
Total	1,338	4.10	$0.87	1,078	$0.96

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Deficit (continued)

A summary of the status of the Company’s non-vested shares as of June 30, 2021 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2021	381	$0.57
Vested	(120)	$0.57
Non-vested at June 30, 2021	261	$0.54

As of June 30, 2021, there was a total of $46 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.5 years.

Warrants

The Company did not issue any warrants during the three and six month periods ended June 30, 2021. The Company issued 30,000 warrants during the three and six months ended June 30, 2020 to a consultant for services. The warrants are exercisable for three years with an exercise price of $0.50 per share. The Company ascribed a value of $13 to the warrants which is based on the Black-Scholes-Merton valuation model.

In June 2021, the Company transferred from SGP to Andrea Goren the Common Stock Purchase Warrant numbers 19-01 and 20-2, respectively dated February 6, 2019 and August 11, 2020 (the “SGP Warrants”) to purchase Seven Hundred Thousand (700,000) and Two hundred Fifty Thousand (250,000) shares of Company common stock, respectively.

A summary of the warrant activity for the six months ended June 30 is as follows:

	2021		2020
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	3,001	$1.52	2,536	$1.52
Issued	-	$-	30	$-
Expired	1,551	$2.18	-	$-
Outstanding at end of period	1,450	$0.50	2,566	$1.52
Exercisable at end of period	1,450	$0.50	2,566	$1.52

A summary of the status of the warrants outstanding and exercisable as of June 30, 2021 is as follows:

Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

985	0.61	$0.50
30	1.60	$0.50
10	4.08	$0.50
425	2.14	$0.50
1,450	1.10	$0.50

iSign Solutions Inc.

FORM 10-Q
(In thousands, except per share amounts)

5.	Stockholders’ Deficit (continued)

Common Stock

In June 2021, the Company, with approval of the Board of Directors, reallocated all of the $560,000 of accrued compensation owed to SG Phoenix in equal parts to Mr. Sassower and Mr. Goren, according to their respective ownership in SG Phoenix. Mr. Sassower settled $280,000 of Accrued Long -term deferred salary allocated to him into 560,000 shares of the Company’s Common Stock at a price of $0.50 per share, which was substantially above the then current market price of the company’s common stock.

6.	Subsequent Event

In July 2021, the Company received, from an affiliate advances aggregating $10 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lender on a pro rata basis together with a 5% advance fee. The funds will be used for working capital purposes.

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

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2020, net losses aggregated approximately $1,614, and, at June 30, 2021, the Company’s accumulated deficit was approximately $135,562.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 11, 2020 states in the U.S., including California, where the Company is headquartered, have begun to open up as the result of the development of vaccines to thwart the spread of the virus. New variants of COVID-19 have surfaced around the world, including the United States which may cause additional closures of economies depending on how virulent the new strains are. New COVID-19 variant outbreaks may further disrupted supply chains and affected production and sales across a wide range of industries. The extent of the impact of new COVID-19 outbreaks on our operational and financial performance will depend on certain developments, including the duration and further spread of the outbreak, continued impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.

For the three months ended June 30, 2021, total revenue was $268, compared to total revenue of $227 in the prior year period. For the six months ended June 30, 2021, total revenue was $527, an increase of $110, or 26%, compared to total revenue of $417 in the prior year period. The change in revenue for the six months ended June 30, 2021 is primarily due to an increase in product revenue of $91 or 101%, compared to the prior year period The increase in product revenue is the result of increases in engineering service and transactional. Maintenance revenue for the six months was $346, an increase of $19, or 6% compared to $327 in the prior year.

The net loss for the three months ended June 30, 2021 was $169, a decrease of $12, or 7%, compared to a net loss of $181 in the prior year period. The three month loss from operations decreased $72, or 45%, to $89 compared to $161 in the prior year period. The decrease was due to the increase in revenue and a net decrease in overhead expenses. For the six months ended June 30, 2021 the net loss was $359, a decrease of $161, or 31%, compared to a net loss of $520 in the prior year period. The six month loss from operations decreased $231, or 54%, to $200 compared to $431 in the prior year period. This decrease was due to the same factors described for the three month period above.

Critical Accounting Policies and Estimates

Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Form 10-K.

Effect of Recent Accounting Pronouncements

Accounting Standards Updates issued in 2021 are being evaluated by the Company, however, implementation is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Revenue

For the three months ended June 30, 2021, product revenue was $99, an increase of $40, or 68%, compared to product revenue of $59 in the prior year period. The increase in revenue is primarily attributable to increases in engineering service and transactional revenue compared to the prior year period. For the three months ended June 30, 2021, maintenance revenue was $169, an increase of $1, or 1%, compared to maintenance revenue of $168 in the prior year period.

For the six months ended June 30, 2021, product revenue was $181, an increase of $91, or 101%, compared to product revenue of $90 in the prior year period. The increase in product revenue is primarily due to the same factors for the three-month period discussed above. For the six months ended June 30, 2020, maintenance revenue was $346, an increase of $19, or 6%, compared to maintenance revenue of $346 in the prior year period. The increase in maintenance revenue is primarily due to the conversion from discounted long-term maintenance contracts to non-discounted annual maintenance terms.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Cost of Sales

For the three months ended June 30, 2021, cost of sales was $30, a decrease of $16, or 35%, compared to cost of sales of $46 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to maintenance contracts during the three months ended June 30, 2021, compared to the prior year period.

For the six months ended June 30, 2021, cost of sales was $60, an increase of $3, or 5%, compared to cost of sales of $57 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to revenue from SOW contracts, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2021, research and development expense was $135, a decrease of $9, or 6%, compared to research and development expense of $144 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Other general expenses decreased $17, or 6%, due to reductions in professional services and facilities costs compared to the prior year. The reductions in overhead expenses were offset by a decrease of $9 in allocated labor costs to cost of sales. Total expenses, before allocations for the three months ended June 30, 2020, were $169, a decrease of $17, or 9%, compared to $186 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above and certain cost saving measures put in place in the current year to safeguard against possible negative repercussions of the COVID-19 pandemic.

For the six months ended June 30, 2021, research and development expense was $279, a decrease of $41, or 13%, compared to research and development expense of $320 in the prior year period. Total expenses, before allocations to cost of sales, for the six months ended June 30, 2020, were $343, a decrease of $30, or 8%, compared to $320 in the prior year period. The reasons for these decreases during the six-month period ended June 30, 2021 are the same as for the three-month period discussed above. The decrease in total expenses was offset by a reduction the amount of direct labor allocated to cost of sales during the six month period.

Sales and Marketing Expense

For the three months ended June 30, 2021, sales and marketing expense was $22, a decrease of $3, or 12%, compared to sales and marketing expense of $25 in the prior year period. For the six months ended June 30, 2021, sales and marketing expense was $71, an increase of $19, or 37%, compared to sales and marketing expense of $52 in the prior year period. These increases are primarily attributable to an increase in commission expense related to renewal of maintenance contracts.

General and Administrative Expense

For the three months ended June 30, 2021, general and administrative expense was $170, a decrease of $3, or 2%, compared to general and administrative expense of $173 in the prior year period. The decrease was primarily due to a decrease in overhead expense from period to period.

For the six months ended June 30, 2021, general and administrative expense was $317, a decrease of $102, or 24%, compared to general and administrative expense of $419 in the prior year period. The decrease was due to the reduction in professional services, warrants expense and the provision for doubtful accounts.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Other Income and Expense

For the three and six months ended June 30, 2021, other income was $0 and $1, respectively, a decrease of $51 and $51, respectively, compared to other income of $51 and $52 for the three and six months ended June 30, 2020. The change in other income and expense is due primarily to the forgiveness of $52 of accounts payable during the three months ended June 30, 2020. Such forgiveness was generated from related cash payments of approximately $88. Other income for the three and six months ended June 30 2020 included the collection of $12 of accounts receivable written off in the prior year.

For the three months ended June 30, 2021, interest expense was $80, an increase of $10, or 14% compared to interest expense of $70 in the prior year period. For the six months ended June 30, 2021, interest expense was $159, an increase of $20, or 14%, compared to interest expense of $139 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the three and six months ended June 30, 2021 compared to the prior year period.

Amortization of debt discount was $0 for the three and six month periods ended June 30, 2021 compared to $1 in the same periods of the prior year, respectively. Amortization of the debt discount was completed in the three months ended June 30, 2020.

Income tax expensee for the three and six months ended June 30, 2021 and 2020 were $0 and $1, respectively.

Liquidity and Capital Resources

At June 30, 2021, cash and cash equivalents totaled $70, compared to cash and cash equivalents of $26 at December 31, 2020. The increase in cash was due primarily to $195 provided by operating activities offset by $3 in cash used in investing activities and $148 used in financing for the six month period ended June 30, 2021. At June 30, 2021, total current assets were $172, compared to total current assets of $136 at December 31, 2020. At June 30, 2021, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $70.

At June 30, 2021, accounts receivable net, was $95, a decrease of $5, or 5%, compared to accounts receivable net of $100 at December 31, 2020. The decrease is due primarily due to faster collection times for accounts receivable.

At June 30, 2021, prepaid expenses and other current assets were $7, a decrease of $3, or 30%. The Company has been working on minimizing the dollar amount of new prepaid expenses incurred during the six-month period in light of the financial uncertainty surrounding the current COVID-19 pandemic.

At June 30, 2021, total current liabilities were $5,331, an increase of $326, or 7%, compared to total current liabilities of $5,005 at December 31, 2020.

At June 30, 2021, accounts payable was $385, an increase of $32, or 9%, compared to accounts payable of $353 at December 31, 2020. The increase is due to an increase in professional service expenses.

At June 30, 2021, accrued compensation was $70, a decrease of $12, or 15%, compared to accrued compensation of $82 at December 31, 2020. The decrease is due primarily to payment of accrued commissions on certain maintenance renewals during the six month period. Other accrued liabilities were $1292, an increase of $151, or 13%, from $1,141 at December 31, 2020 primarily due to the accrual of additional interest expense on the Company’s debt and certain franchise taxes.

At June 30, 2021, deferred revenue was $473, an increase of $258, or 120%, compared to deferred revenue of $215 at December 31, 2020. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

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

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

In March 2021, the Company received, from related parties, advances aggregating $25 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company accrued $1 in advance fees recorded as interest expense on the Statement of Operations.

In April 2021, the Company re-paid $49 of Accounts Receivable Advances and $6 in accrued but unpaid 5% advance fees to an affiliate. In addition the Company repaid to another affiliate $64 of Accounts Receivable Advances and $4 in accrued but unpaid 5% advance fees.

In June 2021, the Company paid the first installment in the amount of $40 plus accrued interest of $5 of a note entered into associated with a settlement agreement dated July 1, 2020 with one of its vendors. The reaming $90 plus interest at the rate of 4% per annum is due in two installments, June of 2022 and June of 2023.

The Company incurred $80 and $159, respectively, of interest expense for the three and six months ended June 30, 2021, of which was $16 and $21, respectively, was paid in cash.

The Company had no material commitments as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2021.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2021 and 2020, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

August 16, 2021	/s/ Michael Engmann
Date	Michael Engmann
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)