Form 10-Q
period 2021-09-30
iSign Solutions Inc.
filed 2021-11-15
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Yes ☐   No ☒

Number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of November 15, 2021: 6,321,980

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30,	December 31,
	2021	2020
Assets	Unaudited
Current assets:
Cash and cash equivalents	$108	$26
Accounts receivable, net of allowance of $0 at September 30, 2021 and December 31, 2020, respectively	128	100
Prepaid expenses and other current assets	12	10
Total current assets	248	136
Property and equipment, net	5	5
Other assets	5	5
Total assets	$258	$146

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$402	$353
Short-term debt - related party	1,398	1,065
Short-term debt – other	1,542	1,807
Paycheck Protection Program	─	123
Accrued compensation	77	82
Deferred compensation	219	219
Other accrued liabilities	1,381	1,141
Deferred revenue, current portion	339	215
Total current liabilities	5,358	5,005

Long-term debt - other	45	90
Other long-term liabilities	570	738
Total liabilities	5,973	5,833

Commitments and contingencies	─	─

Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,322 shares issued and outstanding at September 30, 2021 and 5,762 at December 31, 2019	63	58
Treasury shares, 5 at September 30, 2021 and December 31, 2020, respectively	(325)	(325)
Additional paid-in capital	130,111	129,783
Accumulated deficit	(135,564)	(135,203)
Total stockholders’ deficit	(5,715)	(5,687)
Total liabilities and stockholders’ deficit	$258	$146

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product	$101	$44	$282	$134
Maintenance	181	198	528	525
Total revenue	282	242	810	659

Operating costs and expenses:
Cost of sales:
Product	2	2	32	23
Maintenance	21	27	51	63
Research and development	156	126	436	446
Sales and marketing	15	10	86	62
General and administrative	130	397	446	816
Total operating costs and expenses	324	562	1,051	1,410

Loss from operations	(42)	(320)	(241)	(751)

Other income (expense), net	125	373	125	425
Interest expense:
Related party	(35)	(30)	(97)	(77)
Other	(50)	(52)	(147)	(144)
Amortization of debt discount:
Related party	─	(1)	-	(1)
Other	─	─	─	(1)
Loss before income tax expense	(2)	(30)	(360)	(549)
Income tax expense	─	-	(1)	(1)

Net loss	$(2)	$(30)	$(361)	$(550)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.06)	$(0.10)
Weighted average common shares outstanding basic and diluted	6,322	5,762	5,956	5,762

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2021	5,762	$58	5	$(325)	$129,783	$(135,203)	$(5,687)
Stock-based compensation	─	─	─	─	24	─	24
Net loss	─	─	─	─	─	(190)	(190)
Balance, March 31, 2021	5,762	$58	5	$(325)	$129,807	$(135,393)	$(5,853)
Stock-based compensation	─	─	─	─	17	─	17
Settlement of deferred salary	560	5	─	─	274	─	279
Net loss	─	─	─	─	─	(169)	(169)
Balance, June 30, 2021	6,322	$63	5	$(325)	130,098	(135,562)	(5,726)
Stock based compensation	─	─	─	─	13	─	13
Net loss	─	─	─	─	─	(2)	(2)
Balance, September 30, 2021	6,322	$63	5	$(325)	$130,111	$(135,564)	$(5,715)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders ’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance January 1, 2020	5,762	$58	5	$(325)	$129,651	$(134,675)	$(5,291)
Stock-based compensation	─	─	─	─	22	─	22
Net loss	─	─	─	─	─	(339)	(339)
Balance, March 31, 2020	5,762	$58	5	$(325)	$129,673	$(135,014)	$(5,608)
Stock-based compensation	─	─	─	─	17	─	17
Warrant issued for services	─	─	─	─	13		13
Net loss	─	─	─	─	─	(181)	(181)
Balance, June 30, 2020	5,762	$58	5	$(325)	$129,703	$(135,195)	$(5,759)
Stock-based compensation	─	─	─	─	30	─	30
Warrants issued associated with other long-term liabilities	─	─	─	─	160	─	160
Warrants issued in settlement of debt	─	─	─	─	3	-	3
Net loss	─	─	─	─	─	(30)	(30)
Balance, September 30, 2020	5,762	$58	5	$(325)	$129,896	$(135,225)	$(5,596)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(361)	$(550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	309
Debt discount amortization	─	2
Warrant issued for services	─	16
Stock-based compensation	54	69
Forgiveness of debt related to Paycheck Protection Program plus accrued interest	(125)
Forgiveness of debt related to accounts payable	─	(425)
Changes in operating assets and liabilities:
Accounts receivable, net	(28)	(2)
Prepaid expenses and other current assets	(2)	(9)
Accounts payable	49	(291)
Accrued compensation	(5)	8
Other accrued and long-term liabilities	353	339
Deferred revenue	124	(72)
Net cash provided by (used) in operating activities	62	(606)

Cash flows from investing activities:
Acquisition of property and equipment	(3)	-
Net cash used in investing activities	(3)	-

Cash flows from financing activities:
Proceeds from the issuance of short-term debt -related party	211	183
Proceeds from the issuance of short-term debt -other	45	300
Proceeds from the issuance of long-term debt –Paycheck Protection Program	-	123
Payment on short term debt - related party	(133)	-
Payment on short term debt - other	(100)	-
Net cash provided by financing activities	23	606

Net decrease in cash and cash equivalents	82	-
Cash and cash equivalents at beginning of period	26	25
Cash and cash equivalents at end of period	$108	$25

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Supplementary disclosure of cash flow information:
Interest paid	$22	$6
Income tax paid	$1	$1

Non-cash financing and investing transactions:
Value of warrants issued on other long-term liabilities	$15	$-
Settlement of accounts payable for issuance of short-term debt and long-term debt, other	$279	$130

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2021, the Company’s accumulated deficit was $135,564. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2021, the Company’s cash balance was $108. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2021	2020	2021	2020	2021	2020
Customer #1	88%	70%	40%	18%	38%	21%
Customer #2	12%	24%	-	-	-	-
Customer #3	-	-	-	10%	-	11%
Customer #4	-	-	18%	21%	19%	23%
Customer #5	-	-	23	29%	25%	23%
Total concentration	100%	94%	81%	78%	82%	78%

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

3.	Net loss per share

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the exercise of such options and warrants would be antidilutive:

	For the Three and Nine Months Ended
	September 30, 2021	September 30, 2020

Common Stock subject to outstanding options	1,338	1,338
Common Stock subject to outstanding warrants	1,450	3,001
Common stock subject to outstanding convertible debt plus accrued interest	7,290	6,608

4.	Debt

Advances

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

In July 2021, the Company received $10,000 in cash from an affiliate as an advance against certain accounts receivable. The company accrued a 5% advance fee and recorded $500 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advance plus the 5% fee.

In August and September 2021, the Company received $50,000 and $36,000, respectively in cash from an affiliate as advances against certain accounts receivable. The company accrued a 5% advance fees in August and September 2021, and recorded $4 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advances plus the 5% fee.

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

The Company applied for full loan and interest forgiveness. In September 2021 the Company received notification that the loan related to the Paycheck Protection Program had been forgiven in full. The Company record $125 of other income on the Statement of Operations related to the forgiveness of the debt plus accrued interest.

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

On September 30, 2021 the Company issued a note to one an affiliate investor and received $75 in cash. The note bears interest at the rate of 20% per annum and is due upon demand.

During the three and nine months ended September 30, 2021, the Company accrued $84 and $243 of interest expense, $75 and $211, respectively, associated with the outstanding secured and unsecured convertible promissory notes, of which $35 and $97 was to related parties and $40 and $114 was to other investors. For the three and nine months ended September 30, 2020, the Company accrued $83 and $221 of interest expense, $73 and $194, respectively, associated with the outstanding secured and unsecured convertible promissory notes, of which $28 and $76 was to related parties and $45 and $118 was to other investors.

5.	Stockholders’ Deficit

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended September 30, 2021 and 2020, was approximately 11.2% and 13.4%, respectively, based on historical data.

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

No options were granted during the three and nine months ended September 30, 2021 and 2020. There were no stock options exercised during the three and nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$-	$1	$-	$7
General and administrative	-	21	-	49
Director options	9	8	38	13
Stock-based compensation	4	-	15	-
expense	$13	$30	$53	$69

A summary of option activity under the Company’s plans as of September 30, 2021 and 2020 is as follows:

	2021				2020
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,338	$	0.87	$-	1,077	$1.59		$-
Granted	─	$	─	$-	290	$0.50		$-
Forfeited or expired	─	$	─	$-	(29)	$23.63		$-
Outstanding at September 30	1,338	$	0.87	$-	1,338	$0.86	4.84	$-
Vested and expected to vest at September 30	1,338	$	0.87	$-	1,293	$1.40	5.15	$-
Exercisable at September 30	1,138	$	0.94	$-	868	$1.03	4.18	$-

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

5.	Stockholders’ Deficit (continued)

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$0.01 – $25.00	1,323	3.88	$0.60	1,123	$0.60
$0.25.01 – $625	15	0.33	$26.81	15	26.81
Total	1,338	3.84	$0.89	1,138	$0.94

The following table summarizes the Company’s non-vested option shares as of September 30, 2021:

Non-vested Option Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2020	381	$0.57
Vested	(181)	$0.57
Non-vested at September 30, 2020	200	$0.50

As of September 30, 2021, there was $33 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1.19 years.

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

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

5.	Stockholders’ Deficit (continued)

A summary of the warrant activity for the nine months ended September 30 is as follows:

	September 30, 2021		September 30, 2020
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	3,001	$1.52	2,536	$1.52
Issued	─	$ ─	465	$0.50
Expired	(1,551)	$2.18	-	$-
Outstanding at end of period	1,450	$0.50	3,001	$1.37
Exercisable at end of period	1,450	$0.50	3,001	$1.37

A summary of the status of the warrants outstanding and exercisable as of September 30, 2021 is as follows:

Number of Shares Issuable Under Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

985	0.36	$0.50
30	1.34	$0.50
10	3.83	$0.50
425	1.89	$0.50
1,450	0.85	$0.50

6.	Subsequent Event

The Company has evaluated subsequent events for potential recognition or disclosure for the period from September 30, 2021 through November 15, 2021, the date the financial statements were issued.

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

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2020, net losses aggregated $1,614, and, at September 30, 2021, the Company’s accumulated deficit was $135,564.

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

For the three months ended September 30, 2021, total revenue was $282, an increase of $40, or 17%, compared to total revenue of $242 in the prior year period. For the nine months ended September 30, 2021, total revenue was $810, an increase of $151, or 23%, compared to total revenue of $659 in the prior year period. The increases in revenue for the three and nine months ended September 30, 2021 are due primarily to increases in product revenue compared to the prior year periods.

For the three and nine months ended September 30, 2021, the Company recorded a net loss of $2 and $361, a decrease of $28 and $189, or 93% and 34%, respectfully, compared to a net loss of $30 and $550, respectively, in the prior year period. The reduction in the net loss was due to the increase in revenues, the decrease in operating costs offset by reduction in other income compared to the prior year periods.

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

Results of Operations

Revenue

For the three months ended September 30, 2021, product revenue was $101, an increase of $57, or 130%, compared to product revenue of $44 in the prior year period. The increase was primarily due to the increase in engineering service and transactional revenue received in the quarter. For the three months ended September 30, 2021, maintenance revenue was $181, a decrease of $17, or 9%, compared to maintenance revenue of $198 in the prior year period. The decrease is due to the change in certain maintenance contract from an annual to a time and material bases and the timing of certain contract renewals.

For the nine months ended September 30, 2021, product revenue was $282, an increase of $148, or 110%, compared to product revenue of $134 in the prior year period. The increase in product revenue is primarily attributable to the factors discussed for the three-month period above. For the nine months ended September 30, 2021, maintenance revenue was $528, an increase of $3, or 1%, compared to maintenance revenue of $525 in the prior year period. The increase in maintenance revenue is primarily due to the timing of certain contract renewals.

Cost of Sales

For the three months ended September 30, 2021, cost of sales was $23, a decrease of $6, or 21%, compared to cost of sales of $29 in the prior year period. The decrease in cost of sales was primarily due to a decrease in direct labor costs associated with billable engineering revenue and a decrease in labor related to maintenance contracts during the three months ended September 30, 2021, compared to the prior year period.

For the nine months ended September 30, 2021, cost of sales was $83, a decrease of $3, or 3%, compared to cost of sales of $86 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to maintenance contracts offset by an increase in direct labor associated with billable engineering revenue compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2021, research and development expense was $156, an increase of $30, or 24%, compared to research and development expense of $126 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Research and development expenses increase is primarily due to an bonus and dues & subscriptions increase the current quarter. Total expenses, before allocations for the three months ended September 30, 2021, were $183, an increase of $11, or 6%, compared to $172 in the prior year period. The increase was primarily due to the factors discussed above.

For the nine months ended September 30, 2021, research and development expense was $436, a decrease of $10, or 2%, compared to research and development expense of $446 in the prior year period. The most significant factors in the decrease include a decrease in professional services expense and other overhead expense, including outside engineering offset by a reduction in allocated engineering expense to cost of sales. Total expenses, before allocations to cost of sales, for the nine months ended September 30, 2021, were $528, a decrease of $18, or 3%, compared to $545 in the prior year period. The decrease in total engineering expense is primarily due to the factors discussed for the three month period above.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Sales and Marketing Expense

For the three months ended September 30, 2021, sales and marketing expense was $15, an increase of $5, or 50%, compared to sales and marketing expense of $10 in the prior year period. For the nine months ended September 30, 2021, sales and marketing expense was $86, an increase of $24, or 39%, compared to sales and marketing expense of $62 in the prior year period. These increase was primarily attributable to an increase in commissions due to the increase in revenue compared to the prior year periods.

General and Administrative Expense

For the three months ended September 30, 2021, general and administrative expense was $130, a decrease of $268 or 67%, compared to general and administrative expense of $397 in the prior year period. The decrease was primarily due to $288 in stock based compensation expense recorded in the prior year partially offset by decreases in other general overhead expenses.

For the nine months ended September 30, 2021, general and administrative expense was $446, a decrease of $370, or 45%, compared to general and administrative expense of $816 in the prior year period. The decrease in total general and administrative expense is primarily due to the factors discussed for the three month period above.

Other Income and Expense, net

For the three and nine months ended September 30, 2021, other income was $125, respectively, a decrease of $248 and $300, respectively, compared to other income of $373 and $425 for the three and nine months ended September 30, 2020. The decrease in other income and expense is due primarily to the forgiveness of the $125 loan plus accrued interest in September 2021 related to the Paycheck Protection Program, compared to $373 and $425, respectively, of accounts payable forgiveness during the three and nine months ended September 30, 2020. Such accounts payable forgiveness during the three and nine months ended September 30, 2020 was generated in conjunction with cash payments of approximately $287. Other income for the three and nine months ended June 30 2019 also included the collection of $14 of accounts receivable written off in the prior year.

For the three months ended September 30, 2021, interest expense was $85, an increase of $3, or 4% compared to interest expense of $82 in the prior year period. For the nine months ended September 30, 2021, interest expense was $244, an increase of $23, or 10%, compared to interest expense of $221 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the three and nine months ended September 30, 2021 compared to the prior year period.

Amortization of debt discount was $0 for the three and nine month periods ended September 30, 2021 compared to $1 and $1 in the same periods of the prior year, respectively. The debt discount was fully amortized by December 31, 2020.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Liquidity and Capital Resources

At September 30, 2021, cash and cash equivalents totaled $108, compared to cash and cash equivalents of $26 at December 31, 2020. Net cash provided by operating activities was $62. Cash of $23 was provided by financing activities, offset by $3 used in investing activities. At September 30, 2021, total current assets were $248, compared to total current assets of $136 at December 31, 2020. At September 30, 2021, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $108.

At September 30, 2021, accounts receivable, net was $128, an increase of $28, or 28%, compared to accounts receivable, net of $100 at December 31, 2020. The increase is due primarily to the timing of billings and collections during the nine months ended September 30, 2021.

At September 30, 2021, prepaid expenses and other current assets were $12, an increase of $2, or 20%, compared to prepaid expenses and other current assets of $10 at December 31, 2020. The increase is due primarily to an increase of prepaids associated with engineering activities during the period.

At September 30, 2021, accounts payable was $402, an increase of $49, or 14%, compared to accounts payable of $353 at December 31, 2020. The increase is due primarily to an increase in outstating trade payables for professional services.

At September 30, 2021, accrued compensation was $77, a decrease of $5, or 6%, compared to accrued compensation of $82 at December 31, 2020. The decrease is due primarily to a decrease in accrued vacation expense. Other accrued liabilities were $1,381, an increase of $240, or 21%, from $1,141 at December 31, 2020 due primarily to the accrual of interest on the Company’s short –term debt and deferred professional services.

At September 30, 2021, deferred revenue was $339, an increase of $124, or 58%, compared to deferred revenue of $215 at December 31, 2020. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

At September 30, 2021, total current liabilities were $5,358, an increase of $353, or 7%, compared to total current liabilities of $5,005 at December 31, 2020.

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

(In thousands, except per share amounts)

FORM 10-Q

Liquidity and Capital Resources (continued)

In July 2021, the Company received $10,000 in cash from an affiliate as an advance against certain accounts receivable. The company accrued a 5% advance fee and recorded $500 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advance plus the 5% fee.

In August and September 2021, the Company received $50,000 and $36,000, respectively in cash from an affiliate as advances against certain accounts receivable. The company accrued a 5% advance fees in August and September 2021, and recorded $4 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advances plus the 5% fee.

In September 2021 the Company received notification that the loan related to the Paycheck Protection Program had been forgiven in full. The Company record $125 of other income on the Statement of Operations related to the forgiveness of the debt plus accrued interest.

On September 30, 2021 the Company issued a note to an affiliate investor and received $75 in cash. The note bears interest at the rate of 20% per annum and is due upon demand.

The Company incurred $85 and $244, respectively, of interest expense for the three and nine months ended September 30, 2021, of which was $1 and $17, respectively, was paid in cash.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and nine months ended September 30, 2021.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2021 and 2020, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Part II-Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) as filed with the Delaware Secretary of State’s office on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 0-19301).
3.3	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 0-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1, filed December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1, filed December 20, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

Exhibit Number	Document
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

iSign Solutions Inc.

(In thousands, except per share amounts)

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

November 15, 2021	/s/ Michael Engmann
Date	Michael Engmann
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)