Form 10-K
period 2021-12-31
iSign Solutions Inc.
filed 2022-03-31
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of June 30, 2021 was approximately $2,270,381 based on the closing sale price of $0.59 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 31, 2022 was 6,332,736.

DOCUMENTS INCORPORATED BY REFFERENCE

iSign SOLUTIONS INC

Sign’s logo, iSign®, InkTools® SIGVIEW®, Sign-it®, INKshrINK®, SignatureOne®, Ceremony®, Signed, Sealed, Delivered® and The Power To Sign Online® are registered trademarks of the Company. The Company intends to register its trademarks generally in those jurisdictions where significant marketing of its products will be undertaken in the foreseeable future.

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

For the year ended December 31, 2021, total revenue was $1,078, an increase of $112, or 12%, compared to total revenue of $966 in the prior year. For the year ended December 31, 2021, software product revenue was $373, an increase of $126, or 51%, compared to product revenue of $247 in the prior year. Maintenance revenue for the year ended December 31, 2021 was $705, a decrease of $14, or -2%, compared to maintenance revenue of $719 in the prior year. The increase in product revenue is due to enhancements to the products through engineering services while the decrease in maintenance is due to the change by one customer to a maintenance contract on a time and material basis rather than an annual basis.

For the year ended December 31, 2021, the net loss was $486, a decrease of $42, or 8%, compared to a net loss of $528 in the prior year. For the year ended December 31, 2021, non-cash charges, consisting of interest expense, warrant expense and the amortization of debt discount were $349, an increase of $46, or 15%, compared to $309 in the prior year. For the year ended December 31, 2021, operating expenses were $1,339, a decrease of $280, or 17%, compared to operating expenses of $1,619 for the prior year. The decrease in operating expenses resulted from reductions in the amortization of stock based compensation and professional service expenses.

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

iSign® Toolkits	The iSign® suite of application development tools for electronic signature capture, encryption and verification in custom applications and web-based processes captures and analyzes the image, speed, stroke sequence and acceleration of a person’s handwritten electronic signature. This capability offers an effective and inexpensive solution for immediate authentication of handwritten signatures. iSign® toolkits also store certain forensic elements of an electronic signature for use in determining whether a person’s electronic signature is legally valid. They also include software libraries for industry standard encryption and hashing to protect a user’s signature, as well as the data captured in the Ceremony® process.

Products and upgrades that were introduced and first deployed in 2020 include the following:

iSign Enterprise	7.5.7
iSign Enterprise	7.5.8
iSign Enterprise	7.5.9
iSign Enterprise	7.6.2
iSign Enterprise	6.6.25
iSign Enterprise	7.6.3
iSign Enterprise	7.6.4
iSign Enterprise	7.6.5
iSign Enterprise	7.7
iSign Enterprise	7.8
iSign Enterprise	7.9
iSign Enterprise	7.9.1
iSign Enterprise	7.8.1
iSign Enterprise	7. 10
iSign Enterprise	6.6.26
iSign Enterprise	7.8.2
Sign-it for Acrobat	10.8

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

We believe that our software technologies, platforms and products are now competitive and our research and development activities will remain at the core of our operations, we intend, going forward, to continue to invest a portion of our resources in sales and marketing activities.

Our research and development expense was $547 for the year ended December 31, 2021 and $578 for the year ended December 31, 2020.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Three customers, as described in Note 2 to the Consolidated Financial statements, accounted for 19%, 25%, and 38%, respectively, of total revenue for the year ended December 31, 2021.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $196 and $215 at December 31, 2021 and 2020, respectively, representing advanced payments on product and service maintenance agreements. One customer decided to convert their December 2020 renewal of a $94 annual maintenance contract to a maintenance contract on a time and materials basis in 2021.

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

Employees

As of December 31, 2021, the Company employed five full-time employees, one part time employee and seven independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements. We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2021 and 2020, sales in the United States as a percentage of total sales was 62% and 75%, respectively. At December 31, 2021 and 2020, long-lived assets located in the United States were $10 and $10, respectively. There were no long-lived assets located elsewhere as of December 31, 2021 and 2020.

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

		Sale Price Per Share
Year	Period	High	Low

2020	First Quarter	$0.51	$0.31
	Second Quarter	$0.40	$0.29
	Third Quarter	$0.50	$0.30
	Fourth Quarter	$0.44	$0.20
2021	First Quarter	$0.51	$0.32
	Second Quarter	$0.59	$0.34
	Third Quarter	$2.49	$0.43
	Fourth Quarter	$2.30	$1.22

Holders

As of March 20, 2022, there were approximately 124 holders of record of our Common Stock.

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

Item 6. [Reserved]

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2021, the net loss aggregated approximately $1,014, and at December 31, 2021, the Company’s accumulated deficit was approximately $135,689.

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

For the year ended December 31, 2021, total revenue was $1,078, an increase of $112, or 12%, compared to total revenue of $966 in the prior year. For the year ended December 31, 2020, software product revenue was $373, an increase of $126, or 51%, compared to product revenue of $247 in the prior year. Maintenance revenue for the year ended December 31, 2021 was $705, a decrease of $14, or 2%, compared to maintenance revenue of $719 in the prior year. The increase in product revenue is due to enhancements to the products through engineering services while the decrease in maintenance is due to the change by one customer to a maintenance contract on a time and material basis rather than an annual basis.

For the year ended December 31, 2021, operating expenses were $1,339, a decrease of $280, or 17%, compared to operating expenses of $1,619 in the prior year. The decrease in operating expenses resulted from reductions in the amortization of stock based compensation and professional service expenses. For the year ended December 31, 2021, the loss from operations was $261, a decrease of $392, or 60%, compared to a loss from operations of $653 in the prior year.

On May 6, 2020, the Company received loan proceeds in the amount of approximately $123 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provided for loans, with an interest rate of 1%, to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest would be forgiven after a period of either eight or twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company use of the loan proceeds met the conditions for forgiveness and the Company applied for full loan and interest forgiveness. In September 2021 the Company received notification that the loan related to the Paycheck Protection Program had been forgiven in full and the Company record $125 in other income on the Statement of Operations related to the forgiveness of the debt plus accrued interest.

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

In November 2021, the Company received $100 in cash and issued notes aggregating $100 to a related and an unrelated party. The notes bear interest at the rate of 20% per annum and are due upon demand following ten calendar days prior written notice starting on March 29, 2022.

In December 2021, the Company received $50 in cash and issued a note aggregating $50 to a related party. The note bears interest at the rate of 20% per annum and is due upon demand following ten calendar days prior written notice starting on March 29, 2022.

In December the Company repaid $56 and $10 of accounts receivable advances to two related parties, respectively. In addition the Company paid the 5% accounts receivable advance fees, to the related parties.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2021, the Company recognized $215 of revenue that was included in deferred revenue at the beginning of the period.

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

Net Operating Loss Carry-forwards: Utilization of the Company’s net operating losses may be subject to an annual limitation due to the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions. As a result, a portion of the Company’s net operating loss carry-forwards may not be available to offset future taxable income. The Company has provided a full valuation allowance for deferred tax assets at December 31, 2021 of approximately $14,498 based upon the Company’s history of losses.

Segments: The Company reports its financial results in one segment.

Results of Operations – Years Ended December 31, 2021 and December 31, 2020

Revenue

For the year ended December 31, 2021, total revenue was $1,078, an increase of $112, or 12%, compared to total revenue of $966 in the prior year. For the year ended December 31, 2021, software product revenue was $373, an increase of $126, or 51%, compared to product revenue of $247 in the prior year. Maintenance revenue for the year ended December 31, 2021, was $705, a decrease of $14, or 2%, compared to maintenance revenue of $719 in the prior year. The increase in product revenue is primarily attributable to the increase in engineering service revenue. The decrease in maintenance revenue is primarily attributable to existing customers renewing maintenance contracts at higher price points.

Cost of Sales

For the year ended December 31, 2021, cost of sales was $134, a decrease of $12, or 8%, compared to cost of sales of $146 in the prior year. The decrease was primarily due to a decrease in direct engineering costs associated with the mix of engineering service and software product revenue during the year ended December 31, 2021 compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2021, research and development expenses were $547, a decrease of $31, or 5%, compared to research and development expenses of $578 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. The most significant factors contributing to the decrease in research and development expenses was a decrease in stock option compensation expense, a reduction in outside engineering expense and the reduction in allocated facilities expenses. The reductions were enhanced by an increase in direct labor transfers to cost of sales due to the increase in engineering service revenue. For the year ended December 31, 2021, total research and development expenses before IT and cost of sales allocations were $692, a decrease of $31, or 4%, compared to $723 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2021, sales and marketing expenses were $96, a decrease of $13, or 16%, compared to sales and marketing expenses of $83 in the prior year. The decrease was primarily attributable to a decrease in the sales of commissionable customer accounts.

General and Administrative Expenses

For the year ended December 31, 2021, administrative expenses were $562, a decrease of $250, or 31%, compared to administrative expenses of $812 in the prior year. The decrease was due to a decrease in stock related compensation expense of $210 and accounting and auditing fees of $57 compared to the prior year period. The decreases were offset by increases in other overhead

Other Income (Expense), Net

Other income (expense), net, for the year ended December 31, 2021, was $125, a decrease of $310, or 71%, compared to income of $435 in the prior year. The decrease in other income and expense is due primarily to the forgiveness in the prior year of $435 of negotiated settlements of accounts payable compared to the forgiveness of the paycheck protection program amount of $125.

Interest Expense

For the year ended December 31, 2021, related party interest expense was $127, an increase of $23, or 22%, compared to related party interest expense of $104 in the prior year. For the year ended December 31, 2021, other interest expense was $222, an increase of $20, or 10%, compared to other interest expense of $202 in the prior year. The increase in interest expense is primarily due to the increase in borrowings and interest associated with increases in foreign revenues compared to the prior year period.

For the year ended December 31, 2021, the Company recorded $0 in debt discount amortization associated with its short-term borrowings. For the year ended December 31, 2020, the Company recorded $3 in debt discount amortization associated with its short-term borrowings, $1 of which is attributable to related parties and $2 of which is attributable to other investors. As of December 31, 2020 the entire amount of debt discount has been fully amortized.

The due date of the notes was extended again in November 2021 to December 31, 2022.

Liquidity and Capital Resources

At December 31, 2021, cash and cash equivalents totaled $40, compared to cash and cash equivalents of $26 at December 31, 2020. Net cash used by operating activities was $89. Cash of $107 was provided by financing activities, offset by $4 used in investing activities. At December 31, 2021, total current assets were $186, compared to total current assets of $136 at December 31, 2020. At December 31, 2021, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $40.

Accounts receivable were $124 at December 31, 2021, an increase of $24, or 24%, compared to accounts receivable of $100 at December 31, 2020. The increase in accounts receivable is primarily attributable to an increase in orders billed in the fourth quarter ended December 31, 2021 compared to the prior year.

Prepaid expenses and other current assets were $22 at December 31, 2021, an increase of $12, or 120%, compared to prepaid expenses and other current assets of $10 at December 31, 2020. The increase was primarily due to the increase in prepaid insurance and a prepayment of future credit card expense.

Short-term debt was $3,024 at December 31, 2021, an increase of $29, or 1%, compared to $2,995 in the prior year. See financing transactions below. Short term debt includes principal amount on notes for $2,724, accounts receivable advances of $255, and a vendor note of $45. The PPP loan was of $123 was forgiven in September 2021. The Company negotiated an extension of the due date of the notes to December 31, 2022.

Accounts payable were $378 at December 31, 2021, an increase of $25, or 7%, compared to $353 at December 31, 2020. The increase is due primarily to an increases in professional services compared to the prior year.

Accrued compensation was $69 at December 31, 2021, a decrease of $13 or 16%, compared to $82 at December 31, 2020. The decrease was due primarily to reduction in accrued but unpaid vacation expense. There was no change in the amount of deferred compensation of $219 at December 31, 2021 compared to the prior year. The deferred compensation amount represents amounts owed to former employees.

Other accrued liabilities including the long term portion were $2,096 at December 31, 2021, compared to $1,879 at December 31, 2020, an increase of 217, or 12%. The increase is primarily attributable to the accrual of certain franchise taxes and professional service fees. The increase was offset by $280 conversion of long-term professional service fees owed to SG Phoenix into 560 shares of common stock by an affiliate of the company.

Deferred revenue was $196 at December 31, 2021, a decrease of $19, or 9%, compared to deferred revenue, of $215 at December 31, 2020. The decrease is primarily due to one customer renewing their maintenance contract on a time and material basis rather than an annual bases. The Company records deferred maintenance when the billing is collected.

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

In December 2021, the Company re-paid $66 in Accounts Receivable Advances and $3 in accrued but unpaid 5% advance fees to two related parties.

Debt:

On February 28, 2021, the Company issued an aggregate of $75 in unsecured notes, $30 to related parties and $45 to other investors. The Company received $15 in cash and $15 in exchange for an account receivable advance, received in the prior year, from related parties, and $45 in cash from other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

In June 2021, the Company paid the first installment in the amount of $40 plus accrued interest of $5 of a note entered into associated with a settlement agreement dated July 1, 2020 with one of its vendors. The remaining $90 plus interest at the rate of 4% per annum is due in two installments, June of 2022 and June of 2023.

In August 2021 the Company applied for full loan and interest forgiveness of its PPP loan. In September 2021 the Company received notification that the PPP had been forgiven in full and the Company record $125 in other income on the Statement of Operations related to the forgiveness of the debt plus accrued interest.

In September 2021 the Company received notification that the loan related to the Paycheck Protection Program had been forgiven in full. The Company record $125 of other income on the Statement of Operations related to the forgiveness of the debt plus accrued interest.

On September 30, 2021 the Company issued a note to one an affiliate investor and received $75 in cash. The note bears interest at the rate of 20% per annum and is due upon demand following ten calendar days prior written notice starting on January 1, 2022.

In November 2021, the Company received $100 in cash and issued two notes in the amount of $50 each to a related and an unrelated party. The notes bear interest at the rate of 20% per annum and are due upon demand following ten calendar days prior written notice starting on March 29, 2022.

In December 2021, the Company received $50 in cash and issued a note aggregating $50 to a related party. The note bears interest at the rate of 20% per annum and is due upon demand following ten calendar days prior written notice starting on March 29, 2022.

Contractual Obligations

The Company had no material commitments as of December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements for the years ended December 31, 2021 and 2020, and for each of the years in the two-year period ended December 31, 2021, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Management believes that the identified weaknesses have not affected our ability to present GAAP-compliant financial statements in this Form 10-K. During the year-end financial statement close the Company was able to adjust its financial records to properly present its financial statements and we were therefore able to present GAAP-compliant financial statements. Management does not believe that its weakness with respect to its procedures and controls have had a pervasive effect upon our financial reporting due to our ability to make the necessary reconciling adjustments to our financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	82	Co-Chairman and Chief Executive Officer
Michael Engmann	73	Co-Chairman and Chief Operating & Financial Officer
Andrea Goren	54	Director
Francis J. Elenio	55	Director
Stanley Gilbert	82	Director
Jeffrey Holtmeier	63	Director
David E. Welch	74	Director

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

Michael Engmann has served as the Company’s CFO since July 2021, Co-Chairman since October 2015, and as the Company’s Chief Operating Officer since May 2017. Mr. Engmann is Chairman of Engmann Options, a family trading and investment holding company and has served in that capacity since 1978. Mr. Engmann has approximately 40 years of experience in building successful financial service companies. He began his career as a trader and was one of the early market-makers in the Pacific Stock Exchange’s options program. He (i) founded, in 1980, Sage Clearing Corporation, a stock and options clearing company for professional traders, which was sold to ABN Amro Inc. in 1988, (ii) founded, in 1982, Preferred Trade, Inc., a broker-dealer providing research and trade execution services, which was sold to Fimat in May 2005, and (iii) acquired in 2001 Revere Data LLC, a global financial and market data company, which was sold to Factset in2013. Mr. Engmann’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience.

Andrea Goren has served as a director since August 2010. Mr. Goren held the office of the Company’s Chief Financial Officer from December 2010 to June of 2021. Mr. Goren is was named Chief Financial Officer of INVO Bioscience, Inc. (NASDAQ: INVO), a medical device company, in June 2021 and is a Managing Director of SG Phoenix LLC, a private equity firm, since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company’s largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren was a director of Xplore Technologies Corp. (NASDAQ: XPLR) from December 2004 to July 2018, and a director of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in over 20 years of private equity investing and his extensive experience working with management teams and boards of directors.

Francis J. Elenio has served as a director since November 2015, after having served as a director of the Company from August 2010 to October 2011. Since November 2005, Mr. Elenio has served as Managing Director of Reeff Consulting LLC, a financial and business advisory firm providing outsourced accounting and consulting services for start-up to midsized companies. Mr. Elenio has over 25 years of experience working with corporations as a strategic, solution-driven professional focused on finance and accounting, operations and turn-around management. Mr. Elenio has served at the CFO level at numerous public and private companies, including Wilshire Enterprises, Inc., a real estate investment and management company, Web Collage, Inc., an internet content integrator for manufacturers, Go America, Inc., a wireless internet service provider and Roomlinx, Inc., a provider of wireless high speed internet access to hotels and conference centers. Mr. Elenio is a CPA and received an MBA. Since September 2007, Mr. Elenio has also been an Adjunct Professor of Finance at Seton Hall University. Mr. Elenio serves on the Company’s audit committee. Mr. Elenio’s qualifications to serve on the Board of Directors and Audit Committee include his experience as a CFO working with technology companies like iSign.

Stanley L. Gilbert has served as a director since October 2011. Mr. Gilbert has more than 56 years of experience as a lawyer with primary specialties in wills, trusts, estate planning and administration, as well as tax planning. Mr. Gilbert is Founder, and, has been President of Stanley L. Gilbert PC since 1982. Mr. Gilbert has also been a partner of a number of law firms, including Nager Korobow, Bell Kallnick Klee and Green, and Migdal Pollack Rosenkrantz and Sherman. Mr. Gilbert has served as a Director of Planned Giving at Columbia University Medical Center’s Nathaniel Wharton Fund, which supports a broad variety of projects in basic research, clinical care and teaching since 2001. Mr. Gilbert was elected by a majority of iSign’s Series B Preferred Stock and Series C Preferred stockholders voting together as a separate class on an as converted to Common Stock basis, and serves on iSign’s audit and compensation committees. Mr. Gilbert’s qualifications to serve on the Board of Directors include his significant tax and accounting expertise acquired through his years of practicing law.

Jeffrey Holtmeier has served as a director since August 2011. Jeff has more than 30 years of successful entrepreneurial track record and was awarded the coveted USA Today/NASDAQ/Ernst & Young Entrepreneur of the Year honor and was a finalist for the International Business Award. Jeff also has deep boardroom experience as a result of service on the Boards of Directors of several U.S. and Chinese companies, both public and private. He is also a significant contributor in the non-profit world in his local community, with over thirty years of board leadership and service for programs addressing homelessness and people with special needs.

David E. Welch has served as a director since March 2004. From July 2002 to present Mr. Welch has been the principal of David E. Welch Consulting, a financial consulting firm. Mr. Welch has also been Vice President of Operations at Vertex Innovations, Inc., from June 2015 to April 2017. Mr. Welch was Vice President and Chief Financial Officer of American Millennium Corporation, Inc., a provider of satellite-based asset tracking and reporting equipment, from April 2004 to September 2014. Mr. Welch was Vice President and Chief Financial Officer of Active Link Communications, a manufacturer of telecommunications equipment, from 1999 to 2002. Mr. Welch has held positions as Director of Management Information Systems and Chief Information Officer with Micromedex, Inc. and Language Management International from 1995 through 1998. Mr. Welch other directorships have been with Aspen Bio Pharma, Inc., from 2004 to 2017, Pepper Ball Technologies, Inc. from January 2007 to January 2009 and Advanced Nutraceuticals, Inc., from 2003 to 2006. Mr. Welch is a Certified Public Accountant licensed in the state of Colorado. He serves on iSign’s audit and compensation committees. Mr. Welch’s qualifications to serve on the Board of Directors include his significant accounting and financial expertise.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company’s securities. These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. The following individuals Section 16 filings of Form 4’s dated June 28, 2021 was not timely filed for the year ended December 31, 2020: Mr. Sassower.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower,	2021	–	(1)	–	–	$25,926	–	–	–	$25,926
Co-Chairman and CEO	2020	–	(1)	–	–	–	–	–	–	–
Michael Engmann,	2021	–	(2)	–	–	$25,926	–	–	–	$25,926
President and COO	2020	–	(2)	–	–	–	–	–	–	–
Andrea Goren,	2021	–	(3)	–	–	$25,926	–	–	–	$25,926
CFO	2020	–	(3)	–	–	–	–	–	–	–

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no salary compensation.

2.	Mr. Engmann was appointed Chief Financial Officer on June of 2021 and President and Chief Operating Officer on May 15, 2017. Mr. Engmann receives no salary compensation from the Company.

3.	Mr. Goren resigned as Chief Financial Officer in June of 2021. Mr. Goren received no compensation from the Company.

4.	The amounts, if any, provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes.

Mr. Engmann is retained by the Company without an agreement. Mr. Engmann’s service as Chief Financial Officer and Co-Chairman and Chief Operating Officer is month to month. Mr. Engmann is currently entitled to receive a cash sum payment of $6,500 per month. The Company has agreed to pay Mr. Engmann for reasonable and documented out of pocket expenses incurred for Services rendered by him, as long as he obtains written approval of the Company prior to incurring any significant expense.

Mr. Goren and Mr. Sassower are retained by the Company through an Advisory Services Agreement (the “SGP Agreement”) with SG Phoenix LLC (“SGP”). Mr. Goren and Mr. Sassower are managing members of SGP. The initial term of the SGP Agreement was two years and it automatically renews for additional one year periods upon the same terms and conditions unless either party notifies the other in writing of its intent to terminate at least 90 days prior to the then-current term. SGP currently is entitled to receive a cash sum payment of $6,500 (“SGP Fee”) per month. In addition, SGP is eligible for, but not entitled to receive, an annual cash performance fee of up to thirty-five percent (35%) of the SGP Fee during a given year or prorated portion thereof. Such performance fee, if any, would be awarded based upon the sole discretion of the Company’s Board of Directors. No performance fee was paid to SGP in 2020. Under the SGP Agreement, SGP furnishes, at its own expense, all materials and equipment necessary to carry out the terms of the SGP Agreement. The Company has agreed to pay SGP for reasonable and documented out of pocket expenses incurred for services rendered by SGP during the term of the SGP Agreement, as long as SGP obtains written approval of the Company prior to incurring any significant expense.

Outstanding Equity Awards at December 31, 2021

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Co-Chairman and CEO	108,000	(1)	26,990	$0.78	8/9/2025
	25,014	(2)	34,986	$0.50	8/10/2027

Michael Engmann, President and COO	98,000	(3)	—	$0.78	8/9/2025
	25,014	(4)	34,986	$0.50	8/10/2027

Andrea Goren, Chief Financial Officer	126,000	(5)	—	$0.78	8/9/2025
	25,014	(6)	34,986	$0.50	8/10/2027

(1)	Mr. Sassower’s 108,000 options were issued on August 9, 2018. The options have a seven year life and vest quarterly over three years.

(2)	Mr. Sassower’s 60,000 options were issued on August 11, 2020. The options have a seven year life and vest quarterly over three years.

(3)	Mr. Engmann’s 98,000 options were issued on August 9, 2018. The options have a seven year life and vest quarterly over three years.

(4)	Mr. Engmann’s 60,000 options were issued on August 11, 2020. The options have a seven year life and vest quarterly over three years.

(5)	Mr. Goren’s 126,000 options were issued on August 9, 2018. The options have a seven year life and vest quarterly over three years.

(6)	Mr. Goren’s 60,000 options were issued on August 11, 2020. The options have a seven year life and vest quarterly over three years.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2021 and 2020.

Director Compensation

The non-employee directors of the Company’s received no compensation for the year ended December 31, 2020:

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 21, 2021, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading “Executive Compensation” and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o iSign Solutions, Inc., 2033 Gateway Place, Suite 659, San Jose California 95110-1413. The amounts are not stated in thousands.

	Common Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)
Philip S. Sassower (2)	1,908,974	29.4%
Andrea Goren (3)	1,524,716	22.58%
Stanley Gilbert (4)	159,725	2.50%
Jeffrey Holtmeier (5)	51,131	*
David E. Welch (6)	48,270	*
Michael W. Engmann (7)	858,779	12.91%
Francis Elenio (8)	46,670	*
All directors and executive officers as a group (7 persons) (9)	3,525,825	47.69
5% Shareholders
Phoenix Venture Fund LLC (10)	1,072,440	16.91%

*	Less than 1%.

1.	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 21, 2021. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 21, 2021 or securities convertible into Common Stock within 60 days of March 21, 2021 are deemed outstanding and held by the holder of such shares of Common Stock, options and warrants for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on shares of Common Stock. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of all outstanding options and warrants into shares of Common Stock.

2.	Represents (a) 1,765,964 shares of Common Stock, (b) 143,010 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021 (see table below for details), including securities beneficially owned by SG Phoenix LLC, Phoenix Ventures LLC and Phoenix Enterprises Family Fund LLC. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Philip Sassower	SG Phoenix LLC	Phoenix Ventures, LLC	Phoenix Enterprise Family Fund LLC	Total
Common shares	687,541	230,789	841,651	5,983	1,765,964
Stock Options	143,010	—	—	—	143,010
Total	830,551	230,789	841,651	5,983	1,908,974

3.	Represents (a) 1,113,706 shares of Common Stock, (b) 161,010 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021, and (b) 250,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 20, 2021 (see table below for details), including securities beneficially owned by Andax LLC, SG Phoenix LLC, Phoenix Ventures LLC, and Mr. Goren. Please see footnote 11 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix LLC	Phoenix Ventures, LLC	Total
Common shares	38	41,228	230,789	841,651	1,113,706
Stock Options	161,010	—	—	—	161,010
Warrants	250,000	—	—	—	250,000
Total	411,048	41,228	230,789	841,651	1,524,716

4.	Represents (a) 112,255 shares of Common Stock, and (b) 47,470 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021 (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Galaxy LLC	Mrs. Gilbert	Total
Common shares	109,111	1,426	1,718	112,255
Stock options	47,470	—	—	47,470
Total	156,581	1,426	1,718	159,725

5.	Represents (a) 3,662 shares of Common Stock and (b) 47,470 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021. As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

6.	Represents 48,270 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021.

7.	Represents (a) 550,769 shares of Common Stock beneficially owned by Mr. Engmann, (b) 133,010 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021 and (c) an aggregate of 175,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2021 beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common shares	430,749	119,026	994	550,769
Stock Options	133,010	—	—	133,010
Warrants	175,000		—	175,000
Total	738,759	119,026	994	858,779

8.	Represents 46,670 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2020.

9.	Includes (a) 2,473,915 shares of Common Stock beneficially owned, (b) 626,910 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 20, 2021 and (c) an aggregate of 425,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2021. The aforementioned includes 1,072,440 shares of Common Stock beneficially owned by Phoenix. Please see footnote 10 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein.

10.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix LLC	Total
Common shares	841,651	230,789	1,072,440

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2011 Stock Compensation Plan (1)	1,337,936	$0.86	412,014

1.	There are 1,000 shares held in the 2011 Stock Compensation Plan not approved by the Security holders

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

Related Party Transactions

Phoenix is the beneficial owner of approximately 16.9% of the Common Stock of the Company when calculated in accordance with Rule 13d-3

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

In June 2021, the Company, with approval of the Board of Directors, reallocated all of the $560,000 of accrued compensation owed to SG Phoenix in equal parts to Mr. Sassower and Mr. Goren, according to their respective ownership in SG Phoenix. Mr. Sassower settled $280,000 of Accrued Long-term deferred salary allocated to him into 560,000 shares of the Company’s Common Stock at a price of $0.50 per share, which was substantially above the then current market price of the company’s common stock.

In July 2021, the Company received $10,000 in cash from an affiliate as an advance against certain accounts receivable. The company accrued a 5% advance fee and recorded $0.5 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advance plus the 5% fee.

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

In December 2021, the Company re-paid $66 in Accounts Receivable Advances and $3 in accrued but unpaid 5% advance fees to two related parties.

There were no stock option grants to affiliates of the Company during the twelve months ended December 31, 2021.

Debt discount amortization associated with the Company’s indebtedness for the years ended December 31, 2021 and 2020, was $0 and $3, respectively, of which $1 and $10, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2020 and 2019, was $306 and $268, respectively, of which $104 and $74, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. M&K, PLLC has been the Company’s auditors since June 2020. Armanino LLP was the Company’s auditors since from August 2014. During fiscal years 2021 and 2020, the fees for audit and other services performed by M&K PLLC and Armanino LLP for the Company were as follows:

	M&K PLLC			Armanino LLP
Nature of Service	2021	2020		2021	2020
Audit Fees	$9,000	$6,000.00	38%	$—	$66,000.00	74%
Audit-related Fees	$15,000	$10,000.00	62%	$3,775.00	$9,000.00	10%
Tax Fees	$—	$—	—%	$14,500.00	$8,655.00	10%
All Other Fees	$—	$—	—%	$1,795.00	$5,241.24	6%
Total	$24,000	$16,000.00	100%	$20,070.00	$88,896.24	100%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

●	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 000-19301).
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.

Exhibit Number	Document
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company's Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company's Current Report on Form 8-K filed May 16, 2016.

Exhibit Number	Document
3.37	Certificate of Amendment to the Company's Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company's Current Report on Form 8-K filed May 16, 2016.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
*4.28	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.24	Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 3, 2004.
10.25	Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed on November 3, 2004.

Exhibit Number	Document
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on August 12, 2006.
10.27	Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on August 12, 2006.
†††10.28	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A filed on September 15, 2005.
10.36	Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on February 5, 2007.
10.37	Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on February 5, 2007.
10.38	Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 15, 2007.
10.39	Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on June 15, 2007.
10.40	Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on June 15, 2007.
10.41	Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 27, 2007.
†10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 31, 2007.
10.43	Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.45	Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.46	Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.47	Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.48	Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.57	Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.
10.58	Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.
10.59	Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.60	Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.

Exhibit Number	Document
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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

iSign Solutions Inc.

By:	/s/ Michael Engmann
Michael Engmann
(Principal Financial Officer and Officer Duly Authorized to
Sign on Behalf of the Registrant)

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2022.

Date	Signature	Title

March 31, 2022	/s/ Philip S. Sassower	Co-Chairman and Chief Executive Officer
	Philip S. Sassower	(Principal Executive Officer)

March 31, 2022	/s/ Michael Engmann	Co-Chairman, Chief Operating Officer, and
	Michael Engmann	Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2022	/s/ Andrea Goren	Director
Andrea Goren

March 31, 2022	/s/ Francis J. Elenio	Director
Francis J. Elenio

March 31, 2022	/s/ Stanly Gilbert	Director
Stanley Gilbert

March 31, 2022	/s/ Jeffrey Holtmeier	Director
Jeffrey Holtmeier

March 31, 2022	/s/ David Welch	Director
David Welch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of iSign Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSign Solutions, Inc. (the Company) as of December 31, 2021, and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

March 31, 2022

Auditor Name: M&K CPAS, PLLC

Auditor Firm ID: 2738

Auditor Location: Houston, Texas

iSign Solutions Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	40	$26
Accounts receivable, net of allowance of $0 and $0 at December 31, 2021 and 2020, respectively	124	100
Prepaid expenses and other current assets	22	10
Total current assets	186	136
Property and equipment, net	5	5
Other assets	5	5

Total assets	$196	$146

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$378	$353
Short–term debt - related party	1,002	1,065
Short-term debt – other	2,022	1,807
Short-term debt – Paycheck Protection Program	—	123
Accrued compensation	69	82
Deferred compensation	219	219
Other accrued liabilities	1,488	1,141
Deferred revenue	196	215
Total current liabilities	5,374	5,005

Long-term debt – other	45	90
Other long-term liabilities	608	738

Total liabilities	6,027	5,833

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,322 and 5,762 shares issued and outstanding at December 31, 2021 and 2020, respectively	63	58
Treasury shares, 5 at December 31, 2021and December 31, 2020, respectively	(325)	(325)
Additional paid-in-capital	130,120	129,783
Accumulated deficit	(135,689)	(135,203)
Total stockholders’ deficit	(5,831)	(5,687)
Total liabilities and stockholders’ deficit	$196	$146

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Revenue:

Product	$373	$247
Maintenance	705	719
Total revenue	1,078	966
Operating costs and expenses:
Cost of sales:
Product	59	74
Maintenance	75	72
Research and development	547	578
Sales and marketing	96	83
General and administrative	562	812

Total operating costs and expenses	1,339	1,619

Loss from operations	(261)	(653)

Other income, net	125	435
Interest expense:
Related party	(127)	(104)
Other	(222)	(202)
Amortization of debt discount:
Related party	—	(1)
Other	—	(2)
Loss before income tax	(485)	(527)
Income tax expense	(1)	(1)
Net loss	$(486)	$(528)
Basic and diluted loss per common share	$(0.08)	$(0.09)
Weighted average common shares outstanding, basic and diluted	6,048	5,762

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2021	2020

Net loss:	$(486)	$(528)
Other comprehensive income, net of tax	-	-
Foreign currency translation adjustment, net	-	-

Total comprehensive loss	$(486)	$(528)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands)

	Common Shares Outstanding	Common Stock Amount	Treasury Shares Outstanding	Treasury Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2019	5,762	58	5	$(325)	$129,504	$(134,675)	$(5,438)
Stock-based compensation	—	—	—	—	103	—	103
Warrants issued associated with long-term liabilities	—	—	—	—	160	—	160
Warrants issued for services	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(528)	(528)
Balance as of December 31, 2020	5,762	58	5	$(325)	$129,783	$(135,203)	$(5,687)
Stock-based compensation	—	—	—	—	63	—	63
Settlement of deferred salary	560	5	—	—	274	—	279
Net loss	—	—	—	—	—	(486)	(461)
Balance as of December 31, 2021	6,322	63	5	(325)	130,120	(135,689)	(5,831)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(486)	$(528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	3
Amortization of debt discount	-	3
Stock based compensation associated with long-term liabilities	-	160
Warrants issued for services	-	16
Stock-based compensation	63	103
Forgiveness of debt related to accounts payable	-	(435)
Forgiveness of debt related to Paycheck Protection Program plus accrued interest	(125)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(24)	(39)
Prepaid expenses and other current assets	(12)	12
Accounts payable	25	(278)
Accrued compensation	(13)	11
Other accrued liabilities	498	468
Deferred revenue	(19)	(201)
Net cash used in operating activities	(89)	(705)

Cash flows from investing activities: Acquisition of property and equipment	(4)	-
Net cash used in investing activities	(4)	-

Cash flows from financing activities:
Proceeds from issuance of short term debt – related party	175	100
Proceeds from issuance of short term debt – other	95	300
Proceeds from Short-term-debt- Paycheck Protection Program	-	123
Proceeds from advances on accounts receivable – related party	136	123
Proceeds from advances on accounts receivable – other	-	80
Payment of advances on accounts receivable – related party	(199)	—
Payment of advances on accounts receivable – other	(100)	(20)
Net cash provided by financing activities	107	706

Net increase (decrease) in cash and cash equivalents	14	1
Cash and cash equivalents at beginning of period	26	25
Cash and cash equivalents at end of period	$40	$26

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental disclosure of cash flow information:

	2021	2020

Supplementary disclosure of cash flow information
Interest paid	$26	$6
Income taxes paid	$1	$1
Accounts receivable advance converted to convertible note	$15	$-

Non-cash financing and investing transactions
Value of warrants issued	$-	$160
Reclassification of Long-term note to short-term	$45	$-
Long-term deferred compensation settled for Common Stock	$279	$130

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

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2021, the Company’s accumulated deficit was $135,689. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2021, the Company’s cash balance was $40. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2021 and December 31, 2020, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2021 and December 31, 2020, the carrying values of accounts receivable and accounts payable approximated their fair values.

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

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company’s cash and cash equivalents, at December 31, consisted of the following:

	2021	2020
Cash in bank	$40	$26
Cash and cash equivalents	$40	$26

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

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $4 and $3 for the years ended December 31, 2021 and 2020, respectively.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charge was recorded during the years ended December 31, 2021 and 2020, respectively.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2021, the Company recognized $215 of revenue that was included in deferred revenue at the beginning of the period.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. There were no advertising expenses for the years ended December 31, 2021 and 2020, respectively.

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

The number of shares of Common Stock subject to outstanding options and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2021	December 31, 2020
Common Stock subject to outstanding options	1,338	1,338
Common Stock subject to outstanding warrants	1,450	3,001
Common stock subject to outstanding convertible debt plus accrued interest	7,443	6,761

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2021 and 2020 were insignificant.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2018, and state tax examinations for years before 2017.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

Recently issued accounting pronouncements:

Accounting Standards Update No. 2021-10, Government Assistance (Topic 832). The amended guidance in this update was issued in November 2021 to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The disclosures about government assistance in the notes to financial statements will provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects for future cash flows. The amendments in update 2021-10 are effective for all entities within its scope for financial statements for annual periods issued beginning after December 15, 2021. Early application of the amendments is permitted.

The Company has evaluated the effects of ASU 2021-10 and do not anticipate it having a material impact to the Company’s financial statements.

Other Accounting Standards Updates issued in 2021 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2021	2020	2021	2020
Customer #1	-	-	− %	10%
Customer #2	-	-	25%	23%
Customer #3	-%	23%	19%	23%
Customer #4	16%	20%	− %	-
Customer #5	83%	57%	38%	25%
Total concentration	99%	100%	82%	81%

The following table summarizes sales concentrations:

	December 31, 2021	December 31, 2020
Sales within the United States	38%	75%
Sales outside of the United States	62%	25%
Total	100%	100%

3.	Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2021	2020
Computer equipment and software	$29	$24
Less accumulated depreciation and amortization	(24)	(19)
	$5	$5

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

4.	Accounts Payable and Other accrued liabilities:

During the year ended December 31, 2020 the Company entered into settlement agreements with several of its vendors whereby the Company paid $150 in cash in settlement of approximately $313 in outstanding accounts payable. The settlement agreements discussed above resulted in gain of $163 recorded as other income in the statement of operations. There werer no such settlement agreement reached during the year ended December 31, 2021.

The Company records other liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services.

The Company had the following other accrued liabilities at December 31:

	2021	2020
Accrued interest	$1,170	$849
Delaware Franchise tax	264	238
Other	54	54
Total	$1,488	$1,141

The Company had the following other long-term accrued liabilities at December 31:

	2021	2020
Management fees	$608	$912
Other long –term liabilities	45	45
Total	$653	$957

5.	Debt:

The table below break down the Company’s debt into its related components as of December 31:

	2021			2020
	Advances	Note Payable	Total	Advances	Note Payable	Total
Short-term debt related party	$30	$972	$1,002	$123	$942	$1,065
Short-term debt other	$225	$1,797	$2,022	$60	$1,747	$1,807
Short-term debt – Paycheck protection Program	$-	$-	$-	$-	$123	$123

Advances:

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

In July 2021, the Company received $10 in cash from an affiliate as an advance against certain accounts receivable. The company accrued a 5% advance fee and recorded $1 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advance plus the 5% fee.

In August and September 2021, the Company received $50 and $36, respectively in cash from an affiliate as advances against certain accounts receivable. The company accrued a 5% advance fees in August and September 2021, and recorded $4 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advances plus the 5% fee.

In December 2021, the Company re-paid $66 in Accounts Receivable Advances and $3 in accrued but unpaid 5% advance fees to two related parties.

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

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

In August 2018, the Company issued secured convertible promissory notes to investors and affiliates of the Company aggregating $341, of which $205 was paid in cash, $75 was exchanged for the remaining advances described above and $61 was in the form of an Original Issue Discount (“OID”) on these amounts. The secured notes are mandatorily convertible into Common Stock at a conversion rate of the lesser of $0.50 per share or the price per shareof Common Stock upon closing a new financing of at least $1,000 in aggregate proceeds.

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

On February 28, 2021, the Company issued an aggregate of $75 in unsecured notes, $30 to related parties and $45 to other investors. The Company received $15 in cash and $15 in exchange for an account receivable advance, received in the prior year, from related parties, and $45 in cash from other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $0.50. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $0.50 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

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

In August 2021 the Company applied for full loan and interest forgiveness of its PPP loan. In September 2021 the Company received notification that the PPP had been forgiven in full and the Company record $125 in other income on the Statement of Operations related to the forgiveness of the debt plus accrued interest.

In September 2021 the Company received notification that the loan related to the Paycheck Protection Program had been forgiven in full. The Company record $125 of other income on the Statement of Operations related to the forgiveness of the debt plus accrued interest.

On September 30, 2021 the Company issued a note to one a related party investor and received $75 in cash. The note bears interest at the rate of 20% per annum and is due upon demand following ten calendar days prior written notice starting on January 1, 2022.

In November 2021, the Company received $100 in cash and issued two notes in the amount of $50 each to a related and an unrelated party. The notes bear interest at the rate of 20% per annum and are due upon demand following ten calendar days prior written notice starting on March 29, 2022.

In December 2021, the Company received $50 in cash and issued a note aggregating $50 to a related party. The note bears interest at the rate of 20% per annum and is due upon demand following ten calendar days prior written notice starting on March 29, 2022.

During the twelve months ended December 31, 2021, the Company accrued $349 of interest expense, $305 associated with the notes, of which $126 was to related parties and $179 was to other investors.

The Company recorded $0 in debt discount amortization for the twelve months ended December 31, 2021 related to the above debt financings.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

6.	Stockholders’ deficit:

Common stock options

At December 31, 2020, the Company has one stock-based employee compensation plan, the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2011 plan under individual plans.

Information with respect to the Stock Compensation Plan at December 31, 2020 is as follows:

2011 Stock Compensation Plan
Shares authorized for issuance	1,750
Option vesting period	Immediate/Quarterly over 3 years
Date adopted by shareholders	November 2011
Option term	7 Years
Options outstanding	1,338
Options exercisable	1,166
Weighted average exercise price	$0.87

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black Scholes Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options.

There were no stock options granted by the Company during 2021. The Company granted 290 stock options during 2020 at a weighted average exercise price of $0.50 per share. The fair value calculations for the stock options granted are based on the following assumptions:

Year Ended December 31, 2020
Risk free interest rate	0.18%
Expected life (years)	6.4
Expected volatility	164.00%
Expected dividends	None
Estimated average forfeiture rate	2.15%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2021 and 2020. There were no stock options exercised during the years ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Research and development	$-	$7
General and administrative	44	73
Director options and consultants	18	23
Stock-based compensation expense included in operating expenses	$63	$103

As of December 31, 2021, there was $24 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.0 years.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2021.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

The summary activity for the Company’s 2011 Stock Compensation Plans is as follows:

	December 31, 2021				December 31, 2020
	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	1,338	$0.87	$1,386		1,077	$1.59	$-
Granted		$-	$-		290	$0.50	$-
Forfeited/ Cancelled		$-	$-		(29)	$23.63	$-

Outstanding at period end	1,338	$0.87	$1,386	3.59	1,338	$0.86	$-	4.97
Options vested and exercisable at period end	1,165	$0.93	$1,143	3.30	957	$0.97	$-	4.75

Weighted average grant-date fair value of options granted during the period	$0.78				$0.43

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per share
$0.01 -$25.00	1,323	3.62	$0.58	1,050	$0.63
$25 – $625	15	0.08	$26.81	27	$38.56
	1,338	3.59	$0.87	1,077	$1.59

A summary of the status of the Company’s non-vested shares as of December 31, 2021 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2020	381	417
Granted		290
Canceled/Forfeited	-	-
Vested	(208)	(326)
Non-vested at December 31, 2021	172	381

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

Common Stock

In June 2021, the Company, with approval of the Board of Directors, reallocated all of the $560,000 of accrued compensation owed to SG Phoenix in equal parts to Mr. Sassower and Mr. Goren, according to their respective ownership in SG Phoenix. Mr. Sassower settled $280,000 of Accrued Long-term deferred salary allocated to him into 560,000 shares of the Company’s Common Stock at a price of $0.50 per share, which was substantially above the then current market price of the company’s common stock.

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

There were no warrants issued by the Company and there were no warrant exercised during the twelve month ended December 31, 2021

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

A summary of the warrant activity is as follows:

	December 31, 2021		December 31, 2020
	Shares	Weighted Average Exercise Price per share	Shares	Weighted Average Exercise Price per share
Outstanding at beginning of period	3,000	$1.52	2,536	$1.52
Issued			$465	$0.50
Expired	1,550		$-	$-
Outstanding at end of period	1,450	$0.50	3,001	$1.37
Exercisable at end of period	1,450	$0.50	3,001	$1.37

A summary of the status of the warrants outstanding as of December 31, 2021 is as follows:

Number of Shares Outstanding and Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price per share
985	0.10	$0.50
465	1.64	$0.50
1,450	0.59	$0.50

As of December 31, 2021, 1,450 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

7.	Related party

Phoenix is the beneficial owner of approximately 16.9% of the Common Stock of the Company when calculated in accordance with Rule 13d-3

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

In June 2021, the Company, with approval of the Board of Directors, reallocated all of the $560 of accrued compensation owed to SG Phoenix in equal parts to Mr. Sassower and Mr. Goren, according to their respective ownership in SG Phoenix. Mr. Sassower settled $280 of Accrued Long-term deferred salary allocated to him into 560,000 shares of the Company’s Common Stock at a price of $0.50 per share, which was substantially above the then current market price of the company’s common stock.

In July 2021, the Company received $10 in cash from an affiliate as an advance against certain accounts receivable. The company accrued a 5% advance fee and recorded $0.5 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advance plus the 5% fee.

In August and September 2021, the Company received $50 and $36, respectively in cash from an affiliate as advances against certain accounts receivable. The company accrued a 5% advance fees in August and September 2021, and recorded $4 as interest expense during the three months ended September 30, 2021. Upon collection of the accounts receivable the Company will repay the advances plus the 5% fee.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

In December 2021, the Company re-paid $66 in Accounts Receivable Advances and $3 in accrued but unpaid 5% advance fees to two related parties.

There were no stock option grants to affiliates of the Company during the twelve months ended December 31, 2021.

8.	Commitments and Contingencies:

Lease commitments

The Company maintains no leases. The Company rents approximately 160 square feet of office space in San Jose California. The office space is on a month to month rental basis and can be surrendered at any time without penalty. Office rent expense was approximately $36 and $36 in 2021 and 2020, respectively.

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

9.	Income taxes:

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2021, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets.

At December 31, 2021, the Company had net operating loss carryforwards of $53,031 for federal income tax purposes which will begin to expire in 2022 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $37,850. These state net operating losses carryforwards will begin to expire in the year 2028 if unused.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

Deferred tax assets and liabilities at December 31 consist of the following:

	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$13,780	$16,281
Accruals and reserves	333	366
Deferred revenue	57	60
Intangibles	130	188
Other, net	198	228
Fixed assets	-	-
Gross tax assets	14,498	17,123
Valuation allowance	(14,498)	(17,123)
Realizable deferred tax asset	-	-

The Company’s provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2021 and December 31, 2020:

The components of the net deferred tax assets and liabilities are as follows:

	2021	2020
Income tax benefit at the federal statutory rate	$(102)	$(142)
State income tax benefit	(33)	(47)
NOL expiration	2,703	-
Prior year true-ups	49	(79)
Permanent items and other	-	4
Tax cuts and Jobs Act Rate Change	9	-
Change in valuation allowance	(2,625)	265
Income tax expense	$1	$1

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no net effect on our provision for the year ended December 31, 2021.

10.	Subsequent events:

On January 11, 2022 the Company received an aggregate of $50 in two demand notes from other investors. The note bear interest at the rate of 20% per annum and is due upon demand following ten calendar days prior written notice starting on March 15, 2022. In addition the Company re-paid a total of $135 in demand notes, $30 to a related party and $100 to other investors plus accrued interest of $5.

On February 1, 2022, a related party exercised 15 warrants on a cashless basis and having an exercise price of $0.50 per share. The Company issued 11 freely tradeable shares of the Company’s common stock as settlement of the exercise.