Form 10-Q
period 2022-03-31
iSign Solutions Inc.
filed 2022-05-16
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Number of shares outstanding of the issuer’s Common Stock as of May 16, 2022: 6,332,736

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2022	2021
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$56	$40
Accounts receivable, net of allowance of $3 at March 31, 2022 and $0 at December 31, 2021.	94	124
Prepaid expenses and other current assets	15	22
Total current assets	165	186
Property and equipment, net	7	5
Other assets	5	5
Total assets	$177	$196

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$396	$378
Short-term debt – related party	1,402	1,002
Short-term debt other	1,542	2,022
Accrued compensation	88	69
Deferred compensation	219	219
Other accrued liabilities	1,556	1,488
Deferred revenue	339	196
Total current liabilities	5,542	5,374
Long-term debt - other	45	45
Other long-term liabilities	645	608
Total liabilities	6,232	6,027
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,332 shares issued and outstanding at March 31, 2022 and 6,322 at December 31, 2021, respectively	63	63
Treasury shares, 5 at March 31, 2022 and December 31, 2021, respectively	(325)	(325)
Additional paid in capital	130,127	130,120
Accumulated deficit	(135,920)	(135,689)
Total stockholders’ deficit	(6,055)	(5,831)
Total liabilities and stockholders’ deficit	$177	$196

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021

Revenue:
Product	$80	$82
Maintenance	175	177
Total revenue	255	259

Operating costs and expenses:
Cost of sales:
Product	2	10
Maintenance	18	20
Research and development	161	144
Sales and marketing	54	49
General and administrative	160	147
Total operating costs and expenses	395	370

Loss from operations	(140)	(111)

Other income (expense) net	─	1
Interest expense:
Related party	(39)	(24)
Other	(52)	(55)
Loss before income tax expense	(231)	(189)

Income tax expense	─	(1)
Net loss	$(231)	$(190)
Basic and diluted net loss per common share	$(0.04)	$(0.03)
Weighted average common shares outstanding, basic and diluted	6,329	5,762

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2021	5,762	$58	5	$(325)	$129,783	$(135,203)	$(5,687)
Stock-based compensation	─	─	─	─	$24	─	24
Net loss	─	─	─	─	─	(190)	(190)
Balance, March 31, 2021	5,762	$58	5	$(325)	$129,807	$(135,393)	$(5,853)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2022	6,322	$63	5	$(325)	$130,120	$(135,689)	$(5,831)
Stock-based compensation	─	─	─	─	$7	─	7
Cashless exercise of warrants	10	─	─	─	─	─	─
Net loss	─	─	─	─	─	(231)	(231)
Balance, March 31, 2022	6,332	$63	5	$(325)	$130,127	$(135,920)	$(6,055)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(231)	$(190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1	1
Stock-based compensation	7	24
Changes in operating assets and liabilities:
Accounts receivable, net	30	31
Prepaid expenses and other assets	7	(2)
Accounts payable	18	27
Accrued compensation	19	34
Other accrued and long-term liabilities	105	118
Deferred revenue	143	179
Net cash provided by operating activities	99	222

Cash flows from investing activities:
Acquisition of property and equipment	(3)	(3)
Net cash used in investing activities	(3)	(3)

Cash flows from financing activities:
Proceeds from of short term debts related party	─	40
Proceeds from the issuance of short-term debt other	50	45
Payment of short term debts related party	(30)	(20)
Payment of short term debts other	(100)	(60)
Net cash provided by (used in) financing activities	(80)	5

Net increase in cash and cash equivalents	16	224
Cash and cash equivalents at beginning of period	40	26
Cash and cash equivalents at end of period	$56	$250

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Three Months Ended March 31,
	2022		2021
Supplementary disclosure of cash flow information
Interest paid		$28	$5
Income taxes paid	$	─	$1
Accounts receivable advance converted to convertible note	$	─	$15

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

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2022 the Company’s accumulated deficit was $135,920. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2022, the Company’s cash balance was $56. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting Changes and Recent Accounting Pronouncements

Accounting Standards Updates issued in 2022 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2022	2021	2022	2021
Customer #1	91%	92%	35%	25%
Customer #2	-	-	25%	27%
Customer #3	-	-	20%	28%
Total concentration	91%	92%	80%	80%

3.	Net Loss Per Share

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

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Common stock subject to outstanding options	1,322	1,338
Common stock subject to outstanding warrants	450	3,001
Common stock subject to outstanding convertible debt plus accrued interest	7,556	7,025

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

4.	Debt

Advances:

On January 19 and February 9, 2022, the Company repaid $15 and $15, respectively, of accounts receivable advances from related parties along with $2 of accrued advance fees. In addition, on February 2022, the Company repaid $100 of demand notes to an unrelated party along with 20% of accrued fees.

Notes payable:

In January 2022, the Company received, from unrelated parties, demand notes aggregating $50 in cash. The notes bear interest at the rate of 20% per annum. Principal and interest due shall be paid in full on demand, following ten (10) calendar day prior written notices starting on March 15, 2022. These note may be prepaid in whole or in part at any time without penalty, premium or other consideration by giving at least five (5) business day prior written notice to the Holder. The notes were repaid in full plus $1 of accrued interest in February 2022.

During the three months ended March 31, 2022, the Company accrued $91 of interest expense, $67 associated with the outstanding secured and unsecured convertible promissory notes, of which $30 was to related parties and $37 was to other investors. For the three months ended March 31, 2021, the Company accrued $79 of interest expense, $67 associated with its outstanding notes, of which $24 was to related parties and $43 was to other investors.

5.	Stockholders’ Deficit

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2022 and 2021 was approximately 1.73% and 4.78%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. No options were granted during the three months ended March 31, 2022 and 2021. There were no stock options exercised during the three months ended March 31, 2022 and 2021, respectively.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Deficit (continued)

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2022	2021
General and administrative	$5	$17
Director	2	7
Total stock-based compensation	$7	$24

A summary of option activity under the Company’s plans for the three months ended March 31, 2022 and 2021 is as follows:

	2022					2021
Options	Shares	Weighted Average Exercise Price per share		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price per share		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	1,338		$0.84	−	$800	1,338		$0.87	−		−
Granted	−	$	−	−		−	$	−	−		−
Canceled	16		$28.12	24.57	−	−	$	−
Outstanding at March 31	1,322		$0.60	0.50	$1,100	1,338		$0.87	4.35		−
Vested and expected to vest at March 31	1,322		$0.84	3.17	$1,100	1,320		$0.88	3.99	$	−
Exercisable at March 31	1,182		$0.61	3.14	$967	1,018		$0.97	3.86	$	−

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.01 - $0.50	927	0.50	$3.39	787	$0.50
$0.51 - $1.00	393	0.78	$3.36	393	$0.78
$1.01 - $25.00	2	15.94	$0.33	2	$15.94
Total	1,322	0.60	$3.38	1,181	$0.61

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

5.	Stockholders’ Deficit (continued)

A summary of the status of the Company’s non-vested shares as of March 31, 2022 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2022	172	$0.50
Vested	(32)	$0.57
Non-vested at March 31, 2022	140	$0.50

As of March 31, 2022, there was $17 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of one year.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2022 and 2021.

A summary of the warrant activity to purchase shares of Common Stock for the three months ended March 31 is as follows:

	2022			2021
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,450		$1.52	3,001		$1.37
Issued	−	$	−	−	$	−
Exercised	(15)		$0.50	−	$	−
Expired	(985)		$0.50	−	$	−
Outstanding at end of period	450		$0.50	3,001		$1.37
Exercisable at end of period	450		$0.50	3,001		$1.37

A summary of the status of the warrants outstanding and exercisable to purchase shares of Common Stock as of March 31, 2022 is as follows:

Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price per share
15	0.84	$0.50
10	3.32	$0.50
425	1.38	$0.50
450	1.41	$0.50

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

6.	Subsequent event

On April 20, 2022, the Company issued an aggregate of $125 in unsecured convertible notes, $70 to related parties and $55 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2021, net losses aggregated approximately $1,014, and, at March 31, 2022, the Company’s accumulated deficit was approximately $135,920.

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

For the three months ended March 31, 2022, total revenue was $255, a decrease of $4, or 2%, compared to total revenue of $259 in the prior year period.

The net loss for the three months ended March 31, 2022 was $231, an increase of $42, or 22%, compared to a net loss of $189 in the prior year period. The increase in net loss is due to the decrease in revenue of $4, or 2%, the increase in overhead expenses of $35 or 10%, offset by the decrease in cash and non-cash expense of $16 or 66% compared to the prior year.

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

Results of Operations

Revenue

For the three months ended March 31, 2022, product revenue was $80, a decrease of $2, or 2%, compared to product revenue of $82 in the prior year period. For the three months ended March 31, 2022, maintenance revenue was $175, a decrease of $2, or 1%, compared to maintenance revenue of $177 in the prior year period. The decrease is primarily due to discontinued annual maintenance.

Cost of Sales

For the three months ended March 31, 2022, cost of sales was $20, a decrease of $10, or 33%, compared to cost of sales of $30 in the prior year. The decrease was primarily due to a decrease in direct engineering costs associated with engineering service revenue, compared to the prior year.

Operating Expenses

Research and Development Expenses

For the three months ended March 31, 2022, research and development expense was $161, an increase of $17, or 12%, compared to research and development expense of $144 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. The increase in research and development expense was due to an increase in salaries and related expenses of $5, and a decrease in the expense allocation to cost of sales of $10, or 33%.Gross engineering expenses, before allocations to cost of sales, was $185 an increase of $10, or 6%, compared to $175 in the prior year period, due primarily to the increase in and other overhead expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2022, sales and marketing expense was $54, an increase of $5, or 11%, compared to $49 in the prior year period. The increase was primarily attributable to an increase in commissions.

General and Administrative Expenses

For the three months ended March 31, 2022, general and administrative expense was $160, an increase of $13, or 9%, compared to general and administrative expense of $147 in the prior year period. The increase was due primarily to increase in professional service expenses of $21, offset by decreases of $8 in other overhead expenses, compared to the prior year period.

Other income and expense

Other income, expense was $0 and $1 for the three months ended March 31, 2022 and 2021.

Interest expense for the three months ended March 31, 2021 was $91, an increase of $12, or 15% compared to interest expense of $79 in the prior year period. The increase is due to an increase in short-term debt and other unpaid interest-bearing liabilities. Interest expense on short-term debt associated with related parties was $39 and non-related party interest expense was $52 for the three months ended March 31, 2022, compared to $24 associated with related parties and non-related party interest expense of $55 in the prior year period.

Liquidity and Capital Resources

At March 31, 2022, cash and cash equivalents totaled $56, compared to cash and cash equivalents of $40 at December 31, 2021. The increase in cash was due to cash flows from operating activities of $99. The increased amounts were offset by $80 used in financing activities and $3 used in investing activities. At March 31, 2022, total current assets were $165 compared to total current assets of $186 at December 31, 2021. At March 31, 2022, the Company’s principal sources of funds included its cash and cash equivalents aggregating $56.

At March 31, 2022, accounts receivable net, was $94, a decrease of $30, or 24%, compared to accounts receivable, net of $124 at December 31, 2021. The decrease is primarily due to timing of collections of accounts receivable.

At March 31, 2022, prepaid expenses and other current assets were $15, a decrease of $7, or 32%, compared to prepaid expenses and other current assets of $22 at December 31, 2021. The decrease is due primarily to normal amortization of insurance premiums and other prepaid for the current year.

At March 31, 2022, accounts payable were $396, an increase of $18, or 5%, from the December 31, 2021 balance of $378. The increase is due primarily to professional fees for engineering services and accounting fees related to the prior year audit.

At March 31, 2022, accrued compensation was $88, an increase of $19, or 28%, compared to accrued compensation of $69 at December 31, 2021. The increase is due primarily to the accrual of commissions during the quarter ended March 31, 2022.

Other accrued liabilities were $1,556 at March 31, 2022, an increase of $68, or 5%, compared to other accrued liabilities of $1,488 at December 31, 2021, primarily due to the accrual of interest on the Company’s debt and certain franchise taxes.

Deferred revenue was $339 at March 31, 2022, an increase of $143, or 73%, compared to deferred revenue of $196 at December 31, 2021. The increase is primarily due to the renewal of maintenance contracts offset by the recognition of maintenance revenues during the quarter ended March 31, 2022.

At March 31, 2022, total current liabilities were $5,542, an increase of $168, or 3%, compared to total current liabilities of $5,374 at December 31, 2021. The increase is primarily due to the factors discussed above.

In January 2022, the Company received, from unrelated parties, demand notes aggregating $50 in cash. The notes bear interest at the rate of 20% per annum. Principal and interest due shall be paid in full on demand, following ten (10) calendar day prior written notice starting on March 15, 2022. These note may be prepaid in whole or in part at any time without penalty, premium or other consideration by giving at least five (5) business day prior written notice to the Holder. The notes were repaid in full plus $1 of accrued interest in February 2022.

.

During the three months ended March 31, 2022, the Company accrued $91 of interest expense, $67 associated with the outstanding secured and unsecured convertible promissory notes, of which $30 was to related parties and $37 was to other investors. For the three months ended March 31, 2021, the Company accrued $79 of interest expense, $67 associated with its outstanding notes, of which $24 was to related parties and $43 was to other investors.

The Company had no material commitments as of March 31, 2022.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2022.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2022 and 2021, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II-Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1A, filed December 20, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1A, filed December 20, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1A filed on December 20, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.

Exhibit Number	Document
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
4.28	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.28 on the Company’s Form 10-K filed March 31, 2122.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 14, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.

Exhibit Number	Document
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

May 16, 2022	/s/ Mike Engmann
Date	Mike Engmann
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)