Form 10-Q
period 2022-06-30
iSign Solutions Inc.
filed 2022-08-15
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _________

Commission File Number: 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2033 Gateway Place, Suite 662, San Jose, CA 95110

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

Yes   ☐      No   ☒

Number of shares outstanding of the issuer’s Common Stock, as of August 15, 2022: 6,332,736

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	June 30,	December 31,
	2022	2021
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$165	$40
Accounts receivable, net of allowance of $24 at June 30, 2022 and $0 at December 31, 2021, respectively	108	124
Prepaid expenses and other current assets	12	22
Total current assets	285	186
Property and equipment, net	5	5
Other assets	7	5
Total assets	$297	$196

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$371	$378
Short-term debt- related party	1,472	1,002
Short-term debt – other	1,597	2,022
Accrued compensation	74	69
Deferred Compensation	219	219
Other accrued liabilities	1,648	1,488
Deferred revenue	471	196
Total current liabilities	5,852	5,374
Long-term debt – other	–	45
Other long-term liabilities	683	608
Total liabilities	6,535	6,027
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,333 shares issued and outstanding at June 30, 2022 and December 31, 2021	63	63
Treasury shares, 5 at June 30, 2022 and December 31, 2021, respectively	(325)	(325)
Additional paid-in capital	130,133	130,120
Accumulated deficit	(136,109)	(135,689)
Total stockholders’ deficit	(6,238)	(5,831)
Total liabilities and stockholders’ deficit	$297	$196

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product	$73	$99	$153	$181
Maintenance	155	169	330	346
Total revenue	228	268	483	527

Operating costs and expenses:
Cost of sales:
Product	14	20	16	30
Maintenance	8	10	26	30
Research and development	144	135	305	279
Sales and marketing	13	22	67	71
General and administrative	149	170	309	317
Total operating costs and expenses	328	357	723	727

Loss from operations	(100)	(89)	(240)	(200)

Other income (expense), net	(0)	─	(0)	1
Interest expense:
Related party	(40)	(25)	(79)	(49)
Other	(49)	(55)	(101)	(110)
Loss before income tax expense	(189)	(169)	(420)	(358)

Income tax expense	─	─	─	(1)
Net loss	$(189)	$(169)	$(420)	$(359)
Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.07)	$(0.06)
Weighted average common shares outstanding, basic and diluted	6,333	5,780	6,331	5,771

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2022	6,322	$63	5	$(325)	$130,120	$(135,689)	$(5,831)
Stock-based compensation	─	─	─	─	7	─	7
Cashless exercise of warrants	11	─	─	─	─	─	─
Net loss	─	─	─	─	─	(231)	(231)
Balance, March 31, 2022	6,333	$63	5	$(325)	$130,127	$(135,920)	$(6,055)
Stock-based compensation	─	─	─	─	6	─	6
Net loss	─	─	─	─	─	(189)	(189)
Balance, June 30, 2022	6,333	$63	5	$(325)	$130,133	$(136,109)	$(6,238)

Balance January 1, 2021	5,762	$58	5	$(325)	$129,783	$(135,203)	$(5,687)
Stock-based compensation	─	─	─	─	24	─	22
Net loss	─	─	─	─	─	(190)	(190)
Balance, March 31, 2021	5,762	$58	5	$(325)	$129,807	$(135,393)	$(5,853)
Stock-based compensation	─	─	─	─	17	─	17
Settlement of deferred salary	560	5	─	─	274	─	279
Net loss	─	─	─	─	─	(169)	(169)
Balance, June 30, 2021	6,322	$63	5	$(325)	130,098	(135,562)	(5,726)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(420)	$(359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3	2
Stock-based compensation	13	41
Bad debt expense	24	─
Changes in operating assets and liabilities:
Accounts receivable, net	(8)	5
Prepaid expenses and other assets	8	3
Accounts payable	(7)	32
Accrued compensation	5	(12)
Other accrued and long-term liabilities	235	225
Deferred revenue	275	258
Net cash provided by (used in) operating activities	128	195

Cash flows from investing activities:
Acquisition of property and equipment	(3)	(3)
Net cash used in investing activities	(3)	(3)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt – related party	70	45
Proceeds from the issuance of short-term debt – other	105	40
Payments on short term Debt – related party	(30)	(133)
Payments on short term Debt – other	(145)	(100)
Net cash provided by (used in) financing activities	─	(148)

Net increase in cash and cash equivalents	125	44
Cash and cash equivalents at beginning of period	40	26
Cash and cash equivalents at end of period	$165	$70

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022		2021
Supplementary disclosure of cash flow information
Interest paid		$32	$21
Income taxes paid	$	─	$1
Accounts receivable advance converted to convertible note	$	─	$15
Long-term deferred compensation settled for Common Stock	$	─	$279

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at June 30, 2022 the Company’s accumulated deficit was $136,109. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of June 30, 2022, the Company’s cash balance was $165. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Similarly, equity-classified convertible preferred stock instruments will be accounted for as single units of account in equity unless the conversion feature needs to be bifurcated under Topic 815. The new guidance also made amendments to the earnings per share guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation. Further, ASU 2020-06 made revisions to Subtopic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard did not have a material impact on the Company’s financial statements or disclosures.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of June 30,		Total Revenue for the three months ended June 30,		Total Revenue for the six months ended June 30,
	2022	2021	2022	2021	2022	2021
Customer #1	70%	88%	38%	40%	36%	33%
Customer #2	─	─	30%	25%	27%	26%
Customer #3	─	─	22%	19%	21%	19%
Total concentration	70%	88%	90%	84%	84%	78%

3.	Net Loss per Share

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

	For the Three and Six Months
	June 30,	June 30,
	2022	2021

Common Stock subject to outstanding options	1,321	1,338
Common Stock subject to outstanding warrants	450	1,450
Common stock subject to outstanding convertible debt plus accrued interest	7,907	7,157

4.	Debt

Advances:

On January 19 and February 9, 2022, the Company repaid $15 and $15, respectively, of accounts receivable advances from related parties along with $2 of accrued advance fees. In addition, during February 2022, the Company repaid $100 of demand notes to an unrelated party along with 20% of accrued fees.

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

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

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

During the three and six months ended June 30, 2022, the Company accrued $89 and $180 of interest expense, $70 and $137, for notes only, associated with the outstanding secured and unsecured convertible promissory notes, of which $32 and $62 was to related parties and $38 and $75 was to other investors. For the three and six months ended June 30, 2021, the Company accrued $80 and $159 of interest expense, $68 and $136, for notes only, associated with the outstanding secured and unsecured convertible promissory notes, of which $24 and $49 was to related parties and $44 and $87 was to other investors.

5.	Stockholders’ Deficit

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock -based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2022 and 2021, was approximately 1.73% and 4.78%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

No options were granted during the three and six months ended June 30, 2022 and 2021. There were no stock options exercised during the three and six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and six months ended June 30:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Research and development	$	─	$	─	$	─	$	─
General and administrative		$4		$17		$9		$29
Director and consultant options		$2		$7		$4		$12
Total stock-based compensation expense		$6		$24		$13		$41

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

A summary of option activity under the Company’s plans for the six months ended June 30, 2022 and 2021 is as follows:

	2022						2021
Options	Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,338		$0.84	─	$		1,338		$0.87	─	$	─
Granted	─	$		─	$		─	$		─	$	─
Forfeited or expired	17	$		─	$		─	$		─	$	─
Outstanding at June 30	1,321		$0.59	3.13	$		1,338		$0.87	4.10	$	─
Vested and expected to vest at June 30	1,301		$0.84	2.67	$	─	1,320		$0.88	3.80	$	─
Exercisable at June 30	1,204		$0.60	2.93	$	─	1,078		$0.96	3.68	$	─

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per Share
$0.01 – $0.50	927	3.14	$0.50	810	$0.50
$0.51 – $1.00	393	3.11	$0.78	393	$0.78
$1.01 – $625.00	1	0.38	$10.00	1	$10.00
Total	1,321	3.13	$0.59	1,204	$0.60

A summary of the status of the Company’s non-vested shares as of June 30, 2022 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2022	167	$0.50
Vested	(50)	$0.71
Non-vested at June 30, 2022	117	$0.50

As of June 30, 2022, there was a total of $11 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 1 year.

Warrants

The Company did not issue any warrants during the six months ended June 30, 2022 and 2021.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

A summary of the warrant activity to purchase shares of Common Stock for the six months ended June 30 is as follows:

A summary of the warrant activity for the six months ended June 30 is as follows:

	2022			2021
	Shares	Weighted Average Exercise Price Per Share		Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,450		$0.50	3,001		$1.52
Issued	─	$	─	─	$	─
Exercised	(15)		$0.50	─	$	─
Expired	(985)		$0.50	(1,551)		$2.18
Outstanding at end of period	450		$0.50	1,450		$0.50
Exercisable at end of period	450		$0.50	1,450		$0.50

A summary of the status of the warrants outstanding and exercisable as of June 30, 2022 is as follows:

Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share

15	0.59	$0.50
10	3.07	$0.50
425	1.13	$0.50
450	1.16	$0.50

6.	Subsequent Event

On August 11, 2022, the Company issued an aggregate of $50 in unsecured convertible notes from third party investor. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The note bears interest at the rate of 10% per annum and is due December 31, 2022.

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the following:

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

FORM 10-Q

(In thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2021, net losses aggregated approximately $1,014, and, at June 30, 2022, the Company’s accumulated deficit was approximately $136,109.

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

For the three months ended June 30, 2022, total revenue was $228, compared to total revenue of $268 in the prior year period. For the six months ended June 30, 2022, total revenue was $483, a decrease of $44, or 8%, compared to total revenue of $527 in the prior year period. The change in revenue for the six months ended June 30, 2022 is primarily due to a decrease in product revenue of $28 or 15%, compared to the prior year period. The decrease in product revenue is the result of no SOW transaction for this year. Maintenance revenue for the six months was $330, a decrease of $16, or 5% compared to $346 in the prior year.

The net loss for the three months ended June 30, 2022 was $189, an increase of $20, or 12%, compared to a net loss of $169 in the prior year period. The three month loss from operations increased by $11, or 12%, to $100 compared to $89 in the prior year period. The decrease was due to the decrease in revenue and a net decrease in overhead expenses. For the six months ended June 30, 2022 the net loss was $420, an increase of $61, or 17%, compared to a net loss of $359 in the prior year period. The six month loss from operations increased $40, or 20%, to $240 compared to $200 in the prior year period. This increase was due to the same factors described for the three month period above.

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

Results of Operations

Revenue

For the three months ended June 30, 2022, product revenue was $73, a decrease of $26, or 25%, compared to product revenue of $99 in the prior year period. The decrease in revenue is primarily attributable to decreases in SOW transactional revenue compared to the prior year period. For the three months ended June 30, 2022, maintenance revenue was $155, a decrease of $14, or 8%, compared to maintenance revenue of $169 in the prior year period.

For the six months ended June 30, 2022, product revenue was $153, a decrease of $28, or 15%, compared to product revenue of $181 in the prior year period. The decrease in product revenue is primarily due to the same factors for the three-month period discussed above. For the six months ended June 30, 2022, maintenance revenue was $330, a decrease of $16, or 5%, compared to maintenance revenue of $346 in the prior year period. The decrease in maintenance revenue is primarily due to less maintenance contracts.

Cost of Sales

For the three months ended June 30, 2022, cost of sales was $22, a decrease of $8, or 27%, compared to cost of sales of $30 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to maintenance contracts during the three months ended June 30, 2022, compared to the prior year period.

For the six months ended June 30, 2022, cost of sales was $42, a decrease of $18, or 30%, compared to cost of sales of $60 in the prior year period. The decrease in cost of sales was due to a decrease in direct labor related to revenue from SOW contracts, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended June 30, 2022, research and development expense was $144, an increase of $9, or 6%, compared to research and development expense of $135 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Total expenses, before allocations for the three months ended June 30, 2022, were $168, a decrease of $1, or 0%, compared to $169 in the prior year period. The decrease in gross expenses is primarily due to the factors discussed above and certain cost saving measures put in place in the current year to safeguard against possible negative repercussions of the COVID-19 pandemic.

For the six months ended June 30, 2022, research and development expense was $305, an increase of $26, or 9%, compared to research and development expense of $279 in the prior year period. Total expenses, before allocations to cost of sales, for the six months ended June 30, 2021, were $353, an increase of $10, or 3%, compared to $343 in the prior year period. The reasons for these increase during the six-month period ended June 30, 2022 are the same as for the three-month period discussed above. The decrease in total expenses was offset by a reduction the amount of direct labor allocated to cost of sales during the six month period.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Sales and Marketing Expense

For the three months ended June 30, 2022, sales and marketing expense was $13, a decrease of $9, or 42%, compared to sales and marketing expense of $22 in the prior year period. For the six months ended June 30, 2022, sales and marketing expense was $67, a decrease of $4, or 6%, compared to sales and marketing expense of $71 in the prior year period. These decreases are primarily attributable to a decrease in commission expense due to low renewal of maintenance contracts.

General and Administrative Expense

For the three months ended June 30, 2021, general and administrative expense was $149, a decrease of $21, or 12%, compared to general and administrative expense of $170 in the prior year period. The decrease was primarily due to a decrease in overhead expense from period to period.

For the six months ended June 30, 2022, general and administrative expense was $309, a decrease of $8, or 3%, compared to general and administrative expense of $317 in the prior year period. The decrease was due to the reduction in accounting and auditing services and investor relations expense accounts.

Other Income and Expense

For the three and six months ended June 30, 2022, other expense was $0 and $0, respectively, an increase of $0 and $1, respectively, compared to other expense of $0 and $1 for the three and six months ended June 30, 2021

For the three months ended June 30, 2022, interest expense was $89, an increase of $9, or 11% compared to interest expense of $80 in the prior year period. For the six months ended June 30, 2022, interest expense was $180, an increase of $21, or 13%, compared to interest expense of $159 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the three and six months ended June 30, 2022 compared to the prior year period.

Amortization of debt discount was $0 for the three and six month periods ended June 30, 2022 compared to $0 in the same periods of the prior year, respectively.

Income tax expense for the three and six months ended June 30, 2022 and 2021 were $0 and $1, respectively.

Liquidity and Capital Resources

At June 30, 2022, cash and cash equivalents totaled $165, compared to cash and cash equivalents of $40 at December 31, 2021. The increase in cash was due primarily to $128 provided by operating activities offset by $3 in cash used in investing activities and $0 used in financing for the six month period ended June 30, 2022. At June 30, 2022, total current assets were $285, compared to total current assets of $186 at December 31, 2021. At June 30, 2021, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $165.

At June 30, 2021, accounts receivable net, was $108, a decrease of $16 or 13%, compared to accounts receivable net of $124 at December 31, 2021. The decrease is due primarily due to faster collection times for accounts receivable.

At June 30, 2022, prepaid expenses and other current assets were $12, a decrease of $10, or 45%. The Company has been working on minimizing the dollar amount of new prepaid expenses incurred during the six-month period in light of the financial uncertainty surrounding the current COVID-19 pandemic.

At June 30, 2022, total current liabilities were $5,852, an increase of $478, or 9%, compared to total current liabilities of $5,374 at December 31, 2021.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

At June 30, 2022, accounts payable was $371, a decrease of $7, or 2%, compared to accounts payable of $378 at December 31, 2021.

At June 30, 2022, accrued compensation was $74, an increase of $5, or 7%, compared to accrued compensation of $69 at December 31, 2021. The increase is due primarily to the accrual of commissions during the quarter ended June 30, 2022

At June 30, 2022, deferred revenue was $471, an increase of $275, or 140%, compared to deferred revenue of $196 at December 31, 2021. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are generally recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

In June 2022, the Company paid the second installment in the amount of $45 plus accrued interest of $4 of a note entered into associated with a settlement agreement dated July 1, 2020 with one of its vendors. The reaming $45 plus interest at the rate of 4% per annum is due in two installments, June of 2023.

The Company incurred $89 and $180, respectively, of interest expense for the three and six months ended June 30, 2022, of which was $28 and $4, respectively, was paid in cash.

The Company had no material commitments as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter into any short-term security investments during the three and six months ended June 30, 2022.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and six months ended June 30, 2022 and 2021, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

iSign Solutions Inc.
Registrant

August 15, 2022	/s/ Michael Engmann
Date	Michael Engmann
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)