Form 10-Q
period 2022-09-30
iSign Solutions Inc.
filed 2022-11-14
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	large, accelerated filer	☐	accelerated filer	☐	non-accelerated filer	☒	Smaller reporting Company	☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Section 12b-2 of the exchange Act)

Yes ☐        No ☒

Number of shares outstanding of the issuer’s Common Stock, as of November 14, 2022: 6,333,400

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

	September 30,	December 31,
	2022	2021
Assets	Unaudited
Current assets:
Cash and cash equivalents	$71	$40
Accounts receivable, net of allowance of $0 at September 30, 2022, and $0 at December 31, 2021, respectively	69	124
Prepaid expenses and other current assets	18	22
Total current assets	158	186
Property and equipment, net	5	5
Other assets	3	5
Total assets	$166	$196

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$376	$378
Short-term debt- related party	1,472	1,432
Short-term debt – other	1,647	1,592
Accrued compensation	59	69
Deferred Compensation	219	219
Other accrued liabilities	1,748	1,488
Deferred revenue	319	196
Total current liabilities	5,840	5,374
Long-term debt – other	-	45
Other long-term liabilities	720	608
Total liabilities	6,560	6,027
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,333 shares issued and outstanding at September 30, 2022, and 6,322 at December 31, 2021,	63	63
Treasury shares, 5 at September 30, 2022, and December 31, 2021, respectively	(325)	(325)
Additional paid-in capital	130,138	130,120
Accumulated deficit	(136,270)	(135,689)
Total stockholders’ deficit	(6,394)	(5,831)
Total liabilities and stockholders’ deficit	$166	$196

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product	$91	$101	$244	$282
Maintenance	142	181	472	528
Total revenue	233	282	716	810

Operating costs and expenses:
Cost of sales:
Product	(14)	2	2	32
Maintenance	60	21	86	51
Research and development	138	156	443	436
Sales and marketing	7	15	74	86
General and administrative	108	130	417	446
Total operating costs and expenses	299	324	1,022	1,051

Loss from operations	(66)	(42)	(306)	(241)

Other income (expense), net	-	125	-	125
Interest expense:
Related party	(42)	(35)	(121)	(97)
Other	(53)	(50)	(154)	(147)
Loss before income tax expense	(161)	(2)	(581)	(360)

Income tax expense	-	-	-	(1)
Net loss	$(161)	$(2)	$(581)	$(361)
Basic and diluted net loss per common share	$(0.03)	$(0.00)	$(0.09)	$(0.06)
Weighted average common shares outstanding, basic, and diluted	6,333	6,322	6,331	5,956

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2022	6,322	$63	5	$(325)	$130,120	$(135,689)	$(5,831)
Stock-based compensation	-	-	-	-	7	-	7
Cashless exercise of warrants	11	-	-	-	-	-	-
Net loss	-	-	-	-	-	(231)	(231)
Balance, March 31, 2022	6,333	$63	5	$(325)	$130,127	$(135,920)	$(6,055)
Stock-based compensation	-	-	-	-	6	-	6
Net loss	-	-	-	-	-	(189)	(189)
Balance, June 30, 2022	6,333	$63	5	$(325)	$130,133	$(136,109)	$(6,238)
Stock-based compensation	-	-	-	-	5	-	5
Net loss	-	-	-	-	-	(161)	(161)
Balance, September 30, 2022	6,333	$63	5	$(325)	$130,138	$(136,270)	$(6,394)

Balance January 1, 2021	5,762	$63	5	$(325)	$130,120	$(135,689)	$(5,831)
Stock-based compensation	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	(190)	(190)
Balance, March 31, 2021	5,762	$63	5	$(325)	$130,144	$(135,879)	$(5,997)
Stock-based compensation	-	-	-	-	17	-	17
Settlement of deferred salary	560	5	-	-	274	-	279
Net loss	-	-	-	-	-	(169)	(169)
Balance, June 30, 2021	6,322	$68	5	$(325)	130,435	(136,048)	(5,870)
Stock-based compensation	-	-	-	-	13	-	13
Net loss	-	-	-	-	-	(2)	(2)
Balance, September 3, 2021	6,322	$68	5	$(325)	130,448	(136,050)	(5,859)

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(581)	$(361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3	3
Stock-based compensation	18	54
Forgiveness of debt related to PPP plus accrued interest	-	(125)
Changes in operating assets and liabilities:
Accounts receivable, net	55	(28)
Prepaid expenses and other assets	6	(2)
Accounts payable	(2)	49
Accrued compensation	(10)	(5)
Other accrued and long-term liabilities	372	353
Deferred revenue	123	124
Net cash provided by (used in) operating activities	(16)	62

Cash flows from investing activities:
Acquisition of property and equipment	(3)	(3)
Net cash used in investing activities	(3)	(3)

Cash flows from financing activities:
Proceeds from the issuance of short-term debt – related party	70	211
Proceeds from the issuance of short-term debt – other	155	45
Payments on short term Debt – related party	(30)	(133)
Payments on short term Debt – other	(145)	(100)
Net cash provided by (used in) financing activities	50	23

Net increase in cash and cash equivalents	31	82
Cash and cash equivalents at beginning of period	40	26
Cash and cash equivalents at end of period	$71	$108

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Supplementary disclosure of cash flow information
Interest paid	$32	$22
Income taxes paid	$-	$1
Accounts receivable advance converted to convertible note	$-	$15
Long-term deferred compensation settled for Common Stock	$-	$279

See accompanying notes to these Condensed Consolidated Financial Statements

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

1.	Nature of Business and Summary of Significant Accounting Policies

Reclassification of Prior Year Presentation

The Company is reclassifying its financial statements for the year ended December 31, 2021 (the “2021 Financial Statements”). These financial statements represent a reclassification of certain prior year account classifications and footnotes.

Nature of Business

iSign Solutions Inc. and its subsidiary is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure, and cost-effective management and authentication of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, simple-to-complex workflow management and various options for biometric authentication. These solutions are available across virtually all enterprise, desktop, and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s platform can be deployed both on premise and as a cloud-based (“SaaS”) service, with the ability to easily transition between deployment models. The Company is headquartered in San Jose, California. The Company’s products include SignatureOne™ Ceremony™ Server, the iSign™ suite of products and services, including iSign™ Enterprise and iSign™ Console™, and Sign-it™ programs.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to several other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 11, 2020, states in the U.S., including California, where the Company is headquartered, have begun to open up as the result of the development of vaccines to thwart the spread of the virus. New variants of COVID-19 have surfaced around the world, including the United States which may cause additional closures of economies depending on how virulent the new strains are. New COVID-19 variant outbreaks may further disrupt supply chains and affected production and sales across a wide range of industries. The extent of the impact of new COVID-19 outbreaks on our operational and financial performance will depend on certain developments, including the duration and further spread of the outbreak, continued impact on our customers, employees, and vendors all of which are uncertain and cannot be predicted.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at September 30, 2022, the Company’s accumulated deficit was $136,270. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of September 30, 2022, the Company’s cash balance was $71. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable as of September 30,		Total Revenue for the three months ended September 30,		Total Revenue for the nine months ended September 30,
	2022	2021	2022	2021	2022	2021
Customer #1	76%	88%	35%	40%	36%	33%
Customer #2	-	-	30%	25%	28%	26%
Customer #3	-	-	22%	19%	21%	19%
Customer #4	21%	12%	-	-	-	-
Total concentration	97%	100%	87%	84%	85%	78%

3.	Net Loss per Share

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

	For the Three and Nine Months
	September 30,	September 30,
	2022	2021
Common Stock subject to outstanding options	1,297	1,338
Common Stock subject to outstanding warrants	450	1,450
Common stock subject to outstanding convertible debt plus accrued interest	8,007	7,290

4.	Debt

Advances:

On January 19 and February 9, 2022, the Company repaid $15 and $15, respectively, of accounts receivable advances from related parties along with $2 of accrued advance fees. In addition, during February 2022, the Company repaid $100 of demand notes to an unrelated party along with 20% of accrued fees.

Notes payable:

In January 2022, the Company received, from unrelated parties, demand notes aggregating $50 in cash. The notes bear interest at the rate of 20% per annum. Principal and interest due shall be paid in full on demand, following ten (10) calendar day prior written notices starting on March 15, 2022. These notes may be prepaid in whole or in part at any time without penalty, premium or other consideration by giving at least five (5) business day prior written notice to the Holder. The notes were repaid in full plus $1 of accrued interest in February 2022.

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

On August 2022, the Company issued an aggregate of $50 in unsecured convertible notes to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

During the three and nine months ended September 30, 2022, the Company accrued $95 and $275 of interest expense, $74 and $211, for notes only, associated with the outstanding secured and unsecured convertible promissory notes, of which $33 and $95 was to related parties and $41 and $116 was to other investors. For the three and nine months ended September 30, 2021, the Company accrued $84 and $243 of interest expense, $75 and $211, for notes only, associated with the outstanding secured and unsecured convertible promissory notes, of which $35 and $97 was to related parties and $40 and $114 was to other investors.

5.	Stockholders’ Deficit

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock -based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2022, and 2021, was approximately 11.53% and 11.2%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the accrual method over the vesting period of the options.

No options were granted during the three and nine months ended September 30, 2022, and 2021. There were no stock options exercised during the three and nine months ended September 30, 2022, and 2021, respectively.

The following table summarizes the allocation of stock-based compensation expense related to stock option grants for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$-	$-	$-	$-
General and administrative	$3	$9	$12	$38
Director and consultant options	$2	$4	$6	$15
Total stock-based compensation expense	$5	$13	$18	$53

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

A summary of option activity under the Company’s plans for the nine months ended September 30, 2022, and 2021 is as follows:

	2022					2021
Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1,	1,338	$0.84	-	$		1,338	$0.87	-	$
Granted	-		$-	$		-		$-	$
Forfeited or expired	41		$-	$		-		$-	$
Outstanding at September 30	1,297	$0.59	2.88	$		1,338	$0.87	3.84	$
Vested and expected to vest at September 30	1,330	$0.84	2.29		$-	1,331	$0.88	3.60		$-
Exercisable at September 30	1,204	$0.60	2.72		$-	1,138	$0.94	3.50		$-

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per Share
$0.01 – $0.50	910	2.89	$0.50	817	$0.50
$0.51 – $1.00	386	2.86	$0.78	386	$0.78
$1.01 – $625.00	1	0.13	$10.00	1	$10.00
Total	1,297	2.88	$0.59	1,204	$0.60

A summary of the status of the Company’s non-vested shares as of September 30, 2022, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2022	171	$0.50
Vested	(78)	$0.92
Non-vested at September 30, 2022	93	$0.50

As of September 30, 2022, there was a total of $7 of unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of 0.46 year.

Warrants

The Company did not issue any warrants during the nine months ended September 30, 2022, and 2021.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

A summary of the warrant activity to purchase shares of Common Stock for the nine months ended September 30 is as follows:

A summary of the warrant activity for the nine months ended September 30 is as follows:

	2022		2021
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of period	1,450	$0.50	3,001	$1.52
Issued	-	$-	-	$-
Exercised	(15)	$0.50	-	$-
Expired	(985)	$0.50	(1,551)	$2.18
Outstanding at end of period	450	$0.50	1,450	$0.50
Exercisable at end of period	450	$0.50	1,450	$0.50

A summary of the status of the warrants outstanding and exercisable as of September 30, 2022, is as follows:

Number of Warrants	Weighted Average Remaining Life (years)	Weighted Average Exercise Price per share
15	0.33	$0.50
10	2.81	$0.50
425	0.88	$0.50
450	0.90	$0.50

6.	Subsequent Event

No subsequent events as of November 14, 2022.

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the following:

●	Technological, engineering, manufacturing, quality control or other circumstances that could delay the sale or shipment of products.

●	Economic, business, market and competitive conditions in the software industry and technological innovations that could affect the Company’s business.

●	The Company’s inability to protect its trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	General economic and business conditions and the availability of sufficient financing.

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

Overview

The Company is a leading supplier of digital transaction management (DTM) software enabling the paperless, secure and cost-effective management of document-based transactions. iSign’s solutions encompass a wide array of functionality and services, including electronic signatures, biometric authentication and simple-to-complex workflow management. These solutions are available across virtually all enterprise, desktop, and mobile environments as a seamlessly integrated platform for both ad-hoc and fully automated transactions. iSign’s software platform can be deployed both on-premises and as a cloud-based service, with the ability to easily transition between deployment models.

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2021, net losses aggregated approximately $1,014, and, at September 30, 2022, the Company’s accumulated deficit was approximately $136,270.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread to several other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. Since March 11, 2020, states in the U.S., including California, where the Company is headquartered, have begun to open up as the result of the development of vaccines to thwart the spread of the virus. New variants of COVID-19 have surfaced around the world, including the United States which may cause additional closures of economies depending on how virulent the new strains are. New COVID-19 variant outbreaks may further disrupt supply chains and affected production and sales across a wide range of industries. The extent of the impact of new COVID-19 outbreaks on our operational and financial performance will depend on certain developments, including the duration and further spread of the outbreak, continued impact on our customers, employees, and vendors all of which are uncertain and cannot be predicted.

For the three months ended September 30, 2022, total revenue was $233, compared to total revenue of $282 in the prior year period. For the nine months ended September 30, 2022, total revenue was $716, a decrease of $94, or 12%, compared to total revenue of $810 in the prior year period. The change in revenue for the nine months ended September 30, 2022, is primarily due to a decrease in product revenue of $38 or 13%, compared to the prior year period. The decrease in product revenue is the result of no SOW transaction for this year. Maintenance revenue for the nine months was $472, a decrease of $56, or 12% compared to $528 in the prior year.

The net loss for the three months ended September 30, 2022, was $161, an increase of $159, or 7950%, compared to a net loss of $2 in the prior year period. The three-month loss from operations increased by $24, or 57%, to $66 compared to $42 in the prior year period. The decrease was due to the decrease in revenue and a net increase in overhead expenses. For the nine months ended September 30, 2022, the net loss was $581, an increase of $220, or 61%, compared to a net loss of $361 in the prior year period. The nine-month loss from operations increased $65, or 27%, to $306 compared to $241 in the prior year period.

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

Results of Operations

Revenue

For the three months ended September 30, 2022, product revenue was $91, a decrease of $10, or 10%, compared to product revenue of $101 in the prior year period. The decrease in revenue is primarily attributable to decreases in SOW transactional revenue compared to the prior year period. For the three months ended September 30, 2022, maintenance revenue was $142, a decrease of $39, or 21%, compared to maintenance revenue of $181 in the prior year period.

For the nine months ended September 30, 2022, product revenue was $244, a decrease of $38, or 13%, compared to product revenue of $282 in the prior year period. The decrease in product revenue is primarily due to the same factors for the three-month period discussed above. For the nine months ended September 30, 2022, maintenance revenue was $472, a decrease of $56, or 11%, compared to maintenance revenue of $528 in the prior year period. The decrease in maintenance revenue is primarily due to less maintenance contracts.

Cost of Sales

For the three months ended September 30, 2022, cost of sales was $46, an increase of $23, or 100%, compared to cost of sales of $23 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to maintenance contracts during the three months ended September 30, 2022, compared to the prior year period.

For the nine months ended September 30, 2022, cost of sales was $88, an increase of $5, or 6%, compared to cost of sales of $83 in the prior year period. The increase in cost of sales was due to an increase in direct labor related to revenue from SOW contracts, compared to the prior year period.

Operating expenses

Research and Development Expenses

For the three months ended September 30, 2022, research and development expense was $138, a decrease of $16, or 11%, compared to research and development expense of $156 in the prior year period. Research and development expenses consist primarily of salaries and related costs, outside engineering, maintenance items, and allocated facilities expenses. Total expenses, before allocations for the three months ended September 30, 2022, were $190, an increase of $6, or 4%, compared to $183 in the prior year period. The increase in gross expenses is primarily due to the increase in employee benefit during the year 2022.

For the nine months ended September 30, 2022, research and development expense was $443, an increase of $7, or 2%, compared to research and development expense of $436 in the prior year period. Total expenses, before allocations to cost of sales, for the nine months ended September 30, 2022, were $540, an increase of $12, or 2%, compared to $528 in the prior year period. The reasons for these increase during the nine-month period ended September 30, 2022, are the same as for the three-month period discussed above.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Sales and Marketing Expense

For the three months ended September 30, 2022, sales and marketing expense was $7, a decrease of $8, or 53%, compared to sales and marketing expense of $15 in the prior year period. For the nine months ended September 30, 2022, sales and marketing expense was $74, a decrease of $12, or 14%, compared to sales and marketing expense of $86 in the prior year period. These decreases are primarily attributable to a decrease in commission expense due to low renewal of maintenance contracts.

General and Administrative Expense

For the three months ended September 30, 2022, general and administrative expense was $108, a decrease of $22, or 17%, compared to general and administrative expense of $130 in the prior year period. The decrease was primarily due to a decrease in professional services, Investor relations and employee benefit expense from period to period.

For the nine months ended September 30, 2022, general and administrative expense was $417, a decrease of $29, or 7%, compared to general and administrative expense of $446 in the prior year period. The decrease was primarily due to the same as for the three-month period discussed above.

.

Other Income and Expense

For the three and nine months ended September 30, 2022, other expense was $0 and $0, respectively, a decrease of $125 and $125, respectively, compared to other expense of $125 and $125 for the three and nine months ended September 30, 2021. The decrease in other income for three and nine months of 2022 was due to no PPP loan waiver this year.

For the three months ended September 30, 2022, interest expense was $95, an increase of $10, or 12% compared to interest expense of $85 in the prior year period. For the nine months ended September 30, 2022, interest expense was $275, an increase of $31, or 13%, compared to interest expense of $244 in the prior year period. The increase in interest expense is primarily due to the increase in the amount of debt outstanding for the three and nine months ended September 30, 2022, compared to the prior year period.

Amortization of debt discount was $0 for the three- and nine-month periods ended September 30, 2022, compared to $0 in the same periods of the prior year, respectively.

Income tax expense for the three and nine months ended September 30, 2022, and 2021 were $0 and $1, respectively.

Liquidity and Capital Resources

On September 30, 2022, cash and cash equivalents totaled $71, compared to cash and cash equivalents of $40 on December 31, 2021. The increase in cash was due primarily to $16 used in operating activities offset by $3 in cash used in investing activities and $50 provided by financing for the nine-month period ended September 30, 2022. On September 30, 2022, total current assets were $158, compared to total current assets of $186 on December 31, 2021. On September 30, 2022, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $71.

On September 30, 2022, accounts receivable net, was $69, a decrease of $55 or 44%, compared to accounts receivable net of $124 on December 31, 2021. The decrease is due primarily due to faster collection times for accounts receivable.

On September 30, 2022, prepaid expenses and other current assets were $18, a decrease of $4, or 18%.

On September 30, 2022, total current liabilities were $5,840, an increase of $466, or 9%, compared to total current liabilities of $5,374 on December 31, 2021.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

On September 30, 2022, accounts payable was $376, a decrease of $2, or 1%, compared to accounts payable of $378 on December 31, 2021.

On September 30, 2022, accrued compensation was $59, a decrease of $10, or 14%, compared to accrued compensation of $69 on December 31, 2021.

On September 30, 2022, deferred revenue was $319, an increase of $123, or 63%, compared to deferred revenue of $196 on December 31, 2021. Deferred revenue primarily reflects advance payments for maintenance fees from the Company’s licensees that are recognized as revenue by the Company when all obligations are met or over the term of the maintenance agreement, whichever is longer. Deferred revenue is recorded when the Company receives advance payment from its customers.

In June 2022, the Company paid the second installment in the amount of $45 plus accrued interest of $4 of a note entered into associated with a settlement agreement dated July 1, 2020, with one of its vendors. The reaming $45 plus interest at the rate of 4% per annum is due in two installments, September of 2023.

The Company incurred $95 and $275, respectively, of interest expense for the three and nine months ended September 30, 2022, of which was $0 and $32, respectively, was paid in cash.

The Company had no material commitments as of September 30, 2022.

The Company has experienced recurring losses from operations that raise a substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to it when needed, or if available, will be available on favorable terms or in amounts required by it. If the Company is unable to obtain adequate capital resources to fund operations, it may be required to delay, scale back or eliminate some or all its operations, which may have a material adverse effect on the Company’s business, results of operations and ability to operate as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company did not enter any short-term security investments during the three and nine months ended September 30, 2022.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three and nine months ended September 30, 2022, and 2021, foreign currency translation gains and losses were insignificant.

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

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company considered these limitations during the development of its disclosure controls and procedures and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

iSign Solutions Inc.
Registrant

November 14, 2022	/s/ Michael Engmann
Date	Michael Engmann
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)