Form 10-K
period 2022-12-31
iSign Solutions Inc.
filed 2023-03-31
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

☐ Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

for the transition period from ___ to ___

Commission File No. 000-19301

iSign Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2790442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2033 Gateway Place, Suite 662, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of December 30, 2022, is approximately $1,657,254 based on the closing sales price of $0.35 on such date, as reported by OTC Markets Group Inc. The number of shares of Common Stock outstanding as of the close of business on March 31, 2023, is 6,333,400.

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

For the year ended December 31, 2022, total revenue was $987, a decrease of $91, or 8%, compared to total revenue of $1,078 in the prior year. For the year ended December 31, 2022, software product revenue was $332, a decrease of $41, or 11%, compared to product revenue of $373 in the prior year. Maintenance revenue for the year ended December 31, 2022, was $655, a decrease of $50, or -7%, compared to maintenance revenue of $705 in the prior year. The decrease in product revenue is due to decrease in SOW revenue in the year ended December 31, 2022.

For the year ended December 31, 2022, the net loss was $711, an increase of $225, or 46%, compared to a net loss of $486 in the prior year. For the year ended December 31, 2022, non-cash charges, consisting of interest expense, warrant expense and the amortization of debt discount were $372, an increase of $23, or 7%, compared to $349 in the prior year. For the year ended December 31, 2022, operating expenses were $1,326, a decrease of $13, or 1%, compared to operating expenses of $1,339 for the prior year. The increase in operating expenses resulted from none other income from PPP loan in the year ended December 31, 2022.

Core Technologies

The Company’s core technologies can be referred to as “transaction-enabling” and “business process workflow” technologies. These technologies include various forms of electronic signature methods, such as handwritten, biometric, click-to-sign and others, as well as technologies related to signature verification, authentication, cryptography and the logging of audit trails to prove signers’ intent. These technologies enable the appending of secure, legal and regulatory compliant electronic signatures coupled with an enhanced user experience, all at a fraction of the time and cost required by traditional, paper-based processes for signature capture.

Products

The Company’s enterprise-class SignatureOne® and iSign® suite of electronic signature solutions enable businesses to implement truly paperless, electronic signature-driven business processes. The aggregate of the software functionality enabling the digitization of end-to-end workflow processes is sometimes referred to as “digital transaction management” (DTM). Many applications provide electronic forms and allow users to fill-in information, but most of these applications still require users to print out a paper copy for a handwritten, ink signature. Solutions powered by iSign products allow legally binding electronic signatures to be added to digital documents, eliminating the need for paper to memorialize the completion, approval or authentication of the transaction. This allows users to reduce transaction times and processing costs.

The SignatureOne® and iSign® suite of products includes the following:

SignatureOne® Ceremony® Server

The SignatureOne® Ceremony® Server (“Ceremony Server”) provides a highly secure, scalable, patent-protected and streamlined electronic signature solution. Its flexible, easy-to-configure and agile workflow can be rapidly integrated via standard Web services to become an ultimate and cost efficientcost-efficient endpoint in true straight-through processing (the complete removal of paper from business processes) and to facilitate end-to-end management of multi-party approvals for PDF and XHTML documents. The Ceremony Server contains iSign’s core e-signature engine and signature ceremony management tools, andtools and can be seamlessly integrated with numerous ancillary products. Its key features include:

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

We believe that our software technologies, platforms and products are now competitive, and our research and development activities will remain at the core of our operations, we intend, going forward, to continue to invest a portion of our resources in sales and marketing activities.

Our research and development expense were $590 for the year ended December 31, 2022, and $547 for the year ended December 31, 2021.

Material Customers

Historically, the Company’s revenue has been derived from hundreds of customers, but a significant percentage of the revenue has been attributable to a limited number of customers. Three customers, as described in Note 2 to the Consolidated Financial statements, accounted for 21%, 28%, and 35%, respectively, of total revenue for the year ended December 31, 2022.

Seasonality of Business

The Company believes that the sale of its products is not subject to seasonal fluctuations.

Backlog

Backlog was approximately $203 and $215 at December 31, 2022, and 2021, respectively, representing advanced payments on product and service maintenance agreements.

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

Employees

As of December 31, 2022, the Company employed five full-time employees, one part time employee and six independent contractors. The Company has established longstanding strategic relationships that allow it to rapidly access product development and deployment capabilities that could be required to address most customer requirements. None of the Company’s employees are party to any collective bargaining agreements. We believe our employee relations are good.

Geographic Areas

For the years ended December 31, 2022, and 2021, sales in the United States as a percentage of total sales was 65% and 62%, respectively. At December 31, 2022, and 2021, long-lived assets located in the United States were $8 and $10, respectively. There were no long-lived assets located elsewhere as of December 31, 2022, and 2021.

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

The Company rents its principal facilities, consisting of approximately 120 square feet in San Jose, California, pursuant to a month-to-month arrangement.

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

		Sale Price Per Share
Year	Period	High	Low

2021	First Quarter	$0.51	$0.32
	Second Quarter	$0.59	$0.34
	Third Quarter	$2.49	$0.43
	Fourth Quarter	$2.30	$1.22
2022	First Quarter	$2.21	$0.93
	Second Quarter	$1.45	$0.75
	Third Quarter	$1.00	$0.55
	Fourth Quarter	$0.27	$0.07

Holders

As of March 31, 2023, there were approximately 124 holders of record of our Common Stock.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2022, the net loss aggregated approximately $1,197, and at December 31, 2022, the Company’s accumulated deficit was approximately $136,400.

For the year ended December 31, 2022, total revenue was $987, a decrease of $91, or 8%, compared to total revenue of $1,078 in the prior year. For the year ended December 31, 2022, software product revenue was $332, a decrease of $41, or 11%, compared to product revenue of $373 in the prior year. Maintenance revenue for the year ended December 31, 2022, was $655, a decrease of $50, or 7%, compared to maintenance revenue of $705 in the prior year. The decrease in product revenue is primarily attributable to the decrease in SOW revenue in the year ended December 31, 2022. The decrease in maintenance revenue is primarily attributable to existing customers renewing maintenance contracts at higher price points.

For the year ended December 31, 2022, operating expenses were $1,326, a decrease of $13, or 1%, compared to operating expenses of $1,339 in the prior year. The decrease in operating expenses resulted from reductions in the amortization of stock-based compensation and professional service expenses. For the year ended December 31, 2022, the loss from operations was $339, a decrease in loss of $78, or 30%, compared to a loss from operations of $261 in the prior year.

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

In April 2021, the Company re-paid $49 of Accounts Receivable Advances and $6 in accrued but unpaid 5% advance fees to an affiliate. In addition, the Company repaid to another affiliate $64 of Accounts Receivable Advances and $4 in accrued but unpaid 5% advance fees.

In June 2021, the Company paid the first installment in the amount of $40 plus accrued interest of $5 of a note entered into associated with a settlement agreement dated July 1, 2020, with one of its vendors. The remaining $90 plus interest at the rate of 4% per annum is due in two installments, June of 2022 and June of 2023.

On September 30, 2021, the Company issued a note to one an affiliate investor and received $75 in cash. The note bears interest at the rate of 20% per annum and is due upon demand.

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

In June 2022, the Company paid the second installment in the amount of $45 plus accrued interest of $4 of a note entered into associated with a settlement agreement dated July 1, 2020, with one of its vendors. The remaining $45 plus interest at the rate of 4% per annum is due in June of 2023

On April 20, 2022, the Company issued an aggregate of $70 in unsecured convertible notes, to related parties. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

On November 2022, the Company issued an aggregate of $35 in unsecured convertible notes to related parties. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

On December 2022, the Company issued an aggregate of $35 in unsecured convertible notes to related parties.. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

New Accounting Pronouncements

See Note 1, Notes to Consolidated Financial Statements included under Part IV, Item 15 of this report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported in its balance sheets and the amounts of revenue and expenses reported for each period presented are affected by these estimates and assumptions that are used for, but not limited to, revenue recognition, allowance for doubtful accounts, intangible asset impairments, fair value of financial instruments, stock-based compensation and valuation allowances on deferred tax assets. Actual results may differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used by the Company’s management in the preparation of the consolidated financial statements.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2022, and December 31, 2021, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2022, and December 31, 2021, there were no adjustments to carrying values of financial instruments during this period.

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

There are no derivatives arising from convertible securities during 2022 and 2021.

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company’s cash and cash equivalents, at December 31, consisted of the following:

	2022	2021
Cash in bank	$68	$40

Cash and cash equivalents	$68	$40

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity and mitigate risk of loss as to principal.

To date, accounts receivable has been derived principally from revenue earned from end users, manufacturers, and distributors of computer products in North America. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management’s expectations.

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

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $4 and $4 for the years ended December 31, 2022, and 2021, respectively.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charge was recorded during the years ended December 31, 2022, and 2021, respectively.

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

Revenue from contracts with customers is recognized using the following five steps:

a)	Identify the contract(s) with a customer.

b)	Identify the performance obligations (a good or service) in the contract.

c)	Determine the transaction price, for each performance obligation within the contract

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

Contracts may contain one or more performance obligations (a good or service). Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise, performance obligations will be combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2022, the Company recognized $195 of revenue that was included in deferred revenue at the beginning of the period.

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

Recurring Product revenue. The company has revenue contracts that allow the customer to utilize the Company’s signature software on an annual basis. Maintenance and support costs are included in the annual price to the customer. The customer has the right to renew or cancel the contract on an annual basis. Recurring revenue is recognized on a straight-line basis over the contract period, generally one year.

Maintenance and support. Maintenance and support services are satisfied ratably over time as the customer simultaneously receives and consumes the benefits of the services. As a result, support and maintenance revenue is recognized on a straight-line basis over the period of the contract.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. There were no advertising expenses for the years ended December 31, 2022, and 2021, respectively.

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

The number of shares of Common Stock subject to outstanding options and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2022	December 31, 2021
Common Stock subject to outstanding options	1,321	1,338
Common Stock subject to outstanding warrants	450	1,450
Common stock subject to outstanding convertible debt plus accrued interest	8,616	7,443

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2022 and 2021 were insignificant.

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

Results of Operations – Years Ended December 31, 2022, and December 31, 2021

Revenue

For the year ended December 31, 2022, total revenue was $987, a decrease of $91, or 8%, compared to total revenue of $1,078 in the prior year. For the year ended December 31, 2022, software product revenue was $332, a decrease of $41, or 11%, compared to product revenue of $373 in the prior year. Maintenance revenue for the year ended December 31, 2022, was $655, a decrease of $50, or 7%, compared to maintenance revenue of $705 in the prior year. The decrease in product revenue is primarily attributable to the decrease in SOW revenue in the year ended December 31, 2022. The decrease in maintenance revenue is primarily attributable to existing customers renewing maintenance contracts at higher price points.

Cost of Sales

For the year ended December 31, 2022, cost of sales was $117, a decrease of $17, or 13%, compared to cost of sales of $134 in the prior year. The decrease was primarily due to a decrease in direct engineering costs associated with the mix of engineering service and software product revenue during the year ended December 31, 2022, compared to the prior year.

Operating Expenses

Research and Development Expenses

For the year ended December 31, 2022, research and development expenses were $590, a decrease of $43, or 8%, compared to research and development expenses of $547 in the prior year. Research and development expenses consist primarily of salaries and related costs, outside contract engineering, maintenance items, and allocated facility expenses. For the year ended December 31, 2022, total research and development expenses before IT and cost of sales allocations were $719, an increase of $26, or 4%, compared to $693 of total research and development expenses before allocations in the prior year.

Sales and Marketing Expenses

For the year ended December 31, 2022, sales and marketing expenses were $75, a decrease of $21, or 22%, compared to sales and marketing expenses of $96 in the prior year. The decrease was primarily attributable to a decrease in the sales of commissionable customer accounts.

General and Administrative Expenses

For the year ended December 31, 2022, administrative expenses were $544, a decrease of $18, or 3%, compared to administrative expenses of $562 in the prior year. The decrease was mainly due to a decrease in stock related compensation expense the year ended December 31, 2022. The decreases were offset by increases in other overhead.

Other Income (Expense), Net

Other income (expense), net, for the year ended December 31, 2022, was $0, a decrease of $125, or 100%, compared to income of $125 in the prior year. The decrease in other income and expense is due primarily to the forgiveness of the paycheck protection program amount of $125.

Interest Expense

For the year ended December 31, 2022, related party interest expense was $161, an increase of $34, or 27%, compared to related party interest expense of $127 in the prior year. For the year ended December 31, 2022, other interest expense was $211, a decrease of $11, or 5%, compared to other interest expense of $222 in the prior year. The increase in interest expense is primarily due to the increase in borrowings and interest associated with increases in foreign revenues compared to the prior year period.

For the year ended December 31, 2022, the Company recorded $0 in debt discount amortization associated with its short-term borrowings. For the year ended December 31, 2022, the Company recorded $0 in debt discount amortization associated with its short-term borrowings, $0 of which is attributable to related parties and $0 of which is attributable to other investors. As of December 31, 2022, the entire amount of debt discount has been fully amortized.

The due date of the notes was extended again in November 2022 to December 31, 2023.

Liquidity and Capital Resources

At December 31, 2022, cash and cash equivalents totaled $68, compared to cash and cash equivalents of $40 at December 31, 2021. Net cash used by operating activities was $172. Cash of $203 was provided by financing activities, offset by $3 used in investing activities. At December 31, 2022, total current assets were $195, compared to total current assets of $186 at December 31, 2021. At December 31, 2022, the Company’s principal sources of funds included its aggregated cash and cash equivalents of $68.

Accounts receivable were $108 at December 31, 2022, a decrease of $16, or 13%, compared to accounts receivable of $124 at December 31, 2021. The decrease in accounts receivable is primarily attributable to collection of the bills in the year ended December 31, 2022, compared to the prior year.

Prepaid expenses and other current assets were $19 at December 31, 2022, a decrease of $3, or 14%, compared to prepaid expenses and other current assets of $22 at December 31, 2021. The decrease was due to Normal amortization of prepaid insurance amounts.

Short-term debt was $3,272 at December 31, 2022, an increase of $248, or 8%, compared to $3,024 in the prior year. See financing transactions below. Short term debt includes principal amount on notes for $3,046, accounts receivable advances of $181, and a vendor note of $45. The Company negotiated an extension of the due date of the notes to December 31, 2023.

Accounts payable were $371 at December 31, 2022, a decrease of $7, or 2%, compared to $378 at December 31, 2021. The decrease is due primarily to a decrease in professional services compared to the prior year.

There was no change in the amount of accrued compensation of $69 and deferred compensation of $219 at December 31, 2022, compared to the prior year. The deferred compensation amount represents amounts owed to former employees.

Other accrued liabilities including the long-term portion were $2,608 at December 31, 2022, compared to $2,096 at December 31, 2021, an increase of 512, or 24%. The increase is primarily attributable to the accrual of certain franchise taxes and professional service fees.

Deferred revenue was $185 at December 31, 2022, a decrease of $11, or 6%, compared to deferred revenue, of $196 at December 31, 2021. The decrease is primarily due to one customer renewing their maintenance contract on a time and material basis rather than an annual basis. The Company records deferred maintenance when the billing is collected.

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

In October 2022, the Company received, from related parties, advances aggregating $6 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 3% advance fee.

Debt:

In March 2021, the Company received, from related parties, advances aggregating $25 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 5% advance fee. The Company accrued $1 in advance fees recorded as interest expense on the Statement of Operations.

In April 2021, the Company re-paid $49 of Accounts Receivable Advances and $6 in accrued but unpaid 5% advance fees to an affiliate. In addition, the Company repaid to another affiliate $64 of Accounts Receivable Advances and $4 in accrued but unpaid 5% advance fees.

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

In June 2022, the Company paid the second installment in the amount of $45 plus accrued interest of $4 of a note entered into associated with a settlement agreement dated July 1, 2020, with one of its vendors. The remaining $45 plus interest at the rate of 4% per annum is due in June of 2023

On April 20, 2022, the Company issued an aggregate of $125 in unsecured convertible notes, $70 to related parties and $55 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

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

On November 2022, the Company issued an aggregate of $75 in unsecured convertible notes, $35 to related parties and $40 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

On December 2022, the Company issued an aggregate of $72 in unsecured convertible notes, $35 to related parties and $37 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

Contractual Obligations

The Company had no material commitments as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data

The Company’s audited consolidated financial statements for the years ended December 31, 2022, and 2021, and for each of the years in the two-year period ended December 31, 2022, begin on page F-1 of this Annual Report on Form 10-K, and are incorporated into this item by reference.

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

Management’s Remediation Initiatives

Management conducts a number of activities to address the material weaknesses noted above, including but not limited to the following:

●	Key managers and accounting personnel work closely with our independent audit firm in evaluating our progress in remediating our material weaknesses with oversight by the audit committee.

●	Evaluate control procedures on an ongoing basis, and, where possible, modify those control procedures to improve oversight.

●	Evaluate, and, where possible, employ additional third-party resources that can provide oversight support within the Company’s budget constraints; and

●	As the Company grows its business and the cash flow necessary to hire additional accounting personnel, management expects to pursue and implement such additional hires.

Elements of our remediation plan can only be accomplished over time, and we can offer no assurances that those initiatives will ultimately have the intended effects. Ultimately, revenue growth and performance improvements are the most likely avenue to greater resources that will improve the Company’s internal controls.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information concerning the Company’s directors and executive officers:

Name	Age	Positions with the Company
Philip S. Sassower	83	Co-Chairman and Chief Executive Officer
Michael Engmann	74	Co-Chairman and Chief Operating & Financial Officer
Andrea Goren	55	Director
Francis J. Elenio	56	Director
Stanley Gilbert	83	Director
Jeffrey Holtmeier	64	Director
David E. Welch	76	Director

The business experience of each of the directors and executive officers for at least the past five years includes the following:

Philip S. Sassower has served as the Company’s Chairman and Chief Executive Officer since August 2010, and Co-Chairman since October 2015. Mr. Sassower is a Managing Director of SG Phoenix LLC, a private equity firm, and has served in that capacity since May 2003. Mr. Sassower has also been Chief Executive Officer of Phoenix Enterprises LLC, a private equity firm, and has served in that capacity since 1996. Mr. Sassower is co-manager of the managing member of Phoenix Venture Fund LLC. Mr. Sassower’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience. Mr. Sassower was elected to be the Chairman of the Board of Birch Wathen Lenox School, NY, NY in May 2022. Mr. Sassower has developed extensive experience working with management teams and boards of directors, and in acquiring, investing in, and building companies and implementing changes.

Michael Engmann has served as the Company’s CFO since July 2021, Co-Chairman since October 2015, and as the Company’s Chief Operating Officer since May 2017. Mr. Engmann is Chairman of Engmann Options; a family trading and investment holding company and has served in that capacity since 1978. Mr. Engmann has approximately 40 years of experience in building successful financial service companies. He began his career as a trader and was one of the early market-makers in the Pacific Stock Exchange’s options program. He (i) founded, in 1980, Sage Clearing Corporation, a stock and options clearing company for professional traders, which was sold to ABN Amro Inc. in 1988, (ii) founded, in 1982, Preferred Trade, Inc., a broker-dealer providing research and trade execution services, which was sold to Fimat in May 2005, and (iii) acquired in 2001 Revere Data LLC, a global financial and market data company, which was sold to Factset in2013. Mr. Engmann’s qualifications to serve on the Board of Directors include more than 40 years of business and investment experience.

Andrea Goren has served as a director since August 2010. Mr. Goren held the office of the Company’s Chief Financial Officer from December 2010 to June of 2021. Mr. Goren was named Chief Financial Officer of INVO Bioscience, Inc. (NASDAQ: INVO), a medical device company, in June 2021 and is a Managing Director of SG Phoenix LLC, a private equity firm, since May 2003. Mr. Goren is co-manager of the managing member of Phoenix Venture Fund LLC, the Company’s largest shareholder. Prior to that, Mr. Goren served as Vice President of Shamrock International, Ltd., a private equity firm. Mr. Goren was a director of Xplore Technologies Corp. (NASDAQ: XPLR) from December 2004 to July 2018, and a director of The Fairchild Corporation (NYSE: FA) from May 2008 to January 2010. Mr. Goren’s qualifications to serve on the Board of Directors include his experience and knowledge acquired in over 23 years of private equity investing and his extensive experience working with management teams and boards of directors.

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

Stanley L. Gilbert has served as a director since October 2011. Mr. Gilbert has 56 years of experience as a lawyer with primary specialties in wills, trusts, estate planning and administration, as well as tax planning. Mr. Gilbert is Founder and has been President of Stanley L. Gilbert PC since 1982. Mr. Gilbert has also been a partner of a number of law firms, including Nager Korobow, Bell Kallnick Klee and Green, and Migdal Pollack Rosenkrantz and Sherman. Mr. Gilbert has served as a Director of Planned Giving at Columbia University Medical Center’s Nathaniel Wharton Fund, which supports a broad variety of projects in basic research, clinical care and teaching since 2001. Mr. Gilbert was elected by a majority of iSign’s Series B Preferred Stock and Series C Preferred stockholders voting together as a separate class on an as converted to Common Stock basis and serves on iSign’s audit and compensation committees. Mr. Gilbert’s qualifications to serve on the Board of Directors include his significant tax and accounting expertise acquired through his years of practicing law.

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

Item 11. Executive Compensation

Summary Compensation Table (in dollars)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip S Sassower,	2022	–	(1)	–	–	–	–	–	–	–
Co-Chairman and CEO	2021	–	(1)	–	–	–	–	–	–	–

Michael Engmann,	2022	–	(2)	–	–	–	–	–	–	–
CFO, President and COO	2021	–	(2)	–	–	–	–	–	–	–

Andrea Goren,	2022	–	(3)	–	–	–	–	–	–	–
Director	2021	–	(3)	–	–	–	–	–	–	–

1.	Mr. Sassower was appointed Chairman of the Board and Chief Executive Officer on August 5, 2010, and Co-Chairman since October 2015. Mr. Sassower receives no salary compensation.

2.	Mr. Engmann was appointed Chief Financial Officer on June of 2021 and President and Chief Operating Officer on May 15, 2017. Mr. Engmann receives no salary compensation from the Company.

3.	Mr. Goren resigned as Chief Financial Officer in June of 2021. Mr. Goren received no compensation from the Company.

4.	The amounts, if any, provided in this column represent the aggregate grant date fair value of option awards granted to our officers, as calculated in accordance with FASB ASC Topic 718, Stock Compensation. In accordance with applicable regulations, the value of such options does not reflect an estimate for features related to service-based vesting used by the Company for financial statement purposes.

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

Outstanding Equity Awards at December 31, 2022

The following table summarizes the outstanding equity award holdings held by our named executive officers. The amounts are not stated in thousands.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Philip S. Sassower, Co-Chairman and CEO	168,000	(1)	14,994	$0.68	8/9/2025

Michael Engmann, President and COO & CFO	158,000	(3)	14,994	$0.67	8/9/2025

Andrea Goren, Director	186,000	(5)	14,994	$0.69	8/9/2025

(1)	Mr. Sassower’s 108,000 options were issued on August 9, 2018. The options have a seven-year life and vest quarterly over three years.

(2)	Mr. Sassower’s 60,000 options were issued on August 11, 2020. The options have a seven-year life and vest quarterly over three years.

(3)	Mr. Engmann’s 98,000 options were issued on August 9, 2018. The options have a seven-year life and vest quarterly over three years.

(4)	Mr. Engmann’s 60,000 options were issued on August 11, 2020. The options have a seven-year life and vest quarterly over three years.

(5)	Mr. Goren’s 126,000 options were issued on August 9, 2018. The options have a seven-year life and vest quarterly over three years.

(6)	Mr. Goren’s 60,000 options were issued on August 11, 2020. The options have a seven-year life and vest quarterly over three years.

Option Exercises and Stock Vested

There were no stock options exercised during the twelve months ended December 31, 2022, and 2021.

Director Compensation

The non-employee directors of the Company’s received no compensation for the year ended December 31, 2022:

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2022, with respect to the beneficial ownership of (i) any person known to be the beneficial owner of more than 5% of any class of voting securities of the Company, (ii) each director and director nominee of the Company, (iii) each of the current executive officers of the Company named in the Summary Compensation Table under the heading “Executive Compensation” and (iv) all directors and executive officers of the Company as a group. Except as indicated in the footnotes to this table (i) each person has sole voting and investment power with respect to all shares attributable to such person and (ii) each person’s address is c/o iSign Solutions, Inc., 2033 Gateway Place, Suite 662, San Jose California 95110-1413. The amounts are not stated in thousands.

	Common Stock
Name of Beneficial Owner	Number of Shares (1)	Percent Of Class (1)
Philip S. Sassower (2)	1,723,968	26.52%
Andrea Goren (3)	1,577,834	23.31%
Stanley Gilbert (4)	163,923	2.56%
Jeffrey Holtmeier (5)	55,329	*
David E. Welch (6)	52,452	*
Michael W. Engmann (7)	1,266,366	19.00%
Francis Elenio (8)	51,668	*
All directors and executive officers as a group (7 persons) (9)	3,819,070	51.22%
5% Shareholders
Phoenix Venture Fund LLC (10)	1,072,440	16.91%

*	Less than 1%.

1.	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assumes the exercise or conversion of all options, warrants and other securities convertible into Common Stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 15, 2023. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of March 15, 2023 or securities convertible into Common Stock within 60 days of March 15, 2023 are deemed outstanding and held by the holder of such shares of Common Stock, options and warrants for purposes of computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person. The percentage of beneficial ownership of Common Stock beneficially owned is based on shares of Common Stock. The shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock stated in these columns assume conversion of all outstanding options and warrants into shares of Common Stock.

2.	Represents (a) 1,565,964 shares of Common Stock, (b) 158,004 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023 (see table below for details), including securities beneficially owned by SG Phoenix LLC, Phoenix Ventures LLC and Phoenix Enterprises Family Fund LLC. Please see footnote 11 below for information concerning shares of Common Stock beneficially owned by Phoenix. Along with Mr. Goren, Mr. Sassower is the co-manager of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower may be deemed to be the beneficial owner of the shares owned by Phoenix Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein. Mr. Sassower’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Philip Sassower	SG Phoenix LLC	Phoenix Ventures, LLC	Phoenix Enterprise Family Fund LLC	Total
Common shares	487,541	230,789	841,651	5,983	1,565,964
Stock Options	158,004	─	─	─	158,004
Total	645,545	230,789	841,651	5,983	1,723,968

3.	Represents (a) 1,151,830 shares of Common Stock, (b) 176,004 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023, and (b) 250,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of March 15, 2023 (see table below for details), including securities beneficially owned by Andax LLC, SG Phoenix LLC, Phoenix Ventures LLC, and Mr. Goren. Please see footnote 11 below for information concerning Phoenix’s beneficial ownership. Mr. Goren is managing member Andax LLC and disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. Along with Mr. Sassower, Mr. Goren is the co-manager of SG Phoenix Ventures LLC, which has the power to vote and dispose of the shares held by Phoenix and accordingly, Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix except to the extent of their respective pecuniary interests therein. Mr. Goren’s address is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Andrea Goren	Andax, LLC	SG Phoenix LLC	Phoenix Ventures, LLC	Total
Common shares	38,162	41,228	230,789	841,651	1,151,830
Stock Options	176,004	─	─	─	161,010
Warrants	250,000	─	─	─	250,000
Total	464,166	41,228	230,789	841,651	1,577,834

4.	Represents (a) 112,255 shares of Common Stock, and (b) 51,668 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023 (see table below for details). As manager of Galaxy LLC, Mr. Gilbert has the power to vote and dispose of the shares of Common Stock held by Galaxy LLC, and, accordingly, Mr. Gilbert may be deemed to be the beneficial owner of the shares owned by Galaxy LLC.

	Stanley Gilbert	Galaxy LLC	Mrs. Gilbert	Total
Common shares	109,111	1,426	1,718	112,255
Stock options	51,668	─	─	51,668
Total	160,779	1,426	1,718	163,293

5.	Represents (a) 3,661 shares of Common Stock and (b) 51,668 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023. As manager of Genext, Mr. Holtmeier has the power to vote and dispose of the shares of Common Stock held by Genext, and, accordingly, Mr. Holtmeier may be deemed to be the beneficial owner of the shares owned by CUBD and Genext.

6.	Represents 51,668 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

7.	Represents (a) 943,332 shares of Common Stock beneficially owned by Mr. Engmann, (b) 148,004 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023, and (c) an aggregate of 175,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 15, 2023, beneficially owned by Mr. Engmann. See the following table for more detail. Mr. Engmann’s address is 220 Bush Street, No. 660, San Francisco, CA 94104.

	Michael Engmann	Brad W Engmann	Sean Engmann	Douglas J Engmann	MDNH Partners, LP	KENDU Partners Company	Total
Common shares	611,366	71,942	73,467	66,537	119,026	994	943,332
Stock Options	148,004				─	─	148,004
Warrants	175,000					─	175,000
Total	943,370	71,942	73,467	66,537	119,026	994	1,266,366

8.	Represents 52,452 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023.

9.	Includes (a) 2,704,602 shares of Common Stock beneficially owned, (b) 689,468 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 15, 2023, and (c) an aggregate of 425,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of March 15, 2023. The aforementioned includes 1,072,440 shares of Common Stock beneficially owned by Phoenix. Please see footnote 10 below for information concerning shares of Common Stock beneficially owned by Phoenix. Mr. Sassower and Mr. Goren are the co-managers of SG Phoenix Ventures LLC, which has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, accordingly, Mr. Sassower and Mr. Goren may be deemed to be the beneficial owner of the shares owned by Phoenix. SG Phoenix Ventures LLC, Mr. Sassower and Mr. Goren each disclaim beneficial ownership of the shares owned by Phoenix, except to the extent of their respective pecuniary interests therein.

10.	SG Phoenix Ventures LLC is the Managing Member of Phoenix, with the power to vote and dispose of the shares of Common Stock held by Phoenix. Accordingly, SG Phoenix Ventures LLC may be deemed to be the beneficial owner of such shares. Andrea Goren is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. Philip Sassower is the co-manager of SG Phoenix Ventures LLC, has the shared power to vote and dispose of the shares of Common Stock held by Phoenix and, as such, may be deemed to be the beneficial owner of the common shares owned by Phoenix and by SG Phoenix LLC, of which he is a member. SG Phoenix Ventures LLC, Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by Phoenix, and Mr. Goren and Mr. Sassower each disclaim beneficial ownership of the shares owned by SG Phoenix LLC, except to the extent of their respective pecuniary interests therein. The address of these stockholders is 70 East 55th Street, 10th Floor, New York, NY 10022.

	Phoenix Venture Fund LLC	SG Phoenix LLC	Total
Common shares	841,651	230,789	1,072,440

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price Of Outstanding Options and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders

2011 Stock Compensation Plan (1)	1,296,984	$0.59	452,966

1.	There are 1,000 shares held in the 2011 Stock Compensation Plan not approved by the Security holders.

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

Related Party Transactions

Phoenix is the beneficial owner of approximately 16.9% of the Common Stock of the Company when calculated in accordance with Rule 13d-3

On April 20, 2022, the Company issued an aggregate of $70 in unsecured convertible notes to related parties. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

On November 2022, the Company issued an aggregate of $35 in unsecured convertible notes to related parties. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

On December 2022, the Company issued an aggregate of $35 in unsecured convertible notes to related parties. and $37 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

There were no stock option grants to affiliates of the Company during the twelve months ended December 31, 2022.

Debt discount amortization associated with the Company’s indebtedness for the years ended December 31, 2022, and 2021, was $0 and $0, respectively, of which $0 and $0, respectively, was related party expense.

Interest expense associated with the Company’s indebtedness for the years ended December 31, 2022, and 2021, was $372 and $267 respectively, of which $161 and $122, respectively, was related party expense.

Item 14. Principal Accounting Fees and Services

Audit and other Fees. M&K, PLLC has been the Company’s auditors since June 2020. Armanino LLP was the Company’s auditors since from August 2014. During fiscal years 2022 and 2021, the fees for audit and other services performed by M&K PLLC and Armanino LLP for the Company were as follows:

	M&K PLLC						Armanino LLP
Nature of Service	2022			2021			2022			2021
Audit Fees		$25,000	60%		$9,000.00	38%	$	─	─ %	$	─	─ %
Audit-related Fees		$16,500	40%		$15,000.00	63%	$	─	─ %		$3,775.00	19%
Tax Fees	$	─	─ %	$	─	─ %		$15,965.00	96%		$14,500.00	72%
All Other Fees	$	─	─ %	$	─	─ %		$690.00	4%		$1,795.00	9%
Total		$41,500	100%		$24,000.00	100%		$16,655.00	100%		$20,070.00	100%

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

●	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b)	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC as indicated below:

Exhibit Number	Document
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibits 3.1, 3.2, 3.3 and 3.4 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (authorizing the reclassification of the Class A Common Stock and Class B Common Stock into one class of Common Stock) filed with the Delaware Secretary of State on November 1, 1991, incorporated herein by reference to Exhibit 3 to Amendment 1 on Form 8 to the Company’s Form 8-A (File No. 000-19301).
3.3	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State June 12, 1998, incorporated herein by reference to Exhibit 10.24 to the Company’s 1998 Form 10-K filed on April 6, 1999.
3.4	By-laws of the Company adopted on October 6, 1986, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 10 (File No. 000-19301).
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock filed with the Delaware Secretary of State August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1 filed on December 28, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.12	Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 30, 2008, incorporated herein by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

Exhibit Number	Document
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.

Exhibit Number	Document
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 16, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 16, 2016.
†4.10	1999 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed on September 19, 2008.
4.11	Form of Convertible Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 3, 2004.
4.12	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2004.
4.13	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 12, 2006.
4.14	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on August 12, 2006.
4.15	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on February 9, 2007.
4.16	Form of Warrant issued by the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on February 9, 2007.
4.17	Form of Promissory Note issued by the Company, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on June 20, 2007.
4.18	Form of Warrant issued the Company, incorporated herein by reference to Exhibit 10.37 to the Company’s Form 8-K filed on June 20, 2007.
4.19	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.20	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.21	Form of Secured Promissory Note issued by the Company dated June 5, 2008, incorporated herein by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.

Exhibit Number	Document
4.22	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
4.23	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
4.24	Form of Secured Promissory Note issued by the Company dated May 28, 2009, incorporated herein by reference to Exhibit 4.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.25	Form of Additional Secured Promissory Note, incorporated herein by reference to Exhibit 4.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.26	Form of Common Stock Purchase Warrant issued by the Company, incorporated herein by reference to Exhibit 4.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.27	Form of Additional Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.27 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
4.28	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.28 to the Company’s Annual Report on Form 10-K filed on March 31, 2022.
10.24	Form of Note and Warrant Purchase Agreement dated October 28, 2004, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2004.
10.25	Form of Registration Rights Agreement dated October 28, 2004, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2004.
10.26	Form of Note and Warrant Purchase Agreement dated August 10, 2006, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on August 12, 2006.
10.27	Form of Registration Rights Agreement dated August 10, 2006, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on August 12, 2006.
†††10.28	Amendment dated May 31, 2005 to the License agreement dated December 22, 2000 between the Company and eCom Asia Pacific, Ltd., incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K/A filed on September 15, 2005.
10.36	Form of Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on February 5, 2007.
10.37	Form of Registration Rights Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on February 5, 2007.
10.38	Amendment to the Note and Warrant Purchase Agreement dated February 5, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on March 15, 2007.
10.39	Form of Note and Warrant Purchase Agreement dated June 15, 2007, by and among the Company and the Purchasers identified therein, incorporated herein by reference to Exhibit 10.34 to the Company’s Form 8-K filed on June 15, 2007.
10.40	Form of Registration Rights Agreement dated June 15, 2007, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.35 to the Company’s Form 8-K filed on June 15, 2007.
10.41	Form of Securities Purchase and Registration Rights Agreement dated August 24, 2007, by and among the Company and Phoenix Venture Fund LLC, incorporated herein by reference to Exhibit 10.36 to the Company’s Form 8-K filed on August 27, 2007.

Exhibit Number	Document
†10.42	Consulting Agreement dated January 9, 2008 between the Company and GS Meyer & Associates LLC - Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 12, 2007.
10.43	Credit Agreement dated June 5, 2008, by and among the Company and the Lenders Party Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.44	Pledge and Security Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.45	Securities Purchase Agreement dated June 5, 2008, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
10.46	Amendment No. 1 to Credit Agreement dated May 28, 2009, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.47	Amendment No. 1 to Registration Rights Agreement dated May 28, 2009, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.48	Salary Reduction Plan for Executive Officers of Communication Intelligence Corporation under Amendment No. 1 to Credit Agreement dated May 28, 2009, incorporated herein by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
10.53	Amendment No. 3 to Credit Agreement dated July 22, 2010, by and among the Company, the Lenders and Additional Lenders Parties Hereto and SG Phoenix as Collateral Agent, incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.54	Amendment No. 3 to Registration Rights Agreement dated July 22, 2010, by and among the Company and the parties identified therein, incorporated herein by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.55	Registration Rights Agreement dated August 5, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.56	Investor Rights Agreement dated August 5, 2010, by and among the Company and Phoenix Venture Fund LLC, SG Phoenix LLC, Michael Engmann, Ronald Goodman, Kendu Partners Company and MDNH Partners L.P., incorporated herein by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
10.57	Securities Purchase Agreement dated December 9, 2010, by and among the Company, Phoenix Venture Fund LLC, and the Investors signatory thereto, incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed on December 9, 2010.
10.58	Registration Rights Agreement dated December 31, 2010, by and among the Company and the Persons Executing the Agreement as Investors, incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on January 6, 2011.
10.59	Form of Subscription Agreement dated March 31, 2011, by and among the Company and the Person Executing the Agreement as Subscribers, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.60	Amendment No. 1 to Registration Rights Agreement dated March 31, 2011, by and among the Company and the Persons Executing the Agreement as Required Holders, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.61	Note and Warrant Purchase Agreement dated September 20, 2011, incorporated herein by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011.

Exhibit Number	Document
10.62	Note and Warrant Purchase Agreement dated December 2, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 30, 2012.
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 15, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
14.1	Code of Ethics, incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 30, 2004.
*21.1	Schedule of Subsidiaries.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Indicates management contract or compensatory plan, contract or arrangement.

††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 1999, filed pursuant to the Exchange Act.

†††	Confidential treatment of certain portions of this exhibit have been requested from the SEC pursuant to a request for confidentiality dated March 30, 2006 filed pursuant to the Exchange Act.

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
Michael Engmann
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)

Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 31, 2023.

Date	Signature	Title

March 31, 2023	/s/ Philip S. Sassower	Co-Chairman and Chief Executive Officer
	Philip S. Sassower	(Principal Executive Officer)

March 31, 2023	/s/ Michael Engmann	Co-Chairman, Chief Operating Officer, and Chief Financial Officer
	Michael Engmann	(Principal Financial and Accounting Officer)

March 31, 2023	/s/ Andrea Goren	Director
Andrea Goren

March 31, 2023	/s/ Francis J. Elenio	Director
Francis J. Elenio

March 31, 2023	/s/ Stanly Gilbert	Director
Stanley Gilbert

March 31, 2023	/s/ Jeffrey Holtmeier	Director
Jeffrey Holtmeier

March 31, 2023	/s/ David Welch	Director
David Welch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of iSign Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSign Solutions, Inc. (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years then ended and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Transactions and Recognition

Auditing the Company’s treatment of revenue required significant judgment regarding the application of ASC 606 revenue recognition criteria.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that contracts require management’s evaluation and application of ASC 606 such as allocating the standalone transactions prices of the company’s performance obligations to contracts with customers.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

March 31, 2023

iSign Solutions Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	68	40
Accounts receivable, net of allowance of $0 and $0 at December 31, 2022, and 2021, respectively	108	124
Prepaid expenses and other current assets	19	22
Total current assets	195	186
Property and equipment, net	4	5
Other assets	4	5
Total assets	$203	$196

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$371	$378
Short–term debt – related party	1,547	1,177
Short-term debt – other	1,725	1,847
Accrued compensation	69	69
Deferred compensation	219	219
Other accrued liabilities	1,850	1,488
Deferred revenue	185	196
Total current liabilities	5,966	5,374

Long-term debt – other	─	45
Other long-term liabilities	758	608

Total liabilities	6,724	6,027

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,333 issued and outstanding at December 31, 2022, and 6,322 at December 31, 2021,	63	63
Treasury shares, 5 at December 31, 2022and December 31, 2021, respectively	(325)	(325)
Additional paid-in-capital	130,141	130,120
Accumulated deficit	(136,400)	(135,689)
Total stockholders’ deficit	(6,521)	(5,831)
Total liabilities and stockholders’ deficit	$203	$196

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenue:
Product	$332	$373
Maintenance	655	705
Total revenue	$987	1,078
Operating costs and expenses:
Cost of sales:
Product	4	59
Maintenance	113	75
Research and development	590	547
Sales and marketing	75	96
General and administrative	544	562
Total operating costs and expenses	1,326	1,339

Loss from operations	(339)	(261)

Other income, net	─	125
Interest expense:
Related party	(161)	(127)
Other	(211)	(222)
Loss before income tax	(711)	(485)
Income tax expense	─	(1)
Net loss	$(711)	$(486)
Basic and diluted loss per common share	$(0.11)	$(0.08)
Weighted average common shares outstanding, basic and diluted	6,332	6,048

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2022	2021

Net loss:	$(711)	$(486)
Other comprehensive income, net of tax	─	─

Total comprehensive loss	$(711)	$(486)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

(In thousands)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulative	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2020	5,762	58	5	(325)	129,783	(135,203)	(5,687)
Stock based compensation	−	−	−	−	63	−	63
Settlement of deferred salary	560	5	−	−	274	−	279
Net loss	−	−	−	−	−	(486)	(486)
Balance December 31, 2021	6,322	63	5	(325)	130,120	(135,689)	(5,831)
Stock based compensation	─	−	−	−	21	−	21
Cashless exercise of warrants	11	−	−	−	−	−	−
Net loss	─	−	−	−	−	(711)	(711)
Balance December 31, 2022	6,333	63	5	(325)	130,141	(136,400)	(6,521)

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(711)	$(486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	4
Stock-based compensation	21	63
Forgiveness of debt related to Paycheck Protection Program plus accrued interest	−	(125)
Changes in operating assets and liabilities:
Accounts receivable, net	16	(24)
Prepaid expenses and other current assets	4	(12)
Accounts payable	(7)	25
Accrued compensation	−	(13)
Other accrued liabilities	512	498
Deferred revenue	(11)	(19)
Net cash used in operating activities	(172)	(89)

Cash flows from investing activities:
Acquisition of property and equipment	(3)	(4)
Net cash used in investing activities	(3)	(4)

Cash flows from financing activities:
Proceeds from issuance of short-term debt – related party	140	175
Proceeds from issuance of short-term debt – other	232	95
Proceeds from advances on accounts receivable – related party	6	136
Payment of advances on accounts receivable – related party	(30)	(199)
Payment of advances on accounts receivable – other	(145)	(100)
Net cash provided by financing activities	203	107

Net increase (decrease) in cash and cash equivalents	28	14
Cash and cash equivalents at beginning of period	40	26
Cash and cash equivalents at end of period	$68	$40

See accompanying notes to these Consolidated Financial Statements

iSign Solutions Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental disclosure of cash flow information:

	December 31,
	2022		2021

Supplementary disclosure of cash flow information
Interest paid		$32	$6
Income taxes paid	$	−	$1
Accounts receivable advance converted to convertible note	$	−	$15

Non-cash financing and investing transactions
Long-term deferred compensation settled for Common Stock	$	−	$279

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

Going concern and management plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Except for 2004, the Company has incurred significant losses since its inception and, at December 31, 2022, the Company’s accumulated deficit was $136,400. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of December 31, 2022, the Company’s cash balance was $68. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s assets and liabilities measured at fair value, whether recurring or non-recurring, at December 31, 2022, and December 31, 2021, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

Fair Value of Financial Instruments:

The Company carries financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 31, 2022, and December 31, 2021, there were no adjustments to carrying values of financial instruments during this period.

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

There are no derivatives arising from convertible securities during 2022 and 2021.

Cash and cash equivalents:

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company’s cash and cash equivalents, at December 31, consisted of the following:

	2022	2021
Cash in bank	$68	$40

Cash and cash equivalents	$68	$40

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. This diversification of risk is consistent with Company policy to maintain liquidity and mitigate risk of loss as to principal.

To date, accounts receivable has been derived principally from revenue earned from end users, manufacturers, and distributors of computer products in North America. The Company performs periodic credit evaluations of its customers and does not require collateral. The Company maintains reserves for potential credit losses; historically, such losses have been within management’s expectations.

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

Property and equipment, net:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over their estimated useful lives, not to exceed the term of the related lease. The cost of additions and improvements is capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense was $4 and $4 for the years ended December 31, 2022, and 2021, respectively.

Long-lived assets:

The Company evaluates the recoverability of its long-lived assets at least annually or whenever circumstances or events indicate such assets might be impaired. The Company would recognize an impairment charge in the event the net book value of such assets exceeded the future undiscounted cash flows attributable to such assets. No such impairment charge was recorded during the years ended December 31, 2022, and 2021, respectively.

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

Revenue from contracts with customers is recognized using the following five steps:

a)	Identify the contract(s) with a customer.

b)	Identify the performance obligations (a good or service) in the contract.

c)	Determine the transaction price, for each performance obligation within the contract

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

Contracts may contain one or more performance obligations (a good or service). Performance obligations are accounted for separately if they are distinct. A good or service is distinct if the customer can benefit from the good or service either on its own or together with other resources readily available to the customer, and the good or service is distinct in the context of the contract. Otherwise, performance obligations will be combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct.

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

Deferred revenue represents the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration from the customer. Our payment terms do not vary by the type of products or services offered. The term between invoicing and when payment is due is not significant. During the year ended December 31, 2022, the Company recognized $195 of revenue that was included in deferred revenue at the beginning of the period.

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

Recurring Product revenue. The company has revenue contracts that allow the customer to utilize the Company’s signature software on an annual basis. Maintenance and support costs are included in the annual price to the customer. The customer has the right to renew or cancel the contract on an annual basis. Recurring revenue is recognized on a straight-line basis over the contract period, generally one year.

Maintenance and support. Maintenance and support services are satisfied ratably over time as the customer simultaneously receives and consumes the benefits of the services. As a result, support and maintenance revenue is recognized on a straight-line basis over the period of the contract.

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

Marketing:

The Company expenses advertising (marketing) costs as incurred. These expenses are outbound marketing expenses associated with participation in industry events, related sales collateral and email campaigns aimed at generating customer participation in webinars. There were no advertising expenses for the years ended December 31, 2022, and 2021, respectively.

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

The number of shares of Common Stock subject to outstanding options and shares issuable upon exercise of warrants excluded from the calculation of loss per share as their inclusion would be anti-dilutive are as follows:

	December 31, 2022	December 31, 2021
Common Stock subject to outstanding options	1,321	1,338
Common Stock subject to outstanding warrants	450	1,450
Common stock subject to outstanding convertible debt plus accrued interest	8,616	7,443

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

Net foreign currency transaction gains and losses are included in interest and other income, net in the accompanying consolidated statements of operations. Foreign currency transaction gains and losses in 2022 and 2021 were insignificant.

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

Recently issued accounting pronouncements:

Accounting Standards Update No. 2021-10, Government Assistance (Topic 832). The amended guidance in this update was issued in November 2021to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The disclosures about government assistance in the notes to financial statements will provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects for future cash flows. The amendments in update 2021-10 are effective for all entities within its scope for financial statements for annual periods issued beginning after December 15, 2021. Early application of the amendments is permitted.

Other Accounting Standards Updates issued in 2022 are not currently applicable to the Company, therefore implementation would not be expected to have a material impact on the Company’s financial position, results of operations and cash flows.

2.	Concentrations:

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of December 31,		Total Revenue for the year ended December 31,
	2022	2021	2022	2021
Customer #1	79%	83%	35%	40%
Customer #2	−	−	28%	25%
Customer #3	−	−	21%	19%
Customer #4	19%	16%	− %	−
Total concentration	98%	99%	84%	84%

The following table summarizes sales concentrations:

	December 31, 2022	December 31, 2021
Sales within the United States	35%	38%
Sales outside of the United States	65%	62%
Total	100%	100%

3.	Property and equipment:

Property and equipment, net at December 31, consists of the following:

	2022	2021
Computer equipment and software	$32	$29
Less accumulated depreciation and amortization	(28)	(24)
	$4	$5

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

4.	Other accrued liabilities:

The Company records other liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents and services.

The Company had the following other accrued liabilities at December 31:

	2022	2021
Accrued interest	$1,507	$1,170
Delaware Franchise tax	289	264
Other	54	54
Total	$1,850	$1,488

The Company had the following other long-term accrued liabilities at December 31:

	2022	2021
Management fees	$758	$608
Other long –term liabilities	−	45
Total	$758	$653

5.	Debt:

The table below break down the Company’s debt into its related components as of December 31:

	2022				2021
	Advances		Note Payable	Total	Advances	Note Payable	Total
Short-term debt related party		$180	$1,367	$1,547	$205	$972	$1,177
Short-term debt other	$	−	$1,725	$1,725	$50	$1,797	$1,847

Advances:

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

In October 2022, the Company received, from related parties, advances aggregating $6 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 3% advance fee.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

Notes Payable:

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

On September 30, 2021, the Company issued a note to one a related party investor and received $75 in cash. The note bears interest at the rate of 20% per annum and is due upon demand following ten calendar days prior written notice starting on January 1, 2022.

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

In June 2022, the Company paid the second installment in the amount of $45 plus accrued interest of $4 of a note entered into associated with a settlement agreement dated July 1, 2020, with one of its vendors. The remaining $45 plus interest at the rate of 4% per annum is due in June of 2023.

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

On November 2022, the Company issued an aggregate of $75 in unsecured convertible notes, $35 to related parties and $40 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

On December 2022, the Company issued an aggregate of $72 in unsecured convertible notes, $25 to related parties and $47 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

During the twelve months ended December 31, 2022, the Company accrued $372 of interest expense, $275 associated with the notes, of which $122 was to related parties and $154 was to other investors. And for the twelve months ended December 31, 2021, the Company accrued $349 of interest expense, $305 associated with the notes, of which $126 was to related parties and $179 was to other investors.

The Company recorded $0 in debt discount amortization for the twelve months ended December 31, 2022 and 2021, related to the above debt financings.

6.	Stockholders’ deficit:

Common stock options

At December 31, 2022, the Company has one stock-based employee compensation plan, the 2011 Stock Compensation Plan. The Company may also grant options to employees, directors and consultants outside of the 2011 plan under individual plans.

Information with respect to the Stock Compensation Plan at December 31, 2022, is as follows:

2011 Stock Compensation Plan
Shares authorized for issuance	1,750
Option vesting period	Immediate/Quarterly over 3 years
Date adopted by shareholders	November 2011
Option term	7 Years
Options outstanding	1,297
Options exercisable	1,227
Weighted average exercise price	$0.59

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

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

There were no stock options granted by the Company during 2022 and 2021.The fair value calculations for the stock options granted are based on the following assumptions:

Year Ended December 31, 2020
Risk free interest rate	0.18%
Expected life (years)	6.4
Expected volatility	164.00%
Expected dividends	None
Estimated average forfeiture rate	2.15%

The following table summarizes the allocation of stock-based compensation expense for the years ended December 31, 2022, and 2021. There were no stock options exercised during the years ended December 31, 2022, and 2021.

	December 31, 2022		December 31, 2021
Research and development	$	−	$	−
General and administrative		14		44
Director options and consultants		7		18
Stock-based compensation expense included in operating expenses		$21		$63

As of December 31, 2022, there was $4 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.3 years.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the year ended December 31, 2022.

The summary activity for the Company’s 2011 Stock Compensation Plans is as follows:

	December 31, 2022				December 31, 2021
	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at beginning of period	1,309	$0.84	$–		1,338	$0.87	$1,386
Granted		$–	$–		–	$–	$–
Forfeited/ Cancelled	12	$–	$–		–	$–	$–

Outstanding at period end	1,297	$0.59	$–	2.63	1,338	$0.87	$1,386	3.59
Options vested and exercisable at period end	1,227	$0.59	$–	2.51	1,165	$0.93	$1,143	3.30
Weighted average grant-date fair value of options granted during the period	$0.49				$0.78

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per share	Number Outstanding	Weighted Average Exercise Price per share
$0.00 – $0.50	910	2.64	$0.50	840	$0.50
$0.51 – $1.00	386	2.61	$0.78	386	$0.78
$1.01 – $25.00	1	0.00	$10.00	1	$10.00
	1,297	2.63	$0.59	1,227	$0.59

A summary of the status of the Company’s non-vested shares as of December 31, 2022, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value per share
Non-vested at January 1, 2022	167	$0.50
Granted		–
Canceled/Forfeited	12	$27.71
Vested	(109)	$0.50
Non-vested at December 31, 2022	70	$0.50

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

Treasury Stock

In January 2012, the Company received 5 shares of Common Stock. The Common Stock was valued at $325.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

Warrants

In June 2021, the Company transferred from SGP to Andrea Goren the Common Stock Purchase Warrant numbers 19-01 and 20-2, respectively dated February 6, 2019, and August 11, 2020 (the “SGP Warrants”) to purchase Seven Hundred Thousand (700,000) and Two hundred Fifty Thousand (250,000) shares of Company common stock, respectively.

There were no warrants issued by the company, but 15 warrants were exercised during the twelve-month ended December 31, 2022

A summary of the warrant activity is as follows:

	December 31, 2022			December 31, 2021
	Shares	Weighted Average Exercise Price per share		Shares	Weighted Average Exercise Price per share
Outstanding at beginning of period	1,450		$0.50	2,536		$1.52
Issued		$		465		$0.50
Exercised	(15)		0.50	–	$
Expired	(985)		$0.50	–		$–
Outstanding at end of period	450		$0.50	3,001		$1.37
Exercisable at end of period	450		$0.50	3,001		$1.37

A summary of the status of the warrants outstanding as of December 31, 2022, is as follows:

Number of Shares Outstanding and Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price per share
15	0.08	$0.50
435	0.62	$0.50
450	0.64	$0.50

As of December 31, 2022, 450 shares of Common Stock were reserved for issuance upon exercise of outstanding options and warrants.

7.	Related party

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

In April 2021, the Company re-paid $49 of Accounts Receivable Advances and $6 in accrued but unpaid 5% advance fees to an affiliate. In addition, the Company repaid to another affiliate $64 of Accounts Receivable Advances and $4 in accrued but unpaid 5% advance fees.

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

On April 20, 2022, the Company issued an aggregate of $70 in unsecured convertible notes to related parties. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2022.

On November 2022, the Company issued an aggregate of $35 in unsecured convertible notes to related parties. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

On December 2022, the Company issued an aggregate of $35 in unsecured convertible notes to related parties. and $37 to other investors. The unsecured notes are convertible by the holder into common stock at any time at a price per share of $1.00. Upon closing a new financing of at least $1,000 in aggregate proceeds, the Company can force conversion at a price equal to the lesser of $1.00 per share or the price per share of the new financing. The notes bear interest at the rate of 10% per annum and are due December 31, 2023.

There were no stock option grants to affiliates of the Company during the twelve months ended December 31, 2022, and 2021.

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

8.	Commitments and Contingencies:

Lease commitments

The Company maintains no leases. The Company rents approximately 120 square feet of office space in San Jose California. The office space is on a month-to-month rental basis and can be surrendered at any time without penalty. Office rent expense was approximately $32 and $37 in 2022 and 2021, respectively.

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

9.	Income taxes:

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2022, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets.

At December 31, 2022, the Company had net operating loss carryforwards of $53,370 for federal income tax purposes which will begin to expire in 2022 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $38,189. These state net operating losses carryforwards will begin to expire in the year 2028 if unused.

Deferred tax assets and liabilities at December 31 consist of the following:

	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$13,875	$13,780
Accruals and reserves	109	333
Deferred revenue	52	57
Intangibles	58	130
Other, net	62	198
Fixed assets	–	–
Gross tax assets	14,156	14,498
Valuation allowance	(14,156)	(14,498)
Realizable deferred tax asset	–	–

iSign Solutions Inc.

Notes to Consolidated Financial Statements

(In thousands except per share amounts)

The Company’s provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate to loss before taxes as follows for the years ended December 31, 2022, and December 31, 2021:

The components of the net deferred tax assets and liabilities are as follows:

	2022	2021
Income tax benefit at the federal statutory rate	$(71)	$(102)
State income tax benefit	(23)	(33)
NOL expiration	400	2,703
Prior year true-ups	–	49
Permanent items and other	–	–
Tax cuts and Jobs Act Rate Change	36	9
Change in valuation allowance	(342)	(2,625)
Income tax expense	$0	$1

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no net effect on our provision for the year ended December 31, 2022.

10.	Subsequent events:

In February and March 2023, the Company received, from related parties, advances aggregating $52 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 2% advance fee.