Form 10-Q
period 2023-03-31
iSign Solutions Inc.
filed 2023-05-15
CIK 727634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2023

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

Registrant’s telephone number, including area code.

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

Yes ☐        No ☒

Number of shares outstanding of the issuer’s Common Stock as of May 15, 2023: 6,332,736

i

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

iSign Solutions Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2023	2022
Assets	Unaudited
Current assets:
Cash and cash equivalents	$28	$68
Accounts receivable, net of allowance of $1 at March 31, 2023, and $0 at December 31, 2022.	90	108
Prepaid expenses and other current assets	-	19
Total current assets	118	195
Property and equipment, net	4	4
Other assets	3	4
Total assets	$125	$203

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$374	$371
Short-term debt – related party	1,599	1,547
Short-term debt other	1,725	1,725
Accrued compensation	163	69
Deferred compensation	219	219
Other accrued liabilities	1,954	1,850
Deferred revenue	64	185
Total current liabilities	6,098	5,966
Other long-term liabilities	795	758
Total liabilities	6,893	6,724
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; 2,000,000 shares authorized; 6,333 shares issued and outstanding at March 31, 2023, and 6,333 at December 31, 2022, respectively	63	63
Treasury shares, 5 at March 31, 2023, and December 31, 2022, respectively	(325)	(325)
Additional paid in capital	130,145	130,141
Accumulated deficit	(136,651)	(136,400)
Total stockholders’ deficit	(6,768)	(6,521)
Total liabilities and stockholders’ deficit	$125	$203

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Operations

Unaudited

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product	$70	$80
Maintenance	157	175
Total revenue	227	255

Operating costs and expenses:
Cost of sales:
Product	2	2
Maintenance	8	18
Research and development	167	161
Sales and marketing	85	54
General and administrative	128	160
Total operating costs and expenses	390	395

Loss from operations	(163)	(140)

Other income (expense) net	10	─
Interest expense:
Related party	(43)	(39)
Other	(55)	(52)
Loss before income tax expense	(251)	(231)

Income tax expense	─	─
Net loss	$(251)	$(231)
Basic and diluted net loss per common share	$(0.04)	$(0.04)
Weighted average common shares outstanding, basic and diluted	6,333	6,332

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

Unaudited

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2022	6,322	$63	5	$(325)	$130,120	$(135,689)	$(5,831)
Stock-based compensatio0n	─	─	─	─	$7	─	7
Cashless exercise of warrants	10	─	─	─	─	─	─
Net loss	─	─	─	─	─	(231)	(231)
Balance, March 31, 2022	6,332	$63	5	$(325)	$130,127	$(135,920)	$(6,055)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance January 1, 2023	6,333	$63	5	$(325)	$130,141	$(136,400)	$(6,521)
Stock-based compensation	─	─	─	─	$4	─	4
Net loss	─	─	─	─	─	(251)	(251)
Balance, March 31, 2023	6,333	$63	5	$(325)	$130,145	$(136,651)	$(6,768)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(251)	$(231)
Adjustments to reconcile net loss to net cash provided by (Used in) operating activities:
Depreciation and amortization	-	1
Stock-based compensation	4	7
Changes in operating assets and liabilities:
Accounts receivable, net	18	30
Prepaid expenses and other assets	19	7
Gain on Settlement of account payable	10	-
Accounts payable	(7)	18
Accrued compensation	94	19
Other accrued and long-term liabilities	142	105
Deferred revenue	(121)	143
Net cash provided by operating activities	(92)	99

Cash flows from investing activities:
Acquisition of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash flows from financing activities:
Proceeds from of short-term debts related party	-	-
Proceeds from the issuance of short-term debt other	-	50
Payment of short-term debts related party	52	(30)
Payment of short-term debts other	-	(100)
Net cash provided by (used in) financing activities	52	(80)

Net increase in cash and cash equivalents	(40)	16
Cash and cash equivalents at beginning of period	68	40
Cash and cash equivalents at end of period	$28	$56

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements

iSign Solutions Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

(In thousands)

	Three Months Ended March 31,
	2023	2022
Supplementary disclosure of cash flow information
Interest paid	$-	$28
Income taxes paid	$-	$-
Accounts receivable advance converted to convertible note	$-	$-

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

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant cumulative losses since its inception and, at March 31, 2023, the Company’s accumulated deficit was $136,651. The Company has primarily met its working capital needs through the sale of debt and equity securities. As of March 31, 2023, the Company’s cash balance was $28. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FORM 10-Q

(In thousands, except per share amounts)

Accounting Changes and Recent Accounting Pronouncements

In August 2020, the FASB issued ASU2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06,the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Similarly, equity-classified convertible preferred stock instruments will be accounted for as single units of account in equity unless the conversion feature needs to be bifurcated under Topic 815. The new guidance also made amendments to the earnings per share guidance in Topic 260, Earnings Per Share, for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation. Further, ASU 2020-06 made revisions to Subtopic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard did not have a material impact on the Company’s financial statements or disclosures.

Reclassification of Prior Year Presentation

The Company is reclassifying its consolidated financial statements for the year ended December 31, 2022 (the “2022 Consolidated Financial Statements”). The unaudited condensed financial statements represent a reclassification of certain prior year footnotes.

2.	Concentrations

The following table summarizes accounts receivable and revenue concentrations:

	Accounts Receivable As of March 31,		Total Revenue As of March 31,
	2023	2022	2023	2022
Customer #1	94%	91%	36%	35%
Customer #2	-	-	30%	25%
Customer #3	-	-	22%	20%
Total concentration	94%	91%	88%	80%

The following table summarizes sales concentrations:

	March 31, 2023	March 31, 2022
Sales within the United States	36%	35%
Sales outside of the United States	64%	65%
Total	100%	100%

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

3.	Property and equipment:

Property and equipment net consists of the following at:

	March 31, 2023	December 31, 2022
Computer equipment and software	$32	$32
Less accumulated depreciation and amortization	(28)	(28)
	$4	$4

4.	Other accrued liabilities:

The Company records other liabilities based on reasonable estimates for expenses, or payables that are known or estimated including deposits, taxes, rents, and services.

The Company had the following other accrued liabilities at:

	March 31, 2023	December 31, 2022
Accrued interest	$1,604	$1,507
Delaware Franchise tax	296	289
Other	54	54
Total	$1,954	$1,850

The Company had the following other long-term accrued liabilities at:

	March 31, 2023	December 31, 2022
Management fees	$795	$758
Total	$795	$758

5.	Debt:

The table below break down the Company’s debt into its related components at:

	March 31, 2023			December 31, 2022
	Advances	Note Payable	Total	Advances	Note Payable	Total
Short-term debt related party	$232	$1,367	$1,599	$180	$1,367	$1,547
Short-term debt other	$-	$1,725	$1,725	$-	$1,725	$1,725

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

FORM 10-Q

(In thousands, except per share amounts)

In February and March 2023, the Company received, from related party, advances aggregating $52 in cash against certain accounts receivable of the Company. Upon collection of an invoice, the Company agreed to repay the advance to the lenders on a pro rata basis together with a 2% advance fee.

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

During the three months ended March 31, 2023, the Company accrued a total of $98 in interest expense, $75 on notes only, of which $34 was to the related parties and $41 was to other investors in the three months ended 2023.

During the three months ended March 31, 2022, the Company accrued a total of $91 in interest expense, $67 on notes only, of which $30 was to the related parties and $37 was to other investors in the three months ended 2022.

6.	Stockholders’ Deficit:

Stock-based compensation expense is based on the estimated grant date fair value of the portion of stock-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton valuation model.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Forfeitures of stock-based payment awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2023, and 2022 was approximately 4.78% and 4.78%, respectively, based on historical data.

Valuation and Expense Information:

The weighted-average fair value of stock-based compensation is based on the Black-Scholes-Merton valuation model. Forfeitures are estimated and it is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized over the vesting period of the options. No options were granted during the three months ended March 31, 2023, and 2022. There were no stock options exercised during the three months ended March 31, 2023, and 2022, respectively.

The following table summarizes the allocation of stock-based compensation expense for the three months ended March 31:

	2023	2022
General and administrative	$3	$5
Director	1	2
Total stock-based compensation	$4	$7

A summary of option activity under the Company’s plans for the three months ended March 31, 2023, and 2022 is as follows:

	2023					2022
Options	Shares	Weighted Average Exercise Price per share		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1	1,297		$0.59	-	$-	1,338	$0.84	-	800
Granted	-	$		-		-	$-	-	-
Canceled	-		$-	-	-	16	$28.12	24.57
Outstanding at March 31	1,297		$0.59	0.59	$-	1,322	$0.60	0.50	1,100
Vested and expected to vest at March 31	1,297		$0.59	1.36	$-	1,322	$0.84	3.17	$1,100
Exercisable at March 31	1,250		$0.59	2.30	$-	1,182	$0.61	3.14	$967

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.01 - $0.50	910	0.50	$2.39	863	$0.50
$0.51 - $1.00	386	0.78	$2.36	386	$0.78
$1.01 - $25.00	1	10.00	$0.00	1	$10.00
Total	1,297	0.59	$2.38	1,250	$0.59

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

A summary of the status of the Company’s non-vested shares as of March 31, 2023, is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2022	70	$0.50
Vested	(23)	$0.50
Non-vested at March 31, 2023	47	$0.50

As of March 31, 2023, there was $4 of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the plans. The unrecognized compensation expense is expected to be realized over a weighted average period of one year.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2023, and 2022.

A summary of the warrant activity to purchase shares of Common Stock for the three months ended March 31 is as follows:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	450	$1.52	1,450	$1.52
Issued	-	$-	-	$-
Exercised	-	$-	(15)	$0.50
Expired	(15)	$0.50	(985)	$0.50
Outstanding at end of period	435	$0.50	450	$0.50
Exercisable at end of period	435	$0.50	450	$0.50

A summary of the status of the warrants outstanding and exercisable to purchase shares of Common Stock as of March 31, 2023, is as follows:

Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price per share
15	0.84	$0.50
10	3.32	$0.50
425	1.38	$0.50
450	1.41	$0.50

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

7.	Related party:

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

There were no stock option grants to affiliates of the Company during the three months ended March 31, 2023, and 2022.

8.	Commitment and Contingencies:

Lease commitments

The Company maintains no leases. The Company rents approximately 120 square feet of office space in San Jose California. The office space is on a month-to-month rental basis and can be surrendered at any time without penalty. Office rent expenses were approximately $7 and $10 in the three months ended March 2023 and 2022, respectively.

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

9.	Net Loss Per Share:

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

FORM 10-Q

(In thousands, except per share amounts)

The following table lists shares and warrants that were excluded from the calculation of diluted earnings per share as the inclusion of shares from the assumed exercise of such options and warrants would be anti-dilutive:

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Common stock subject to outstanding options	1,297	1,322
Common stock subject to outstanding warrants	435	450
Common stock subject to outstanding convertible debt plus accrued interest	8,766	7,556

10.	Subsequent event:

In April 2023, the Company repaid advances aggregating $59 of accounts receivable advances from related parties along with $1 of accrued advance fees.

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes”, “anticipates”, “hopes”, “intends”, “expects”, and other words of similar import, constitute “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause actual events to differ materially from expectations. Such factors include those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the following:

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

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this quarterly report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Company was incorporated in Delaware in October 1986. Except for the year ended December 31, 2004, in each year since its inception the Company has incurred losses. For the two-year period ended December 31, 2022, net losses aggregated approximately $1,197, and, at March 31, 2023, the Company’s accumulated deficit was approximately $135,651.

For the three months ended March 31, 2023, total revenue was $227, a decrease of $28, or 11%, compared to total revenue of $255 in the prior year period.

The net loss for the three months ended March 31, 2023, was $251, an increase of $20, or 9%, compared to a net loss of $231 in the prior year period. The increase in net loss is due to the decrease in revenue of $28, or 11%, and an increase in non-cash expenses of $7 or 8%, offset by the decrease in overhead expenses of $5 or 1% compared to the prior year.

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

Results of Operations

Revenue

For the three months ended March 31, 2023, product revenue was $70, a decrease of $10, or 13%, compared to product revenue of $80 in the prior year period. For the three months ended March 31, 2023, maintenance revenue was $157, a decrease of $18, or 10%, compared to maintenance revenue of $175 in the prior year period. The decrease is primarily due to discontinued annual maintenance.

Cost of Sales

For the three months ended March 31, 2023, cost of sales was $10, a decrease of $10, or 50%, compared to cost of sales of $20 in the prior year. The decrease was primarily due to a decrease in direct engineering costs associated with engineering service revenue, compared to the prior year.

Operating Expenses

Research and Development Expenses

For the three months ended March 31, 2023, research and development expenses were $167, an increase of $6, or 4%, compared to research and development expense of $161 in the prior year period.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Sales and Marketing Expenses

For the three months ended March 31, 2023, sales and marketing expenses were $85, an increase of $31, or 57%, compared to $54 in the prior year period. The increase was primarily attributable to an increase in commissions.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expenses were $128, a decrease of $32, or 20%, compared to general and administrative expenses of $160 in the prior year period. The decrease was due primarily to lower professional services and Accounting & Audit fee in this period compared to the prior year period.

Other income and expense

Other income, expenses were $10 and $0 for the three months ended March 31, 2023, and 2022.

Interest expense for the three months ended March 31, 2023, was $98, an increase of $7, or 8% compared to interest expense of $91 in the prior year period. The increase is due to an increase in short-term debt and other unpaid interest-bearing liabilities. Interest expense on short-term debt associated with related parties was $43 and non-related party interest expense was $55 for the three months ended March 31, 2023, compared to $39 associated with related parties and non-related party interest expense of $52 in the prior year period.

Liquidity and Capital Resources

At March 31, 2023, cash and cash equivalents totaled $28, compared to cash and cash equivalents of $68 at December 31, 2022. At March 31, 2023, total current assets were $118 compared to total current assets of $195 at December 31, 2022. At March 31, 2023, the Company’s principal sources of funds included its cash and cash equivalents aggregating $28.

At March 31, 2023, accounts receivable net was $90, a decrease of $18, or 17%, compared to accounts receivable, net of $108 at December 31, 2022. The decrease is primarily due to the timing of collections of accounts receivable.

At March 31, 2023, prepaid expenses and other current assets were $0, a decrease of $19, or 100%, compared to prepaid expenses and other current assets of $19 at December 31, 2022. The decrease is due primarily to normal amortization of insurance premiums and other prepaid for the current year.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

At March 31, 2023, accounts payable were $374, an increase of $3, or 1%, from the December 31, 2022, balance of $371.

At March 31, 2023, accrued compensation was $163, an increase of $94, or 136%, compared to accrued compensation of $69 at December 31, 2022. The increase is due primarily to the accrual of commissions during the quarter ended March 31, 2023.

Other accrued liabilities were $1,954 at March 31, 2023, an increase of $104, or 6%, compared to other accrued liabilities of $1,850 at December 31, 2022, primarily due to the accrual of interest on the Company’s debt and certain franchise taxes.

Deferred revenue was $64 at March 31, 2023, a decrease of $121, or 65%, compared to deferred revenue of $185 at December 31, 2022. The decrease is primarily due to the late renewal of maintenance contracts offset by the recognition of maintenance revenues during the quarter ended March 31, 2023.

At March 31, 2023, total current liabilities were $6,098 an increase of $132, or 2%, compared to total current liabilities of $5,966 at December 31, 2022. The increase is primarily due to the factors discussed above.

During the three months ended March 31, 2023, the Company accrued a total of $98 in interest expense, $75 on notes only, of which $34 was to the related parties and $41 was to other investors in the three months ended 2023.

During the three months ended March 31, 2022, the Company accrued a total of $91 in interest expense, $67 on notes only, of which $30 was to the related parties and $37 was to other investors in the three months ended 2022.

The Company had no material commitments as of March 31, 2023.

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

Interest Rate Risk

The Company did not enter into any short-term security investments during the three months ended March 31, 2023.

Foreign Currency Risk

From time to time, the Company makes certain capital equipment or other purchases denominated in foreign currencies. As a result, the Company’s cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. The Company attempts to limit these exposures through operational strategies and generally has not hedged currency exposures. During the three months ended March 31, 2023, and 2022, foreign currency translation gains and losses were insignificant.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Part II-Other Information

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information.

None.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Document
3.5	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation dated January 24, 2001, incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S/1A, filed December 20, 2007.
3.6	Certificate of Elimination of the Company’s Certificate of Designation of the Series A Preferred Stock dated August 17, 2001, incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S/1A, filed December 20, 2007.
3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State August 17, 2007, incorporated herein by reference to Exhibit 3.7 to the Company’s Registration Statement on Form S/1A filed on December 20, 2007.
3.8	Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 18, 1995, incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.9	Certificate of Designations, Powers, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on June 4, 2008, incorporated herein by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2008, incorporated herein by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008.
3.11	Certificate of Designations, Powers, Preferences and Rights of the Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on October 30, 2008, incorporated herein by reference to Exhibit 3.11 to the Company’s Annual Report on Form 10-K filed on March 12, 2009.
3.13	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 30, 2009, incorporated herein by reference to Exhibit 3.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009.
3.14	Amendment No. 1 to By-laws dated June 17, 2010, incorporated herein by reference to Exhibit 3.14 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010.
3.15	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.16	Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.17	Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on August 4, 2010, incorporated herein by reference to Exhibit 3.17 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2010.
3.18	Certificate of Amendment to Amended And Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.19	Second Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.20	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.20 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.21	Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2010, incorporated herein by reference to Exhibit 3.21 to the Company’s Annual Report on Form 10-K filed on March 30, 2011.
3.22	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.23	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
3.24	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 22, 2012.
3.25	Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.25 to the Company’s Form 10-K filed March 31, 2014.
3.26	Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.26 to the Company’s Form 10-K filed March 31, 2014.
3.27	Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, incorporated herein by reference to Exhibit 3.27 to the Company’s Form 10-K filed March 31, 2014.
3.28	Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on November 13, 2012, incorporated herein by reference to Exhibit 3.28 to the Company’s Form 10-K filed March 31, 2014.
3.29	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 10, 2013, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on November 1, 2013.
3.30	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on December 31, 2013, incorporated herein by reference to Exhibit 3.30 to the Company’s Form 10-K filed March 31, 2014.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
3.31	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 16, 2014, incorporate herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A on October 17, 2014.
3.32	Certificate of Amendment to Certificate of Designation of Series D Convertible Preferred Stock filed with the Delaware Secretary of State on March 24, 2015, incorporated herein by reference to Exhibit 3.32 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
3.33	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Designation of Series A-1 Cumulative Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.34	Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Designation of Series B Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.35	Certificate of Amendment to the Company’s Amended and Restated Certificate of Designation of Series C Participating Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.36	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed May 19, 2016.
3.37	Certificate of Amendment to the Company’s Certificate of Designation of Series D Convertible Preferred Stock filed with Secretary of State of the State of Delaware on May 18, 2016, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed May 19, 2016.
4.28	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.28 on the Company’s Form 10-K filed March 31, 2022.
10.59	Amendment to the Amended And Restated Certificate of Designation of the Series B Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.60	Amendment to the Amended And Restated Certificate of Designation of the Series C Participating Convertible Preferred Stock, incorporated herein by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed March 31, 2011.
10.61	Form Of Subscription Agreement, incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 4, 2011.
10.62	Amendment No. 1 to the Registration Rights Agreement dated March 31, 2011, incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 4, 2011
10.63	Note and Warrant Purchase Agreement dated April 23, 2012, incorporated herein by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012.
10.64	Form of Subscription Agreement dated September 14, 2012, incorporated herein by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.65	Form of Unsecured Convertible Promissory Note dated September 14, 2012, incorporated herein by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.66	Form of Subscription Agreement dated May 17, 2013, incorporated herein by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013.
10.67	Form of Subscription Agreement dated December 31, 2013, incorporated herein by reference to Exhibit 10.67 to the Company’s Form 10-K filed March 31, 2014.
10.68	Credit Agreement with Venture Champion Asia Limited dated May 6, 2014, incorporated herein by reference to Exhibit 10.68 to the Company’s Form 10-Q filed August 14, 2014.
10.69	Form of Subscription Agreement dated August 5, 2014, incorporated herein by reference to Exhibit 10.69 to the Company’s Form 10-K filed March 31, 2015.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

Exhibit Number	Document
10.70	Form of Subscription Agreement dated March 24, 2015, incorporated herein by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015.
10.71	Form of Subscription Agreement dated July 23, 2015, incorporated herein by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed November 16, 2015.
10.72	Note and Warrant Purchase Agreement dated November 3, 2016, incorporated herein by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.73	Form of Unsecured Convertible Promissory Note dated November 3, 2016, incorporated herein by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017
10.74	Note Purchase Agreement dated May 23, 2017, incorporated herein by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
10.75	Form of Secured Convertible Promissory Note dated May 23, 2017, incorporated herein by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2017.
*31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certificate of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1750, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

iSign Solutions Inc.

FORM 10-Q

(In thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iSign Solutions Inc.
Registrant

May 15, 2023	/s/ Mike Engmann
Date	Mike Engmann
(Principal Financial Officer and Officer Duly Authorized to Sign on Behalf of the Registrant)